Form 10-K
period 1994-12-31
INFORMIX CORP
filed 1995-03-20
CIK 799089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1994
OR
[   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___to___

Commission file number 0-15325

INFORMIX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of
incorporation or organization)

94-3011736
(I.R.S. Employer Identification No.)

4100 Bohannon Drive, Menlo Park, CA  94025
(Address of principal executive office)

415-926-6300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $ .01 par value
      (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was approximately $2,484,000,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1995, Registrant had outstanding 65,939,803 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE (to be deemed filed only to the extent specifically incorporated herein by reference and not otherwise excluded by law):

      Parts of the Proxy Statement to be used in conjunction with
      Registrant's Annual Stockholders Meeting to be held May 18, 1995:
      PART III
________________________________________________________________________

INFORMIX CORPORATION
1994 FORM 10-K ANNUAL REPORT
Table of Contents

PART I

Item  1.   Business

Item  2.   Properties

Item  3.   Legal Proceedings

Item  4.   Submission of Matters to a Vote of Security Holders

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters

Item  6.   Selected Financial Data

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item  8.   Financial Statements and Supplementary Data

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Item 13.   Certain Relationships and Related Transactions

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

Signatures


PART I

ITEM 1.     BUSINESS

INTRODUCTORY STATEMENT

The Company designs, develops, manufactures, markets and supports distributed relational database management systems, object-oriented, graphical- and character-based application development tools and graphical data-access tools for delivering information to most significant desktop platforms. In addition to software products, the Company offers training, consulting and maintenance to its customers.

The Company was initially incorporated in California in 1980 and was reincorporated in August 1986 in Delaware. In February 1988, Informix Software, Inc., the Company's principal operating subsidiary, was merged with and into Innovative Software, Inc., a Delaware corporation, causing Innovative Software, Inc. to become a wholly owned subsidiary of the Company. Following the merger Innovative Software, Inc. changed its name to Informix Software, Inc. Unless the context requires otherwise, the terms "Company" and "Informix" refer to Informix Corporation and its subsidiaries.

The Company maintains its executive offices at 4100 Bohannon Drive, Menlo Park, California 94025. Its telephone number is (415) 926-6300.

BACKGROUND

The Company designs, develops, manufactures, markets and supports database management systems, connectivity interfaces and gateways and application development tools for graphical- and character-based software applications all as part of relational database management systems (RDBMS). All of the Company's database products developed since 1983 support Structured Query Language ("SQL"), an industry standard created by IBM. The Company believes that its INFORMIX(R)-4GL Product, introduced in 1986, was the first fourth-generation applications development language consolidating SQL with syntax for menu creation, formatted screen generation and report writing. The combination of these features significantly increases programmer productivity and flexibility in developing applications software. The Company's core database management software runs on the UNIX(R), Windows(TM) and Windows/NT(TM) operating systems, and certain networks composed of computers running these operating systems.

The Company's customers consist primarily of end-users, application resellers, computer original equipment manufacturers (OEMs) and distributors. The Company markets its products directly to end-users through its sales force and indirectly to end-users through application resellers, OEMs and distributors.

The Company has three internal sales organizations which sell its products: North America; Europe, Middle East and Africa; and the Intercontinental Group, which includes Japan and the Asia/Pacific and Latin America regions. The North America sales organization, headquartered in Menlo Park, California, has sales offices located in major cities throughout the United States and Canada. The Europe, Middle East and Africa sales organization, headquartered in the United Kingdom, has sales offices in 17 European countries and uses independent distributors to sell products throughout the rest of Europe, the Middle East and Africa. The Company also has a European development, production and distribution center located in Ireland. The Intercontinental Group sales organization, headquartered in Menlo Park, California, has sales offices in 17 countries and also uses independent distributors to sell products. As of the date of this report, the Company has operating subsidiaries in 30 foreign countries.

PRODUCTS

Database Engines

The Company offers the following relational database SQL engines, which share a common set of development tools:

INFORMIX-OnLine Dynamic Server(TM), Informix's second generation on-line transaction processing (OLTP) engine. This server is based on the Company's Dynamic Scalable Architecture(TM) and features parallel data processing capability, replication and connectivity options built into the core database server, offering users significant enhancements without adding additional cost. Version 7.1 of this product is available on 11 symmetric multiprocessing platforms.

INFORMIX-OnLine, Informix's first generation OLTP database server with stored procedures, triggers, referential integrity, high availability, document imaging support and fast response times in heavy transaction environments.

INFORMIX-SE, designed for smaller organizations with limited MIS staffing or minimal database expertise because it is easy to install and maintain. This product provides the power of SQL without the complex database administration requirements.

Database Tools

Informix offers a variety of database application development tools designed to allow users to build applications quickly and maintain them easily. The Informix database tools are:

INFORMIX-NewEra(TM), a graphical, object-oriented development environment designed for creating enterprise-wide client/server database applications. This product began shipping in July 1994. INFORMIX NewEra features a fourth-generation object-oriented programming language, reusable class libraries and flexible application deployment, and supports open connectivity to Informix and non-Informix databases. INFORMIX-NewEra enables customers to easily create new graphical applications using existing character-based programs built with INFORMIX-4GL. INFORMIX-NewEra is currently available for Microsoft(R) Windows(TM) and OSF Motif(TM).

INFORMIX-4GL, a character-based development environment, which includes a fourth-generation programming language with full screen-building, report entry and SQL database input/output capabilities. The INFORMIX 4GL product family is comprised of three core products: INFORMIX-4GL Compiled, INFORMIX-4GL Rapid Development System and INFORMIX-4GL Interactive Debugger.

INFORMIX-SQL, a package of five interactive tools for creating character-based applications. INFORMIX-SQL consists of a forms package, a report writer, an interactive SQL editor, a menu builder and an interactive schema editor.

C-ISAM(R), a library of C functions that manage indexed sequential access method files. C-ISAM bypasses the overhead of an entire database management system and allows direct access to an application's records.

INFORMIX-NewEra ViewPoint(TM), a graphical database access and analytical tool specifically designed to give non-technical computer users point and click access to information contained in corporate or departmental databases and to run their own customized forms and reports.

INFORMIX-NewEra ViewPoint Pro, a graphical database administration tool, includes all of the features of INFORMIX-NewEra ViewPoint, as well as a database schema builder, an SQL editor and a SuperView(TM) builder, for creating highly specialized views to the database that simplify access, retrieval and analysis of data.

In February 1995, the Company entered into an agreement with Investment Intelligence Systems Limited ("IISL") which gave IISL exclusive rights to develop, distribute, sell and support the INFORMIX-Wingz(R) spreadsheet and the INFORMIX-HyperScript(R) Tools graphical development environment to new and existing customers. IISL will assume full responsibility for both products effective June 30, 1995. The agreement is world-wide, with the exception of Japan, where ASCII Corporation will retain the exclusive rights to market and distribute the Kanji version of INFORMIX-Wingz.

Connectivity Products

INFORMIX-Gateway(TM) with DRDA, a UNIX-based connectivity tool allowing interoperability to IBM databases such as DB2, DB2/VM and DB2/400 from Windows and UNIX clients. INFORMIX-Gateway with DRDA allows applications built with Informix application development tools to transparently access and modify information in Distributed Relational Database Architecture(TM)-compliant database management systems.

INFORMIX-Enterprise Gateway(TM), a UNIX-based connectivity tool, which incorporates the Enterprise Data Access SQL suite of products from Information Builders, Inc. This product was released in December 1994 and provides transparent access through SQL statements and remote procedure calls to over 60 relational and non-relational data sources on 35 different hardware platforms and operating systems.

INFORMIX-STAR, provides the ability to access databases stored on multiple servers in the same transaction. INFORMIX-STAR allows the joining and viewing of multiple databases at different locations as if they were one common database. The functionality of this product is included in INFORMIX-OnLine Dynamic Server.

INFORMIX-NET, allows the off-loading of application processing from the server to a client workstation. The functionality of this product is included in INFORMIX-OnLine Dynamic Server and all of the Company's UNIX-based tools. INFORMIX-NET PC for DOS permits the same off-loading between a PC workstation and an Informix database server.

INFORMIX DCE/NET, a connectivity product based on the Open Software Foundation Distributed Computing Environment specification. This
Product was released in December 1994 and allows customers transparent access to Informix and other relational databases and takes advantage of DCE security and directory services.

INFORMIX-TP/XA, links INFORMIX-OnLine to a transaction manager to support transactions involving multiple databases and multiple computer systems. INFORMIX-TP/XA is a library of C functions that establishes the connection between INFORMIX-OnLine and the transaction manager.

INFORMIX-ESQL for C and COBOL, embedded SQL products which permit developers to take advantage of SQL technology while building applications in C or COBOL.

Maintenance, Consulting and Services

The Company maintains field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to its customers. These services include pre- and post- sales technical assistance, consulting, product and sales training and technical support services. Consultants and trainers provide services to customers to assist them in the use of the Company's products and the design and development of applications that utilize the Company's products.

The Company provides maintenance to its RDBMS customers on an optional basis for fees ranging from 10% to 18% of the license fees paid by the customer which generally includes product updates. In fiscal 1994, 1993 and 1992 service revenue, which includes maintenance, consulting and training fees, represented 22%, 19% and 16% of total revenues, respectively.

MARKETING AND CUSTOMERS

In the United States, the Company distributes its products through the channels of direct end-user licensing, OEMs, application resellers addressing specific markets and distributors. The Company licenses its products to large companies and government entities through its direct sales force, and to certain of these companies, as well as smaller end-users, through its telemarketing sales force.

In Europe and Latin America, the Company uses distribution channels similar in type to those used by the Company in the United States. In other foreign regions, the Company licenses its products to end-users primarily through application resellers, distributors and OEMs.

The Company has chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. The Company, therefore, has generally avoided exclusive relationships with its licensees and other resellers of its products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict.

The Company's direct sales and support staff is organized geographically with three separate domestic and international sales organizations:
North America; Europe, Middle East and Africa; and the Intercontinental Group, which includes Japan and the Asia/Pacific and Latin America regions. At December 31, 1994, the Company's sales, marketing and support staff totaled 730 regular employees in the North America region; 467 regular employees in the Europe, Middle East and Africa region; and 161 regular employees in the Intercontinental Group region.

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan, and will acquire the remaining 10 percent in January 1996. This acquisition will be recorded as a purchase. The purchase cost of this business is approximately $46,000,000, of which $34,800,000 is allocated to intangible assets acquired.

No single customer accounted for ten percent or more of the Company's revenues in fiscal 1994, 1993 or 1992. The Company estimates that the revenues from licensing of database server and connectivity products were approximately 68% of total license revenues in 1994 and revenues from licensing of application development and desktop productivity tools were approximately 32% of total license revenues in 1994. Service revenues, consisting of maintenance, training and consulting, were 22% of revenues in 1994.

The Company provides a financing option to customers in connection with the license of software in the United States through its wholly-owned subsidiary, Informix Credit Company. Similar financing is offered in Europe.

LICENSING

End-User Licensing

The Company's products are licensed directly to end-users through the Company's sales force as well as indirectly to end-users through application resellers, OEMs and distributors. The Company believes that the common core technology of its RDBMS software products, based on standard operating systems and the SQL database language places it in a strong position to sell into major corporations and government agencies that wish to standardize their diverse computing environments. As a result, certain of these end-user organizations have entered into general purchasing agreements with the Company which offer volume discounts.

Application Reseller Licensing

Since its inception, the Company has licensed application resellers to distribute its products. A typical application reseller develops an application product (e.g., an insurance agency management system) using one of the Company's products and then licenses the resultant application software to its customers in the target market. The application reseller customer purchases a license for use of the Company's product to develop an applications program. Depending on the application program developed, it may include a run-only license, a full version license or even multiple product licenses.

Application resellers develop applications using a wide array of application development tools, including products from the Company, such as INFORMIX-NewEra, INFORMIX-4GL and INFORMIX-SQL, as well as products offered by third parties. Applications developed using the Company's products are generally portable across various brands of computers and different operating systems. The Company believes that this feature is significant to this distribution channel.

The Company has specialized programs to support the application reseller distribution channel. Under these programs, the Company provides to selected application resellers a combination of marketing development services, consulting and technical marketing support and discounts.

OEM Licensing

The Company's products are also marketed with the assistance of the sales forces of its OEM customers. Many OEMs have concluded that "solution selling" of a combination of software and hardware to their respective customers enhances the sales of their computer equipment. The Company believes that the compatibility and range of applications for its products is significant to this distribution channel.

Distributor Licensing

The Company has established a network of full service international distributors who provide local service and support, as well as the Company's products, to their respective national markets. The Company's products have been translated by the Company or the Company's distributors into a number of foreign languages, including Japanese (Kanji), Chinese (Simplified and Traditional), Czech, Danish, French, German, Hebrew, Hungarian, Korean (Hangul), Italian, Polish, Russian, Slovak, Spanish, Swedish and Thai.

Revenues from foreign customers (all channels) accounted for approximately 55%, 58% and 53% of total revenues for fiscal years 1994, 1993 and 1992, respectively. For export and geographic segment data, see Note 7 to the 1994 Consolidated Financial Statements.

PRODUCT DEVELOPMENT

The computer software industry is highly competitive and rapidly changing. Consequently, the Company dedicates considerable resources to research and development efforts to enhance its existing product line and to develop new products to meet new market opportunities. Major research and development projects in 1994 included INFORMIX-NewEra and INFORMIX-OnLine Dynamic Server.

Most of the Company's current software products and accompanying documentation have been developed internally; however, the Company has acquired certain software products from others and plans to do so again in the future.

Current product development is focused toward:

* Development of the next major release of INFORMIX-OnLine Dynamic Server for use on uniprocessor, symmetric multi-processor and loosely coupled (both massively parallel processor and clustered) computer systems.

* Improvement and enhancement of current products and new products, with particular emphasis on parallel computer architecture, graphical desk top, system administration, application partitioning and video, multimedia and mobile capabilities.

* Improvements to Informix products to provide greater speed and support for larger numbers of concurrent users.

* Adaptation of new products to the broad range of computer brands and operating systems Informix currently supports and adaptation of current products to new brands of computers and operating systems which represent attractive market opportunities for Informix products.

There can be no assurance that the Company's product development efforts will be successful or that any new products will achieve significant market acceptance.

As of December 31, 1994, the Company had 459 regular employees engaged in research and development.

During fiscal 1994, 1993 and 1992 the Company expended $60,417,000, $43,619,000 and $28,807,000, respectively, on research and development, representing approximately 13%, 12% and 10% of revenues for such periods. Also during fiscal 1994, 1993 and 1992 the Company capitalized costs in accordance with Statement of Financial Accounting Standards No. 86 of $13,633,000, $8,556,000 and $5,031,000, respectively. See
Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses - Research and Development Expenses.

COMPETITION

Companies in the RDBMS markets compete primarily on the basis of price/performance characteristics, name recognition, support and training services, and the reliability, features and functions of their products. The Company believes that the technical advantages of its products, its approach to sales and marketing, its relations with dealers, distributors and OEMs, and its customer service and support contribute to its ability to compete in this market.

The Company also competes with other companies in the micro-computer software market for distributors, dealers, Application resellers and other channels of product distribution. The principal considerations for distributors and dealers in determining which products to offer include product features, customer acceptance, profit margins, product support, service and credit terms.

Informix faces intense competition in the market for RDBMS products running on mid-range computers from a limited number of principal competitors and from a number of emerging companies. Informix believes it has the largest installed base of RDBMS software for computers running the UNIX operating system. It also offers RDBMS software products for high-end personal computers running the Windows and Windows/NT operating systems, which it supplies primarily to corporate end-users and application resellers under volume purchase arrangements. Informix believes that there is a large market potential for RDBMS software running on mid-range computers which might attract additional competitors, including companies which currently market RDBMS software for computers either smaller or larger than computers in the mid-range market.

The chief competition faced by Informix is currently provided by Oracle Corporation, Sybase Corporation, CA Ingres (a subsidiary of Computer Associates), IBM, Microsoft and Progress Software and suppliers of third party tools such as Powersoft Corporation, Gupta Technologies, Uniface Corporation and Unify Corporation. Some of Informix's current competitors and many potential competitors have greater financial, technical and marketing resources than Informix.

Informix believes that for all of its RDBMS software products, the principal competitive factors include:

* Applications development productivity (the speed with which applications can be built).

* Flexibility of applications development tools to build applications according to specifications.

* Database performance (the speed at which database storage and retrieval functions are executed).

* Availability of products across various brands and sizes of computers.

* The distribution of RDBMS software applications and data across networks of computers from multiple suppliers.

While discounts are typically granted from the suggested retail price for most micro-and mini-computer software, price competition has not been a major factor to date in the high performance end of the business, scientific and government software markets in which the Company competes. In contrast, intense competition currently exists in the low performance sector of that market. The Company believes that price competition, with its attendant reduced profit margins, may emerge as a significant consideration in the high performance area over time.

PRODUCT PROTECTION

The Company relies on a combination of trade secret, copyright and trademark laws, license agreements and technical measures to protect its rights in its software products. Like many software companies, the Company has no patents to date, although it has applied for one software patent for core technology present in Informix products which include the Informix SuperView(TM) element, a front-end database management tool, and is proceeding with applications for several other software patents. The Company maintains trademark and service mark registrations in the United States and numerous other foreign jurisdictions.

The Company's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products to the customer's internal business purposes either on a single computer at a single site or to a specific number of users at a single site or enterprise wide. The Company also relies on "shrink-wrap" licenses. The Company's "shrink-wrap" license includes a prominently displayed notice informing the end-user that, by opening the product packaging, the end-user agrees to be bound by the Company's license agreement printed on the package. Copyright and trade secret protection for source code and other software products may be unavailable in certain foreign countries. In addition, "shrink-wrap" licenses may be unenforceable under the laws of certain jurisdictions.

The Company protects the human readable, source code version of its products as a trade secret and as an unpublished copyrighted work. The Company has licensed the source code of its products to certain customers under certain circumstances, and for restricted uses. In addition, the Company has entered into source code escrow agreements with a number of its customers that generally require release of source code to the customer in the event there is a bankruptcy proceeding by or against the Company, the Company ceases to do business or the Company ceases to support the product. In the event of a release of the source code to a customer, the customer is required to maintain its confidentiality and, in general, to use the source code solely for internal business purposes or for the purpose of providing maintenance and support to its customers, and, in certain circumstances, to embedding it in customer products.

The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introduction, frequent product enhancement, name recognition and ongoing product maintenance.

EMPLOYEES

As of December 31, 1994, the Company and its subsidiaries had 2,212 regular employees worldwide, including 1,358 in sales, marketing and support; 459 in product development; 104 in operations and 291 in administration and finance.

Competition in recruiting personnel in the computer software industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

None of the Company's U.S. employees are represented by a labor union. A small number of employees located outside of the United States are represented by labor unions. The degree of this representation varies from country to country. The Company has experienced no work stoppages and believes that its employee relations are excellent.

EXECUTIVE OFFICERS

Set forth below are biographical summaries of the current executive officers of the Company.

Frank J. Bergandi, 44, joined the Company in February 1992 as Vice President, North American Sales and became Vice President, North America in April 1994. From April 1990 to February 1992, Mr. Bergandi was President of the Soma Group, a software and service brokerage which he co-founded. From August 1984 to April 1990, Mr. Bergandi held a number of positions at Cullinet Software, the most recent being Vice President and Regional Manager.

Richard C. Blass, 40, joined the Company in February 1985 as Controller and became Vice President, Corporate Controller in February 1988.

Margaret R. Brauns, 40, became Vice President and Treasurer of the Company in November 1992. Ms. Brauns joined Informix as Treasurer in May 1990. From February 1988 to May 1990, she served as Treasurer at Wyse Technology Incorporated.

D. Kenneth Coulter, 50, joined the Company in February 1988 as Managing Director, UK. He became Senior Vice President, Europe, Middle East and Africa, in April 1992. From January 1990 to April 1992, Mr. Coulter was Vice President, Europe of the Company.

Ira H. Dorf, 54, joined the Company as Vice President, Human Resources in October 1989.

Howard H. Graham, 47, joined the Company in February 1990 as Vice
President, Finance and Chief Financial Officer and became Senior Vice President, Finance and Chief Financial Officer in March 1991.

James F. Hendrickson, Jr., 55, joined the Company as Vice President, Customer Services in July 1992. In February 1995, Mr. Hendrickson assumed the additional responsibility of Lenexa Site Manager. Prior to joining Informix, Mr. Hendrickson was Senior Vice President of Marketing at Image Business Systems from 1991. From 1988 to 1990, Mr. Hendrickson worked as Executive Vice President of Development at International Customer Solutions, Inc.

Stephen E. Hill, 36, became Vice President, Strategic Planning and Corporate Development in July 1991. Since joining the Company in
December 1985, Mr. Hill has served the Company in a variety of strategic planning, development and marketing positions.

Mike Saranga, 57, joined the Company as Senior Vice President, Product Management and Development in May 1993. Prior to joining the Company, Mr. Saranga was employed by IBM for 30 years, most recently as Assistant General Manager of Programming Systems, where Mr. Saranga developed IBM's technical and business strategies for key technologies including client/server, distributed systems and multimedia.

Steven R. Sommer, 40, joined the Company as Vice President, Marketing in May 1993. Mr. Sommer was employed by Cognos, Inc., an application development tools software company, from February 1990 to March 1993.
At Cognos, Inc., Mr. Sommer had responsibility for world-wide marketing as Vice President of Corporate Marketing and Vice President of Marketing Operations.

David H. Stanley, 48, joined the Company as Vice President, Legal, General Counsel and Assistant Secretary in July 1988. In August 1990, Mr. Stanley was elected to the additional office of Secretary.

Phillip E. White, 52, has been the Company's Chief Executive Officer since January 1989. He has held the additional office of President since August 1990 and of Chairman since December 1992. Mr. White also serves as a director of Adaptec, Inc., a computer input/output technology company.

Edwin C. Winder, 46, joined the Company in February 1990. Since joining the Company, Mr. Winder has held a variety of executive positions in sales, marketing and customer service. He is currently the Company's Senior Vice President, Intercontinental Group.

______________

Distributed Relational Database Architecture, Microsoft, Motif, UNIX, Windows and Windows/NT are trademarks of their respective owners. All other names indicated by (R) or (TM) are registered trademarks of the Company.

ITEM 2.     PROPERTIES

The Company's headquarters and its marketing, finance, North American and Intercontinental Group sales, administration, customer service and research and development operations are located in five modern buildings in a seven building office park in Menlo Park, California, approximately 30 miles south of San Francisco. Informix leases approximately 200,000 square feet of space in these buildings. The leases for spaces in three of the buildings expire in April 1998. The remaining leases expire in September 2001. The annual base rent payment (not including operating expenses, insurance, property taxes and assessments) is approximately $3,116,000, and is subject to adjustments at set rates between five and seven percent per year. Informix must also pay an allocated portion of operating expenses, insurance, property taxes and assessments which aggregated approximately $828,000 in 1994. Informix has an option to renew each lease for another five-year term at 95% of the then fair rental value.

Some of the research and development for the Company's tools products, a portion of the Company's customer service organization, the Company's principal manufacturing facility and the Company's telemarketing organization are located in two modern buildings aggregating approximately 135,000 square feet in Lenexa, Kansas, a suburb of Kansas City. The buildings are owned by a partnership, of which Informix Software, Inc. is a 50% partner, and leased by the partnership to Informix Software, Inc. under a lease with an initial ten-year term that expires in March 1998. There are two five-year renewal options. Annual rental and operating expenses aggregated approximately $1,380,000 in 1994. Rental under this lease remains fixed through 1998, and then adjusts to prevailing rates for the renewal terms.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Market Information

The Company's Common Stock has been traded on the over-the-counter market under the NASDAQ symbol IFMX since the Company's initial public offering on September 24, 1986. The following table sets forth for the Company's Common Stock the range of high and low closing prices on the NASDAQ National Market System.


1993              High     Low
1st quarter       $20.25   $13.94
2nd quarter        27.00    13.88
3rd quarter        26.25    18.50
4th quarter        23.00    16.63

1994
1st quarter       $24.13   $16.00
2nd quarter        22.13    14.50
3rd quarter        27.75    15.88
4th quarter        32.13    23.75


Common Stockholders of Record and Dividends

At February 28, 1995, there were approximately 1,594 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company has never paid dividends on its Common Stock and its present policy is to retain its earnings to finance anticipated future growth.

ITEM 6.     SELECTED FINANCIAL DATA


Five-Year Summary
(in thousands, except per share data) 1994      1993      1992*     1991      1990
Net Revenues                          $468,697  $352,915  $283,594  $179,811  $146,107
Net Income (Loss)                       66,196    56,115    47,782    12,610   (23,123)
Net Income (Loss) Per Share               0.98      0.83      0.75      0.21     (0.46)
Total Assets                           444,410   326,633   231,459   132,924   109,534
Long-Term Obligations                      522       451     1,797    25,383    30,062


* In 1991, the Company was selected to provide the database component of a decision-support system for the Army National Guard and Army Reserves. In 1992, the Company received $26.8 million in 1992 for license fees and support as part of this Reserve Component Automation System (RCAS) contract and recorded $21.8 million as license revenue and incurred $3.2 million in operating expenses in 1992. The remaining $5.0 million of service revenue is being recognized over the support period.

The Company has not paid and does not anticipate paying cash dividends on its common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Selected elements of the Company's financial statements are shown below for the last three years as a percentage of revenue and as a percentage change from year to year.

In 1991, the Company was selected to provide the database component of a decision-support system for the Army National Guard and Army Reserves. In 1992, the Company received $26.8 million as part of this Reserve Component Automation System (RCAS) contract and recorded $21.8 million as license revenue and incurred $3.2 million in related operating expenses. The remaining $5.0 million of service revenue is being recognized over the support period. In 1992, the Company also recorded a $10.5 million charge due to a settlement of a securities class action lawsuit (see Litigation Settlement). In providing comparative information, corresponding tables are presented with Table 1 showing 1992 amounts as reported and Table 2 showing 1992 pro forma amounts excluding the RCAS license revenue and related expenses and the litigation settlement charge. The Company believes that year-to-year comparisons of financial results are not necessarily indicative of future results.


Table 1 (as reported)
                                                         % Increase (Decrease)
                               % of Net Revenues         1994       1993
                               Years Ended December 31,  Compared   Compared
                               1994    1993    1992      to 1993    to 1992
Net revenues                   100%    100%    100%      33%        24%

COSTS AND EXPENSES:
Cost of software distribution    5       6       8       23         (7)
Cost of services                10       9       9       40         23
Sales and marketing             43      39      36       46         37
Research and development        13      12      10       39         51
General and administrative       7      10      11        4          3
Total costs and expenses        78      76      74       37         28
Operating income                22      24      26       20         16
Net income                      14      16      17       18         17

Table 2 (pro forma)
                                                         % Increase (Decrease)
                               % of Net Revenues         1994       1993
                               Years Ended December 31,  Compared   Compared
                               1994    1993    1992      to 1993    to 1992
Net revenues                   100%    100%    100%      33%        35%

COSTS AND EXPENSES:
Cost of software distribution    5       6       8       23         (6)
Cost of services                10       9      10       40         23
Sales and marketing             43      39      38       46         41
Research and development        13      12      11       39         53
General and administrative       7      10      12        4          4
Total costs and expenses        78      76      79       37         30
Operating income                22      24      21       20         54
Net income                      14      16      16       18         31


The Company's operating income in 1994 was 22 percent of net revenues compared to 24 percent in 1993 and 26 percent in 1992. Excluding the revenue from the RCAS contract and associated expenses, 1992 operating income was 21 percent. The decrease in operating margin in 1994 compared to 1993 was primarily due to extensive investment in customer services, marketing and research and development expenditures and personnel additions to the Company's sales force worldwide. In 1995, the Company expects this trend to continue, which may adversely affect the Company's operating margin if there are no offsetting increases in revenue or reductions in other operating expenses.

Internally, the Company generally has a goal to achieve an annual
20 percent operating margin. Although the Company achieved these operating margin targets in 1994, 1993 and 1992 through revenue growth and expense controls, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and cost ratios. The Company's revenues have been increasingly derived from sales contracts directly with end users and less from the distributor or OEM sales channels. These end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value. In addition, the Company's quarterly operating margins generally follow a seasonal pattern, with second half revenues and operating margins being higher than those of the preceding first half.

The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

The effect of inflation on the Company's financial position has not been significant.

Revenues

The Company derives revenues principally from licensing its software. Such revenues may involve the shipment of product by the Company or the granting of a license to manufacture products. From time to time the Company has recognized substantial net revenue from large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The Company expects that this sort of transaction and the resulting fluctuations may continue. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter which makes quarterly revenues difficult to forecast.

Although the Company expects revenues to continue to grow in 1995, there can be no assurance that such growth will be achieved or that growth rates in the future will be comparable to those of 1994.


Table 3 (as reported)
(dollars in millions)          1994       Change    1993      Change    1992
License fees                   $363.8     28%       $284.3    20%       $237.4
    Percentage of net revenues   78%                  81%                 84%
Services                       $104.9     53%       $ 68.6    48%       $ 46.2
    Percentage of net revenues   22%                  19%                 16%
Net revenues                   $468.7     33%       $352.9    24%       $283.6

Table 4 (pro forma)*
(dollars in millions)          1994       Change    1993      Change    1992
License fees                   $363.8     28%       $284.3    32%       $215.6
    Percentage of net revenues   78%                  81%                 82%
Services                       $104.9     53%       $ 68.6    48%       $ 46.2
    Percentage of net revenues   22%                  19%                 18%
Net revenues                   $468.7     33%       $352.9    35%       $261.8


* Excludes RCAS license revenue in 1992.

Service revenue, consisting of customer support, training, and consulting, increased in each of the years presented. These increases were primarily attributable to the continued growth of the installed customer base and the renewal of maintenance contracts. The Company continues to emphasize support services as a source of revenue.

The revenue growth in 1994 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology. The growth in 1993 reflects the Company's continued emphasis on increasing license volume for its database servers and connectivity products. The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large, proprietary computer systems and market acceptance of UNIX and other open operating environments.

The Company has focused on the UNIX market since 1980 and has broadened its open environments by releasing a Windows and Windows NT version of an Informix database server in 1994. The Company has also developed and released connectivity products that provide access to other relational databases, both proprietary and open, and access to data through various protocols such as IBM's DRDA and X/Open's XA. The industry movement to new, open operating systems like Windows NT and access to database information through low-end, desktop machines may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected.

In 1993, the Company offered database server products in multiple versions, including a "secure" product, and released several new server and connectivity products, including the first of its Dynamic Scalable Architecture product line, INFORMIX-OnLine Dynamic Server 6.0. The Company also released several other products in 1993 to provide market-specific extensions and enhancements to the Informix suite of 4GL application development tools.

The license revenue growth in 1994 reflects continued strong demand particularly for the Company's new generation of database servers and connectivity products. In 1994, the Company released INFORMIX-OnLine Dynamic Server 7.1 on eleven symmetric multiprocessing platforms. The Company also introduced INFORMIX-NewEra in 1994, a second-generation client/server application development tool, and anticipates tools revenue to increase in absolute dollars in 1995. However, there is significant competition in the tools market from other companies and their product offerings: graphical, character-based, and object-oriented. Many of these tools products are "open," meaning they will access data stored on virtually any relational database, including Informix.

The Company's ability to sustain growth depends in part on the timely release of successful new and updated products, and the success of new and updated products from its competitors. The Company has experienced product introduction delays in the past and may have delays in the future.

Over half of the Company's net revenues are derived from its international operations (see Note 7 of Notes to Consolidated Financial Statements). In Europe, most revenues and expenses are denominated in local currencies. In 1994 and 1992, the U.S. dollar weakened against the major European currencies, which resulted in higher revenue and expenses recorded when translated into U.S. dollars and compared with the corresponding prior years. In 1993, the U.S. dollar strengthened significantly against the major European currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars and compared with the prior year. Through 1994, most revenues from Asia/Pacific, Canada, and Latin America were denominated in U.S. dollars. The translations of the revenues for these regions were less influenced by fluctuations in foreign exchange rates. The Company has increased its direct sales presence in Asia/Pacific by opening offices and acquiring its primary software distributors in Malaysia in 1994, and Japan and Korea in early 1995. This will increase the proportion of direct sales in local currency in these regions. The Company has also increased its direct presence in Latin America, although a significant
percentage of the revenue is still denominated in U.S. dollars.   The
Company incurred approximately $0.4 million in foreign exchange loss in Mexico in the fourth quarter of 1994 due to the instability of the economic climate in this country. In the future, the Company expects these currency fluctuations in Mexico, and to a lesser extent, other Latin America countries to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Approximately 55 percent, 58 percent, and 53 percent of the Company's net revenues were derived from sales to foreign customers for 1994, 1993, and 1992, respectively. The increase in foreign revenues in absolute dollars is primarily attributable to the establishment of new subsidiaries and sales offices in Europe, Asia/Pacific, and Latin America, and continued international acceptance for the Company's new and existing technology. Excluding the RCAS contract, foreign revenue represented 58 percent of net revenues in 1992. The Company expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future.

The Company has a hedging program in place to minimize foreign exchange gains or losses, where possible, from recorded foreign denominated transactions resulting from fluctuations in exchange rates. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America and Eastern Europe because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge translation to U.S. dollars of foreign denominated revenues and expenses not yet incurred.

The Company's distribution markets were reorganized into three general markets at the beginning of the second quarter of 1994: North America; Europe, Middle East, and Africa; and the Intercontinental Group, consisting of Latin America, Japan, and the Asia/Pacific region. These organizations contributed 46 percent, 38 percent, and 16 percent of the Company's net revenues, respectively, in 1994, compared to 43 percent, 41 percent and 16 percent, respectively, in 1993, and 43 percent, 42 percent and 15 percent, respectively, in 1992 (excluding the RCAS revenue in North America).


Cost of Software Distribution
(dollars in millions)                      1994     Change  1993      Change  1992
Manufactured cost of software distribution $16.9    13%     $14.9     (6%)    $15.8
   Percentage of license revenue             5%               5%                7%
Amortization of capitalized software       $ 7.8    50%     $ 5.2     (8%)    $ 5.7
   Percentage of license revenue             2%               2%                2%
Cost of software distribution              $24.7    23%     $20.1     (7%)    $21.5
   Percentage of license revenue             7%               7%                9%


Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third-party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

Excluding amortization of previously capitalized software development costs, costs of software distribution as a percentage of license revenue declined to 5 percent in 1994 and in 1993 from 7 percent in 1992. The decreases as a percentage of license revenue are the result of the recording of several large contracts which have low associated costs of software distribution since these customers generally manufacture the software themselves, as well as cost reduction programs implemented by the Company in 1992 and 1993. In 1995, the cost of software distribution as a percentage of license revenue will vary depending upon whether the product is reproduced by the Company or by customers.

The increase in amortization of capitalized software in 1994 resulted from the release of several products in the second half of 1994. The decrease of amortization of capitalized software in absolute dollars in 1993 was due to several projects being fully amortized in early 1992.


Cost of Services
(dollars in millions)            1994    Change  1993    Change  1992
Cost of services                 $46.0   40%     $32.9   23%     $26.8
Percentage of service revenue     44%             48%             58%


Cost of services consists primarily of customer support, consulting, and training expenses. The decreases in cost of services as a percentage of service revenue in both 1994 and 1993, compared to their corresponding prior year periods, are primarily due to higher growth in maintenance revenues, derived from product update rights and technical support, than maintenance expenses, primarily related to technical customer support.


Sales and Marketing Expenses
(dollars in millions)            1994    Change  1993    Change  1992
Sales and marketing              $200.5  46%     $137.7  37%     $100.4
    Percentage of net revenue      43%             39%             36%


The increase in sales and marketing expenses, in absolute dollars and as a percentage of net revenues, in 1994 and 1993 compared to their corresponding prior year periods, was a result of increased sales personnel worldwide as the Company expanded its investment in the worldwide direct sales organizations, opening of new subsidiaries, acquisition of several foreign distributors, higher commission expense associated with the increase in revenues and increased marketing programs associated with new product launches. Excluding RCAS revenue and associated expenses in 1992, sales and marketing expenses were 37 percent of net revenues.

With the continuing expansion throughout 1995 of worldwide operations, as well as increased sales and marketing expenditures aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses will increase in absolute terms in 1995.

Research and Development Expenses

The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company's research and development expenses exclude capitalized software costs of $13.6 million in 1994, $8.6 million in 1993, and $5.0 million in 1992, and exclude amortization costs of previously capitalized software (see Note 1 of Notes to Consolidated Financial Statements). The following table summarizes research and development costs for the prior three years:


(dollars in millions)                        1994    Change  1993    Change  1992*
Incurred product development costs           $74.0   42%     $52.2   54%     $33.5
Expenditures capitalized                      13.6   58%       8.6   70%       5.0
Research and development expenses            $60.4   39%      43.6   51%     $28.5
Percentage of net revenues                    13%             12%             11%
Expenditures capitalized as a % of incurred   18%    n/a      17%    n/a      15%
Amortization                                  $7.8   50%     $ 5.2   (8%)    $ 5.7


* Excludes RCAS license revenue in 1992

The increase in research and development expenditures in absolute dollars and as a percentage of net revenues from year to year was attributed to increased personnel and consultants working on new products and product extensions.

The proportion of capitalized expenditures as a percentage of total incurred expenses increased from year to year as several major projects in development had reached technological feasibility. The Company expects the proportion of work on capitalized projects in 1995 as a percentage of net revenues to remain relatively stable compared to 1994 as other major new products reach technological feasibility in 1995, and capitalization of the related software development costs begins.

Major new programs under development in 1995 include OnLine Dynamic Server 8.0 servers and connectivity products and new upgrades of INFORMIX-NewEra tools products. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels in 1995 to increase in absolute dollars.


General and Administrative Expenses


(dollars in millions)               1994    Change  1993    Change  1992
General and administrative expenses $34.5    4%     $33.2   3%      $32.2
   Percentage of net revenues         7%             10%             11%


General and administrative expenses in 1994 remained relatively flat with 1993 and 1992 in absolute dollars. Excluding the RCAS contract, general and administrative expenses were 12 percent of net revenues in 1992. The slight increase in absolute dollars from year to year was primarily due to an increase in the costs of supporting the Company's international operations as new subsidiaries and branch offices were established and existing subsidiaries were expanded. The Company expects that 1995 general and administrative expenses as a percentage of net revenues will remain similar to 1994.

Litigation Settlement

In 1992, a charge of $10.5 million was taken for the settlement of the securities class action lawsuit filed against the Company and certain of its officers and directors in 1988. The settlement, which was completed in May 1993, does not constitute an admission of liability or wrongdoing on the part of the Company or on the part of any of its current or former officers and directors. The settlement represents a decision by the Company's Board of Directors that a settlement at the time was in the best interest of the Company and its stockholders.


Interest Income
(dollars in millions)            1994 Change  1993    Change  1992
Interest income                  $3.8 (2%)    $3.9    95%     $2.0
   Percentage of net revenues     1%           1%              1%


Interest income in 1994 remained flat compared with 1993 despite higher cash and investments as the Company invested a large percentage of its cash and investments in tax-exempt securities. The increase in absolute dollars from 1992 to 1993 resulted from higher balances of cash and cash equivalents and short-term investments.


Interest Expense
(dollars in millions)            1994    Change  1993    Change  1992
Interest expense                 $0.4    2%      $0.4    (84%)   $2.3
   Percentage of net revenues     0%              0%              1%


Interest expense in 1994 and 1993 consists principally of interest expense on capital leases of certain computer and office equipment. Interest expense in 1992 consists primarily of interest expense on convertible debentures and capital leases of certain computer and office equipment. The decrease from 1992 to 1993 resulted primarily from the call for redemption of the convertible debentures in the fourth quarter of 1992.

Other Expense, net

The Company recognized net other expense of $2.6 million, $1.3 million, and $1.4 million in 1994, 1993, and 1992, respectively. In 1994, net other expense primarily consisted of foreign exchange losses, net, and expenses related to the Company's financing programs for accounts receivable. In 1993, net other expense primarily consisted of foreign exchange losses, net, partially offset by a reversal of a liability which was determined to be no longer necessary, related to a real estate partnership. In 1992, net other expense consisted of foreign exchange losses, net, partially offset by a gain on a sale of an investment.


Provision for Income Taxes
(dollars in millions)            1994    Change  1993    Change  1992
Provision for income taxes       $37.2   18%     $31.6   127%    $13.9
Effective tax rate                36.0%           36.0%           22.6%


The Company's effective tax rate increased to 36.0 percent of pretax income in 1994 and 1993 from 22.6 percent in 1992. This increase resulted from net operating loss and tax credit carryovers which were substantially utilized in 1992 and the 1.0 percent increase in the U.S. federal income tax rate in 1993. The Company's effective tax rate for fiscal years 1994 and 1993 is less than the combined federal and state statutory rate primarily due to the federal research and development credit and the permanent re-investment offshore of a portion of the earnings of the Company's lower-taxed Irish operations. The amount considered permanently invested in the Irish operations may vary from year to year and may affect the Company's effective tax rate.

The Company anticipates its fiscal 1995 effective tax rate to remain approximately the same as 1994; however, this rate could change based on a change in the geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the 1995 earnings of the Company's lower-taxed Irish operations and the scheduled termination of the federal research and development credit.


Liquidity and Capital Resources
(dollars in millions)                            1994     1993     1992
Cash, cash equivalents, and investments          $196.0   $143.5   $119.4
Working capital                                  $194.5   $156.0   $ 98.7
Cash provided by operations                      $114.5   $ 64.8   $ 90.5
Cash used in investing activities, excluding
  investments of excess cash                     $ 51.4   $ 36.7   $ 14.7
Cash provided by (used in) financing activities  $(10.8)  $ (3.5)  $  1.7


Cash generated by operations provided sufficient resources to fund the Company's personnel growth and capital asset needs in all years presented.

The increase in cash provided by operations in 1994 compared with 1993 was due mainly to higher income before depreciation and amortization charges, increased accounts payable and accrued expenses and the litigation settlement payment in 1993, partially offset by an increase in accounts receivable. The decrease in cash generated by operations in 1993 compared with 1992 was primarily attributable to an increase in accounts receivable and the litigation settlement payment, offset in part by increased net income.

Accounts receivable increased by $23.2 million in 1994 and by $45.4 million in 1993, principally as a result of increased sales. Days sales outstanding decreased to 79 days in the fourth quarter of 1994 from approximately 97 days in the fourth quarter of 1993, but increased from 63 days in the fourth quarter of 1992. Excluding RCAS, the days sales outstanding in the fourth quarter of 1992 was 77 days. Commencing in late 1993, the Company instituted programs to have third party financial institutions provide financing for extended credit terms instead of such terms being provided by the Company. The Company believes these financing programs are primarily responsible for the decrease in days sales outstanding during 1994. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs. Although a large portion of the Company's revenues are derived from resellers, the Company's revenues since 1993, particularly in Europe, have shifted substantially from distributors to direct end-users. These end-user sales contracts frequently bear extended payment terms which result in an increase in days sales outstanding ratios, unless the contracts are financed. The shift in distributor channels is likely to continue as products and markets mature. The Company is utilizing a variety of means to reduce the days sales outstanding ratio. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters.

Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in 1994, compared with 1993 and 1992 levels. In 1994, 1993, and 1992, the Company acquired $25.2 million, $22.1 million, and $9.7 million, respectively, of capital equipment consisting primarily of computer equipment, computer software, and office equipment. The increase of capital equipment purchases in 1994 and 1993 resulted from the Company's growing employee headcount, the replacement of older equipment, and investment in new technology.
In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions. In 1994 and 1993, the Company made equity investments of $1.6 million and $3.5 million, respectively, in companies of strategic interest to the Company.

The Company's investments in software costs were previously discussed under "Results of Operations" and Note 1 of Notes to Consolidated
Financial Statements.

In the third quarter of 1994, the Company acquired two of its distributors, one in Germany and the other in Malaysia. The transactions were accounted for as purchases. The operating results of the distributors subsequent to the acquisition dates, which were not significant in relation to those of Informix, were included in the consolidated results of operations since the third quarter of 1994. The aggregate purchase price of these two distributors was approximately $12.5 million, of which $8.8 million has been paid in 1994 with the remaining balance to be paid in 1995.

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company will acquire the remaining 10 percent interest in January 1996. The Company will account for the acquisition as a purchase. The purchase price of ASCII's database division is approximately $46.0 million, of which approximately $34.8 million is allocated to intangible assets acquired.

In February 1995, the Company entered into an agreement to acquire in April 1995 an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent interest by January 1997. The purchase price of Daou's database division is approximately $4.3 million.

The Board of Directors has authorized the purchase of up to 4 million shares of the Company's common stock in the open market to satisfy requirements under Stock Option and Stock Purchase Plans. Through December 1994, 1,790,000 shares with an aggregate cost of approximately $32.1 million had been repurchased on the open market. During 1994 and 1993, all repurchased shares were re-issued to partially satisfy requirements under Stock Option and Stock Purchase Plans.

Net cash and cash equivalents provided by, or used in, financing activities in 1994 and 1993 included payments on capital leases and the repurchase of the Company's common stock offset by proceeds from the sale of the Company's common stock to employees.

Net cash and cash equivalents provided by, or used in, financing activities was not significant in 1992 as proceeds from the sale of the Company's common stock to employees was partially offset by the payments on capital leases.

The Company expects current balances of cash, cash equivalents, and short-term investments, along with the cash generated by operations, will be sufficient to fund anticipated levels of operations at least through 1995, to purchase the Japanese and Korean distributors and may be used for investments and additional acquisitions to supplement internal revenue growth and for other corporate purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS


                                                        December 31,   December 31,
(in thousands, except share and per share amounts)      1994           1993
Assets
Current Assets:
     Cash and cash equivalents                          $131,882       $ 67,329
     Short-term investments                               59,644         76,198
     Accounts receivable, less allowances for doubtful
          accounts of $6,036 in 1994 and $3,181 in 1993  131,548        109,005
     Deferred taxes                                        9,978          5,884
     Other current assets                                 14,964         11,001
Total current assets                                     348,016        269,417
Property and Equipment, at cost
     Computer equipment                                   68,240         48,095
     Office equipment and leasehold improvements          28,069         24,283
                                                          96,309         72,378
     Less accumulated depreciation and amortization      (52,188)       (39,597)
                                                          44,121         32,781

Software Costs, less accumulated amortization
     of $7,973 in 1994 and $7,989 in 1993                 24,681         17,680
Deferred taxes                                             7,651          1,378
Long-term investments                                      4,477              _
Intangibles and other assets                              15,464          5,377

Total Assets                                            $444,410       $326,633

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                   $ 18,737       $ 14,926
     Accrued expenses                                     27,784         18,388
     Accrued employee compensation                        33,777         26,823
     Income tax payable                                   17,725         12,705
     Deferred taxes                                        1,612            818
     Deferred revenue                                     48,580         36,309
     Current portion of capital lease obligations            391          1,081
     Other current liabilities                             4,946          2,354
Total current liabilities                                153,552        113,404

Capital lease obligations, less current portion              343            451
Other noncurrent liabilities                                 179              _
Deferred taxes                                            14,692          5,373
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01 per share-                _             _
          5,000,000 shares authorized, none issued
     Common stock, par value $.01 per share-
          150,000,000 shares authorized, issued 65,473,889
          and 64,869,162 in 1994 and 1993, respectively      655           649
     Additional paid-in capital                          139,897       125,230
     Treasury stock, at cost (133,389 shares in 1993)          _        (2,431)
     Retained earnings                                   136,025        86,484
     Unrealized gain on available-for-sale securities,
          net of tax                                         665             _
     Foreign currency translation adjustment              (1,598)       (2,527)
Total stockholders' equity                               275,644       207,405

Total Liabilities and Stockholders' Equity              $444,410      $326,633


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME

                                         Years ended December 31,
(in thousands, except per share data)    1994     1993     1992
Net Revenues
     Licenses                            $363,756 $284,338 $237,407
     Services                             104,941   68,577   46,187
                                          468,697  352,915  283,594

Costs and Expenses
     Cost of software distribution         24,669   20,077   21,483
     Cost of services                      45,986   32,944   26,777
     Sales and marketing                  200,538  137,698  100,418
     Research and development              60,417   43,619   28,807
     General and administrative            34,526   33,188   32,214

                                          366,136  267,526  209,699
     Operating income                     102,561   85,389   73,895

Litigation settlement                           _        _  (10,500)
Interest income                             3,847    3,943    2,018
Interest expense                             (380)    (371)  (2,253)
Other expense, net                         (2,598)  (1,282)  (1,448)
     Income before income taxes           103,430   87,679   61,712
Income Taxes                               37,234   31,564   13,930

Net Income                                $66,196  $56,115  $47,782

Net Income Per Common Share               $  0.98  $  0.83  $  0.75

Weighted Average Number of Common and
Common Equivalent Shares Outstanding:      67,305   67,601   63,662


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended December 31,
(in thousands)                                                  1994     1993       1992
Operating Activities
Net income                                                      $66,196  $56,115   $47,782
Adjustments to reconcile net income to cash and cash
     equivalents provided by operating activities:
     Depreciation and amortization                               16,206   11,414     9,931
     Amortization of capitalized software                         7,848    5,220     5,662
     Deferred tax expense                                          (624)   7,164       635
     Provisions for losses on accounts receivable                 3,824    1,578     2,017
     Foreign currency transaction loss (gain)                    (1,323)   1,444       370

Changes in operating assets and liabilities:
     Accounts receivable                                        (23,167) (45,389)  (26,288)
     Other current assets                                        (1,518)  (2,666)   (1,445)
     Accounts payable and accrued expenses                       35,557   29,672    28,463
     Accrued litigation settlement                                    _   (9,720)    9,720
     Deferred revenue                                            11,467    9,942    13,683
Net cash and cash equivalents provided by operating activities  114,466    64,774    90,530

Investing Activities
Investments of excess cash:
     Purchases of held-to-maturity securities                  (124,102)  (42,117)  (40,956)
     Purchases of available-for-sale securities                (108,846)  (94,790)  (51,314)
     Maturities of held-to-maturity securities                  106,513    36,929    26,829
     Sales of available-for-sale securities                     138,423    70,437    18,784
Increase in strategic investments                                (1,623)   (3,487)        _
Purchase of property and equipment                              (25,247)  (22,071)   (9,681)
Additions to software costs                                     (15,048)   (9,576)   (6,064)
Business combinations, net of cash acquired                      (8,799)        _         _
Other                                                              (699)   (1,585)    1,085
Net cash and cash equivalents used in investing activities      (39,428)  (66,260)  (61,317)

Financing Activities
Proceeds from issuances of common stock                           4,611     6,044     6,878
Principal payments on capital leases, net                        (1,179)   (2,458)   (5,157)
Acquisition of common stock                                     (22,139)   (9,999)        _
Reissuance of treasury stock                                      7,915     2,957         _

Net cash and cash equivalents provided by
     (used in) financing activities                             (10,792)   (3,456)    1,721
Effect of exchange rate changes on cash and cash equivalents        307      (526)        9

Increase (decrease) in cash and cash equivalents                 64,553    (5,468)   30,943
Cash and cash equivalents at beginning of period                 67,329    72,797    41,854
Cash and cash equivalents at end of year                       $131,882   $67,329   $72,797


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                Unrealized      Foreign
                                                        Additional                  Retained    Gain On         Currency
                                         Common Stock   Paid-In   Treasury  Stock   Earnings    Available For   Translation
(in thousands)                           Shares  Amount Capital   Shares    Amount  (Deficit)   Sale Securities Adjustment Totals
Balances at December 31, 1991            56,166  $140   $ 66,101  ---       $---    $(12,802)   $---            $   740    $ 54,179
  Stock split effected in the form
    of a stock dividend                           140       (140)
  Exercise of stock options               3,574    18      5,012                                                              5,030
  Sale of stock to employees under
    employee stock purchase plan            332     2      1,846                                                              1,848
  Tax benefits related to stock options                    3,803                                                              3,803
  Foreign currency translation adjustment                                                                        (2,403)     (2,403)
  Conversion of convertible debentures    2,764    14     22,399                                                             22,413
  Net income                                                                          47,782                                 47,782

Balances at December 31, 1992            62,836  $314   $ 99,021  ---       $---    $ 34,980    $---            $(1,663)   $132,652
  Stock split effected in the form
    of a stock dividend                           314       (314)                                                          ---
  Exercise of stock options               1,967    20      5,039                                                              5,059
  Sale of stock to employees under
    employee stock purchase plan             66     1        984                                                                985
  Tax benefits related to stock options                   20,500                                                             20,500
  Foreign currency translation adjustment                                                                          (864)       (864)
  Acquisition of treasury stock                                     (490)    (9,999)                                         (9,999)
  Reissuance of treasury stock                                       357      7,568   (4,611)                                 2,957
  Net income                                                                          56,115                                 56,115

Balances at December 31, 1993            64,869  $649   $125,230    (133)   $(2,431) $86,484   $---             $(2,527)   $207,405
  Exercise of stock options                 560     5      3,553                                                              3,558
  Sale of stock to employees under
    employee stock purchase plan             45     1      1,052                                                              1,053
  Tax benefits related to stock options                   10,062                                                             10,062
  Foreign currency translation adjustment                                                                           929         929
  Acquisition of treasury stock                                   (1,300)   (22,139)                                        (22,139)
  Reissuance of treasury stock                                     1,433     24,570  (16,655)                                 7,915
  Unrealized gain on available-for-sale
    securities, net of tax                                                                      665                             665
  Net income                                                                          66,196                                 66,196

Balances at December 31, 1994            65,474  $655   $139,897  ---       $---    $136,025   $665             $(1,598)   $275,644


See Notes to Consolidated Financial Statements.

Note 1 - Summary of Significant Accounting Policies.

Operations. Informix Corporation, a Delaware corporation, through its wholly owned subsidiary Informix Software, Inc. and its foreign subsidiaries (collectively "the Company"), designs, develops, manufactures, markets, and supports distributed relational database management systems (RDBMS), and object-oriented, graphical-, and character-based application development tools, and graphical data access tools for delivering information to most significant desktop platforms. In addition to software products, the Company offers training, consulting and maintenance to its customers.

Principles of Consolidation. The consolidated financial statements include the accounts of Informix Corporation and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.

For foreign operations with the U.S. dollar as the functional currency, assets and liabilities are translated at the year-end exchange rates. Statements of income are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in other expense, net.

The Company hedges, where possible, certain portions of its foreign exchange transaction exposures to foreign currency fluctuations primarily through the use of forward foreign exchange contracts in European and Asian foreign currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America and Eastern Europe because there are limited forward currency exchange markets in these currencies. Gains and losses associated with exchange rate fluctuations on forward foreign exchange contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the forward foreign exchange contracts are recorded as other expense, net. See Note 3 of Notes to Consolidated Financial Statements.

Revenue Recognition. The Company generally recognizes license revenue from sales of software licenses upon delivery of the software product to a customer. However, for certain computer hardware manufacturers and end-user licensees with amounts payable within twelve months, the Company will recognize revenue at the time the customer makes a contractual commitment for a minimum non-refundable license fee, if such computer hardware manufacturers and end-user licensees meet certain criteria established by the Company. License revenue from resellers (such as distributors and application vendors) and from other computer hardware manufacturers and end-users may be recognized at the earlier of either payment of the license fee or the shipment of the software media on a per-unit basis. However, in no case is revenue recognized unless a master or first copy is delivered to the customer.

Maintenance contracts generally call for the Company to provide technical support and software updates to customers. Maintenance contract revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from license fees and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time] the service is performed.

The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."

No single customer accounted for 10 percent or more of consolidated revenues in 1994, 1993, or 1992.

Income Taxes. The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board Statement No. 109 (FAS 109) "Accounting for Income Taxes." Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse.

Inventories. Inventories, which consist primarily of software product components, finished software products, and marketing and promotional materials, are carried at the lower of cost (first in, first out) or market value, and are included in other current assets.

Software Costs. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever is greater. The Company recorded amortization of $7.8 million, $5.2 million, and $5.7 million of software costs in 1994, 1993, and 1992, respectively, in cost of software distribution.

Property and Equipment. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life, generally the shorter of the lease term or three to seven years for financial reporting purposes, and by accelerated methods for tax purposes.

Businesses acquired. The purchase price of businesses acquired is allocated to the tangible and specifically identifiable intangible assets acquired based on their fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date have been five to seven years. The Company periodically monitors the recoverability of such intangible assets.

Net Income Per Common Share. Net income per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. All stock options and convertible debentures are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.

Concentration of Credit Risk. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments. The Company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company considers investments with an original maturity of more than three months but less than one year to be short-term investments. Investments with an original maturity of more than one year are considered long-term investments. Short-term and long-term investments are carried at either amortized cost or fair value, depending on their classification as held-to-maturity or available-for-sale, respectively. Cash equivalents are carried at amortized cost.

The Company invests its excess cash in accordance with its short-term and long-term investments policy which is approved by the Board of Directors. The policy authorizes the investment of excess cash in government securities, municipal bonds, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A1/P-1 (a small portion of the portfolio may consist of commercial paper rated A-2/P-2), and other specific money market instruments of similar liquidity and credit quality. The Company has not experienced any significant losses related to these investments.

Securities held-to-maturity and available-for-sale.   Management
determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net.
The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

Note 2 - Fair Values of Financial Instruments

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115).

Due to insignificant differences at the date of adoption of FAS 115 between the cost and fair value of the Company's investments, when considering both gross unrealized gains and gross unrealized losses, the adoption of FAS 115 had no effect on the Company's financial statements. Consequently, in accordance with FAS 115, prior period financial statements have not been restated.

The fair values for marketable debt and equity securities are based on quoted market prices.

The following is a summary of available-for-sale securities and held-to-maturity securities:


                                                       Held-to-maturity securities
December 31, 1994
(Dollars in thousands)                                       Gross       Gross       Estimated
                                                             Unrealized  Unrealized  Fair
                                                   Cost      Gains       Losses      Value
U.S. Treasury Securities                           $ 4,863    4                      $ 4,867
Municipal Bonds                                     31,020    2          119          30,903
Commercial Paper                                    39,602    4                       39,606

                                                   $75,485   10          119         $75,376

Amounts included in cash and cash equivalents      $38,604    3                      $38,607
Amounts included in short-term investments          32,404    5          119          32,290
Amounts included in long-term investments            4,477    2                        4,479

                                                   $75,485   10          119         $75,376



                                                       Available-for-sale securities
December 31, 1994
(Dollars in thousands)                                       Gross       Gross       Estimated
                                                             Unrealized  Unrealized  Fair
                                                   Cost      Gains       Losses      Value
U.S. Treasury Securities                           $   356                           $   356
Commercial Paper                                       223                               223
Municipal Bonds                                      6,079               62            6,017
Auctioned Preferred Stock                           21,000                            21,000
     Total Debt Securities                          27,658               62           27,596
U.S. Equity Securities                               3,000   1,124                     4,124

                                                   $30,658   1,124       62          $31,720

Amounts included in cash and cash equivalents      $   356                               356
Amounts included in short-term investments          27,302               62           27,240
Amounts included in intangibles and other assets     3,000   1,124                     4,124

                                                   $30,658   1,124       62          $31,720


Note 3 - Derivative Financial Instruments

Effective January 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FAS 119).

The Company enters into forward foreign exchange contracts to hedge the value of recorded foreign currency denominated transactions against fluctuations in exchange rates. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. At December 31, 1994 and 1993, the Company had approximately $94.3 million and $29.3 million of forward foreign exchange contracts outstanding, respectively. The table below summarizes by currency the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1994 and December 31, 1993.


At December 31, 1994                  Forward Contracts
(Dollars in thousands)                at cost     Unrealized Gain/(Loss)
Forward Currency Contracts Sold:
     Deutsche Mark                    $23,000     $(  394)
     French Franc                       6,922      (  104)
     Japanese Yen                       4,182          14
     British Pound                      3,696      (   46)
     Spanish Peseta                     3,147      (   68)
     Italian Lira                       2,999      (    4)
     Singapore Dollar                   2,144      (   13)
     Other                              6,176      (   92)
                                       52,266      (  707)

Forward Currency Contracts Purchased:
     Japanese Yen                      42,009      (  485)

Total                                 $94,275     $(1,192)




At December 31, 1993                  Forward Contracts
(Dollars in thousands)                at cost     Unrealized Gain/(Loss)
Forward Currency Contracts Sold:
     Deutsche Mark                    $ 8,239     $177
     Italian Lira                       5,884      106
     British Pound                      4,255       36
     Spanish Peseta                     3,898       77
     French Franc                       3,635       36
     Other                              3,384       31

Total                                 $29,295     $463


Other than the use of forward foreign exchange contracts as discussed immediately above, the Company does not currently invest in or hold any other financial instruments defined as derivative financial instruments by FAS 119.

Note 4 - Employee Stock Option and Purchase Plans

Under the Company's 1986 Employee Stock Option Plan, options are granted at fair market value on the date of the grant. Options are generally exercisable in cumulative annual installments over three to five years. Payment for shares purchased upon exercise of options may be by cash or, with Board approval, by full recourse promissory note or by exchange of shares of the Company's common stock at fair market value on the exercise date. Options expire 10 years after the date of grant. At December 31, 1994, 20,400,000 shares were authorized for issuance under the Plan.

Additionally, 800,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors.

Following is a summary of activity for both stock option plans for the three years ended December 31, 1994:


                                        Number        Options
                                        of Shares     Price per Share
Outstanding at December 31, 1991         9,126,680     $ 0.25 to $ 3.82
Options granted                          3,430,372       4.97 to  16.13
Options exercised                       (3,574,508)      0.42 to   3.82
Options canceled                          (657,170)      0.85 to   7.82

Outstanding at December 31, 1992         8,325,374     $ 0.25 to $16.13
Options granted                          2,283,900      14.25 to  26.25
Options exercised                       (2,193,167)      0.34 to  14.63
Options canceled                          (702,820)      0.84 to  17.25

Outstanding at December 31, 1993         7,713,287     $ 0.25 to $26.25
Options granted                          1,347,950      14.75 to  28.88
Options exercised                       (1,789,773)      0.78 to  25.50
Options canceled                          (470,375)      0.78 to  23.75

Outstanding at December 31, 1994         6,801,089     $ 0.25 to $28.88
Available for grant at December 31, 1994   656,711


In April 1994, the Company adopted the 1994 Stock Option and Award Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. At December 31, 1994, 4,000,000 shares were authorized for issuance, but no options have been granted to date under this plan.

In connection with all stock option plans, 11,457,800 shares of common stock were reserved for issuance as of December 31, 1994. At December 31, 1994 and 1993, options exercisable were 2,342,362 and 1,540,037, respectively.

The Company also has a qualified Employee Stock Purchase Plan under which 3,800,000 shares of common stock in the aggregate have been authorized for issuance. Under the terms of the Plan, employees may contribute via payroll deductions up to 10 percent of their base pay and purchase up to 500 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees may elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees may elect to reduce the rate of contribution one time in each quarter. The price at which employees may purchase shares is 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1994, 1993, and 1992 the Company issued 242,378 shares, 197,551 shares, and 332,966 shares, respectively, under this Plan. In connection with the Employee Stock Purchase Plan, 807,229 shares were reserved for issuance as of December 31, 1994.

The Board of Directors has authorized the purchase of up to 4 million shares of the Company's common stock in the open market to satisfy requirements under Stock Option and Stock Purchase Plans. Such shares are recorded using the cost method and are reissued using the first-in, first-out (FIFO) method. During 1994 and 1993, approximately 1,300,000 shares and 490,000 shares with an aggregate cost of approximately $22.1 million and $10.0 million, respectively, had been repurchased on the open market. All such shares have been reissued as of December 31, 1994.

Note 5 - 401(k) Plan

The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit ($9,240 for 1994). In 1994, the Company matched 50 percent of each employee's contribution up to a maximum of $1,500. The Company's matching contributions to this 401(k) plan for 1994, 1993, and 1992 were $1.4 million, $0.8 million, and $0.3 million, respectively.

Note 6 - Leases

The Company leases certain computer and office equipment under capital leases having terms of three to five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:


                                          December 31,  December 31,
(in thousands)                            1994          1993
Computer equipment (at cost)              $7,701        $ 9,788
Office equipment                           1,438          1,313
                                           9,139         11,101

Less: accumulated amortization             8,450          8,702
                                          $  689        $ 2,399


Amortization with respect to leased equipment is included in depreciation expense.

During 1994 and 1993, the Company financed approximately $381,000 and $373,000, respectively, of equipment purchases under capital lease arrangements.

The Company leases certain of its office facilities and equipment under non-cancelable operating leases.

Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1994, are as follows:


Year Ending
December 31                               Capital  Non-Cancelable
(in thousands)                            Leases   Operating Leases
1995                                      $423     $18,337
1996                                       265      16,156
1997                                        98       9,775
1998                                         6       5,021
1999                                         _       2,921
Thereafter                                   _       3,634
Total payments                             792     $55,844
Less: amount representing interest          58
Present value of minimum lease payments    734
Less current portion                       391
                                          $343


Total rent expense aggregated $17.1 million, $14.4 million, and $13.8 million in 1994, 1993, and 1992, respectively.

In 1994, 1993, and 1992, the Company made interest payments on notes payable to banks, convertible subordinated debentures, and other obligations aggregating $0.4 million, $0.4 million and $2.4 million, respectively.

The Company's Lenexa, Kansas office and warehouse facilities are leased under an initial 10-year operating lease term (with two five-year renewal options) from a partnership in which Informix Software, Inc. is a 50 percent partner. Rental payments are approximately $1.4 million annually through 1997, exclusive of maintenance costs for common areas. This related commitment is included in the above schedule of non-cancelable operating lease payments.

Note 7 - Geographic Information

Net revenues, operating income (loss), and identifiable assets for the Company's U.S., European, and other foreign operations are summarized below by year:


(in thousands)          United States  European  Other    Eliminations  Total
1994:
Net revenues            $303,611       $172,947  $35,854  $(43,715)     $468,697
Operating income (loss)   78,620         39,013  (12,771)   (2,301)      102,561
Identifiable assets      382,650        109,939   36,053   (84,232)      444,410

1993:
Net revenues            $257,439       $137,404  $11,403  $(53,331)     $352,915
Operating income (loss)   92,987         11,192  (10,657)   (8,133)       85,389
Identifiable assets      287,538         74,004   13,355   (48,264)      326,633

1992:
Net revenues            $217,934       $107,034  $12,276  $(53,650)     $283,594
Operating income (loss)   74,553          3,592   (5,167)      917        73,895
Identifiable assets      226,361         49,406   13,032   (57,340)      231,459


Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, which in general are in accordance with the rules and regulations of the respective governing tax authorities.

Export revenues consisting of sales from the Company's U.S. operating subsidiary to non-affiliated customers were as follows:


                             1994          1993           1992
     Asia/Pacific            $32,820       $35,598        $25,489
     Other                    15,256        19,703         12,436
     Total                   $48,076       $55,301        $37,925


Note 8 - Income Taxes

The provision for income taxes applicable to income before income taxes consists of the following:


(in thousands)          1994       1993       1992
Currently Payable:
Federal                 $27,150    $14,949    $ 6,980
State                     4,548      3,349      3,070
Foreign                   6,160      6,102      3,245
                         37,858     24,400     13,295

Deferred:
Federal                   2,855      5,704     (1,039)
State                       675      2,098          _
Foreign                  (4,154)      (638)     1,674
                           (624)     7,164        635
                        $37,234    $31,564    $13,930


In 1994 and 1993, the Company recognized tax benefits related to stock option plans of $10.1 million and $20.5 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Income before income taxes consists of the following:


(in thousands)                1994      1993       1992
Domestic                      $ 92,661  $69,155    $54,329
Foreign                         10,769   18,524      7,383
                              $103,430  $87,679    $61,712


The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:


                                                1994              1993              1992
(in thousands)                                  Amount   Percent  Amount   Percent  Amount    Percent
Computed tax at federal statutory rate          $36,200  35.0%    $30,688  35.0%    $20,982   34.0%
Losses which resulted in no current tax benefit     908   0.9           _     _       1,116    1.8
Research and development credits                   (976) (1.0)     (1,273) (1.4)     (2,050)  (3.3)
Effect of foreign income and related taxes            _     _           _     _      (1,730)  (2.8)
State income taxes, net of federal tax benefit    3,395   3.3       3,540   4.0       2,026    3.3
Benefit from net earnings of foreign
     subsidiaries considered to be permanently
     reinvested in non-U.S. operations           (2,000) (1.9)       (850) (1.0)          _      _
Benefit of tax net operating loss                     _     _           _     _      (6,466) (10.5)
Other, net                                         (293) (0.3)       (541) (0.6)         52    0.1
                                                $37,234  36.0%    $31,564  36.0%    $13,930   22.6%


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:


(in thousands)                                                            1994     1993
Deferred Tax Assets:
Reserves and accrued expenses                                             $ 5,645  $ 4,848
Deferred revenue                                                            4,016    2,590
Foreign net operating loss carryforwards                                    2,823    1,378
Tax credit carryforwards                                                        _    1,144
Foreign taxes on unremitted earnings, net of related U.S tax liability        257        _
Other                                                                         513       59
Total deferred tax assets                                                  13,254   10,019
Valuation allowance for deferred tax assets                                  (908)       _
Net deferred tax assets                                                    12,346   10,019


Deferred Tax Liabilities:
Capitalized software                                                        9,038    6,124
Revenue recognition                                                         1,612      818
Undistributed earnings of profitable foreign subsidiaries                       _    1,608
Valuation of investment portfolio                                             371        _
Other                                                                           _      398

Total deferred tax liabilities                                             11,021    8,948

Net deferred tax assets                                                   $ 1,325   $ 1,071


Cumulative undistributed earnings of the Company's Irish subsidiary for which no income taxes have been provided aggregated approximately $11.4 million at December 31, 1994. These earnings are considered to be permanently reinvested in non-U.S. operations. Additional taxes of approximately $2.9 million would have to be provided if these earnings were repatriated to the U.S.

At December 31, 1994 the Company had approximately $8.0 million of foreign net operating loss carryforwards which expire at various dates
beginning in 1999.   Income taxes paid amounted to $22.5 million, $7.8
million and $3.1 million in 1994, 1993 and 1992, respectively.

The deferred tax asset valuation allowance increased by $0.9 million in 1994 and decreased $9.9 million and $5.0 million in 1993 and 1992, respectively. Approximately $8.9 million of the 1993 valuation allowance decrease of $9.9 million was related to tax carryforwards attributable to stock option deductions which was credited to paid-in capital.

Note 9 - Litigation

On May 10, 1993, the Company settled the securities class action lawsuit filed against the Company and certain of its officers and directors in 1988. The Company provided a charge of $10.5 million in the fourth quarter of 1992 for such settlement and related costs.

The settlement does not constitute an admission of liability or wrongdoing on the part of the Company or on the part of any of its current or former officers and directors. The settlement does represent a decision by the Company's Board of Directors that a settlement at the time was in the best interest of the Company and its stockholders.

In the ordinary course of business, various lawsuits and claims are filed against the Company. It is the Company's opinion that the resolution of such litigation will not have a material effect on the Company's financial position, results of operations, or cash flows.

Note 10 -  Business Combinations

In July 1994, the Company acquired the business of a division of a distributor of its products in Germany. This acquisition has been recorded as a purchase. The purchase cost of this business was approximately $10.6 million, of which $4.8 million was allocated to intangible assets acquired.

In August 1994, the Company acquired the business of a distributor of its products in Malaysia. This acquisition has also been recorded as a purchase. The purchase cost of this business was approximately $1.9 million, of which $1.8 million was allocated to intangible assets acquired. An additional $1.0 million consideration may be payable by the Company contingent upon the achievement of certain financial objectives by the business.

The operating results of these businesses have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

Note 11 - Selected Quarterly Financial Data (Unaudited)


                                       First    Second    Third     Fourth
(in thousands, except per share data)  Quarter  Quarter   Quarter   Quarter
1994:
Net revenues                           $96,100  $105,686  $116,843  $150,068
Gross profit                            81,375    89,349    98,046   129,272
Net income                              12,520    13,250    16,590    23,836
Net income per share                      0.19      0.20      0.25      0.35

1993:
Net revenues                           $77,094  $ 84,333  $ 90,074  $101,414
Gross profit                            64,228    71,704    76,711    87,251
Net income                              11,510    12,031    14,520    18,054
Net income per share                      0.17      0.18      0.21      0.27



Note 12 - Subsequent Events

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan, and will acquire the remaining 10 percent in January 1996. This acquisition will be recorded as a purchase. The purchase cost of this business is approximately $46.0 million, of which $34.8 million is allocated to intangible assets acquired.

In February 1995, the Company entered into an agreement to acquire in April 1995 an 80 percent interest of the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The purchase price of this business is approximately $4.3 million.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)


                                                    ADDITIONS
                                 BALANCE AT  CHARGED TO  CHARGED TO                BALANCE AT
                                 BEGINNING   COSTS AND   OTHER        DEDUCTIONS   END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS  OF PERIOD   EXPENSES    ACCOUNTS     DESCRIBE     PERIOD
YEAR ENDED DECEMBER 31, 1994     $3,181      $1,924      $1,900(1)    $  969(2)    $6,036

YEAR ENDED DECEMBER 31, 1993     $3,021      $1,578      $    0       $1,418(2)    $3,181

YEAR ENDED DECEMBER 31, 1992     $2,704      $2,017      $    0       $1,700(2)    $3,021


(1) CHARGED TO NET REVENUES
(2) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors - Informix Corporation

We have audited the accompanying consolidated balance sheets of Informix Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informix Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Jose, California
February 6, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual
Stockholders Meeting to be held on May 18, 1995. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 18, 1995.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information regarding security ownership is incorporated herein by reference from the section entitled "Stock Ownership of Certain
Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 18, 1995.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled "Stock Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 18, 1995.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)1.    Financial Statements

The following financial statements are filed as a part of this Annual
Report:

Financial Statements Covered by Report of Independent Auditors:

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Financial Statements:
        Balance Sheets at December 31, 1994 and 1993
        Statements of Income for each of the
          three years in the period ended December 31, 1994
        Statements of Stockholders' Equity for each of the three
          years in the period ended December 31, 1994
        Statements of Cash Flows for each of the
          three years in the period ended December 31, 1994
        Notes to Consolidated Financial Statements (except Note 11)

Supplementary Financial Data Not Covered By Report of Independent
Auditors:

    Note 11 of Notes to Consolidated Financial Statements

(a)2.     Financial Statements Schedules

The following financial statement schedules are filed as a part of this Annual Report:

Financial Statement Schedules Covered By Report of Independent Auditors:

Schedules as of and for the three years in the period ended December 31, 1994, as applicable:

Schedule II  -  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

(a)3.     Exhibits


3.1 (1)    Restated Certificate of Incorporation, as amended.
3.2 (1)    By-Laws, as amended.
4.1 (2)    Amended and Restated Preferred Share Rights Agreement.
10.1 (3)   Form of Indemnity Agreement.
10.2 (4)   Form of Amended Indemnity Agreement.
10.3 (5)   1989 Directors Stock Option Plan.
10.4 (6)   Amendment to the 1989 Directors Stock Option Plan
10.5 (7)   Subcontract Agreement dated January 22, 1992 between the
           Company and The Boeing Company.
11         Statement re Computation of Per Share Earnings.
18 (8)     Letter dated March 8, 1991 from Ernst & Young regarding the
           Company's change to its revenue recognition policy
21         Subsidiaries of the Registrant.
23         Consent of Independent Auditors.
24         Power of Attorney (set forth on signature page).
27         Financial Data Schedules.

_______________


(1) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation for the fiscal year ended December 31, 1993.

(2)        Incorporated by reference to exhibits to the Form 8-A
           Registration Statement filed on September 19, 1991.

(3)        Incorporated by reference to exhibits to the Form S-1
           Registration Statement No. 33-8006.

(4) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation for the fiscal year ended December 31, 1988.

(5)        Incorporated by reference to exhibits to the Form S-8
           Registration Statement No. 33-31116.

(6)        Incorporated by reference to exhibits to the Form S-8
           Registration Statement No. 33-50608.

(7) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation for the Fiscal year ended December 31, 1991.

(8) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation for the Fiscal year ended December 31, 1990.

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Informix Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1995.

                                         INFORMIX CORPORATION

                                         By: /S/ PHILLIP E. WHITE
                                             Phillip E. White, Chairman

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Stanley, Howard H. Graham and Richard C. Blass, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                 Title                                 Date
/s/ Phillip E. White      Chairman, President,                  March 20, 1995
(Phillip E. White)        Chief Executive Officer and Director
                          (Principal Executive Officer)

/s/ Howard H. Graham      Sr. Vice President, Finance and       March 20, 1995
(Howard H. Graham)        Chief Financial Officer
                          (Principal Financial Officer)

/s/ Albert F. Knorp, Jr.  Director                              March 20, 1995
(Albert F. Knorp, Jr.)

/s/ James L. Koch         Director                              March 20, 1995
(James L. Koch)

/s/ Thomas A. McDonnell   Director                              March 20, 1995
(Thomas A. McDonnell)

/s/ Cyril J. Yansouni     Director                              March 20, 1995
(Cyril J. Yansouni)

/s/ Richard C. Blass      Vice President, Corporate             March 20, 1995
(Richard C. Blass)        Controller
                          (Principal Accounting Officer)
