Form 10-Q
period 1995-04-02
INFORMIX CORP
filed 1995-05-17
CIK 799089

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20459


                                  Form 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period ended April 2, 1995
                                    or
       [ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition operiod      to       .

                        Commission  File Number 0-15325

                           INFORMIX CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                                      94-3011736
     ------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)          Identification Number)


                  4100 Bohannon Drive, Menlo Park, CA 94025
                               (415) 926-6300
     ------------------------------------------------------------------
        (Address of Principal Executive Offices, including zip code:
             registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes _X_            No ___

     At April 28, 1995 66,057,940 shares of the Registrant's Common Stock were outstanding.

Total number of pages 16.


PART I.  FINANCIAL INFORMATION


INDEX

Item                                                                Page

(1)  Condensed Consolidated Financial Statements (Unaudited):

  Condensed Consolidated Statements of Income for the three
  month periods ended April 2, 1995 and April 3, 1994                    3

  Condensed Consolidated Balance Sheets as of April 2, 1995 and
  December 31, 1994                                                      4

  Condensed Consolidated Statements of Cash Flows for the three
  month periods ended April 2, 1995 and April 3, 1994                    5

  Notes to Condensed Consolidated Financial Statements                   6

(2)  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           7

































INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)


                                              Three months ended
                                            Apr 02,         Apr 03,
                                              1995            1994
                                           --------        --------
Net revenues:
  Licenses                              $   110,369     $    74,779
  Services                                   37,416          21,321
                                           --------        --------
                                            147,785          96,100
Costs and expenses:
  Cost of software distribution               7,862           4,992
  Cost of services                           17,869           9,733
  Sales and marketing                        64,539          39,948
  Research and development                   17,534          12,905
  General and administrative                 11,057           9,526
                                           --------        --------
                                            118,861          77,104
                                           --------        --------
  Operating income                           28,924          18,996

Interest income                               1,554             805
Interest expense                                (50)           ( 65)
Other income / (expense), net                   125            (174)
                                           --------        --------
  Income before income taxes                 30,553          19,562
Income taxes                                 11,457           7,042
                                           --------        --------
 Net income                             $    19,096     $    12,520
                                           ========        ========

 Net income per common share:           $      0.28     $      0.19

 Weighted average number of common and
 common equivalent shares outstanding:       68,462          67,522

See Notes to Condensed Consolidated Financial Statements.














INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
                                            Apr 02,            Dec 31,
                                              1995               1994
                                          ---------          ---------
                                         (Unaudited)             (Note)
 ASSETS
  Current assets:
  Cash and cash equivalents              $  130,682         $  131,882
  Short-term investments                     45,096             59,644
  Accounts receivable, net                  121,937            131,548
  Deferred taxes                              9,978              9,978
  Other current assets                       18,418             14,964
                                          ---------          ---------
   Total current assets                     326,111            348,016

  Property and equipment, net                51,389             44,121
  Software costs                             26,296             24,681
  Deferred taxes                              7,651              7,651
  Long-term investments                       8,202              4,477
  Intangible assets                          45,822              6,089
  Other assets                               10,845              9,375
                                          ---------          ---------
    Total assets                         $  476,316         $  444,410
                                          =========          =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                       $   21,242         $   18,737
  Accrued expenses                           28,162             27,784
  Accrued employee compensation              22,715             33,777
  Income taxes payable                       20,283             17,725
  Deferred taxes                              1,612              1,612
  Deferred revenue                           53,258             48,580
  Other liabilities                          12,513              5,337
                                          ---------          ---------
   Total current liabilities                159,785            153,552

 Deferred taxes                              14,692             14,692
 Other liabilities                            1,369                522

 Stockholders' equity:
  Common stock                                  661                655
  Additional paid-in capital                144,518            139,897
  Retained earnings                         155,121            136,025
  Unrealized gain on available-for-sale
   securities, net of tax                       492                665
  Foreign currency translation adjustment   (   322)            (1,598)
                                          ---------          ---------
   Total stockholders' equity               300,470            275,644
                                          ---------          ---------
    Total liabilities and
         stockholders' equity            $  476,316         $  444,410
                                          =========          =========

 (Note)  Derived from audited financial statements.

 See Notes to Condensed Consolidated Financial Statements.

INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                    Three months ended
                                                    April 2,    April 3,
                                                       1995        1994
                                                   ---------   ---------
OPERATING ACTIVITIES
Net income                                        $   19,096  $   12,520
Adjustments to reconcile net income to
  cash and cash equivalents provided by
  operating activities:
    Depreciation and amortization                      5,814       3,426
    Amortization of capitalized software               3,080       1,735
    Deferred tax expense                                 149         450
    Provisions for losses on accounts receivable       1,684         952
    Foreign currency transaction gain                 (6,473)       (730)
    Changes in operating assets and liabilities:
      Accounts receivable                              9,277       7,495
      Other current assets                            (1,883)        139
      Accounts payable and accrued expenses           (6,020)     (9,781)
      Deferred revenue                                 2,256        (505)
                                                   ---------   ---------
Net cash and cash equivalents provided by
  operating activities                                26,980      15,701

INVESTING ACTIVITIES
Purchases of held-to-maturity securities             (34,755)    (15,997)
Purchases of available-for-sale securities                --      (9,223)
Maturities of held-to-maturity securities             21,888       7,649
Sales of available-for-sale securities                23,690       2,506
Purchase of property and equipment                    (9,505)     (7,224)
Additions to software costs                           (4,695)     (2,697)
Business combinations, net of cash acquired          (32,182)         --
Other                                                 (1,818)     (2,505)
                                                   ---------   ---------
Net cash and cash equivalents used in
  investing activities                               (37,377)    (27,491)

FINANCING ACTIVITIES
Proceeds from issuance of stock                        4,627         469
Principal payments on capital leases, net               (125)       (282)
Acquisition of common stock                               --      (4,735)
Proceeds from reissuance of treasury stock                --       1,642
                                                   ---------   ---------
Net cash and cash equivalents provided by
  (used in) financing activities                       4,502      (2,906)
                                                   ---------   ---------
Effect of exchange rate changes on cash
  and cash equivalents                                 4,695         415
                                                   ---------   ---------
Decrease in cash and cash equivalents                 (1,200)    (14,281)

Cash and cash equivalents at beginning of period     131,882      67,329
                                                   ---------   ---------
Cash and cash equivalents at end of period        $  130,682  $   53,048
                                                   =========   =========

See Notes to Condensed Consolidated Financial Statements.


















































INFORMIX CORPORATION and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 2, 1995
(Unaudited)


Note A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company and its subsidiaries, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

Note B - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.

Note C - STOCKHOLDERS' EQUITY

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1994                         65,473,889

Shares issued upon exercises of stock options                      492,319

Shares sold under terms of the Employee Stock Purchase Plan         66,247

                                                               -----------
Shares outstanding at April 2, 1995                             66,032,455
                                                               ===========

Note D - BUSINESS COMBINATIONS

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company will acquire the remaining 10 percent in January 1996. This acquisition has been recorded as a purchase. The purchase price of this business was approximately $46.0 million, of which $34.8 million has been allocated to intangible assets acquired which are being amortized over a weighted average life of seven years. The operating results of this business have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The acquisition will be recorded as a purchase. The purchase price of this business is approximately $4.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of net revenues for the three month periods ended April 2, 1995 and April 3, 1994, respectively, and the percent change in the operating results for three month period ended April 2, 1995 compared to the respective three month period ended April 3, 1994.


                                                      Period-to-Period Percent
                             Percent of Net Revenues     Increase   (Decrease)
                                Three months ended        Three months ended
                               April 2,    April 3,        April 2, 1995 vs
                                  1995        1994          April 3, 1994
NET REVENUES:
Licenses                            75%         78%               48%
Services                            25%         22%               75%
                                  -----       -----
  Total net revenues               100%        100%               54%

COSTS AND EXPENSES:
Cost of software distribution        5%          5%               57%
Cost of services                    12%         10%               84%
Sales and marketing                 44%         42%               62%
Research and development            12%         13%               36%
General and administrative           7%         10%               16%
                                  -----       -----
    Total operating expenses        80%         80%               54%
                                  -----       -----
OPERATING INCOME                    20%         20%               52%

INTEREST INCOME                      1%          1%               93%

INTEREST EXPENSE                     0%          0%              n.a.

OTHER INCOME/(EXPENSE), NET          0%         (1%)             n.a.
                                   ----        ----
INCOME BEFORE INCOME TAXES          21%         20%               56%

INCOME TAXES                         8%          7%               63%
                                   ----        ----
NET INCOME                          13%         13%               53%
                                   ====        ====


The Company's operating income in the first quarter of 1995 was 20 percent of net revenues, compared to the same percentage in the first quarter of 1994.

Although the Company's operating margins have equaled or exceeded 20 percent over the last several quarters, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and cost ratios. The Company's revenues have been increasingly derived from sales contracts directly with end-users and less from the distributor or OEM sales channels. These end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value. The Company's quarterly operating margins generally follow a seasonal pattern, with second half revenues and operating margins generally being higher than those of the preceding first half. In 1995, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide, which may adversely affect the Company's operating margin in 1995 if there are no offsetting increases in revenues or reductions in other operating expenses.

A key factor in determining the success of the Company will depend on the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products.

As the number of software products and software patents in the industry increases, the Company believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time-consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

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


NET REVENUES

The Company derives revenues principally from licensing its software and providing technical product support or updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to manufacture products. From time to time the Company has recognized substantial net revenue from large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The Company expects that this sort of transaction and the resulting fluctuations may continue. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter which make quarterly revenues difficult to forecast. Although the Company expects revenues to grow in the remainder of 1995, there can be no assurance that such growth will be achieved or that growth rates in the future will be comparable to those in the first quarter of 1995.

(DOLLARS IN MILLIONS)
                                 First Quarter   Percentage   First Quarter
                                      1995         Change          1994

License fees                        $ 110.4          48%         $  74.8
  Percentage of net revenues            75%                          78%
Services                            $  37.4          75%         $  21.3
  Percentage of net revenues            25%                          22%
Net revenues                        $ 147.8          54%         $  96.1


The increase in service revenue, which consists of customer support, training and consulting, was primarily attributable to the continued growth of the installed customer base,the renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue.

The revenue growth in the first quarter of 1995 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology. The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX and other open operating environments.

The Company has focused on the UNIX, open operating system market since 1980 and has broadened its open environments by releasing a Windows and Windows NT version of an Informix database server in 1994. The Company has also developed and released connectivity products to allow access to other relational databases, both proprietary and open, and access to this data through various protocols such as IBM's DRDA and X/Open's XA. The industry movement to new open operating systems like Windows NT and access through low-end, desktop machines may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected.

The license revenue growth in the first quarter of 1995 reflects continued strong demand particularly for the Company's new generation of database servers and connectivity products. In the second half of 1994, the Company released INFORMIX-OnLine Dynamic Server(TM) 7.1 on eleven symmetric multiprocessing platforms. The Company also introduced INFORMIX-NewEra(TM) in the second half of 1994, a second-generation client/server application development tool and anticipates tools revenue in 1995 to increase in absolute dollars over 1994. However, there is a significant competition in the tools market from other companies and their product offerings: graphical, character-based, and object-oriented. Many of these tools products are "open," meaning they will access data stored on virtually any relational database, including Informix.

The Company's ability to sustain growth depends in part on the timely release of successful new and updated products, and the success of new and updated products from its competitors. The Company has experienced product delays in the past and may have delays in the future.

Over half of the Company's net revenues are derived from its international operations. In Europe and Asia/Pacific, most revenues and expenses are now denominated in local currencies. The U.S. dollar weakened in the first quarter of 1995 against the major European and Asia/Pacific currencies, which resulted in higher revenue and expenses recorded when translated into U.S. dollars and compared with the prior year period. Through 1994, most revenues from Asia/Pacific, Canada, and Latin America were denominated in U.S. dollars. The translation of the revenues for these regions was less impacted by fluctuations in foreign exchange rates. The Company has increased its direct sales presence in Asia/Pacific by opening offices and acquiring its primary software distributors in Malaysia in 1994, and Japan and Korea in early 1995. This increased the proportion of direct sales in local currency in these regions. The Company has also increased its direct presence in Latin America, although a significant percentage of the revenue is still denominated in U.S. dollars. In the future, the Company expects currency fluctuations in Mexico, and to a lesser extent, other Latin America countries to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

The Company's distribution markets were reorganized into three general markets at the beginning of the second quarter of 1994: North America; Europe, the Middle East, and Africa; and Intercontinental, consisting of Latin America and the Asia-Pacific region. The prior organizations consisted of the Americas; Europe, Middle East and Africa; and Asia-Pacific. In both the first quarters of 1995 and 1994, the new organizations contributed 41 percent, 41 percent, and 18 percent of the Company's net revenues.


COST OF SOFTWARE DISTRIBUTION

(DOLLARS IN MILLIONS)
                                 First Quarter   Percentage   First Quarter
                                      1995         Change          1994
Manufactured cost of software
    distribution                     $  4.8          47%          $  3.3
  Percentage of license revenue          4%                           5%
Amortization of capitalized
    software                         $  3.1          78%          $  1.7
  Percentage of license revenue          3%                           2%
Cost of software distribution        $  7.9          57%          $  5.0
  Percentage of license revenue          7%                           7%

Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

Excluding amortization of previously capitalized software development costs, cost of software distribution as a percentage of license revenue declined from 5 percent in the first quarter of 1994 to 4 percent in the same period in 1995. The decrease is the result of the recording of several large contracts with low associated costs of software distribution since these customers generally manufacture the software themselves. In the future, the cost of software distribution as a percentage of revenue may vary depending upon whether the product is reproduced by the Company or by customers.

The increase of amortization of capitalized software in the first quarter of 1995 compared to the first quarter of 1994 is due to the release of several products in the latter half of 1994. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.


COST OF SERVICES

(DOLLARS IN MILLIONS)
                                 First Quarter   Percentage   First Quarter
                                      1995         Change          1994
Cost of Services                     $ 17.9          84%          $  9.7
  Percentage of service revenue         48%                          46%

Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in the first quarter of 1995 in absolute dollars and as a percentage of net revenues compared to the corresponding prior year period is primarily due to the Company's increased investments in consulting and support services. In the future, the Company expects that cost of services as a percentage of net revenues will approximate the rate in the first quarter of 1995.


SALES AND MARKETING EXPENSES

(DOLLARS IN MILLIONS)
                               First Quarter   Percentage   First Quarter
                                    1995         Change          1994
Sales and marketing expenses       $ 64.5          62%          $ 40.0
  Percentage of net revenue           44%                          42%

The increase in sales and marketing expenses in the first quarter of 1995 in absolute dollars and as a percentage of net revenues compared to the first quarter of 1994 was a result of the addition of sales personnel worldwide as the Company expanded its investment in the worldwide direct sales organizations, opening of new subsidiaries, acquisition of several foreign distributors, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches.

With the continuing expansion throughout 1995 of worldwide operations, as well as increased sales and marketing expenditures in 1995 aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for the remainder of 1995, as a percentage of net revenues, will be similar to those of the first quarter of 1995.


RESEARCH AND DEVELOPMENT EXPENSES

The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company's research and development expenses exclude capitalized software costs of $3.9 million and $2.3 million in the first quarters of 1995 and 1994, respectively, and exclude amortization costs of previously capitalized software. The following table summarizes research and development costs for the periods ended April 2, 1995 and April 3, 1994:

(DOLLARS IN MILLIONS)
                                   First Quarter   Percentage   First Quarter
                                        1995          Change         1994
Research and development expenses      $ 17.5           36%         $ 12.9
Expenditures capitalized                  3.9           71%            2.3
                                        -----                        -----
Incurred product development costs     $ 21.4           41%         $ 15.2
Research and development expenses
   as a percentage of net revenues        12%                          13%
Expenditures capitalized as a % of
   incurred                               18%                          15%
Amortization                           $  3.1           78%         $  1.7

The increase in research and development expenditures in absolute dollars in the first quarter of 1995 was attributed to an increase in staff working on new products and product extensions.

The proportion of capitalized expenditures as a percentage of total incurred expenses increased in the first quarter of 1995 compared to the first quarter of 1994 as several major projects in development had reached technological feasibility. The Company expects the proportion of work on capitalized projects for the remainder of 1995 to remain relatively stable compared to the first quarter of 1995 as other major new products reach technological feasibility, and capitalization of the related software development costs begins.

Major new programs currently under development in 1995 include new INFORMIX OnLine Dynamic Servers and connectivity products, and new versions of the INFORMIX-NewEra tool products. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels for the remainder of 1995 to increase in absolute dollars.


GENERAL AND ADMINISTRATIVE EXPENSES

(DOLLARS IN MILLIONS)
                                    First Quarter   Percentage   First Quarter
                                         1995         Change          1994
General and administrative expenses     $ 11.1          16%          $  9.5
  Percentage of net revenue                 7%                          10%

The increase in absolute dollars in the first quarter of 1995 compared to the same prior year period was primarily due to an increase in the costs of supporting the Company's international operations as new subsidiaries and branch offices were established and existing subsidiaries were expanded. The Company expects that general and administrative expenses as a percentage of net revenues for the remainder of 1995 will remain relatively stable with the first quarter of 1995.

PROVISION FOR INCOME TAXES

The Company's effective tax rate increased to 37.5 percent of pretax income in the first quarter of 1995 from 36.0 percent in the same period in 1994. The higher effective tax rate for the first quarter of 1995 was primarily due to the scheduled expiration of the U.S. federal research and development tax credit in 1995.

The Company anticipates its fiscal 1995 effective tax rate to be approximately 37.5 percent; however, this rate could change based on a change in the geographic mix of the Company's earnings and the amount of permanent reinvestment offshore of a portion of the 1995 earnings of the Company's lower-taxed Irish operations and the potential reinstatement of the U.S. federal research and development tax credit.

EARNINGS PER SHARE

The percentage increase in earnings per share in the first quarter of 1995 over the first quarter of 1994 resulted from an increase in net income for reasons mentioned above. Although the Company expects revenues to continue to grow for the remainder of 1995, there can be no assurance that such growth can be achieved. The Company anticipates that headcount and employee-related expenses, including capital expenditures, will likewise grow.


IMPACT OF INFLATION

The effect of inflation on the Company's financial position has not been significant.


LIQUIDITY AND CAPITAL RESOURCES

(IN MILLIONS OF DOLLARS)
                                                      First Quarter
                                                      1995     1994
Cash, cash equivalents, and investments            $ 184.0  $ 144.3
Working capital                                      166.3    159.2
Cash provided by operations                           27.0     15.7
Cash used for investment activities, excluding
   investments of excess cash                         48.2     12.4
Cash provided by (used in) financing activities        4.5     (2.9)

Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented.

The increase in net cash and cash equivalents provided by operations in the first quarter of 1995 compared with the same period in 1994 was primarily attributable to higher net income before depreciation and amortization charges.

Accounts receivable decreased by $9.3 million in the first quarter of 1995 as compared to the fourth quarter of 1994, principally as a result of slightly lower sales, strong collections and the use of third party financing programs. Days sales outstanding decreased from approximately 79 days in the fourth quarter of 1994 to 74 days in the first quarter of 1995. Commencing in late 1993, the Company instituted programs to have third-party financial institutions provide financing for extended credit terms instead of such terms being provided by the Company. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs . Although a large portion of the Company's revenues are derived from resellers, the Company's revenues since 1993, particularly in Europe, have shifted substantially from distributors to direct end-users. These end-user sales contracts frequently bear extended payment terms which result in an increase in days sales outstanding ratios unless the contracts are financed. The shift in distributor channels is likely to continue as products and markets mature. The Company is using a variety of activities to reduce the days sales outstanding ratio. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters.

Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in the first quarter of 1995 compared with the same period in 1994. In the first quarters of 1995 and 1994, the Company acquired $9.5 million and $7.2 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first quarter of 1995 resulted from the Company's growing employee headcount, the replacement of obsolete equipment and investment in new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

The Company's investments in software costs were previously discussed under "Results of Operations."

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company will acquire the remaining 10 percent interest in January 1996. The Company accounted for the acquisition as a purchase. The purchase price of ASCII's database division was approximately $46.0 million, of which approximately $34.8 million has been allocated to intangible assets acquired.

In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The acquisition will be recorded as a purchase. The purchase price of this business is approximately $4.3 million.

Net cash and cash equivalents used in or provided by financing activities was not significant in the first quarter of 1995.

Net cash and cash equivalents used in financing activities in the first quarter of 1994 included payments on capital leases and repurchase of the Company's common stock offset by proceeds from the sale of the Company's common stock to employees.

In 1993 and 1994, the Board of Directors authorized the repurchase of up to 4 million shares of the Company's common stock in the open market. Through the first quarter of 1995, the Company had repurchased 1,790,000 shares with an aggregate cost of approximately $32.1 million on the open market.

The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through the first quarter of 1996 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.












PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   Exhibits

     Exhibit 11 - Statement Regarding Computation of Per Share Earnings.

     Exhibit 27 - Financial Data Schedule.

B)   Reports on Form 8-K.

     The Company filed a Report on Form 8-K on January 25, 1995, reporting under Item 2 the completion of the acquisition of the assets of the database system division of ASCII Corporation effective January 11, 1995.

     A Report on Form 8K/A amending the Form 8-K referenced above was filed on March 22, 1995.








































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION






Dated: May 17, 1994                 /s/     HOWARD H. GRAHAM
                                            Howard H. Graham
                                    Senior Vice President,  Finance
                                       and Chief Financial Officer





Dated: May 17, 1994                /s/    RICHARD C. BLASS
                                          Richard C. Blass
                              Vice President,  Corporate Controller
                                   and Chief Accounting Officer