Form 10-Q
period 1995-07-02
INFORMIX CORP
filed 1995-08-15
CIK 799089

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20459


                                  Form 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period ended July 2, 1995
                                    or
       [ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period      to       .

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

     Yes _X_            No ___

     At July 28, 1995  133,856,939  shares  of Common  Stock were outstanding.

Total number of pages 18.




PART I.  FINANCIAL INFORMATION


INDEX

Item                                                                   Page

(1)  Condensed Consolidated Financial Statements (Unaudited):

  Condensed Consolidated Statements of Income for the three
  and six month periods ended July 2, 1995 and July 3, 1994              3

  Condensed Consolidated Balance Sheets as of July 2, 1995 and
  December 31, 1994                                                      4

  Condensed Consolidated Statements of Cash Flows for the six month
  periods ended July 2, 1995 and July 3, 1994                            5

  Notes to Condensed Consolidated Financial Statements                   6

(2)  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                  7
































INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)


                                  Three months ended    Six months ended
                                  July 2,   July 3,     July 2,   July 3,
                                   1995       1994       1995       1994
                                 --------- ---------   --------- ---------
Net revenues:
  Licenses                      $  123,179 $  82,987  $  233,548 $ 157,766
  Services                          40,428    22,699      77,844    44,020
                                 --------- ---------   --------- ---------
                                   163,607   105,686     311,392   201,786
Costs and expenses:
  Cost of software distribution      8,155     5,462      16,017    10,454
  Cost of services                  21,272    10,875      39,141    20,608
  Sales and marketing               69,615    46,272     134,154    86,220
  Research and development          18,977    15,085      36,511    27,990
  General and administrative        11,978     7,182      23,035    16,708
                                 --------- ---------   --------- ---------
                                   129,997    84,876     248,858   161,980
                                 --------- ---------   --------- ---------
  Operating income                  33,610    20,810      62,534    39,806

Interest income                      1,783       884       3,337     1,689
Interest expense                      (169)     (104)       (219)     (169)
Other (expense) / income, net          171      (887)        296    (1,061)
                                 --------- ---------   --------- ---------
  Income before income taxes        35,395    20,703      65,948    40,265
Income taxes                        13,273     7,453      24,730    14,495
                                 --------- ---------   --------- ---------
 Net income                     $   22,122 $  13,250  $   41,218 $  25,770
                                 ========= =========   ========= =========

 Net income per common and
 common equivalent share*       $     0.16 $    0.10  $     0.30 $    0.19

 Weighted average number of
 common and common equivalent
 shares outstanding**:             138,228   133,484     137,589   134,292

** Share and per-share amounts applicable to the prior periods have been restated to reflect the two-for-one stock split (effected in the form of a stock dividend) which was effective June 26, 1995.

See Notes to Condensed Consolidated Financial Statements.








INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)
                                             July 02,      Dec 31,
                                               1995          1994
                                            ---------    ---------
                                           (Unaudited)    (Note)
 ASSETS
  Current assets:
  Cash and cash equivalents                $  137,170    $  131,882
  Short-term investments                       55,555        59,644
  Accounts receivable, net                    143,316       131,548
  Deferred taxes                                9,978         9,978
  Other current assets                         19,346        14,964
                                            ---------     ---------
   Total current assets                       365,365       348,016

  Property and equipment, net                  59,295        44,121
  Software costs                               30,252        24,681
  Deferred taxes                                7,651         7,651
  Long-term investments                         8,708         4,477
  Intangible assets                            49,789         6,089
  Other assets                                 10,945         9,375
                                            ---------     ---------
    Total assets                           $  532,005    $  444,410
                                            =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                         $   25,081    $   18,737
  Accrued expenses                             26,257        27,784
  Accrued employee compensation                31,692        33,777
  Income taxes payable                         30,141        17,725
  Deferred taxes                                1,612         1,612
  Deferred revenue                             56,300        48,580
  Other liabilities                            14,433         5,337
                                            ---------     ---------
   Total current liabilities                  185,516       153,552

 Deferred taxes                                14,692        14,692
 Other liabilities                              1,774           522

 Stockholders' equity:
  Common stock                                  1,336           655
  Additional paid-in capital                  150,868       139,897
  Retained earnings                           177,243       136,025
  Unrealized gain on available-for-sale
   securities, net of tax                         363           665
  Foreign currency translation adjustment         213        (1,598)
                                            ---------     ---------
   Total stockholders' equity                 330,023       275,644
                                            ---------     ---------
    Total liabilities and
         stockholders' equity              $  532,005    $  444,410
                                            =========     =========

 (Note)  Derived from audited financial statements.

 See Notes to Condensed Consolidated Financial Statements.


INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                      Six months ended
                                                     July 2,     July 3,
                                                      1995        1994
                                                   ---------   ---------
OPERATING ACTIVITIES
Net income                                        $   41,218  $   25,770
Adjustments to reconcile net income to
  cash and cash equivalents provided by
  operating activities:
    Depreciation and amortization                     13,035       7,046
    Amortization of capitalized software               5,506       3,441
    Deferred tax expense                                --           450
    Provisions for losses on accounts receivable       2,973         790
    Foreign currency transaction gain                 (6,804)     (2,061)
    Changes in operating assets and liabilities:
      Accounts receivable                            (13,660)      8,275
      Other current assets                            (2,811)      1,786
      Accounts payable and accrued expenses           16,255        (473)
      Deferred revenue                                 5,031       2,136
                                                   ---------   ---------
Net cash and cash equivalents provided by
  operating activities                                60,743      47,160

INVESTING ACTIVITIES
Purchases of held-to-maturity securities             (71,244)    (32,018)
Purchases of available-for-sale securities              (189)    (62,500)
Maturities of held-to-maturity securities             44,601      33,961
Sales of available-for-sale securities                26,690      62,383
Purchase of property and equipment                   (21,947)    (12,649)
Additions to software costs                          (10,828)     (6,474)
Business combinations, net of cash acquired          (35,758)       --
Other                                                 (2,039)     (2,510)
                                                   ---------   ---------
Net cash and cash equivalents used in
  investing activities                               (70,714)    (19,807)

FINANCING ACTIVITIES
Proceeds from issuance of stock                       11,652         469
Principal payments on capital leases, net               (427)       (589)
Acquisition of common stock                             --       (22,138)
Proceeds from reissuance of treasury stock              --         3,429
                                                   ---------   ---------
Net cash and cash equivalents provided (used in)
  financing activities                                11,225     (18,829)
                                                   ---------   ---------
Effect of exchange rate changes on cash
  and cash equivalents                                 4,034       1,327
                                                   ---------   ---------
Increase in cash and cash equivalents                  5,288       9,851

Cash and cash equivalents at beginning of period     131,882      67,329
                                                   ---------   ---------
Cash and cash equivalents at end of period        $  137,170  $   77,180
                                                   =========   =========

See Notes to Condensed Consolidated Financial Statements.




















































INFORMIX CORPORATION and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 2, 1995
(Unaudited)


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

NOTE C - STOCKHOLDERS' Equity

Reconciliation of outstanding shares:

Shares outstanding at April 2, 1995                           132,064,910

Shares issued upon exercises of stock options                   1,477,470

Shares sold under terms of the Employee Stock Purchase Plan        97,717

                                                              -----------
Shares outstanding at July 2, 1995                            133,640,097
                                                              ===========

On May 18, 1995, the Company's stockholders at the 1995 annual meeting approved an increase to the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. On May 18, 1995, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend with a record date of June 9, 1995 and an effective date of June 26, 1995.

All share and per-share amounts applicable to the prior periods have been restated to reflect the two-for-one stock split, effected in the form of a stock dividend, which was effective June 26, 1995.

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

In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. This acquisition has been recorded as a purchase. The purchase price of this business was approximately $4.6 million, of which $4.0 million has been allocated to intangible assets acquired which are being amortized over a weighted average life of seven years. The operating results of this business have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of net revenues for the three and six month periods ended July 2, 1995 and July 3, 1994, respectively.


                                          PERCENT OF NET REVENUES
                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                   JULY 2,  JULY 3,     JULY 2,  JULY 3,
                                      1995     1994        1995     1994
NET REVENUES:
Licenses                               75%      79%         75%      78%
Services                               25%      21%         25%      22%

    Total net revenues                100%     100%        100%     100%

COSTS AND EXPENSES:
Cost of software distribution           5%       5%          5%       5%
Cost of services                       13%      10%         13%      10%
Sales and marketing                    42%      44%         43%      43%
Research and development               12%      14%         12%      14%
General and administrative              7%       7%          7%       8%

    Total operating expenses           79%      80%         80%      80%

OPERATING INCOME                       21%      20%         20%      20%

INTEREST INCOME                         1%       1%          1%       1%

INTEREST EXPENSE                        0%       0%          0%       0%

OTHER EXPENSE, NET                     (0%)     (1%)        (0%)     (1%)

INCOME BEFORE INCOME TAXES              22%      20%        21%      20%

INCOME TAXES                             8%       7%         8%       7%

NET INCOME                              14%      13%        13%      13%













The following table sets forth the percent change in the operating results for the three and six month periods ended July 2, 1995 compared to the respective three and six month periods ended July 3, 1994.

                                          PERIOD-TO-PERIOD PERCENT
                                            INCREASE (DECREASE)
                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                   JULY 2, 1995 VS     JULY 2, 1995 VS
                                   JULY 3, 1994        JULY 3, 1994
NET REVENUES:
Licenses                                  48%               48%
Services                                  78%               77%

    Total net revenues                    55%               54%

COSTS AND EXPENSES:
Cost of software distribution             49%               53%
Cost of services                          96%               90%
Sales and marketing                       50%               56%
Research and development                  26%               30%
General and administrative                67%               38%

    Total operating expenses              53%               54%

OPERATING INCOME                          62%               57%

INTEREST INCOME                          102%               98%

INTEREST EXPENSE                          64%               30%

OTHER EXPENSE, NET                      (119%)            (128%)

INCOME BEFORE INCOME TAXES                71%               64%

INCOME TAXES                              78%               71%

NET INCOME                                67%               60%

The Company's operating income in the second quarter and the first six months of 1995 was 21 percent and 20 percent of net revenues, respectively, compared to 20 percent in the same periods in 1994.

Although the Company's operating margins have exceeded or equaled 20 percent over the last several quarters, the Company's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and cost ratios. The Company's quarterly operating margins have generally followed a seasonal pattern, with second half revenues and operating margins generally being higher than those of the preceding first half; however, there is no assurance that this seasonal pattern will be repeated.

The Company derives revenues principally from licensing its software and providing technical product support or updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to manufacture products. The Company's products are sold directly to end user customers or through resellers: original equipment manufacturers (OEM's), system integrators, distributors, or application vendors. The Company's revenues have been increasingly derived from sales contracts directly with end-users and less from the distributor or OEM sales channels. These end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value. In addition, these revenue contracts have relatively lower associated software distribution and selling costs. From time to time the Company has recognized substantial net revenue from these large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The Company expects that these sorts of transactions and the resulting fluctuations will continue.

Throughout the remainder of 1995, the Company will continue to invest more in customer services, marketing and research and development, and make personnel additions to the Company's sales force worldwide.
These additional expenses may adversely affect the Company's operating margin in 1995 if there are no offsetting increases in revenues or reductions in other operating expenses.

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

The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter that make quarterly revenues difficult to forecast. The Company may not learn of, or be able to confirm, revenue or earnings shortfalls until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.



NET REVENUES

(DOLLARS IN MILLIONS)
                                  QUARTER ENDED          SIX MONTHS ENDED
                             JULY 2,  JULY 3, Change   JULY 2,  JULY 3, CHANGE
                                1995    1994             1995    1994

License fees                 $ 123.2  $  83.0   48%    $ 233.6  $ 157.8   48%
Percentage of net revenues       75%      79%              75%      78%
Services                     $  40.4  $  22.7   78%    $  77.8  $  44.0   77%
Percentage of net revenues       25%      21%              25%      22%
Net revenues                 $ 163.6  $ 105.7   55%    $ 311.4  $ 201.8   54%

The increase in service revenue, which consists of customer support, training and consulting, was primarily attributable to the continued growth of the installed customer base, the renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue.

The revenue growth in the second quarter and the first six months of 1995 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology and products. Although the Company expects revenues to grow in the remainder of 1995, there can be no assurance that such growth will be achieved or that growth rates in the future will be comparable to those in the first six months of 1995. The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX and other open operating environments.

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

The license revenue growth in the second quarter and the first six months of 1995 reflects continued strong demand for the Company's products, particularly for the Company's new generation of database servers, INFORMIX-OnLine Dynamic Server(TM). The Company has also started to see revenue growth in the tools area with the introduction of INFORMIX-NewEra(TM) a second-generation client/server application development tool which became available in the second half of 1994. In July 1995, the Company introduced INFORMIX- OnLine Extended Parallel Server 8.0, a new high-performance, scalable database server based on the Company's Dynamic Scalable Architecture(TM) (DSA) which is scheduled to be available on a limited basis on three platforms in the third quarter of 1995, and INFORMIX-NewEra(TM) 2.0 which is scheduled for availability on the Windows platform in August of 1995.

The Company's ability to sustain growth depends in part on the timely release of successful new and updated products, and the success of new and updated products from its competitors. The Company has experienced product delays in the past and may have delays in the future.

A key factor in determining the success of the Company will continue to be the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products.

Over half of the Company's net revenues are derived from its international operations. In Europe and Asia/Pacific, most revenues and expenses are now denominated in local currencies. The U.S. dollar weakened in the first six months of 1995 against the major European and Asia/Pacific currencies, which resulted in higher revenue and expenses recorded when translated into U.S. dollars and compared with the prior year periods. Through 1994, most revenues from Asia/Pacific, Canada, and Latin America were denominated in U.S. dollars. Accordingly, the translation of the revenues for these regions was less impacted by fluctuations in foreign exchange rates. The Company has increased its direct sales presence in Asia/Pacific by opening offices and acquiring its primary software distributors in Malaysia in 1994, and Japan and Korea in early 1995. This increased the proportion of direct sales denominated in local currency in these regions. The Company has also increased its direct presence in Latin America, although a significant percentage of the revenue is still denominated in U.S. dollars. In the future, the Company expects currency fluctuations in Mexico, and to a lesser extent, other Latin American countries to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company has a hedging program in place to minimize foreign exchange gains or losses, where possible, from recorded foreign denominated transactions resulting from fluctuations in exchange rates. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America and Eastern Europe because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet incurred.

The Company's distribution markets are organized into three general markets: North America; Europe, the Middle East, and Africa; and Intercontinental, consisting of Latin America and the Asia-Pacific region. In the second quarter of 1995, these organizations contributed 38 percent, 40 percent, and 22 percent of the Company's net revenues compared to 42 percent, 41 percent, and 17 percent for the same period in 1994.


COST OF SOFTWARE DISTRIBUTION

(DOLLARS IN MILLIONS)

                                  QUARTER ENDED           SIX MONTHS ENDED
                             JULY 2,  JULY 3, CHANGE   JULY 2,  JULY 3, CHANGE
                                1995     1994             1995     1994
Manufactured cost of
  software distribution       $  5.8   $  3.8   53%    $ 10.5    $  7.0   50%
Percentage of license revenue     5%       5%              5%        5%
Amortization of capitalized
  software                    $  2.4   $  1.7   42%    $  5.5    $  3.5   60%
Percentage of license revenue     2%       2%              2%        2%
Cost of software distribution $  8.2   $  5.5   49%    $ 16.0    $ 10.5   53%
Percentage of license revenue     7%       7%              7%        7%

Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight and third party royalties; and 2) amortization of previously capitalized software development costs.

The increase in amortization of capitalized software in absolute dollars in the second quarter and the first six months of 1995 compared to the same periods in 1994 was due to the release of several products in the latter half of 1994. The Company expects that amortization of capitalized software in absolute dollars will increase in the future as new products are released.

Manufactured cost of software distribution in the second quarter and the first six months of 1995, as a percentage of license revenues, remained flat compared to the same periods in 1994. The cost of software distribution as a percentage of license revenue may vary depending upon whether the product is reproduced by the Company or by its customers.


COST OF SERVICES

(DOLLARS IN MILLIONS)

                                 QUARTER ENDED             SIX MONTHS ENDED
                             JULY 2,  JULY 3, CHANGE   JULY 2,  JULY 3, CHANGE
                                1995     1994             1995     1994
Cost of Services             $ 21.3   $ 10.9    96%    $ 39.1    $ 20.6   90%
Percentage of service revenue   53%      48%              50%       47%

Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in the second quarter and the first six months of 1995 in absolute dollars and as a percentage of net revenues compared to the corresponding prior year periods is primarily due to the Company's increased investments in consulting and support services. In the future, the Company expects that cost of services as a percentage of net revenues will approximate the rate in the first six months of 1995.


SALES AND MARKETING EXPENSES

(DOLLARS IN MILLIONS)

                                  QUARTER ENDED             SIX MONTHS ENDED
                             JULY 2,  JULY 3, CHANGE   JULY 2,  JULY 3, CHANGE
                                1995     1994             1995     1994
Sales and marketing expenses  $  69.6  $  46.3   50%   $ 134.2  $  86.2   56%
Percentage of net revenue         42%      44%             43%      43%


The increase in sales and marketing expenses in the second quarter and the first six months of 1995 in absolute dollars compared to the same periods in 1994 was a result of increased sales headcount worldwide and increased marketing programs associated with new product introductions.

With the continuing expansion throughout 1995 of worldwide operations, as well as increased sales and marketing expenditures in 1995 aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for the remainder of 1995, as a percentage of net revenues, will be similar to those of the first six months of 1995.





RESEARCH AND DEVELOPMENT EXPENSES

The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86. This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company's research and development expenses exclude capitalized software costs of $4.1 million and $3.8 million in the second quarters of 1995 and 1994, respectively, and $8.0 million and $6.0 million in the first six months of 1995 and 1994, respectively, and exclude amortization costs of previously capitalized software. The following table summarizes research and product development costs for the periods ended July 2, 1995 and July 3, 1994:

(DOLLARS IN MILLIONS)

                                 QUARTER ENDED             SIX MONTHS ENDED
                             JULY 2,  JULY 3, CHANGE   JULY 2,  JULY 3, CHANGE
                                1995     1994             1995     1994
Incurred product development
  costs                       $ 23.1   $ 18.9   22%     $ 44.5   $ 34.0   31%
Expenditures capitalized         4.1      3.8    8%        8.0      6.0   33%
Research and development
  expenses                    $ 19.0   $ 15.1   26%     $ 36.5   $ 28.0   30%
Expenditures capitalized as
  a % of incurred                18%      20%   n/a        18%      18%   n/a
Amortization                     2.4      1.7   42%        5.5      3.4   60%

The increase in research and development expenditures in absolute dollars in the second quarter and the first six months of 1995 compared to the corresponding periods in 1994 was attributed to an increase in staff working on new products and product extensions.

The higher capitalization in absolute dollars of product development expenditures in the second quarter and the first six months of 1995 compared to the same periods in 1994 resulted from an increase in the work involved in projects reaching technological feasibility as they neared their release dates. The Company expects the proportion of work on capitalized projects to remain relatively stable throughout the remainder of 1995.

Major new programs currently under development include the expansion of the DSA family of servers and connectivity products and subsequent versions of the Company's graphical, object-oriented tool, INFORMIX-NewEra. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to increase in absolute dollars.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter and first six months of 1995 remained relatively flat as a percentage of net revenues compared to the corresponding periods in 1994. The Company expects general and administrative expenses as a percentage of net revenues for the remainder of 1995 to remain relatively stable with the first six months of 1995.

(DOLLARS IN MILLIONS)

                                 QUARTER ENDED             SIX MONTHS ENDED
                             JULY 2,  JULY 3, CHANGE   JULY 2,  JULY 3, CHANGE
                                1995     1994             1995     1994
General and administrative
  expenses                    $ 12.0   $  7.2   67%     $ 23.0   $ 16.7   38%
Percentage of net revenue         7%       7%               7%       8%

PROVISION FOR INCOME TAXES

The Company's effective tax rate increased to 37.5 percent of pretax income in the second quarter and the first six months of 1995 from
36.0 percent in the same periods in 1994. The higher effective tax rate for the second quarter and the first six months of 1995 was primarily due to the expiration of the U.S. federal research and development tax credit in 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

(IN MILLIONS OF DOLLARS)
                                                 SIX MONTHS ENDED
                                                 JULY 2,  JULY 3,
                                                   1995      1994
Cash, cash equivalents, and investments         $ 201.4   $ 151.6
Working capital                                   179.8     152.9
Cash provided by operations                        60.7      47.2
Cash used in investment activities, excluding
    investments of excess cash                     70.6      21.6
Cash provided by (used in) financing activities    11.2     (18.8)

Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented.

The increase in net cash and cash equivalents provided by operations in the first six months of 1995 compared with the same period in 1994 was primarily attributable to higher net income before depreciation and amortization charges.

Accounts receivable increased by $11.8 million in the second quarter of 1995 as compared to the fourth quarter of 1994, principally as a result of higher sales, partially offset by strong collections and the use of third party financing programs. Days sales outstanding remained flat at approximately 79 days, the same as the fourth quarter of 1994. Commencing in late 1993, the Company instituted programs to have third-party financial institutions provide financing for extended credit terms instead of such terms being provided by the Company. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs. Although a large portion of the Company's revenues are derived from resellers, the Company's revenues since 1993, particularly in Europe, have shifted substantially from distributors to direct end-users. These end-user sales contracts frequently bear extended payment terms which result in an increase in days sales outstanding ratios unless the contracts are financed. The shift in distributor channels is likely to continue as products and markets mature. The Company is using a variety of activities to reduce the days sales outstanding ratio. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters; however, there is no assurance that it will do so.

Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in the first six months of 1995 compared with the same period in 1994. In the first six months of 1995 and 1994, the Company acquired $21.9 million and $12.6 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first six months of 1995 resulted from the Company's growing employee headcount, the replacement of obsolete equipment and investment in new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

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

In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The acquisition was recorded as a purchase. The purchase price of this business was approximately $4.6 million, of which approximately $4.0 million has been allocated to intangible assets acquired.

Net cash and cash equivalents provided by financing activities in the first six months of 1995 consisted primarily of proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases.

Net cash and cash equivalents used in financing activities in the first six months of 1994 included repurchases of the Company's common stock and payments on capital leases, partially offset by proceeds from the sale of the Company's common stock to employees.

In 1993 and 1994, the Board of Directors authorized the repurchase of up to 8 million (adjusted to reflect two-for-one stock splits, effected in the form of stock dividends, which were effective June 14, 1993 and June 26, 1995) shares of the Company's common stock in the open market. Through the second quarter of 1995, the Company had repurchased 3,580,000 shares with an aggregate cost of approximately $32.1 million on the open market.

The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through the second quarter of 1996 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.




















PART II.  OTHER INFORMATION

ITEM 2.  CHANGES  IN SECURITIES OR RIGHTS OF HOLDERS THEREOF.

On May 18, 1995, the Company's stockholders at the 1995 annual meeting approved an increase to the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. On May 18, 1995, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend with a record date of June 9, 1995 and an effective date of June 26, 1995.

In July 1995, the Board of Directors amended the Company's Amended and Restated Preferred Shares Rights Agreement ("Rights Agreement") to increase the exercise price of the rights issued thereunder to $154.00 per share. This adjustment was required in connection with the substantially higher trading prices of the Company's common stock since the date of the last amendment to the Rights Agreement in May 1992. The amendment also extends the term of the Rights Agreement to July 25, 2005.



ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company held its 1995 Annual Meeting of Stockholders on May 18, 1995. The following matters were approved by the stockholders by the votes (prior to the June 26, 1995 stock split) indicated below:

MATTER                              VOTES FOR      VOTES WITHHELD
Election of two Class II
directors to serve for a
three-year term
  James L. Koch                    57,570,816             161,458
  Thomas A. McDonnell              57,572,404             159,870

                                          FOR    AGAINST    ABSTAIN    NO VOTE
Approval of an amendment to the
Company's Restated Certificate
of Incorporation to increase the
authorized number of shares of the
Company's $.01 par value Common
Stock by  200,000,000 shares      39,481,761  17,104,290    359,973    786,250


Ratification of the appointment
of Ernst & Young LLP as the
Company's independent
auditors for the fiscal year
ending December 31, 1995          57,634,898      20,203     77,173          0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   Exhibits

     Exhibit 3.1  - Restated Certificate of Incorporation, as amended.

     Exhibit 3.2  - By-Laws, as amended.

     Exhibit 4    - Amended and Restated Preferred Share Rights Agreement
                    (Incorporated by reference to exhibits to Form 8-A Registration Statement filed on August 11, 1995).

     Exhibit 11.1 - Statement Regarding Computation of Earnings Per Share.

     Exhibit 27   - Financial Data Schedule.


B) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended July 2, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION






Dated: August 15, 1995
                                       /s/  HOWARD H. GRAHAM
                                            Howard H. Graham
                                    Senior Vice President, Finance
                                      and Chief Financial Officer





Dated: August 15, 1995
                                       /s/  RICHARD C. BLASS
                                            Richard C. Blass
                              Vice President, Corporate Controller
                                   and Chief Accounting Officer