Form 10-Q
period 1995-10-01
INFORMIX CORP
filed 1995-11-15
CIK 799089

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period ended October 1, 1995
or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to            .

Commission file number 0-15325

INFORMIX CORPORATION
(Exact name of registrant as specified in its charter)

             Delaware                                   94-3011736
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

4100 Bohannon Drive, Menlo Park, CA  94025
415-926-6300
(Address of Principal Executive Offices, including zip code:
registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No      .

At October 27, 1995, 134,566,906 shares of the Registrant's Common Stock were outstanding.

Total number of pages 17.




PART I.  FINANCIAL INFORMATION


INDEX


Item                                                                      Page


(1)  Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Statements of Income for the three
     and nine month periods ended October 1, 1995 and October 2, 1994     3

     Condensed Consolidated Balance Sheets as of October 1, 1995 and
     December 31, 1994                                                    4

     Condensed Consolidated Statements of Cash Flows for the nine month
     periods ended October 1, 1995 and October 2, 1994                    5

     Notes to Condensed Consolidated Financial Statements                 6

(2)  Management's Discussion and Analysis of Financial Condition and

     Results of Operations                                                7






INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)
                                              Three months ended         Nine months ended
                                              October 1,  October 2,     October 1,   October 2,
                                              1995        1994           1995         1994
Net revenues:

Licenses                                      $135,572    $ 88,230        $369,120     $245,996
Services                                        44,951      28,613         122,795       72,633

                                               180,523     116,843         491,915      318,629
Costs and expenses:

Cost of software distribution                    8,958       6,287          24,975       16,741
Cost of services                                22,855      12,510          61,996       33,118
Sales and marketing                             76,670      48,587         210,824      134,807
Research and development                        21,206      15,907          57,717       43,897
General and administrative                      11,940       8,139          34,975       24,847

                                               141,629      91,430         390,487      253,410

Operating income                                38,894      25,413         101,428       65,219

Interest income                                  2,226       1,031           5,563        2,720
Interest expense                                  (319)        (44)           (538)        (213)
Other income/(expense), net                       (352)       (478)            (56)      (1,539)
Income before income taxes                      40,449      25,922         106,397       66,187
Income taxes                                    15,168       9,332          39,898       23,827

Net income                                    $ 25,281    $ 16,590        $ 66,499     $ 42,360

Net income per share:**                       $   0.18    $   0.12        $   0.48     $   0.32

Weighted average number of common and common
equivalent shares outstanding:**               140,038     133,918         139,000      134,188


** Share and per-share amounts applicable to the prior periods have been restated to reflect the two-for-one stock split (effected in the form of a stock dividend) which was effective June 26, 1995.


See Notes to Condensed Consolidated Financial Statements.




INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)


                                                          October 1,         December 31,
                                                          1995               1994
                                                          (Unaudited)
(Note)
ASSETS
Current assets:
Cash and cash equivalents                                $123,291           $131,882
Short-term investments                                     87,848             59,644
Accounts receivable, net                                  171,807            131,548
Deferred taxes                                              9,978              9,978
Other current assets                                       20,933             14,964

Total current assets                                      413,857            348,016

Property and equipment, net                                67,189             44,121
Software costs                                             34,815             24,681
Deferred taxes                                              7,651              7,651
Long-term investments                                       9,702              4,477
Intangible assets                                          42,317              6,089
Other assets                                               18,615              9,375

Total assets                                              $594,146          $444,410


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                          $ 24,187          $ 18,737
Accrued expenses                                            30,416            27,784
Accrued employee compensation                               41,830            33,777
Income taxes payable                                        47,275            17,725
Deferred taxes                                               1,612             1,612
Deferred revenue                                            61,568            48,580
Other liabilities                                           10,946             5,337

Total current liabilities                                  217,834           153,552

Deferred taxes                                              14,595            14,692
Other liabilities                                            1,330               522

Stockholders' equity:
Common stock                                                 1,345               655
Additional paid-in capital                                 156,603           139,897
Retained earnings                                          202,524           136,025
Unrealized gain on available-for-sale
securities, net of tax                                       4,636               665
Foreign currency translation adjustment                     (4,721)            (1,598)

Total stockholders' equity                                 360,387           275,644

Total liabilities and stockholders' equity                $594,146          $444,410


(Note)  Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements.




INFORMIX CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                     Three months ended  Nine months ended
                                                     October 1,          October 2,
                                                     1995                1994
OPERATING ACTIVITIES
Net income                                           $ 66,499              $42,360
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization                          20,294              11,375
Amortization of capitalized software                    8,465               5,467
Deferred tax expense                                        0                 450
Provisions for losses on accounts receivable            4,742               1,707
Foreign currency transaction gain                      (3,688)             (2,359)
Changes in operating assets and liabilities:
Accounts receivable                                   (46,066)                 45
Other current assets                                   (8,004)             (4,811)
Accounts payable and accrued expenses                  48,238              13,014
Deferred revenue                                       12,993               5,124
Net cash and cash equivalents provided by
operating activities                                  103,473              72,372

INVESTING ACTIVITIES
Purchases of held-to-maturity securities             (124,204)            (87,554)
Purchases of available-for-sale securities               (189)           (104,901)
Maturities of held-to-maturity securities              64,273             134,783
Sales of available-for-sale securities                 26,690              68,465
Purchase of property and equipment                    (35,952)            (19,698)
Additions to software costs                           (18,599)            (10,249)
Business combinations, net of cash acquired           (41,709)                  0
Other                                                  (3,071)             (8,919)
Net cash and cash equivalents used in investing
activities                                           (132,761)            (28,073)

FINANCING ACTIVITIES
Proceeds from issuance of stock                        17,396                 469
Principal payments on capital leases, net              (1,063)               (876)
Acquisition of common stock                                 0             (22,139)
Proceeds from reissuance of treasury stock                  0               6,871
Net cash and cash equivalents provided by (used in)
financing activities                                   16,333             (15,675)

Effect of exchange rate changes on cash and cash
equivalents                                             4,364               1,170
Increase (decrease) in cash and cash equivalents       (8,591)             29,794

Cash and cash equivalents at beginning of period      131,882              67,329

Cash and cash equivalents at end of period           $123,291             $97,123


See Notes to Condensed Consolidated Financial Statements.




INFORMIX CORPORATION and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 1, 1995
(Unaudited)

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

Note B - Net Income Per Share

Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.


Note C - Stockholders' Equity



Reconciliation of outstanding shares:


Shares outstanding at July 2, 1995                                133,640,097

Shares issued upon exercises of stock options                         824,697

Shares sold under terms of the Employee Stock Purchase Plan            55,386

Shares outstanding at October 1, 1995                             134,520,180

All share and per-share amounts applicable to the prior periods have been restated to reflect the two-for-one stock split, effected in the form of a stock dividend, which was effective June 26, 1995.


Note D - Business Combinations

In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company will acquire the remaining 10 percent in January 1996. This acquisition has been accounted for as a purchase. The purchase price of this business was approximately $46.0 million, of which $34.8 million has been allocated to intangible assets acquired which are being amortized over a weighted average life of seven years. The operating results of this business have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. This acquisition has been accounted for as a purchase. The purchase price of this business was approximately $4.6 million, of which $4.0 million has been allocated to intangible assets acquired which are being amortized over a weighted average life of seven years. The operating results of this business have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

Note E - Subsequent Event

In October 1995, the Company acquired Stanford Technology Group (STG), a U.S.-based company that provides on-line analytical processing technology, for approximately 570,000 shares of its common stock. The transaction will be accounted for as a pooling of interests. Since the operating results of STG are insignificant to the Company, prior period annual and quarterly financial statements of the Company will not be restated for this transaction. The Company's results of operations for the year ended December 31, 1995 will include the results of operations of STG for such year, all of which will be recorded in the fourth quarter.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of net revenues for the three and nine month periods ended October 1, 1995 and October 2, 1994, respectively.


                                                      Percent of Net Revenues
                                         Three months ended        Nine months ended
                                         October 1,  October 2,                  October 1,   October 2,
                                         1995        1994          1995         1994

NET REVENUES:
Licenses                                  75%         76%           75%          77%
Services                                  25%         24%           25%          23%

Total net revenues                       100%        100%          100%         100%

COSTS AND EXPENSES:
Cost of software distribution              5%          5%            5%           5%
Cost of services                          12%         11%           12%          11%
Sales and marketing                       42%         41%           43%          42%
Research and development                  12%         14%           12%          14%
General and administrative                 7%          7%            7%           8%

Total operating expenses                  78%         78%           79%          80%

OPERATING INCOME                          22%         22%           21%          20%
INTEREST INCOME                            1%          1%            1%           1%

INTEREST EXPENSE                           0%          0%            0%           0%

OTHER EXPENSE, NET                        (0%)        (1%)          (0%)         (0%)

INCOME BEFORE INCOME TAXES                23%         22%           22%          21%

INCOME TAXES                               9%          8%            8%           8%

NET INCOME                                14%         14%           14%          13%




The following table sets forth the percent change in the operating results for the three and nine month periods ended October 1, 1995 compared to the respective three and nine month periods ended October 2, 1994.


                                             Period-to-Period Percent Increase (Decrease)
                                             Three months ended        Nine months ended
                                             October 1, 1995 vs        October 1, 1995 vs
                                             October 2, 1994           October 2, 1994

NET REVENUES:
Licenses                                     54%                       50%
Services                                     57%                       69%

Total net revenues                           55%                       54%

COSTS AND EXPENSES:
Cost of software distribution                42%                       49%
Cost of services                             83%                       87%
Sales and marketing                          58%                       56%
Research and development                     33%                       31%
General and administrative                   47%                       41%

Total operating expenses                     55%                       54%

OPERATING INCOME                             53%                       56%

INTEREST INCOME                              116%                      105%

INTEREST EXPENSE                             625%                      153%

OTHER EXPENSE, NET                           (26%)                     (96%)

INCOME BEFORE INCOME TAXES                   56%                       61%

INCOME TAXES                                 63%                       67%

NET INCOME                                   52%                       57%





The Company's operating income in the third quarter and the first nine months of 1995 was 22 percent and 21 percent of net revenues, respectively, compared to 22 percent and 20 percent in the corresponding periods in 1994.

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

The Company derives revenues principally from licensing its software and providing technical product support and updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to manufacture products. The Company's products are sold directly to end user customers or through resellers: original equipment manufacturers (OEM's), system integrators, distributors, or application vendors. The Company's revenues have been increasingly derived from sales contracts directly with end-users and less from the distributor or OEM sales channels. These end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value. In addition, these revenue contracts have relatively lower associated software distribution and selling costs. From time to time the Company has recognized substantial net revenue from these large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The
Company expects that these sorts of transactions and the resulting fluctuations will continue.

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



Net Revenues

(DOLLARS IN MILLIONS)


                            Quarter ended                   Nine months ended
                            October 1,  October 2,  Change  October 1,  October 2,  Change
                            1995        1994                1995        1994

License fees                $135.6      $ 88.2      54%     $369.1      $246.0      50%
Percentage of net revenues  75%         76%                 75%         77%
Services                    $ 44.9      $ 28.6      57%     $122.8      $ 72.6      69%
Percentage of net revenues  25%         24%                 25%         23%
Net revenues                $180.5      $116.8      55%     $491.9      $318.6      54%


The increase in service revenue, which consists of customer support, training and consulting, was primarily attributable to the continued growth of the installed customer base, the renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue.

The revenue growth in the third quarter and the first nine months of 1995 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology and products. Although the Company expects revenues to grow in the remainder of 1995, there can be no assurance that such growth will be achieved or that growth rates in the future will be comparable to those in the first nine months of 1995.
The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX and other open operating environments.

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

The license revenue growth in the third quarter and the first nine months of 1995 reflects continued strong demand for the Company's products, particularly for the Company's new generation of database servers, INFORMIX-OnLine Dynamic Server (TM) . The Company has also started to see revenue growth in the tools area with the introduction of INFORMIX-NewEra (TM), a third-generation client/server application development tool which became available in the second half of 1994. During the third quarter of 1995, the Company introduced, on a limited basis, INFORMIX-OnLine Extended Parallel Server (XPS), a new high-performance, scalable database server based on the Company's
Dynamic Scalable Architecture (TM) (DSA) and also introduced INFORMIX-NewEra (TM) 2.0 on the Windows platform.

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

Over half of the Company's net revenues are derived from its international operations. In Europe and Asia/Pacific, most revenues and expenses are now denominated in local currencies. The U.S. dollar weakened in the first nine months of 1995 against the major European and Asia/Pacific currencies, which resulted in higher revenue and expenses recorded when translated into U.S. dollars and compared with the prior year periods. Through 1994, most revenues from Asia/Pacific, Canada, and Latin America were denominated in U.S. dollars. Accordingly, the translation of the revenues for these regions was less impacted by fluctuations in foreign exchange rates. The Company has increased its direct sales presence in Asia/Pacific by opening offices and acquiring its primary software distributors in Malaysia in 1994, and Japan and Korea in early 1995. This increased the proportion of direct sales denominated in local currency in these regions. The Company has also increased its direct presence in Latin America, although a significant percentage of the revenue is still denominated in U.S. dollars. In the future, the Company expects currency fluctuations in Mexico, and to a lesser extent, other Latin American countries to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company has a hedging program in place to minimize foreign exchange gains or losses, where possible, from recorded foreign denominated transactions resulting from fluctuations in exchange rates. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe, and Asia Pacific because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet incurred.

The Company's distribution markets are organized into three general markets: North America; Europe, the Middle East, and Africa; and Intercontinental, consisting of Latin America and the Asia-Pacific region. In the third quarter of 1995, these organizations contributed 45 percent, 35 percent, and 21 percent of the Company's net revenues compared to 48 percent, 37 percent, and 15 percent for the same period in 1994. During the first nine months of 1995, these organizations contributed 42 percent, 38 percent, and 20 percent of the Company's net revenues compared to 44 percent, 40 percent, and 16 percent for the same period in 1994.




Cost of Software Distribution

(DOLLARS IN MILLIONS)

                            Quarter ended                   Nine months ended
                            October 1,  October 2,  Change  October 1,  October 2,  Change
                            1995        1994                1995        1994

Manufactured cost of
software distribution       $6.0        $4.3        40%     $16.5       $11.3       46%
Percentage of license
revenue                     5%          5%                  5%          5%
Amortization of capitalized
 software                   $2.9        $2.0        48%     $ 8.5        $5.4       56%
Percentage of license
revenue                     2%          2%                  2%          2%
Cost of software
distribution                $8.9        $6.3        42%     $25.0       $16.7       49%
Percentage of license
revenue                     7%          7%                  7%          7%


Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight and third party royalties; and 2) amortization of previously capitalized software development costs.

The increase in amortization of capitalized software in absolute dollars in the third quarter and the first nine months of 1995 compared to the same periods in 1994 was due to the release of several products in the latter half of 1994 and the first half of 1995. The Company expects that amortization of capitalized software in absolute dollars will continue to increase in the future as new products are released.

Manufactured cost of software distribution in the third quarter and the first nine months of 1995, as a percentage of license revenues, remained flat compared to the same periods in 1994. The cost of software distribution as a percentage of license revenue may vary depending upon whether the product is reproduced by the Company or by its customers.


Cost of Services

(DOLLARS IN MILLIONS)

                            Quarter ended                   Nine months ended
                            October 1,  October 2,  Change  October 1,  October 2,  Change
                            1995        1994                1995        1994

Cost of Services            $22.9       $12.5       83%     $62.0       $33.1       87%
Percentage of service
revenue                     51%         44%                 51%         46%


Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in the third quarter and the first nine months of 1995 in absolute dollars and as a percentage of net revenues compared to the corresponding prior year periods is primarily due to the Company's increased expenditures in developing consulting and support services. In the future, the Company expects that cost of services as a percentage of net revenues will approximate the rate in the first nine months of 1995.



Sales and Marketing Expenses

(DOLLARS IN MILLIONS)

                            Quarter ended                   Nine months ended
                            October 1,  October 2,  Change  October 1,  October 2,  Change
                            1995        1994                1995        1994
Sales and marketing
expenses                    $76.7       $48.6       58%     $210.8      $134.8      56%
Percentage of net revenue   42%         41%                 43%         42%


The increase in sales and marketing expenses in the third quarter and the first nine months of 1995 in absolute dollars compared to the same periods in 1994 was a result of increased sales headcount worldwide and increased marketing programs associated with new product introductions.

With the continuing expansion throughout 1995 of worldwide operations, as well as increased sales and marketing expenditures in 1995 aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for the remainder of 1995, as a percentage of net revenues, will be similar to those of the first nine months of 1995.


Research and Development Expenses

The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86. This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company's research and development expenses exclude capitalized software costs of $4.8 million and $3.7 million in the third quarters of 1995 and 1994, respectively, and $12.7 million and $9.7 million in the first nine months of 1995 and 1994, respectively, and exclude amortization costs of previously capitalized software. The following table summarizes research and product development costs for the periods ended October 1, 1995 and October 2, 1994:

(DOLLARS IN MILLIONS)

                             Quarter ended                   Nine months ended
                             October 1,  October 2,          October 1,  October 2,
                             1995        1994        Change  1995        1994       Change
Incurred product development
costs                        $26.0       $19.6        33%    $70.4       $53.6      31%
Expenditures capitalized       4.8         3.7        30%     12.7         9.7      31%
Research and development
expenses                     $21.2       $15.9        33%    $57.7       $43.9      31%
Expenditures capitalized as
a % of incurred                18%         19%        n/a      18%         18%      n/a
Amortization                   2.9         2.0        40%      8.5         5.4      56%


The increase in research and development expenditures in absolute dollars in the third quarter and the first nine months of 1995 compared to the corresponding periods in 1994 was resulted from an increase in staff working on new products and product extensions.

The higher capitalization in absolute dollars of product development expenditures in the third quarter and the first nine months of 1995 compared to the same periods in 1994 resulted from an increase in the work involved in projects reaching technological feasibility as they neared their release dates. The Company expects the proportion of work on capitalized projects to remain relatively stable throughout the remainder of 1995.

Major new programs currently under development include the expansion of the DSA family of servers and connectivity products and subsequent versions of the Company's graphical, object-oriented tool, INFORMIX-NewEra (TM). The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to increase in absolute dollars.


General and Administrative Expenses

General and administrative expenses for the third quarter and first nine months of 1995 remained relatively flat as a percentage of net revenues compared to the corresponding periods in 1994. The Company expects general and administrative expenses as a percentage of net revenues for the remainder of 1995 will be consistent with those of the first nine months of 1995.

(DOLLARS IN MILLIONS)

                            Quarter ended                   Nine months ended
                            October 1,  October 2,  Change  October 1,  October 2,  Change
                            1995        1994                1995        1994
General and administrative
expenses                    $11.9       $8.1        47%     $35.0       $24.8       41%
Percentage of net revenue   7%          7%                  7%          8%


Provision for Income Taxes

The Company's effective tax rate increased to 37.5 percent of pretax income in the third quarter and the first nine months of 1995 from 36.0 percent in the same periods in 1994. The higher effective tax rate for the third quarter and the first nine months of 1995 was primarily due to the expiration of the U.S. federal research and development tax credit in 1995.

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


Liquidity and Capital Resources

(IN MILLIONS OF DOLLARS)

                                                     Quarter ended       Nine months ended
                                                     October 1,          October 2,
                                                     1995                1994

Cash, cash equivalents, and investments              $220.8              $162.5
Working capital                                       196.0               160.3
Cash provided by operations                           103.5                72.4
Cash used in investment activities, excluding
    investments of excess cash                         99.3                38.9
Cash provided by (used in) financing activities        16.3               (15.7)



Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented. The increase in net cash and cash equivalents provided by operations in the first nine months of 1995 compared with the same period in 1994 was primarily attributable to higher income before depreciation and amortization charges.

Net accounts receivable increased by $40.3 million in the third quarter of 1995 as compared to the fourth quarter of 1994, principally as a result of higher sales, partially offset by strong collections and the use of third party financing programs. Days sales outstanding was 86 in the third quarter of 1995 compared with 79 in the fourth quarter of 1994. Commencing in late 1993, the Company instituted programs to have third-party financial institutions provide financing for extended credit terms instead of such terms being provided by the Company. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs. Although a large portion of the Company's revenues are derived from resellers, the Company's revenues since 1993 have shifted substantially from distributors to direct end-users. These end-user sales contracts frequently bear extended payment terms which result in an increase in days sales outstanding ratios unless the contracts are financed. The aforementioned shift in distributor channels is likely to continue as products and markets mature. The Company is using a variety of activities to reduce the days sales outstanding ratio. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters; however, there is no assurance that it will do so.

Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in the first nine months of 1995 compared with the same period in 1994. In the first nine months of 1995 and 1994, the Company acquired $36.0 million and $19.7 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first nine months of 1995 resulted from the Company's growing employee headcount, the replacement of obsolete equipment and investment in new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

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

In October 1995, the Company acquired Stanford Technology Group (STG), a U.S.-based company that provides on-line analytical processing technology, for approximately 570,000 shares of its common stock. The transaction will be accounted for as a pooling of interests.

Net cash and cash equivalents provided by financing activities in the first nine months of 1995 consisted primarily of proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases. Net cash and cash equivalents used in financing activities in the first nine months of 1994 included repurchases of the Company's common stock and payments on capital leases, partially offset by proceeds from the sale of the Company's common stock to employees.

In 1993 and 1994, the Board of Directors authorized the repurchase of up to 8 million (adjusted to reflect two-for-one stock splits, effected in the form of stock dividends, which were effective June 14, 1993 and June 26, 1995) shares of the Company's common stock in the open market. Through the third quarter of 1995, the Company had repurchased 3,580,000 shares with an aggregate cost of approximately $32.1 million on the open market.

The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through the third quarter of 1996 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.





PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits

   Exhibit 11.1 - Statement Regarding Computation of Earnings Per Share.

   Exhibit 27 - Financial Data Schedule.


B) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended October 1, 1995.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION





Dated: November 14, 1995            /s/ HOWARD H. GRAHAM
                                    Howard H. Graham
                                    Senior Vice President,  Finance
                                    and Chief Financial Officer



Dated: November 14, 1995            /s/ RICHARD C. BLASS
                                    Richard C. Blass
                                    Vice President, Corporate Controller
                                    and Chief Accounting Officer