Form 10-K
period 1995-12-31
INFORMIX CORP
filed 1996-03-29
CIK 799089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1995
OR
[   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___to___

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

      Common Stock, $0.01 par value
      (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 1996 was approximately
$5,152,802,594. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 1996, Registrant had outstanding 148,426,144 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE (to be deemed filed only to the extent specifically incorporated herein by reference and not otherwise excluded by law):

      Parts of the Proxy Statement to be used in conjunction with
      Registrant's Annual Stockholders Meeting to be held May 16, 1996:
      PART III
______________________________________________________________________




INFORMIX CORPORATION
1995 FORM 10-K ANNUAL REPORT
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

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Item 13.   Certain Relationships and Related Transactions

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

Signatures




_______________________________________________________________________

FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1996 and any Current Reports on Form 8-K filed by the Company.
_______________________________________________________________________


PART I

ITEM 1.     BUSINESS

BACKGROUND

     The Company is a multinational supplier of high-performance, parallel processing database technology for open systems. The Company's products also include applications development tools for creating client/server production applications, decision-support systems, ad-hoc query interfaces, and software that allows information to be shared transparently from personal computers to mainframes within the corporate computing environment. In addition to software products, the Company offers training, consulting, and post-contract support to its customers. The principal geographic markets for the Company's products are in North America, Europe, Asia/Pacific, Japan, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality, and government services sectors.

     The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in August 1986. Unless the context requires otherwise, the terms "Company" and "Informix" refer to Informix Corporation and its subsidiaries. The Company maintains its executive offices at 4100 Bohannon Drive, Menlo Park, California 94025. Its telephone number is (415) 926-6300.

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

     The Company's customers consist primarily of end-users, application vendors, original computer equipment manufacturers ("OEMs") and distributors. The Company markets its products directly to end-users through its sales force and indirectly to end-users through application vendors, OEMs and distributors.

     In 1995, the Company had three internal sales organizations: North America; Europe, Middle East and Africa; and the Intercontinental Group, which included Japan and the Asia/Pacific and Latin America regions. Effective January 1, 1996, these sales organizations were reorganized into the following groups: Americas, including the North America and Latin America regions; International, including the Europe, Middle East, Africa and Asia/Pacific regions; and Japan. The Americas sales organization is headquartered in Menlo Park, California, has sales offices located in major cities throughout the United States and Canada and in 7 Latin American countries. The International sales organization, headquartered in the United Kingdom, has sales offices in 29 countries. Informix also has a European development, production and distribution center located in Ireland. The Japan sales organization is headquartered in Tokyo, Japan. Informix has operating subsidiaries in 36 foreign countries.

     In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a United States based provider of object-relational database systems and tools for managing complex data, such as audio, video, text and images. The Company intends to integrate the functionality of Illustra's object-relational products into its core database technology. Approximately 12,700,000 shares of the Company's common stock were issued to acquire all of the outstanding shares of Illustra stock. An additional 2,300,000 shares were reserved by the Company for future issuance in connection with the assumption of Illustra's outstanding options. The transaction will be accounted for as a pooling of interests.

Products

Database Engines

     The Company offers the following relational database SQL engines, which share a common set of development tools:

          INFORMIX-OnLine, the Company's first generation on-line transaction processing ("OLTP") database server with stored procedures, triggers, referential integrity, high availability, document imaging support and fast response times in heavy transaction environments.

          INFORMIX-OnLine Dynamic Server(TM), the Company's second generation OLTP engine. This server is based on the Company's Dynamic Scalable Architecture and features parallel data processing capability, replication and connectivity options built into the core database server, offering users significant enhancements without adding additional cost. This product is available on uniprocessor and symmetric multiprocessing systems.

          INFORMIX-OnLine Extended Parallel Server, a new, high-performance, scalable database server which extends the Company's
Dynamic Scalable Architecture to loosely coupled, "shared nothing" computing architectures, including clusters of symmetric multiprocessing systems and massively parallel processing systems. This product became available in the third quarter of 1995 on a limited basis.

          INFORMIX-SE, designed for smaller organizations with limited MIS staffing or minimal database expertise because it is easy to install and maintain. This product provides the power of SQL without the complex database administration requirements.

Database Tools

     The Company offers a variety of database application development tools designed to allow users to build applications quickly and maintain them easily. The Company's database tools are:

          INFORMIX-NewEra(TM), a graphical, object-oriented development environment designed for creating enterprise-wide multi-tier client/server database applications. INFORMIX-NewEra features a fourth-generation object-oriented programming language, reusable class libraries, application partitioning, and flexible application deployment, and supports open connectivity to Informix and non-Informix databases. INFORMIX-NewEra is currently available for Microsoft(R) Windows(TM) and OSF Motif(TM).

          INFORMIX-4GL, a character-based development environment, which includes a fourth-generation programming language with full screen-building, report entry and SQL database input/output capabilities. The INFORMIX-4GL product family is comprised of three core products:
INFORMIX-4GL Compiled, INFORMIX-4GL Rapid Development System and
INFORMIX-4GL Interactive Debugger.

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

          INFORMIX-NewEra ViewPoint Pro, a graphical database administration tool which includes all of the features of INFORMIX-NewEra ViewPoint, as well as a database schema builder, a SQL editor and a SuperView(TM) builder, for creating highly specialized views to the database that simplify access, retrieval and analysis of data.

          INFORMIX-MetaCube(TM), a high-performance on-line analytical processing engine that automatically preconsolidates data and provides a multidimensional view of data without the constraints of a two dimensional (row and table) data model. The INFORMIX-MetaCube product family also includes MetaCube Explorer, an adhoc decision support tool for end users, MetaCube Warehouse Manager, a graphical tool for administering the "metadata" describing a database in a logical, user-friendly view, MetaCube Agents, a scheduler to perform user queries and administrative tasks on a database in the background, and MetaCube for Excel, an add-in to the standard Microsoft spreadsheet environment. The MetaCube products became available in the fourth quarter of 1995 as a result of the Company's October 1995 acquisition of Stanford Technology Group, Inc., a United States based provider of on-line analytical processing technology.

     In February 1995, the Company entered into an agreement with Investment Intelligence Systems Limited ("IISL") which gave IISL exclusive rights to develop, distribute, sell and support the INFORMIX-Wingz(R) spreadsheet and the INFORMIX-HyperScript(R) Tools graphical development environment to new and existing customers. IISL assumed full responsibility for both products effective June 30, 1995. The agreement is world-wide, with the exception of Japan, where ASCII Corporation retains the exclusive rights to market and distribute the Kanji version of INFORMIX-Wingz.

Connectivity Products

     The Company's connectivity products are:

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

          INFORMIX-Enterprise Gateway(TM), a UNIX-based connectivity tool which incorporates the Enterprise Data Access SQL suite of products from Information Builders, Inc. This product provides transparent access through SQL statements and remote procedure calls to over 60 relational and non-relational data sources on 35 different hardware platforms and operating systems.

          INFORMIX-STAR, provides the ability to access INFORMIX-OnLine databases stored on multiple servers in the same transaction. INFORMIX-STAR allows the joining and viewing of multiple databases at different locations as if they were one common database. The functionality of this product is automatically included in INFORMIX-OnLine Dynamic Server and INFORMIX-OnLine Extended Parallel Server.

          INFORMIX-NET, allows the off-loading of application processing from the server to a client workstation. The functionality of this product is included in INFORMIX-SE and all of the Informix UNIX-based tools. INFORMIX-NET PC for DOS permits the same offloading between a PC workstation and an Informix database server.

          INFORMIX DCE/NET, a connectivity product based on the Open Software Foundation Distributed Computing Environment specification. This Product allows customers transparent access to Informix and other relational databases and takes advantage of DCE security and directory services.

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

Object-Relational Products

     In February 1996, the Company acquired Illustra Information Technologies, Inc., a United States provider of object-relational database systems and tools. As a result of this acquisition, the Company added the following object-relational products to its product family. The Company intends to integrate the functionality of these object-relational products into its core database technology.

          Illustra(TM) Server, a full-featured database management system designed for the management of complex data. The Illustra Server allows users to store, manage and analyze complex data such as audio, video and image files in a single database with traditional text and numbers using industry-standard SQL.

          Illustra DataBlade(R) Modules, "snap-in" software modules which extend the Illustra Server's ability to handle new data types and provide new "methods" for specific handing of the data. DataBlade modules can work alone or in conjunction with one another. DataBlade modules can even include completely new access methods, providing quick access to data not well served by the B-trees of standard relational database management systems. Current Illustra DataBlade modules include:

               Image DataBlade, a module which supports over 50 image formats (e.g. GIF, TIFF, PICT), both color and monochrome, and image manipulation, including rotation, edge enhancement and convolution. With the Image DataBlade, expertise at managing images is in the database manager, instead of in each application.

               2D Spatial DataBlade, a module which supplies a set of over 200 functions to allow manipulation and querying of two-dimensional spatial data, including points, lines, polygons and other spatial and location data.

               3D Spatial DataBlade, a module which supplies a set of over 1,000 functions to allow manipulation and querying of spatial data that enables the database to manage three-dimensional spatial information.

               Text DataBlade, a module which supplies a large set of functions to allow easy development of complex searches -- accessing documents by their content. Stored text can be queried for keyword matches as well as for idea and concept relevance.

               TimeSeries DataBlade, a module which enables the database to manage time series and temporal data, which are particularly useful for systems used in the financial services arena. The TimeSeries DataBlade supports a regularly repeating time-stamped series of any type or assortment of data-integer, floating point numbers, currency, text fields, spatial information that can be represented in digital form, or any structure or combination of these. The granularity of time recording can be in a variety of units. Support for two new data types, time series and calendars, and over 40 functions to manage them, is included.

               S-Plus DataBlade, a module which is a user-installable extension to the Illustra Server that adds support for over 1,000 statistical functions. The S-Plus DataBlade module maps S-Plus data types to Illustra data types, making it possible to incorporate S-Plus functions directly inside of Illustra SQL.

               Web DataBlade, a module which substantially reduces the required effort (and thus cost) of developing World Wide Web-enabling database applications. The Web DataBlade consists of a core functionality that makes it possible to store HTML pages in the database. These pages can contain SQL queries which are triggered when accessed and the results are formatted. The programmer can therefore generate HTML pages automatically without knowledge of programming languages such as C, perl or tcl and focus on the "look and feel" of the pages, using only industry standard HTML and SQL.

               Visual Information Retrieval ("VIR") DataBlade, a module which is a content-based image retrieval system for retrieving images, animation and video from complex multimedia databases. Users can perform searches on any kind of image, including video, based on the actual content of the image. The VIR Image Viewer, a graphical user interface to the VIR DataBlade module, allows users to visually search through collections of images stored in the server.

               Illustra DataBlade Developer's Kit.  The DataBlade
Developer's Kit includes machine-readable source code, the Illustra Architecture Manual and the Example Data Blades Manual to allow a developer to develop new DataBlade modules.

               Other tool and toolkit products which provide mechanisms for enabling application development against the Illustra Server include Illustra Schema Knowledge, the Illustra ODBC Driver, the Illustra C++ Interface and the Illustra Client Toolkit for Windows.

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

     Informix provides post-sales support to its customers on an optional basis for fees ranging from 10% to 18% of the license fees paid by the customer which generally includes product updates.

Marketing and Customers

     In 1995, the Company had three internal sales organizations: North America; Europe, Middle East and Africa; and the Intercontinental Group, which included Japan and the Asia/Pacific and Latin America regions. Effective January 1, 1996, these sales organizations were reorganized into the following groups: Americas, including the North America and Latin America regions; International, including the Europe, Middle East, Africa and Asia/Pacific regions; and Japan.

     The Company distributes its products through the channels of direct end-user licensing, OEMs, application vendors addressing specific markets and distributors. The Company has chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. The Company, therefore, has generally avoided exclusive relationships with its licensees and other resellers of its products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. The Company also provides a financing option to customers in connection with the license of software.

     At December 31, 1995, the Company's sales, marketing and support staff totaled 1,011 regular employees in the North America region; 103 regular employees in the Latin America region, 652 regular employees in the Europe, Middle East and Africa regions, 231 regular employees in the Asia/Pacific region and 77 regular employees in Japan.

     In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company acquired the remaining 10 percent interest in January 1996. This acquisition has been recorded as a purchase. The purchase cost of this business was approximately $46,000,000. Additionally, in April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent interest in January 1997. This acquisition has been recorded as a purchase with the purchase cost of this business being approximately $4,600,000.

Licensing

End-User Licensing

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

Application Vendor Licensing

     Since its inception, the Company has licensed application vendors to distribute its products. A typical application vendor develops an application product (e.g., an insurance agency management system) using one of the Company's products and then licenses the resultant application software to its customers in the target market. The application vendor customer purchases a license for use of the Company's product to develop an applications program. Depending on the application program developed, it may include a run-only license, a full version license or even multiple product licenses.

     Application vendors develop applications using a wide array of application development tools, including products from the Company, such as INFORMIX-NewEra, INFORMIX-4GL and INFORMIX-SQL, as well as products offered by third parties. Applications developed using the Company's products are generally portable across various brands of computers and different operating systems. The Company believes that this feature is significant to this distribution channel.

     The Company has specialized programs to support the application vendor distribution channel. Under these programs, the Company provides to selected application vendors a combination of marketing development services, consulting and technical marketing support and discounts.

OEM Licensing

     The Company's products are also marketed with the assistance of the sales forces of its OEM customers who have concluded that "solution selling" of a combination of software and hardware to their respective customers enhances the sales of their computer equipment. The Company believes that the compatibility and range of applications for its products is significant to this distribution channel.

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

Product Development

     The computer software industry is highly competitive and rapidly changing. Consequently, the Company dedicates considerable resources to research and development efforts to enhance its existing product lines and to develop new products to meet new market opportunities. Major research and development projects in 1995 included new releases of INFORMIX-NewEra and INFORMIX-OnLine Dynamic Server and the release of INFORMIX-OnLine Extended Parallel Server on a limited basis.

     Most of the Company's current software products and accompanying documentation have been developed internally; however, the Company has acquired certain software products from others and plans to do so again in the future.

     Current product development is focused toward:

          Integration of the Illustra object-relational database technology into the Company's core parallel database technology to provide support for complex data, such as audio, video and images of the type often used in World Wide Web or other Internet-based applications, in a high performance, scalable environment.

          Improvement and enhancement of current products and new products, with particular emphasis on parallel computer architecture, graphical desk top, system administration, application partitioning and mobile capabilities.

          Improvements to the Company's products to provide greater speed and support for larger numbers of concurrent users.

          Adaptation of new products to the broad range of computer brands and operating systems the Company currently supports and adaptation of current products to new brands of computers and operating systems which represent attractive market opportunities for the Company's products.

     There can be no assurance that the Company's product development efforts will be successful or that any new products will achieve significant market acceptance.

     As of December 31, 1995, the Company had 644 regular employees engaged in research and development.

Competition

     The Company faces intense competition in the market for RDBMS software products. Companies in the RDBMS market compete primarily on the basis of price/performance characteristics, name recognition, and technical support, training and consulting services.

     With respect to RDBMS performance, the Company believes that the principal competitive factors include:

           Application development productivity (the speed with which applications can be built).

           Database performance (the speed at which database storage and retrieval functions are executed).

           The ability to support large warehouses of information.

           Reliability, availability and serviceability.

           The distribution of RDBMS software applications and data across networks of computers from multiple suppliers.

           Increasingly, the ability to manage complex data and solve more complex business problems based on such data.

     The Company believes that the technical advantages of its products, its approach to sales and marketing, its relations with application vendors, OEMs and distributors and its customer service and support contribute to its ability to compete favorably in this market.

     The chief competition faced by the Company is currently provided by Oracle Corporation, Sybase, Inc., CA Ingres (a subsidiary of Computer Associates International, Inc.), IBM Corporation, Microsoft Corporation and Red Brick Systems, Inc. and suppliers of third party tools such as Gupta Corporation, Forte Software, Inc. and Dynasty Technologies, Inc. The Company believes that there is a large market for RDBMS software which might attract additional competitors. Additionally, some of the Company's current competitors and many potential competitors have greater financial, technical and marketing resources than the Company.

     To the extent that market acceptance for personal computer oriented technologies increases at the expense of UNIX or other non-PC platforms, this could result in greater price pressure on certain of the Company's database products and services. The availability and market acceptance of Microsoft Corporation's Windows NT operating system may increase the competition faced by the principal operating system platforms on which the Company's products operate and may result in greater price pressure on certain of the Company's database products and services. Also, new or enhanced products introduced by existing or future competitors could have an adverse effect on the Company's business. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If this were to result in significant price declines, the effects of which were not offset by any resulting increases in sales volume of the Company's products or services, the Company's business, results of operations and financial condition would be adversely affected.

Product Protection

     The Company relies on a combination of trade secret, copyright and trademark laws, license agreements and technical measures to protect its rights in its software products. Like many software companies, the Company has no patents to date, although it has applied for four software patents for core technology present in the Company's products, and is proceeding with applications for several other software patents. The Company maintains trademark and service mark registrations in the United States and numerous other foreign jurisdictions.

     The Company's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes either on a single computer at a single site or to a specific number of users at a single site or enterprise wide. The Company also relies on "shrink-wrap" licenses. The Company's "shrink-wrap" license includes a prominently displayed notice informing the end-user that, by opening the product packaging, the end-user agrees to be bound by the Company's license agreement printed on the package. Copyright and trade secret protection for source and object code version of software products may be unavailable in certain foreign countries. In addition, "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions.

     The Company protects the human readable, source code version of its products as a trade secret and an unpublished copyrighted work. The Company has licensed the source code of its products to certain customers under certain circumstances, and for restricted uses. In addition, the Company has entered into source code escrow agreements with a number of its customers that generally require release of source code to the customer in the event there is a bankruptcy or similar proceeding by or against the Company, the Company ceases to do business or the Company ceases to support the product. In the event of a release of the source code to a customer, the customer is required to maintain its confidentiality and, in general, to use the source code solely for internal business purposes or for the purpose of providing maintenance and support to its customers, and, in certain circumstances, to embedding it in customer products.

     The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introduction, frequent product enhancement, name recognition and ongoing product maintenance.

Employees

     As of December 31, 1995, the Company and its subsidiaries had 3,219 regular employees worldwide, including 2,074 in sales, marketing and support; 644 in research and development; 90 in operations and 411 in administration and finance.

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

EXECUTIVE OFFICERS

     Set forth below in alphabetical order are biographical summaries of the current executive officers of the Company.

     Ronald M. Alvarez, 46, rejoined the Company in December 1991 as Director of Latin America Operations. He was promoted to Executive Director, Latin America Operations in March 1993, and to Vice President, Latin America in May 1995. He was appointed to his current position of Vice President, Americas Sales in January 1996. From August 1991 to December 1991, Mr. Alvarez occupied a sales position at MarketMax, a provider of software and data feeds for the financial community. From May 1988 to August 1991, Mr. Alvarez was a District Manager in the Company's U.S. sales organization.

     Richard C. Blass, 41, joined the Company in February 1985 as
Controller and became Vice President, Corporate Controller in February
1988.

     Margaret R. Brauns, 41, became Vice President and Treasurer of the Company in November 1992. Ms. Brauns joined the Company as Treasurer in May 1990. From February 1988 to May 1990, she served as Treasurer at Wyse Technology Incorporated.

     D. Kenneth Coulter, 51, joined the Company in February 1988 as Managing Director, UK. He became Senior Vice President, Europe, Middle East and Africa, in April 1992. From January 1990 to April 1992, Mr. Coulter was Vice President, Europe of the Company. He was named Senior Vice President, International in January 1996.

     Ira H. Dorf, 55, joined the Company as Vice President, Human
Resources in October 1989.

     Howard H. Graham, 48, joined the Company in February 1990 as Vice President, Finance and Chief Financial Officer and became Senior Vice President, Finance and Chief Financial Officer in March 1991.

     James F. Hendrickson, Jr., 56, joined the Company as Vice
President, Customer Services in July 1992. In February 1995, Mr.
Hendrickson assumed the additional responsibility of Lenexa Site
Manager. Prior to joining the Company, Mr. Hendrickson was Senior Vice President of Marketing at Image Business Systems from 1991. From 1988 to 1990, Mr. Hendrickson worked as Executive Vice President of
Development at International Customer Solutions, Inc.

     Stephen E. Hill, 37, joined the Company in December 1985, and has served the Company in a variety of strategic planning, development and marketing positions. Mr. Hill currently serves as Vice President, Advanced Technology.

     Jeffrey V. Hudson, 43, joined the Company in June 1995 as Vice President, Business Development. From December 1993 to January 1995, Mr. Hudson was President and Chief Executive Officer of Visioneer Communications, Inc. From June 1989 to December 1993, he was Vice President, Sales, Marketing and Service for Netframe Systems, Inc.

     Mike Saranga, 58, joined the Company as Senior Vice President, Product Management and Development in May 1993. Prior to joining the Company, Mr. Saranga was employed by IBM for 30 years, most recently as Assistant General Manager of Programming Systems, where Mr. Saranga developed IBM's technical and business strategies for key technologies including client/server, distributed systems and multimedia.

     Steven R. Sommer, 40, joined the Company as Vice President, Marketing in May 1993. Mr. Sommer was employed by Cognos, Inc., an application development tools software company, from February 1990 to March 1993. At Cognos, Inc., Mr. Sommer had responsibility for world-wide marketing as Vice President of Corporate Marketing and Vice President of Marketing Operations.

     David H. Stanley, 49, joined the Company as Vice President, Legal, General Counsel and Assistant Secretary in July 1988. In August 1990, Mr. Stanley was elected to the additional office of Secretary. In March 1995, Mr. Stanley assumed the additional responsibility for corporate services and became Vice President, Legal and Corporate Services, General Counsel and Secretary.

     Michael R. Stonebraker, 52, joined the Company as Vice President and Chief Technology Officer in February 1996. Dr. Stonebraker cofounded Illustra Information Technologies, Inc. ("Illustra"), a supplier of object-relational database management systems, in July 1992, and served in a consulting capacity with Illustra as Chief Technology Officer until February 1996. Dr. Stonebraker is professor emeritus of Electrical Engineering and Computer Sciences at the University of California, Berkeley, where he joined the faculty in 1971.

     Phillip E. White, 53, has been the Company's Chief Executive Officer and a director since January 1989. He has held the additional office of President since August 1990 and of Chairman since December 1992. Mr. White also serves as a director of Adaptec, Inc., a computer input/output technology company, and of Legato Systems, a manufacturer and developer of network storage management software products.

     Richard H. Williams, 52, joined the Company as Senior Vice President in February 1996. Prior to joining the Company, Mr. Williams had been the President, Chief Executive Officer and a director of Illustra since December 1993. Mr. Williams was Executive Vice President of Sales for Novell, Inc., a computer software company ("Novell"), and General Manager of Novell's Digital Research Systems Group from 1991 to 1992. From 1987 to 1991, Mr. Williams served as President and Chief Executive Officer of Digital Research, Inc., a computer software company, which merged with a wholly-owned subsidiary of Novell in 1991. Mr. Williams retired upon completion of the integration of Digital Research, Inc. into Novell in 1992 and remained in retirement until he joined Illustra in December 1993.

     Edwin C. Winder, 46, joined the Company in February 1990. Since joining the Company, Mr. Winder has held a variety of executive positions in sales, marketing and customer service. He is currently the Company's Senior Vice President, Japan Operations.

______________

Distributed Relational Database Architecture, Microsoft, Motif, UNIX, Windows and Windows/NT are trademarks of their respective owners. All other names indicated by (R) or (TM) are trademarks of the Company.

ITEM 2.     PROPERTIES

     The Company's headquarters and its marketing, finance, Americas sales, administration, customer service and research and development operations are located in five modern buildings in a seven building office park in Menlo Park, California, approximately 30 miles south of San Francisco. The Company leases approximately 214,000 square feet of space in these buildings. The leases for spaces in three of the buildings expire in March 1998. The Company has options to renew each lease for up to two additional five year terms at 95% of the then fair rental value. The leases for space in the other two buildings expire in September 2001.

     Some of the research and development for the Company's tools products, a portion of the Company's customer service organization, the Company's principal manufacturing facility and the Company's telemarketing organization are located in two modern buildings aggregating approximately 135,000 square feet in Lenexa, Kansas, a suburb of Kansas City. The buildings are owned by a partnership, of which the Company is a 50% partner, and leased by the partnership to the Company under a lease with an initial ten-year term that expires in March 1998. There are two five-year renewal options. Rental under this lease remains fixed through 1998, and then adjusts to prevailing rates for the renewal terms.

     The Company also leases office space in approximately 47 facilities in the United States and Canada and approximately 60 facilities internationally.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate the expansion of the Company's operations.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

Market Information

     The Company's common stock has been traded on the over-the-counter market under the NASDAQ symbol IFMX since the Company's initial public offering on September 24, 1986. The following table sets forth the range of high and low closing prices as reported on the NASDAQ National Market System for the periods indicated.

                  High      Low
Fiscal 1994*
First Quarter     $12.06    $8.00
Second Quarter     11.06     7.25
Third Quarter      13.88     7.94
Fourth Quarter     16.06    11.88

Fiscal 1995*
First Quarter      19.63    14.63
Second Quarter     25.94    17.06
Third Quarter      34.00    25.25
Fourth Quarter     33.00    24.13

______________
* The prices shown prior to June 26, 1995 reflect a two-for-one stock split effected in the form of a stock dividend as of that date.

Common Stockholders of Record and Dividends

     At December 31, 1995, there were approximately 1,763 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has never paid dividends on its common stock and its present policy is to retain its earnings to finance anticipated future growth.

ITEM 6.     SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW



Five-Year Summary

(in thousands, except per-share data)   1995         1994         1993         1992 (1)     1991
Net Revenues                            $708,985     $468,697     $352,915     $283,594     $179,811
Net Income                               105,333       66,196       56,115       47,782       12,610
Net Income per Share (2)                    0.76         0.49         0.42         0.38         0.10
Total Assets                             674,416      444,410      326,633      231,459      132,924
Long-Term Obligations                      1,313          522          451        1,797       25,383

The Company has not paid and does not anticipate paying cash dividends on its common stock.

(1) In 1991, the Company was selected to provide the database component of a decision-support system for the Army National Guard and Army Reserves. In 1992, the Company received $26.8 million for license fees and support as part of this Reserve Component Automation System
(RCAS) contract and recorded $21.8 million as license revenue and incurred $3.2 million in operating expenses in 1992. The remaining $5.0 million of service revenue was recognized over the support period.

(2) Per-share information applicable to prior periods has been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective June 26, 1995.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Selected elements of Informix's financial statements are shown below for the last three years as a percentage of revenue and as a percentage change from year to year.


                                                              % Increase (Decrease)
                                  Percent of Net Revenue       1995       1994
                                 Years Ended December 31,     Compared   Compared
                                 1995     1994     1993        to 1994    to 1993
Licenses                          76%      78%      81%        47%        28%
Services                          24       22       19         65         53
Net revenues                     100      100      100         51         33
Cost and Expenses:
  Cost of software distribution    5        5        6         53         23
  Cost of services                13       10        9         94         40
  Sales and marketing             42       43       39         47         46
  Research and development        11       13       12         31         39
  General and administrative       7        7       10         42          4
    Total costs and expenses      78       78       76         50         37

Operating income                  22       22       24         55         20
Net income                        15%      14%      16%        59%        18%


     Informix's operating margins have exceeded or equaled 20 percent over the last several years. However, Informix's expenses are relatively fixed in the near term and unexpected variances in planned revenues, which are difficult to forecast, can result in variations in operating margins and cost ratios. In the fourth quarter of 1995, Informix acquired Stanford Technology Group (STG), a company that develops and sells on-line analytical processing (OLAP) technology, in exchange for approximately 533,000 shares of its common stock in a pooling of interests transaction. In February 1996, the Company acquired Illustra Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction will be accounted for as a pooling of interests. Transaction fees of approximately $6 million will be recorded in the first quarter of 1996.

     Informix expects that its operating margins will be affected negatively in 1996 as STG and Illustra are integrated with Informix and the transaction fees for the Illustra acquisition are expensed. Informix is investing in extensive training for sales, marketing, and customer service to educate employees of both the acquired companies and Informix regarding the products of the combined companies and revisions to Informix operations required to integrate the operations of the companies. The Company will be investing in the development of a database management system that will merge technology from both Illustra and Informix. Informix intends to exert marketing efforts to launch this product in 1996. In addition, both STG and Illustra businesses are in developing technology markets. Informix does not expect either business to contribute 20 percent operating margins in 1996. These integration and marketing expenses and the relatively low margins of the acquired companies may adversely affect Informix's ability to achieve quarterly operating margins consistent with recent quarters. Earnings per share may also be diluted as a result of the issuance of Informix common stock in connection with the STG and Illustra acquisitions.

Revenues

     The Company derives revenues principally from licensing its software and providing technical product support and updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenue consists of customer telephone or direct support, update rights for new product versions, consulting, and training fees. The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and application vendors. The Company's revenues have been increasingly derived from sales contracts directly with end users and less from the distributor or OEM sales channels. These end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value. In addition, these revenue contracts have lower associated software distribution and selling costs. From time to time, the Company has recognized substantial net revenue from these large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The Company expects that these sorts of transactions and the resulting fluctuations will continue.

     The increase in service revenue, as a percentage of total revenue, in each of the years presented, was primarily attributable to the continued growth of the installed customer base, the renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue.

     The overall revenue growth in 1995 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology and products. Although the Company expects revenues to grow in 1996, there can be no assurance that quarterly revenue growth rates or geographical growth rates will be comparable with those achieved in 1995. As it has done from time to time in the past, Informix restructured its sales organization effective in the first quarter of 1996. The reorganization includes new management in North America and the integration of Illustra products and personnel.

     The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX(R), Windows(TM), Windows NT(TM) and other open operating environments.

     The Company has also developed and released connectivity products to allow access to other relational databases, both proprietary and open, and access to this data through various protocols such as IBM's DRDA(TM). The industry movement to new, open operating systems like Windows NT, access through low-end desktop machines, and access to data through the Internet may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected.

     The license revenue growth in 1995 and 1994 reflects strong demand for the Company's products, particularly for the Company's flagship database server, INFORMIX-OnLine Dynamic Server(TM). The Company has also started to see revenue growth in the tools area with the introduction of INFORMIX-NewEra(TM), a next-generation client/server application development tool which became available in the second half of 1994. In 1995, the Company introduced, on a limited basis, INFORMIX-OnLine Extended Parallel Server(TM) (XPS), a new high-performance, scalable database server based on the Company's Dynamic Scalable Architecture(TM) (DSA) and also introduced INFORMIX-NewEra 2.0 on the Windows platform. In February 1996, the Company announced the development of an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich data types. This product will incorporate Illustra's object-relational technology into Informix's core database technology. It is scheduled to be commercially available in late 1996 or early 1997.

     Over half of the Company's net revenues are derived from its international operations. In Europe, Asia/Pacific, and Japan, most revenues and expenses are now denominated in local currencies. The U.S. dollar weakened in 1995 and 1994 against the major European and Asia/Pacific currencies, which resulted in higher revenue and expenses recorded when translated into U.S. dollars, compared with the prior year periods. Through 1994, most revenues from Asia/Pacific, Canada, and Latin America were denominated in U.S. dollars. Accordingly, the translation of the revenues for these regions was less impacted by fluctuations in foreign exchange rates. The Company has increased its direct sales presence in Asia/Pacific by opening offices and acquiring its primary software distributors in Malaysia in 1994, and Japan and Korea in early 1995. This increased the proportion of direct sales denominated in local currency in these regions. The Company has also increased its direct presence in Latin America, although a significant percentage of the revenue is still denominated in U.S. dollars. In the future, the Company expects currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

     Approximately 59 percent, 55 percent and 58 percent of Informix's net revenues were derived from sales to foreign customers in 1995, 1994, and 1993, respectively. The increase in foreign revenues in absolute dollars is primarily attributable to the establishment of new subsidiaries and sales offices in Europe, Asia/Pacific, Japan, and Latin America, the acquisition of several foreign distributors, and continued international acceptance for Informix's new and existing technology. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future.

     The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe, and Asia Pacific because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet earned or incurred.

     Informix's distribution markets were reorganized into three general markets at the beginning of the second quarter of 1994: North America; Europe, Middle East, and Africa; and the Intercontinental Group, consisting of Latin America, Japan, and the Asia/Pacific region. These organizations contributed 42 percent, 38 percent and 20 percent of Informix's net revenues, respectively, in 1995, compared to 46 percent, 38 percent, and 16 percent, respectively, in 1994 and 43 percent, 41 percent and 16 percent, respectively, in 1993. Effective January 1, 1996, these sales organizations were reorganized into the following groups: Americas, including the North America and Latin America regions; International, including the Europe, Middle East, Africa, and Asia/Pacific regions; and Japan.

Cost of Software Distribution


(Dollars in Millions)                        1995     Change     1994     Change     1993
Manufactured cost of software distribution   $25.8    53%        $16.9    13%        $14.9
   Percentage of license revenue               5%                  5%                  5%
Amortization of capitalized software         $12.0    53%        $ 7.8    50%        $ 5.2
   Percentage of license revenue               2%                  2%                  2%
Cost of software distribution                $37.8    53%        $24.7    23%        $20.1
   Percentage of license revenue               7%                  7%                  7%


     Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, and third-party royalties; and 2) amortization of previously capitalized software development costs.

     The increase in amortization of capitalized software in absolute dollars in 1995 and 1994 compared to the corresponding prior year periods was due to the release of several database server and application tool products in the latter half of 1994 continuing through 1995. The Company expects that amortization of capitalized software in absolute dollars will continue to increase in the future as new products are released.

     Manufactured cost of software distribution in 1995, as a percentage of license revenues, remained flat compared to 1994 and 1993. The cost of software distribution as a percentage of license revenue may vary depending upon whether the product is reproduced by the Company or by its customers.

Cost of Services


(Dollars in Millions)             1995   Change   1994   Change   1993
Cost of services                  $89.0   94%     $46.0   40%     $32.9
  Percentage of service revenue    51%             44%             48%


     Cost of services consists primarily of customer service, consulting and training expenses. The increase in cost of services in 1995 in absolute dollars and as a percentage of net revenues compared to 1994 is primarily due to the Company's increased expenditures in developing consulting and support services. The decrease in cost of services as a percentage of service revenue in 1994 compared to 1993 is primarily due to higher growth in maintenance revenues, derived from product update rights and technical support, than in maintenance expenses, primarily related to technical customer support. In the future, the Company expects that cost of services as a percentage of net revenues will approximate the rate in 1995.

Sales and Marketing Expenses


(Dollars in Millions)                1995     Change  1994    Change  1993
Sales and marketing                  $294.6   47%     $200.5  46%     $137.7
   Percentage of net revenue           42%            43%               39%


     The increase in sales and marketing expenses, in absolute dollars, in 1995 and 1994 compared to the corresponding prior year periods, is a result of increased sales personnel worldwide as Informix expanded its investment in the worldwide direct sales organizations, opening of new subsidiaries, acquisition of several foreign distributors, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches.

     With the continuing expansion throughout 1996 of worldwide operations, as well as increased sales and marketing expenditures aimed at positioning Informix and its new and existing products in the marketplace, Informix expects that sales and marketing expenses will increase in absolute terms in 1996.


Research and Development Expenses

     Informix accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the prior three years:


(Dollars in Millions)                            1995      Change   1994     Change    1993
Incurred product development costs               $96.8     31%      $74.0    42%       $52.2
Expenditures capitalized                          17.5     29%       13.6    58%         8.6
Research and development expenses                $79.3     31%      $60.4    39%        43.6
Expenditures capitalized as a percent of incurred 18%                18%                17%


     The increase in research and development expenditures in absolute dollars from year to year is attributed to an increase in staff working on new products and product extensions.

     The higher capitalization in absolute dollars of product development expenditures from year to year resulted from an increase in the work involved in projects reaching technological feasibility as they neared their release dates. The Company expects the proportion of work on capitalized projects to remain relatively stable throughout 1996.

     Major new programs currently under development include an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich datatypes; the expansion of the DSA family of servers and connectivity products; and subsequent versions of the Company's graphical, object-oriented tool, INFORMIX-NewEra. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to increase in absolute dollars.

General and Administrative Expenses


(Dollars in Millions)                1995     Change   1994     Change     1993
General and administrative expenses  $49.0    42%      $34.5    4%         $33.2
   Percentage of net revenues          7%                7%                 10%


     General and administrative expenses in 1995 increased in absolute dollars compared to 1994 as a result of the continued expansion in international operations as well as the acquisition of several foreign distributors. The slight increase in absolute dollars from 1993 to 1994 was primarily due to an increase in the costs of supporting Informix's international operations as new subsidiaries and branch offices were established and existing subsidiaries were expanded. Informix will expense approximately $6 million of transaction fees related to the Illustra acquisition in the first quarter of 1996. Informix expects that other 1996 general and administrative expenses as a percentage of net revenues will remain similar to 1995.


Interest Income


(Dollars in Millions)          1995     Change     1994     Change    1993
Interest income                $7.9     106%       $3.8     (2 %)     $3.9
   Percentage of net revenues   1%                  1%                 1%


     The increase in absolute dollars from 1994 to 1995 resulted from higher balances of cash and cash equivalents and short-term investments. Interest income in 1994 remained flat compared with 1993 despite higher cash and investments as Informix invested a large percentage of its cash and investments in lower nominal-yield, tax-exempt securities.

Provision for Income Taxes


(Dollars in Millions)                1995     Change     1994     Change     1993
Provision for income taxes           $60.8    63%        $37.2    18%        $31.6
Effective tax rate                    36.6%               36.0%               36.0%


     Informix's effective tax rates for fiscal years 1995, 1994, and 1993 are less than the combined federal and state statutory rates primarily due to the permanent reinvestment offshore of a portion of the earnings of Informix's lower-taxed Irish operations and the federal research and development tax credit prior to its expiration in 1995. The amount considered permanently invested in the Irish operations may vary from year to year and may affect Informix's effective tax rate.

     Informix anticipates its fiscal 1996 effective tax rate to remain approximately the same as 1995; however, this rate could change based on a change in the geographic mix of Informix's earnings, the amount of permanent reinvestment offshore of a portion of the 1996 earnings of Informix's lower-taxed Irish operations, and the reinstatement of the federal research and development tax credit.


Impact of Inflation

     The effect of inflation on the Company's financial position has not been significant.


Liquidity and Capital Resources


(Dollars in Millions)
                                                1995       1994       1993
Cash, cash equivalents, and investments         $261.9     $196.0     $143.5
Working capital                                  246.3      194.5      156.0
Cash provided by operations                      164.8      114.5       64.8
Cash used in investment activities, excluding
    investments of excess cash                   122.1       51.4       36.7
Cash provided by (used in) financing activities   19.1      (10.8)      (3.5)


     Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented.

     The increase in net cash and cash equivalents provided by operations in 1995 compared with 1994 was primarily attributable to higher income before depreciation and amortization charges. The increase in net cash and cash equivalents provided by operations in 1994 compared with 1993 was due mainly to higher income before depreciation and amortization charges, increased accounts payable and accrued expenses, and the litigation settlement in 1993; all of which were partially offset by an increase in accounts receivable.

     Accounts receivable increased by $63.3 million in 1995 and by $23.2 million in 1994, principally as a result of higher sales, partially offset by strong collections and the use of third-party financing programs. Days sales outstanding was approximately 76 days at the end of the fourth quarter of 1995 compared with 79 days and 97 days at the end of the same periods in 1994 and 1993. Commencing in late 1993, the Company instituted programs to have third-party financial institutions provide financing for extended credit terms instead of such terms being provided by the Company. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs. Although a large portion of the Company's revenues is derived from resellers, the Company's revenues since 1993 have shifted substantially from distributors to direct end users. These end-user sales contracts frequently bear extended payment terms which result in an increase in days sales outstanding ratios unless the contracts are financed. The aforementioned shift in distributor channels is likely to continue as products and markets mature. The Company is using a variety of activities to reduce the days sales outstanding ratio. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters; however, there is no assurance that it will do so.

     Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in 1995 compared with 1994 and 1993 levels. In 1995, 1994, and 1993, the Company acquired $53.0 million, $25.2 million, and $22.1 million, respectively, of capital equipment consisting primarily of computer equipment, computer software, and office equipment. The increase of capital equipment purchases in 1995 and 1994 resulted from the Company's growing employee headcount and the investment in new capital equipment as well as new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions. In 1995, 1994, and 1993, the Company made equity investments of $1.0 million, $1.6 million, and $3.5 million, respectively, in companies of strategic interest to the Company.

     The Company's investments in software costs were previously discussed under "Results of Operations."

     In the third quarter of 1994, the Company acquired two of its distributors, one in Germany and the other in Malaysia. The transactions were accounted for as purchases. The aggregate purchase price of these two distributors were approximately $17.2 million, of which $8.2 million has been allocated to intangible assets acquired.

     In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company acquired the remaining 10 percent interest in January 1996. The acquisition was recorded as a purchase. The purchase price of ASCII's database division was approximately $46.0 million, of which approximately $35.4 million has been allocated to intangible assets acquired.

     In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The acquisition was recorded as a purchase. The initial purchase price of this business was approximately $4.6 million, of which approximately $4.0 million has been allocated to intangible assets acquired.

     The operating results of these distributors subsequent to the acquisition dates, which were not significant in relation to those of Informix, have been included in the consolidated results of operations since their acquisition dates.

     In October 1995, the Company acquired STG, a U.S.-based company that provides on-line analytical processing technology, in exchange for approximately 533,000 shares of its common stock. The transaction has been accounted for as a pooling of interests. However, since the operating results of STG are insignificant to the Company, prior period annual and quarterly results have not been restated for this transaction.

     In February 1996, the Company acquired Illustra, a U.S.-based company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences, and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction will be accounted for as a pooling of interests.

     Net cash and cash equivalents provided by financing activities in 1995 consisted primarily of proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases. Net cash and cash equivalents used in financing activities in 1994 and 1993 included payments on capital leases and repurchases of the Company's common stock, offset by proceeds from the sale of the Company's common stock to employees.

     In 1993 and 1994, the Board of Directors authorized the repurchase of up to 8 million shares of the Company's common stock in the open market. As of December 31, 1995, the Company had repurchased 3,580,000 shares with an aggregate cost of approximately $32.1 million on the open market. During 1994 and 1993, all repurchased shares were re-issued to partially satisfy requirements under Stock Option and Stock Purchase Plans.

     The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through 1996 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.


Business Risks

     Fluctuations in Quarterly Results. The Company's operating results can vary substantially from period to period. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. The Company's operating margins have generally followed a historic pattern, with second half revenues and operating margins being higher than those of the preceding first half. The Company believes that this pattern has been primarily related to customers' capital spending cycles at the end of a calendar year as well as to the Company's selling efforts, influenced by annual sales incentive plans, at the end of the calendar year, which is the end of the Company's fiscal year. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenues is derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company's operating expenses are based on projected annual and quarterly revenue levels, which have been increasing at rates approaching the rate of total revenue growth and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected as the operating expenses are relatively fixed in the short term. Failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firm analysts or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. Further, the Company may not learn of, or be able to confirm, revenue or earnings shortfall until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

     Volatility of Informix Stock Prices. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, change in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Competition. The market for the Company's software products and services is extremely competitive. Some of the Company's current competitors and many potential competitors have greater financial, technical and marketing resources than the Company. To the extent that market acceptance for personal computer oriented technologies increases at the expense of UNIX or other non-PC platforms, this could result in greater price pressure on certain of the Company's database products and services. The availability and market acceptance of Microsoft Corporation's Windows NT operating system may increase the competition faced by the principal operating system platforms on which the Company's products operate and may result in greater price pressure on certain of the Company's database products and services. Also, new or enhanced products introduced by existing or future competitors could have an adverse effect on the Company's business, results of operations and financial condition. Existing and future competition or changes in the Company's product or services pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If this were to result in significant price declines - the effects of which were not offset by any resulting increases in sales volume of the Company's products or services - the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

     Technological Change and New Products. The market for the Company's products and services is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company has experienced product delays in the past and may have delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key factor in determining the success of the Company will continue to be the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard leading application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

     International Operations. Over half of the Company's net revenues are derived from its international operations. The Company's operations and financial result could be significantly affected by factors associated with international operations could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, as well as by other risks associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. There can be no assurance that the Company will not experience fluctuations in international revenues.

     Integration of Acquired Companies. The Company has completed several acquisitions including the database division of ASCII Corporation in Japan; distributors in Germany, Korea and Malaysia; STG and, more recently, Illustra in the United States. The Company may acquire other distributors, companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities that could adversely affect the Company's results of operations and financial condition, or that the Company will obtain the anticipated or desired benefits of such acquisitions.

      Infringement Claims. As the number of software products and software patents in the industry increases, the Company believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position, and cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                                                                December 31,  December 31,
(in thousands, except share and per-share amounts)              1995          1994
ASSETS
Current Assets:
     Cash and cash equivalents                                  $163,260      $131,882
     Short-term investments                                       88,904        59,644
     Accounts receivable, less allowances for doubtful
          accounts of $ 12,710 in 1995 and $6,036 in 1994        182,720       131,548
     Deferred taxes                                               11,704         9,978
     Other current assets                                         25,310        14,964

Total current assets                                             471,898       348,016

Property and Equipment, at cost
     Computer equipment                                          100,166        68,240
     Office equipment and leasehold improvements                  46,997        28,069

                                                                 147,163        96,309
     Less accumulated depreciation and amortization              (69,935)      (52,188)

                                                                  77,228        44,121
Software Costs, less accumulated amortization
     of $18,980 in 1995 and $7,973 in 1994                        36,866        24,681
Deferred taxes                                                    16,248         7,651
Long-term investments                                              9,781         4,477
Intangible assets                                                 40,730         6,089
Other assets                                                      21,665         9,375

Total Assets                                                    $674,416      $444,410


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $28,598       $18,737
     Accrued expenses                                             33,036        27,784
     Accrued employee compensation                                49,911        33,777
     Income tax payable                                           41,221        17,725
     Deferred taxes                                                1,612         1,612
     Deferred revenue                                             62,424        48,580
     Current portion of capital lease obligations                    518           391
     Other current liabilities                                     8,240         4,946

Total current liabilities                                        225,560       153,552

Capital lease obligations, less current portion                      770           343
Other noncurrent liabilities                                         543           179
Deferred taxes                                                    24,488        14,692
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01 per share-                        -             -
          5,000,000 shares authorized, none issued
     Common stock, par value $.01 per share-
          350,000,000 shares authorized, issued 135,328,554
          and 130,947,778 in 1995 and 1994, respectively           1,353         1,310
     Additional paid-in capital                                  182,657       139,242
     Retained earnings                                           241,188       136,025
     Unrealized gain on available-for-sale securities, net of tax  4,064           665
     Foreign currency translation adjustment                      (6,207)       (1,598)

Total stockholders' equity                                       423,055       275,644

Total Liabilities and Stockholders' Equity                      $674,416      $444,410


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME


                                                          Years ended December 31,
(in thousands, except per-share data)                  1995         1994         1993
Net Revenues
     Licenses                                          $535,895     $363,756     $284,338
     Services                                           173,090      104,941       68,577

                                                        708,985      468,697      352,915
Costs and Expenses
     Cost of software distribution                       37,846       24,669       20,077
     Cost of services                                    89,001       45,986       32,944
     Sales and marketing                                294,647      200,538      137,698
     Research and development                            79,273       60,417       43,619
     General and administrative                          48,965       34,526       33,188

                                                        549,732      366,136      267,526
Operating income                                        159,253      102,561       85,389

Interest income                                           7,934        3,847        3,943
Interest expense                                         (1,035)        (380)        (371)
Other expense, net                                          (12)      (2,598)      (1,282)
Income before income taxes                              166,140      103,430       87,679
Income Taxes                                             60,807       37,234       31,564

Net Income                                             $105,333      $66,196      $56,115

Net Income Per Common Share                               $0.76        $0.49       $0. 42

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding:              138,896      134,610      135,202


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
(in thousands)                                                      1995          1994          1993
Operating Activities
Net income                                                          $105,333      $ 66,196      $56,115
Adjustments to reconcile net income to cash and cash
     equivalents provided by operating activities:
     Depreciation and amortization                                    29,031        16,206       11,414
     Amortization of capitalized software                             12,041         7,848        5,220
     Deferred tax expense                                               (593)         (624)       7,164
     Provisions for losses on accounts receivable                      8,377         3,824        1,578
     Foreign currency transaction loss (gain)                         (4,609)       (1,323)       1,444
Changes in operating assets and liabilities:
     Accounts receivable                                             (63,323)      (23,167)     (45,389)
     Other current assets                                             (8,280)       (1,518)      (2,666)
     Accounts payable and accrued expenses                            74,595        35,557       19,952
     Deferred revenue                                                 12,275        11,467        9,942

Net cash and cash equivalents provided by operating activities       164,847       114,466       64,774

Investing Activities
Investments of excess cash:
       Purchases of held-to-maturity securities                     (144,517)     (124,102)     (42,117)
       Purchases of available-for-sale securities                       (425)     (108,846)     (94,790)
       Maturities of held-to-maturity securities                      83,159       106,513       36,929
       Sales of available-for-sale securities                         27,261       138,423       70,437
Increase in strategic investments                                     (1,000)       (1,623)      (3,487)
Purchase of property and equipment                                   (52,992)      (25,247)     (22,071)
Additions to software costs                                          (23,977)      (15,048)      (9,576)
Business combinations, net of cash acquired                          (38,413)       (8,799)           -
Other                                                                 (5,670)         (699)      (1,585)

Net cash and cash equivalents used in investing activities          (156,574)      (39,428)     (66,260)

Financing Activities
Proceeds from issuances of common stock                               20,171         4,611        6,044
Principal payments on capital leases                                  (1,116)       (1,179)      (2,458)
Acquisition of common stock                                                -       (22,139)      (9,999)
Reissuance of treasury stock                                               -          7,915       2,957

Net cash and cash equivalents provided by
  (used in) financing activities                                      19,055        (10,792)     (3,456)
Effect of exchange rate changes on cash and cash equivalents           4,050            307        (526)

Increase (decrease) in cash and cash equivalents                      31,378         64,553      (5,468)
Cash and cash equivalents at beginning of period                     131,882         67,329      72,797

Cash and cash equivalents at end of year                            $163,260       $131,882     $67,329


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Unrealized       Foreign
                                                       Additional                          Gain on          Currency
                                      Common Stock     Paid-in   Treasury Stock   Retained Available-for-   Translation
(in thousands)                        Shares   Amount  Capital   Shares  Amount   Earnings Sale Securities  Adjustment  Totals
Balances at December 31, 1992         125,672  $1,257  $ 98,078  -       $ -      $34,980  $ -              $(1,663)    $132,652
 Exercise of stock options              3,934      39     5,020                                                            5,059
 Sale of stock to employees under
   employee stock purchase plan           132       2       983                                                              985
 Tax benefits related to stock options                   20,500                                                           20,500
 Foreign currency translation adjustment                                                                       (864)        (864)
 Acquisition of treasury stock                                    (980)  (9,999)                                          (9,999)
 Reissuance of treasury stock                                      714    7,568    (4,611)                                 2,957
 Net income                                                                        56,115                                 56,115

Balances at December 31, 1993         129,738   1,298   124,581   (266)  (2,431)   86,484    -              (2,527)      207,405
 Exercise of stock options              1,120      11     3,547                                                            3,558
 Sale of stock to employees under
   employee stock purchase plan            90       1     1,052                                                            1,053
 Tax benefits related to stock options                   10,062                                                           10,062
 Foreign currency translation adjustment                                                                        929          929
 Acquisition of treasury stock                                  (2,600) (22,139)                                         (22,139)
 Reissuance of treasury stock                                    2,866   24,570   (16,655)                                 7,915
 Unrealized gain on available-for-sale
   securities, net of tax                                                                     665                             65
 Net income                                                                        66,196                                 66,196

Balances at December 31, 1994         130,948   1,310   139,242   -      -        136,025     665            (1,598)     275,644
 Exercise of stock options              3,499      35    13,530                                                           13,565
 Sale of stock to employees under
   employee stock purchase plan           349       3     6,603                                                            6,606
 Tax benefits related to stock options                   21,291                                                           21,291
 Acquisition of STG                       533       5     1,991                      (170)                                 1,826
 Foreign currency translation adjustment                                                                     (4,609)      (4,609)
 Unrealized gain on available-for-sale
   securities, net of tax                                                                   3,399                          3,399
 Net income                                                                       105,333                                105,333

Balances at December 31, 1995         135,329  $1,353  $182,657   -     $-       $241,188  $4,064           $(6,207)    $423,055


     See Notes to Consolidated Financial Statements.


Note 1 - Summary of Significant Accounting Policies

Organization and Operations. Informix Corporation ("the Company") is a multinational supplier of high-performance, parallel processing database technology for open systems. The Company's products also include applications development tools for creating client/server production applications, decision-support systems, ad-hoc query interfaces, and software that allows information to be shared transparently from personal computers to mainframes within the corporate computing environment. In addition to software products, the Company offers training, consulting, and post-contract support to its customers. The principal geographic markets for the Company's products are North America, Europe, Asia/Pacific, Japan, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality, and government services sectors.

Use of Estimates. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of Informix Corporation and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.
     For foreign operations with the U.S. dollar as the functional currency, assets and liabilities are remeasured at the year-end exchange rates. Statements of income are remeasured at the average exchange rates during the year. Gains and losses resulting from foreign currency remeasurement are included in other expense, net.
     The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America and Eastern Europe because there are limited forward currency exchange markets in these currencies. Gains and losses associated with exchange rate fluctuations on forward foreign exchange contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the forward foreign exchange contracts are recorded as other expense, net. See Note 3 of Notes to Consolidated Financial Statements.

Revenue Recognition. The Company generally recognizes license revenue from sales of software licenses upon delivery of the software product to a customer. However, for certain computer hardware manufacturers and end-user licensees with amounts payable within twelve months, the Company will recognize revenue at the time the customer makes a contractual commitment for a minimum non-refundable license fee, if such computer hardware manufacturers and end-user licensees meet certain criteria established by the Company. License revenue from resellers (such as distributors and application vendors) and from other computer hardware manufacturers and end users may be recognized at the earlier of either payment of the license fee or the shipment of the software media on a per-unit basis. However, in no case is revenue recognized unless a master or first copy is delivered to the customer.
     Maintenance contracts generally call for the Company to provide technical support and software updates to customers. Maintenance contract revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from license fees and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.
     The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."
     No single customer accounted for 10 percent or more of consolidated revenues in 1995, 1994, or 1993.

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

Software Costs. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. The Company recorded amortization of $12.0 million, $7.8 million, and $5.2 million of software costs in 1995, 1994, and 1993, respectively, in cost of software distribution.

Property and Equipment. Depreciation of property and equipment is calculated using the straight-line method over its estimated useful life, generally the shorter of the lease term or three-to-seven years for financial reporting purposes, and by accelerated methods for tax purposes.

Businesses Acquired. The purchase price of businesses acquired, accounted for as purchased business combinations, is allocated to the tangible and specifically identifiable intangible assets acquired based on their fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date have been five to seven years. The carrying values of goodwill and specified intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. There were no writedowns of intangible assets in 1995, 1994 or 1993. As of December 31, 1995 and 1994, the Company had $48.4 million and $6.6 million of intangible assets, with accumulated amortization of $7.7 million and $0.5 million, respectively, as a result of these acquisitions.

Net Income per Common Share. Net income per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.

Stock Split. All share and per-share amounts for all periods presented have been restated to reflect a two-for-one stock split (effected in the form of the stock dividend) which was effective June 26, 1995.

Concentration of Credit Risk. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Cash, Cash Equivalents, Short-Term Investments, and Long-Term Investments. The Company considers liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company considers investments with an original maturity of more than three months but less than one year to be short-term investments. Investments with an original maturity of more than one year are considered long-term investments. Short-term and long-term investments are carried at either amortized costs or fair value, depending on their classification as held-to-maturity or available-for-sale, respectively. Cash equivalents are carried at amortized cost.
     The Company invests its excess cash in accordance with its short-term and long-term investments policy which is approved by the Board of Directors. The policy authorizes the investment of excess cash in government securities, municipal bonds, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1 (a small portion of the portfolio may consist of commercial paper rated A-2/P-2), and other specific money market instruments of similar liquidity and credit quality. The Company has not experienced any significant losses related to these investments.

Securities Held-to-Maturity and Available-for-Sale. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.
     Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income. There were no material gross realized gains or losses from sales of securities during the year.

Stock Options. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (FAS 123). FAS 123 encourages, but does not require, the recognition of expense for stock-based awards based on their fair value on the date of grant. Upon adoption of FAS 123 on January 1, 1996, the Company will continue to account for all employee-stock-based compensation, including employee stock options, using the "intrinsic value" method under APB 25 rather than the "fair value" approach encouraged by FAS 123. However, as required by FAS 123, the Company will provide proforma disclosures of what net income and net income per share would have been had the new fair value method been used.


Note 2 - Fair Values of Financial Instruments

     Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115).
     The following is a summary of available-for-sale securities and held-to-maturity securities:


December 31, 1995                                       Available-for-sale securities
(Dollars in thousands)                                  Gross       Gross       Estimated
                                                        Unrealized  Unrealized  Fair
                                               Cost     Gains       Losses      Value
U.S. Treasury Securities                       $ 5,608                          $  5,608
Commercial Paper                                51,288    146          (88)       51,346
Municipal Bonds                                 82,096     71         (213)       81,954
Auctioned Preferred Stock                        2,506                  (5)        2,501
      Total Debt Securities                    141,498    217         (306)      141,409
U.S. Equity Securities                           6,110  7,500         (831)       12,779
                                              $147,608  7,717       (1,137)     $154,188

Amounts included in cash and cash equivalents $ 42,724                          $ 42,724
Amounts included in short-term investments      89,072    137         (305)       88,904
Amounts included in long-term investments        9,702     80           (1)        9,781
Amounts included in other assets                 6,110  7,500         (831)       12,779
                                              $147,608  7,717       (1,137)     $154,188



December 31, 1994                                       Held-to-maturity securities
(Dollars in thousands)                                  Gross       Gross       Estimated
                                                        Unrealized  Unrealized  Fair
                                              Cost      Gains       Losses      Value
U.S. Treasury Securities                      $  4,863    4                     $  4,867
Municipal Bonds                                 31,020    2         (119)         30,903
Commercial Paper                                39,602    4                       39,606
                                              $ 75,485   10         (119)       $ 75,376

Amounts included in cash and cash equivalents $ 38,604    3                     $ 38,607
Amounts included in short-term investments      32,404    5         (119)         32,290
Amounts included in long-term investments        4,477    2                        4,479
                                              $ 75,485   10         (119)       $ 75,376



December 31, 1994                                         Available-for-sale securities
(Dollars in thousands)                                   Gross       Gross       Estimated
                                                         Unrealized  Unrealized  Fair
                                                Cost     Gains       Losses      Value
U.S. Treasury Securities                        $   356                           $   356
Commercial Paper                                    223                               223
Municipal Bonds                                   6,079                (62)         6,017
Auctioned Preferred Stock                        21,000                            21,000
      Total Debt Securities                      27,658                (62)        27,596
Equity Securities                                 3,000   1,124                     4,124
                                                $30,658   1,124        (62)       $31,720

Amounts included in cash and cash equivalents   $   356                           $   356
Amounts included in short-term investments       27,302                (62)        27,240
Amounts included in intangibles and other assets  3,000   1,124                     4,124
                                               $ 30,658   1,124        (62)       $31,720


     In the fourth quarter of 1995, the Company re-evaluated the initial designation of certain of its investments in debt securities as held-to-maturity based on the Company's current ability and intent to hold such securities to their contractual maturity. As a result, in December 1995, these securities were transferred from held-to-maturity to available-for-sale at their estimated fair value of $125.7 million. The difference between amortized cost of $125.8 million and estimated fair value of these securities at the date of transfer, $0.1 million, was charged to a separate component of stockholders' equity.


Note 3 - Derivative Financial Instruments

          The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. At December 31, 1995 and 1994, the Company had approximately $77.2 million and $94.3 million of forward foreign exchange contracts outstanding, respectively. The table below summarizes by currency the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1995 and December 31, 1994.


FORWARD CONTRACTS
At December 31, 1995  (Dollars in thousands)     Face Value     Unrealized Gain/(Loss)
   Forward currency contracts sold:
     Deutsche Mark                               $25,356        $(14)
     Japanese Yen                                 21,817         (74)
     Spanish Peseta                                6,178          (4)
     French Franc                                  4,807          (7)
     Singapore Dollars                             4,326           6
     Italian Lira                                  2,403           4
     British Pound                                 2,329          22
     Malaysian Ringgit                             2,287          (2)
     Dutch Guilder                                 1,550           1
     Portuguese Escudo                             1,369          (1)
     Austrian Schilling                            1,361           -
     Other                                         3,369          (1)
   Total                                         $77,152         $(70)



At December 31, 1994  (Dollars in thousands)     Face Value     Unrealized Gain/(Loss)
   Forward currency contracts sold:
     Deutsche Mark                               $23,000        $  (394)
     French Franc                                  6,922           (104)
     Japanese Yen                                  4,182             14
     British Pound                                 3,696            (46)
     Spanish Peseta                                3,147            (68)
     Italian Lira                                  2,999             (4)
     Singapore Dollar                              2,144            (13)
     Other                                         6,176            (92)
                                                  52,266           (707)
   Forward currency contracts purchased:
     Japanese Yen                                 42,009           (485)
   Total                                         $94,275        $(1,192)


     Other than the use of forward foreign exchange contracts as discussed immediately above, the Company does not currently invest in or hold any other financial instruments defined as derivative financial instruments by FAS 119.


Note 4 - Employee Stock Option and Purchase Plans

     Under the Company's 1986 Employee Stock Option Plan, options are granted at fair market value on the date of the grant. Options are generally exercisable in cumulative annual installments over three to five years. Payment for shares purchased upon exercise of options may be by cash or, with Board approval, by full recourse promissory note or by exchange of shares of the Company's common stock at fair market value on the exercise date. Options expire 10 years after the date of grant. At December 31, 1995, 40,800,000 shares were authorized for issuance under the Plan.
     Additionally, 1,600,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors.
     In April 1994, the Company adopted the 1994 Stock Option and Award Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. At December 31, 1995, 8,000,000 shares were authorized under this Plan.
     Following is a summary of activity for all stock option plans for the three years ended December 31, 1995:


                                            Number         Options
                                            of Shares      Price per Share
Outstanding at December 31, 1992            16,650,748     $0.13     to    $ 8.07
Options granted                              4,567,800      7.13     to     13.13
Options exercised                           (4,386,334)     0.17     to      7.32
Options canceled                            (1,405,640)     0.42     to      8.63

Outstanding at December 31, 1993            15,426,574     $0.13     to    $13.13
Options granted                              2,695,900      7.38     to     14.44
Options exercised                           (3,579,546)     0.39     to     12.75
Options canceled                              (940,750)     0.39     to     11.88

Outstanding at December 31, 1994            13,602,178     $0.13     to    $14.44
Options granted and assumed                  3,970,627      1.78     to     34.00
Options exercised                           (3,499,885)     0.44     to     13.88
Options canceled                              (726,651)     0.75     to     32.75

Outstanding at December 31, 1995            13,346,269     $0.13     to    $34.00
Available for grant at December 31, 1995     6,069,446


     In connection with all stock option plans, 19,415,715 shares of common stock were reserved for issuance as of December 31, 1995. At December 31, 1995 and 1994, options exercisable were 4,898,537 and 4,684,724, respectively.
     The Company also has a qualified Employee Stock Purchase Plan under which 7,600,000 shares of common stock in the aggregate have been authorized for issuance. Under the terms of the Plan, employees may contribute via payroll deductions up to 10 percent of their base pay and purchase up to 500 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees may elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees may elect to reduce the rate of contribution one time in each quarter. The price at which employees may purchase shares is 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1995, 1994, and 1993 the Company issued
347,743 shares, 484,756 shares, and 395,102 shares, respectively, under this Plan. In connection with the Employee Stock Purchase Plan, 1,266,715 shares were reserved for issuance as of December 31, 1995.
     The Board of Directors has authorized the purchase of up to 8 million shares of the Company's common stock in the open market to satisfy requirements under Stock Option and Stock Purchase Plans, of which 4,420,000 shares are still available for repurchase as of that date.


Note 5 - 401(k) Plan

     The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit ($9,240 for 1995). In 1995, the Company matched 50 percent of each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1995, 1994, and 1993 were $2.5 million, $1.4 million, and $0.8 million, respectively.


Note 6 - Leases

     The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:


(in thousands)                  December 31, 1995   December 31, 1994
Computer equipment (at cost)    $7,362              $7,701
Office equipment                 1,380               1,438

                                 8,742               9,139
Less: accumulated amortization   7,297               8,450

                                $1,445              $  689


     Amortization with respect to leased equipment is included in depreciation expense.
     During 1995 and 1994, the Company financed approximately $1,677,000 and $381,000, respectively, of equipment purchases under capital lease arrangements.
     The Company leases certain of its office facilities and equipment under non-cancelable operating leases.
     Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1995, are as follows:


Year Ending December 31                  Capital      Non-Cancelable
(in thousands)                           Leases       Operating Leases
1996                                     $  721       $17,674
1997                                        448        13,571
1998                                        270         7,634
1999                                          -         4,769
2000                                          -         3,556
Thereafter                                    -         2,254
Total payments                            1,439       $49,458
Less: amount representing interest          151
Present value of minimum lease payments   1,288
Less current portion                        518
                                         $  770

     Total rent expense aggregated $19.2 million, $17.1 million, and $14.4 million in 1995, 1994, and 1993, respectively.


Note 7 - Geographic Information

     Net revenues, operating income (loss), and identifiable assets for the Company's U.S., European, Asia/Pacific and other foreign operations are summarized below by year:



(in thousands)          United States European     Asia/Pacific  Other       Eliminations  Total
1995:
Net revenues             $392,542     $274,739     $84,700       $39,550     $(82,546)     $708,985
Operating income (loss)    84,233       74,204      (2,295)        4,514       (1,403)      159,253
Identifiable assets       604,236      227,058      85,712        29,445     (272,035)      674,416
1994:
Net revenues              303,611     $172,947     $17,965       $17,889     $(43,715)     $468,697
Operating income (loss)    78,620       39,013     (11,594)       (1,177)      (2,301)      102,561
Identifiable assets       382,650      109,939      21,145        14,908      (84,232)      444,410

1993:
Net revenues             $257,439     $137,404     $ 5,208       $ 6,195     $(53,331)     $352,915
Operating income (loss)    92,987       11,192      (9,244)       (1,413)      (8,133)       85,389
Identifiable assets       287,538       74,004       6,723         6,632      (48,264)      326,633


     Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, which in general are in accordance with the rules and regulations of the respective governing tax authorities.
     Export revenues consisting of sales from the Company's U.S. operating subsidiary to non-affiliated customers were as follows:


(in thousands)        1995        1994        1993
Asia/Pacific          $ 7,887     $32,820     $35,598
Other                  14,334      15,256      19,703

Total                 $22,221     $48,076     $55,301


Note 8- - Income Taxes

     The provision for income taxes applicable to income before income taxes consists of the following:


(in thousands)        1995        1994        1993
Currently payable:
Federal               $43,286     $27,150     $14,949
State                   6,999       4,548       3,349
Foreign                13,181       6,160       6,102

                       63,466      37,858      24,400
Deferred:
Federal                 5,376       2,855       5,704
State                   1,075         675       2,098
Foreign                (9,110)     (4,154)       (638)

                       (2,659)       (624)      7,164

                      $60,807     $37,234     $31,564


     In 1995, 1994 and 1993, the Company recognized tax benefits related to stock option plans of $21.3 million, $10.1 million and $20.5 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.

     Income before income taxes consists of the following:


(in thousands)    1995          1994          1993
Domestic          $132,468      $ 92,661      $69,155
Foreign             33,672        10,769       18,524

                  $166,140      $103,430      $87,679

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:


                                                      1995                1994                1993
(in thousands)                                   Amount   Percent    Amount   Percent    Amount   Percent
Computed tax at federal statutory rate           $58,149  35.0%      $36,200  35.0%      $30,688  35.0%
Losses which resulted in no current tax
      benefit               -     -                                      908   0.9            -      -
Research and development credits                    (935) (0.6)         (976) (1.0)       (1,273) (1.4)
State income taxes, net of federal tax benefit     5,248   3.2         3,395   3.3         3,540   4.0
Benefit from net earnings of foreign subsidiaries
     considered to be permanently reinvested
     in non-U.S. operations                       (3,000) (1.8)       (2,000) (1.9)         (850) (1.0)
Other, net                                         1,345   0.8          (293) (0.3)         (541) (0.6)

                                                 $60,807  36.6       $37,234  36.0       $31,564  36.0


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:


(in thousands)                                      1995        1994
Deferred Tax Assets:
Reserves and accrued expenses                       $ 6,784     $ 5,645
Deferred revenue                                      3,432       4,016
Foreign net operating loss carryforwards              6,964       2,823
Foreign taxes in excess of taxes at U.S. rate         3,226       1,107
Other                                                   646         513

Total deferred tax assets                            21,052      14,104
Valuation allowance for deferred tax assets            (908)       (908)

Net deferred tax assets                              20,144      13,196

Deferred Tax Liabilities:
Capitalized software                                 10,329       9,038
Revenue recognition                                   1,612       1,612
Taxes on unremitted foreign earnings                  3,850         850
Valuation of investment portfolio                     2,501         371

Total deferred tax liabilities                       18,292      11,871

Net deferred tax assets                             $ 1,852     $ 1,325


     Cumulative undistributed earnings of the Company's Irish subsidiary for which no U.S. income taxes have been provided aggregated approximately $23.4 million at December 31, 1995. These earnings are considered to be permanently reinvested in non-U.S. operations. Additional taxes of approximately $5.9 million would have to be provided if these earnings were repatriated to the U.S.
     At December 31, 1995 the Company had approximately $20.0 million of foreign net operating loss carryforwards which expire at various dates beginning in 1998. Income taxes paid amounted to $18.6 million, $22.5 million and $7.8 million in 1995, 1994 and 1993, respectively.
     The deferred tax asset valuation allowance increased by $0.9 million in 1994 and decreased $9.9 million in 1993. Approximately $8.9 million of the 1993 valuation allowance decrease of $9.9 million was related to tax carryforwards attributable to stock option deductions and was credited to paid-in capital.


Note 9 - Business Combinations

     In the third quarter of 1994, the Company acquired two of its distributors, one in Germany and the other in Malaysia. The transactions were accounted for as purchases. The aggregate purchase price of these two distributors were approximately $17.2 million, of which $8.2 million has been allocated to intangible assets acquired.
     In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company acquired the remaining 10 percent interest in January 1996. The acquisition was recorded as a purchase. The purchase price of ASCII's database division was approximately $46.0 million, of which approximately $35.4 million has been allocated to intangible assets acquired.
     In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company will acquire the remaining 20 percent by January 1997. The acquisition was recorded as a purchase. The purchase price of this business was approximately $4.6 million, of which approximately $4.0 million has been allocated to intangible assets acquired.
     All intangible assets acquired are amortized over a weighted average life of five to seven years.
     In October 1995, the Company acquired Stanford Technology Group
(STG), a U.S.-based company that provides on-line analytical processing technology, for approximately 533,000 shares of its common stock. The transaction has been accounted for as a pooling of interests. Since the operating results of STG are insignificant to the Company, prior-period annual and quarterly financial statements of the Company have not been restated for this transaction. The Company's results of operations for the year ended December 31, 1995 include the results of operations of STG for such year, all of which were recorded in the fourth quarter, the period in which the transaction was consummated.
     The operating results of these businesses have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.


Note 10 - Litigation

     In the ordinary course of business, various lawsuits and claims are filed against the Company. It is the Company's opinion that the resolution of such litigation will not have a material effect on the Company's financial position, results of operations, or cash flows.


Note 11 - Selected Quarterly Financial Data (Unaudited)


                                         First        Second          Third       Fourth
(in thousands, except per-share data)    Quarter      Quarter         Quarter     Quarter
1995:
Net revenues                             $147,785     $163,607        $180,523    $217,070
Gross profit                              122,054      134,180         148,710     177,194
Net income                                 19,096       22,122          25,281      38,834
Net income per share                         0.14         0.16            0.18        0.28

1994:
Net revenues                             $ 96,100     $105,686        $116,843    $150,068
Gross profit                               81,375       89,349          98,046     129,272
Net income                                 12,520       13,250          16,590      23,836
Net income per share                         0.09         0.10            0.12        0.18


Note 12 - Subsequent Events

     In February 1996, the Company acquired Illustra Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection the assumption of Illustra's outstanding options. The transaction will be accounted for as a pooling of interests. Transaction fees of approximately $6 million will be recorded in the first quarter of 1996.


INFORMIX CORPORATION


SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


(amounts in thousands)
                                 Balance at  Charged to  Charged to             Balance at
                                 Beginning   Costs and   Other      Deductions  End of
                                 of Period   Expenses    Accounts   (Describe)  Period
                                                         (1)        (2)
Allowance For Doubtful Accounts

Year ended December 31, 1995     $6,036      $8,116      $  261     $1,703      $12,710

Year ended December 31, 1994     $3,181      $1,924      $1,900     $  969      $ 6,036

Year ended December 31, 1993     $3,021      $1,578      $   --     $1,418      $ 3,181


(1)   Charged to net revenues

(2)   Uncollectible accounts written off, net of recoveries




REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors - Informix Corporation

We have audited the accompanying consolidated balance sheets of Informix Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informix Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ ERNST & YOUNG LLP
San Jose, California
January 30, 1996




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual
Stockholders Meeting to be held on May 16, 1996. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 16, 1996.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     Information regarding security ownership is incorporated herein by reference from the section entitled "Stock Ownership of Certain
Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 16, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled "Stock Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 16, 1996.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)1.    Financial Statements

     The following financial statements are filed as a part of this Annual Report:

     Financial Statements Covered by Report of Independent Auditors:

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Financial Statements:
          Balance Sheets at December 31, 1995 and 1994
          Statements of Income for each of the
             three years in the period ended December 31, 1995
          Statements of Stockholders' Equity for each of the three
             years in the period ended December 31, 1995
          Statements of Cash Flows for each of the three years in the period ended December 31, 1995
          Notes to Consolidated Financial Statements (except Note 11)

     Supplementary Financial Data Not Covered By Report of Independent
        Auditors:

          Note 11 of Notes to Consolidated Financial Statements

(a)2.     Financial Statements Schedule

     The following financial statement schedule is filed as a part of this Annual Report:

     Financial Statement Schedule Covered By Report of Independent
        Auditors:

          Schedule as of and for the three years in the period ended
             December 31, 1995, as applicable:

          Schedule II  -  Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.



(a)3.     Exhibits


3.1 (1)    Restated Certificate of Incorporation, as amended.
3.2 (1)    By-Laws, as amended.
4.1 (2)    Amended and Restated Preferred Share Rights Agreement.
10.1 (3)   Form of Indemnity Agreement.
10.2 (4)   Form of Amended Indemnity Agreement.
10.3 (5)   1989 Directors Stock Option Plan.
10.4 (6)   Amendment to the 1989 Directors Stock Option Plan.
11         Statement re Computation of Per Share Earnings.
21         Subsidiaries of the Registrant.
23         Consent of Independent Auditors.
24         Power of Attorney (set forth on signature page).
27         Financial Data Schedules.

_______________


(1) Incorporated by reference to exhibits to the Form 10-Q of Informix Corporation for the fiscal quarter ended
           July 2, 1995

(2) Incorporated by reference to exhibits to the Form 8-A/A Registration Statement filed on August 11, 1995.

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

(5)        Incorporated by reference to exhibits to the Form S-8
           Registration Statement No. 33-31116.

(6)        Incorporated by reference to exhibits to the Form S-8
           Registration Statement No. 33-50608.

(b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.



SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Informix Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                                    INFORMIX CORPORATION

                                    By: /S/ PHILLIP E. WHITE
                                        Phillip E. White,
                                        Chairman, President and
                                        Chief Executive Officer


POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Stanley, Howard H. Graham and Richard C. Blass, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




Signature                 Title                                 Date
/s/ Phillip E. White      Chairman, President, and              March 28, 1996
(Phillip E. White)        Chief Executive Officer
                          (Principal Executive Officer)

/s/ Howard H. Graham      Sr. Vice President, Finance and       March 28, 1996
(Howard H. Graham)        Chief Financial Officer
                          (Principal Financial Officer)

/s/ Albert F. Knorp, Jr.  Director                              March 28, 1996
(Albert F. Knorp, Jr.)

/s/ James L. Koch         Director                              March 28, 1996
(James L. Koch)

/s/ Thomas A. McDonnell   Director                              March 28, 1996
(Thomas A. McDonnell)

/s/ Cyril J. Yansouni     Director                              March 28, 1996
(Cyril J. Yansouni)

/s/ Richard C. Blass      Vice President, Corporate             March 28, 1996
(Richard C. Blass)        Controller
                          (Principal Accounting Officer)
