Form 10-Q
period 1996-03-31
INFORMIX CORP
filed 1996-05-14
CIK 799089

28

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q

(Mark One)
  [ X ]   Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 1996
OR
  [   ]   Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from            to             .

Commission file number 0-15325


                   INFORMIX CORPORATION
      (Exact name of registrant as specified in its charter)

          Delaware                           94-3011736
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


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

At April 26, 1996, 146,720,472 shares of the Registrant's
Common Stock were outstanding.

Total number of pages 20.



FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the section of this Report entitled "Business Risks" and should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.




PART I.  FINANCIAL INFORMATION




INDEX

Part I.    Financial Information
                                                     Page
 Item 1.  Condensed Consolidated Financial
  Statements (Unaudited):

   Condensed Consolidated Statements of Income
   for the three-month periods ended
   March 31, 1996 and April 2, 1995                     3

   Condensed Consolidated Balance Sheets as of
   March 31, 1996 and December 31, 1995                 4

   Condensed Consolidated Statements of Cash
   Flows for the three-month periods ended
   March 31, 1996 and April 2, 1995                     5

   Notes to Condensed Consolidated
   Financial Statements                                 6

 Item 2.   Management's Discussion and Analysis
  of Financial Condition and Results of Operations      8

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K              16

Signature page                                         17



                   INFORMIX CORPORATION
         Condensed Consolidated Statements of Income
            (in thousands, except per share data)
                         (Unaudited)


                                       Three months ended
                                     March 31,      April 2,
                                       1996           1995
                                    ----------    ----------
                                                    (Note)
Net revenues:
  Licenses                           $ 153,726    $ 110,488
  Services                              50,295       37,549
                                     ----------   ----------
                                       204,021      148,037
Costs and expenses:
  Cost of software distribution         10,028        7,893
  Cost of services                      33,409       18,251
  Sales and marketing                   91,143       65,472
  Research and development              25,544       18,754
  General and administrative           14,681       11,341
  Expenses related to Illustra merger    5,914            -
                                     ----------   ----------
                                       180,719      121,711
                                     ----------   ----------
  Operating income                      23,302       26,326

Interest income                          2,250        1,591
Interest expense                          (264)         (64)
Other income/(expense), net                (64)         125
                                     ----------   ----------
  Income before income taxes            25,224       27,978
Income taxes                             9,333       10,332
                                     ----------   ----------
Net income                           $  15,891    $  17,646
                                     ==========   ==========

Net income per share:*               $    0.10    $    0.12

Weighted average number of common
  and common equivalent shares
  outstanding:*                        155,788      146,730


(Note) The unaudited quarterly data presented above applicable to the prior period has been restated to reflect the Company's business combination with Illustra Information
Technologies, Inc. as a pooling-of-interests.

* Share and per-share amounts applicable to the prior periods have been restated to reflect the two-for-one stock split (effected in the form of a stock dividend) which was effective June 26, 1995.

See Notes to Condensed Consolidated Financial Statements.





                   INFORMIX CORPORATION
            Condensed Consolidated Balance Sheets
                       (in thousands)


                                    March 31,   December 31,
                                      1996         1995
                                   -----------  -----------
                                   (Unaudited)     (Note)
ASSETS

Current assets:
  Cash and cash equivalents         $ 137,100     $ 164,305
  Short-term investments              115,376        88,904
  Accounts receivable, net            184,840       185,452
  Deferred taxes                       21,504        21,504
  Other current assets                 27,097        25,924
                                    ----------    ----------
    Total current assets              485,917       486,089

Property and equipment, net            88,551        81,632
Software costs                         39,853        36,866
Deferred taxes                         16,248        16,248
Long-term investments                   1,005         9,781
Intangible assets                      38,731        40,730
Other assets                            6,645        19,800
                                    ----------    ----------
      Total assets                  $ 696,950     $ 691,146
                                    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                  $  26,975     $  29,655
  Accrued expenses                     33,662        34,919
  Accrued employee compensation        39,342        49,911
  Income taxes payable                 41,952        42,833
  Deferred revenue                     71,351        66,681
  Other liabilities                     3,377         9,248
                                    ----------    ----------
    Total current liabilities         216,659       233,247

Deferred taxes                         24,363        24,488
Other liabilities                       2,342         2,846

Stockholders' equity:
  Common stock                          1,487         1,480
  Additional paid-in capital          210,102       204,448
  Retained earnings                   242,688       226,797
  Unrealized gain on available-
    for-sale securities, net of tax     6,410         4,064
  Foreign currency translation
    adjustment                         (7,101)       (6,224)
                                    ----------    ----------
    Total stockholders' equity        453,586       430,565
                                    ----------    ----------
      Total liabilities and
        stockholders' equity        $ 696,950     $ 691,146
                                    ==========    ==========


(Note) Consolidated balance sheet data at December 31, 1995 presented above applicable to the prior period has been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.

See Notes to Condensed Consolidated Financial Statements.






                   INFORMIX CORPORATION
       Condensed Consolidated Statements of Cash Flows
                      (in thousands)
                       (Unaudited)


                                      Three months ended
                                   ------------------------
                                   March 31,      April 2,
                                      1996           1995
                                   ----------    ----------
                                                   (Note)

OPERATING ACTIVITIES
Net income                         $  15,891     $  17,646
Adjustments to reconcile net
  income to net cash and cash
  equivalents provided by
  operating activities:
   Depreciation and
    amortization                       8,798         5,947
   Amortization of capitalized
    software                           3,624         3,080
   Deferred tax expense                 (134)          149
   Provisions for losses on
    accounts receivable                2,350         1,684
   Foreign currency transaction
    (gain) loss                        1,138        (6,473)
   Loss on disposal of property
    and equipment                        713             -
Changes in operating assets
    and liabilities:
     Accounts receivable              (2,464)        9,393
     Other current assets             (1,442)       (2,874)
     Accounts payable and
      accrued expenses               (22,383)       (5,670)
     Deferred revenue                  5,037         4,725
                                   ----------    ----------
Net cash and cash equivalents
  provided by operating
  activities                          11,128        27,607

INVESTING ACTIVITIES
Purchases of held-to-maturity
  securities                               -       (34,755)
Purchases of available-for-sale
  securities                         (55,827)            -
Maturities of held-to-maturity
  securities                               -        21,888
Maturities of available-for-sale
  securities                          38,053        23,690
Purchase of property and
  equipment                          (15,797)       (9,886)
Proceeds from disposal of
  property and equipment               1,064             -
Additions to software costs           (6,742)       (4,695)
Business combinations, net of
  cash acquired                       (1,000)      (32,182)
Other                                 (3,087)       (1,825)
                                   ----------    ----------
Net cash and cash equivalents
  used in investing activities       (43,336)      (37,765)

FINANCING ACTIVITIES
Proceeds from issuance of stock        5,661         4,627
Principal payments on capital
  leases, net                           (207)         (125)
                                   ----------    ----------
Net cash and cash equivalents
  provided by financing
  activities                           5,454         4,502
                                   ----------    ----------
Effect of exchange rate changes
  on cash and cash equivalents          (451)        4,695
                                   ----------    ----------
Decrease in cash and cash
  equivalents                        (27,205)         (961)

Cash and cash equivalents
  at beginning of period             164,305       134,509
                                   ----------    ----------
Cash and cash equivalents at
  end of period                    $ 137,100     $ 133,548
                                   ==========    ==========


(Note) The unaudited quarterly data presented above applicable to the prior period has been restated to reflect the Company's business combination with Illustra Information
Technologies, Inc. as a pooling-of-interests.

See Notes to Condensed Consolidated Financial Statements.


INFORMIX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 1996
(Unaudited)


Note A - Presentation of Interim Financial Statements

   All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

   The unaudited quarterly data presented applicable to prior periods has been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests, which was consummated on February 19, 1996.


Note B - Net Income Per Share

   Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.


Note C - Stockholders' Equity

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1995         147,984,393
Shares issued upon exercises of stock options       604,448
Shares sold under terms of the Employee
  Stock Purchase Plan                                84,101
                                                ------------
Shares outstanding at March 31, 1996            148,672,942
                                                ============


Note D - Business Combinations

   In February 1996, the Company acquired Illustra Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts and operations of Illustra. Related merger and transaction fees of approximately $5.9 million have been recorded in the first quarter of 1996.

   In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company acquired the remaining 10 percent in January 1996. This acquisition has been recorded as a purchase. The purchase price of this business was approximately $46.0 million, of which $35.4 million has been allocated to intangible assets acquired which are being amortized over a weighted average life of seven years. The operating results of this business have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

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

   In October 1995, the Company acquired Stanford Technology Group (STG), a U.S.-based company that provides on-line analytical processing technology, in exchange for approximately 533,000 shares of its common stock. The transaction has been accounted for as a pooling of interests. However, since the operating results of STG were insignificant to the Company, prior period annual and quarterly financial statements of the Company have not been restated for this transaction.

   The operating results of ASCII Corporation, Daou
Corporation and STG have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

   The following table sets forth operating results as a percentage of net revenues for the three-month periods ended March 31, 1996 and April 2, 1995, respectively, and the percent change in the operating results for three-month period ended March 31, 1996 compared to the respective three-month period ended April 2, 1995.


                                                  Period-to-
                                                  Period
                                                  Percent
                                Percent of        Increase
                               Net Revenues      (Decrease)
                            ------------------- ------------
                               Three months     Three months
                                  ended            ended
                            ------------------- ------------
                            March 31,  April 2,   March 31,
                              1996       1995     1996 vs.
                                                  April 2,
                                                    1995
                            --------- --------- ------------


NET REVENUES:
Licenses                         75%      75%        39%
Services                         25%      25%        34%
                                ----     ----
   Total net revenues           100%     100%        38%

COSTS AND EXPENSES:
Cost of software distribution     5%       5%        27%
Cost of services                 16%      12%        83%
Sales and marketing              45%      44%        39%
Research and development         13%      13%        36%
General and administrative        7%       8%        29%
Merger expenses with Illustra     3%       0%        N/A
                                ----     ----
   Total operating expenses      89%      82%        48%
                                ----     ----
OPERATING INCOME                 11%      18%       (11%)

INTEREST INCOME                   1%       1%        41%

INTEREST EXPENSE                  0%       0%        N/A

OTHER INCOME / (EXPENSE), NET     0%       0%        N/A
                                ----     ----
INCOME BEFORE INCOME TAXES       12%      19%       (10%)

INCOME TAXES                      4%       7%       (10%)
                                ----     ----
NET INCOME                        8%      12%       (10%)
                                ====     ====


    Informix's operating income was affected negatively in the first quarter of 1996 as a result of operating expenses growing more rapidly than revenues, primarily in the North America region as Informix continues to invest heavily in personnel in the areas of sales, marketing and customer service; and of integration expenses and fees associated with the acquisitions of Illustra Information Technologies, Inc. (Illustra) and Stanford Technology Group (STG). Informix is investing in extensive training for sales, marketing, and customer service to educate employees of both the acquired companies and Informix regarding the products of the combined companies and revisions to Informix operations required to integrate the operations of the companies. The Company is investing in the development of a database management system, the Informix Universal Server, that will merge technology from both Illustra and Informix. Informix incurred significant marketing expenses in connection with the initial announcement of the Universal Server in the first quarter of 1996 and will continue to heavily market this product in 1996. This product is now scheduled to be commercially available in either late 1996 or early 1997. In addition, both STG and Illustra businesses operate in developing technology markets with relatively low operating margins. These integration and marketing expenses and the relatively low operating margins of the acquired companies have adversely affected Informix's ability to achieve quarterly operating margins consistent with recent quarters. Also, Informix is continuously developing specific market channels and specific products for such channels. In the near term, these development efforts will negatively affect the Company's operating margins.
 .

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

   The overall revenue growth in the first quarter of 1996 compared to the first quarter of 1995 primarily reflects continued strong worldwide acceptance for the Company's new and existing technology and products. Although the Company expects revenues in the aggregate to grow in the remainder of 1996 compared to the first quarter of 1996, there can be no assurance that quarterly revenues growth rates or geographical growth rates will be comparable with those achieved in the first quarter of 1996. As it has done from time to time in the past, Informix restructured its sales organization effective in the first quarter of 1996. The reorganization includes new management in the North America sales organization and the worldwide integration of Illustra products and personnel.

   The increase in service revenue, as a percentage of total revenue, was primarily attributable to the continued growth of the installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue.

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

   The license revenue growth in the first quarter of 1996 compared to the first quarter of 1995 reflects strong demand for the Company's products, particularly for the Company's flagship database server, INFORMIX-OnLine Dynamic Server(TM). In February 1996, the Company announced the development of an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich data types. This product, the Informix Universal Server, will incorporate Illustra's object-relational technology into Informix's core database technology. It is now scheduled to be commercially available in late 1996 or early 1997.

   Over half of the Company's net revenues are derived from its international operations. In Europe, Asia/Pacific, and Japan, most revenues and expenses are now denominated in local currencies. The U.S. dollar strengthened in the first quarter of 1996 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year period. The Company has also increased its direct presence in Latin America, although a significant percentage of the revenue is still denominated in U.S. dollars. In the future, the Company expects currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, to continue. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

   Approximately 61 percent and 60 percent of Informix's net revenues were derived from sales to foreign customers in the first quarters of 1996 and 1995, respectively. The increase in foreign revenues in absolute dollars is primarily attributable to the continued international acceptance for Informix's new and existing technology, the establishment of new subsidiaries and sales offices in Europe, Asia/Pacific, Japan, and Latin America and the acquisition of several foreign distributors. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

   The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe, and Asia Pacific because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet earned or incurred, respectively.


Cost of Software Distribution


(DOLLARS IN MILLIONS)            First    First
                                 Quarter  Quarter Percentage
                                  1996     1995     Change
                                 -------  ------- ----------
Manufactured cost of software
 distribution                     $ 6.4    $ 4.8      33%
  Percentage of license revenue      4%       4%
Amortization of capitalized
 software                         $ 3.6    $ 3.1      16%
  Percentage of license revenue      3%       3%
Cost of software distribution     $10.0    $ 7.9      27%
  Percentage of license revenue      7%       7%


   Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

   Excluding amortization of previously capitalized software development costs, cost of software distribution as a percentage of license revenue remained flat at 4 percent in the first quarter of 1996 compared to the same period in 1995. In the future, the cost of software distribution as a percentage of revenue may vary depending upon whether the product is reproduced by the Company or by customers.

   The increase of amortization of capitalized software in the first quarter of 1996 compared to the first quarter of 1995 is due to the release of several products in the latter half of 1995. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.


Cost of Services

(DOLLARS IN MILLIONS)            First    First
                                 Quarter  Quarter Percentage
                                  1996     1995     Change
                                 -------  ------- ----------
Cost of Services                 $ 33.4   $ 18.3      83%
  Percentage of service revenue     66%      49%

   Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in the first quarter of 1996 in absolute dollars and as a percentage of net revenues compared to the prior year period is primarily due to the Company's increased expenses to expand consulting and support service capabilities. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the first quarter of 1996.


Sales and Marketing Expenses

(DOLLARS IN MILLIONS)            First    First
                                 Quarter  Quarter Percentage
                                  1996     1995     Change
                                 -------  ------- ----------
Sales and marketing expenses     $ 91.1   $ 65.5      39%
  Percentage of net revenue         45%      44%

   The increase in sales and marketing expenses in the first quarter of 1996 in absolute dollars and as a percentage of net revenues compared to the first quarter of 1995 was a result of the addition of sales personnel worldwide as the Company expanded its investment in the worldwide direct sales organizations, opening of new subsidiaries, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches.

     With  the  continuing  expansion  throughout  1996   of
worldwide  operations,  as  well  as  increased  sales   and
marketing expenditures in 1996 aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for the remainder of 1996, as a percentage of net revenues, will be similar to those of the first quarter of 1996. However, sales and marketing expenses as a percentage of net revenues would be higher should there be a shortfall in expected revenues.



Research and Development Expenses

   The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the periods ended March 31, 1996 and April 2, 1995:



(DOLLARS IN MILLIONS)            First    First    Percent-
                                 Quarter  Quarter    age
                                  1996     1995     Change
                                 -------  ------- ----------
Incurred product development
 costs                           $ 31.6   $ 22.7     39%
Expenditures capitalized            6.1      3.9     56%
Research and development
 expenses                        $ 25.5   $ 18.8     36%
Expenditures capitalized as a
 percentage of incurred             19%      17%

   The increase in research and development expenditures in absolute dollars in the first quarter of 1996 was attributed to an increase in staff working on new products and product extensions.

   The proportion of capitalized expenditures as a percentage of total incurred expenses increased in the first quarter of 1996 compared to the first quarter of 1995 as several major projects in development had reached technological feasibility just prior to or during the first quarter of 1996. The Company expects the proportion of work on capitalized projects for the remainder of 1996 to remain relatively stable compared to the first quarter of 1996 as other major new products reach technological feasibility, and capitalization of the related software development costs begins.
   Major new programs currently under development in 1996 include the Informix Universal Server, an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich datatypes, the expansion of the DSA family servers and connectivity products; and subsequent versions of the Company's graphical, object-oriented tool, Informix-NewEra(TM). The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels for the remainder of 1996 to increase in absolute dollars.


General and Administrative Expenses

(DOLLARS IN MILLIONS)            First    First
                                 Quarter  Quarter Percentage
                                  1996     1995     Change
                                 -------  ------- ----------
General and administrative
 expenses                        $ 14.7   $ 11.3      29%
  Percentage of net revenue          7%       8%

   General and administrative expenses increased in absolute dollars in the first quarter of 1996 compared to the same prior year period as a result of the continued expansion in international operations. The Company expects that general and administrative expenses as a percentage of net revenues for the remainder of 1996 will continue at this level.


Merger expenses

   In the first quarter of 1996, the Company had expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests.
These costs consist primarily of investment banking, legal and accounting fees.


Provision for Income Taxes

   The Company's effective tax rate was 37.0 percent of pretax income in the first quarter of 1996 compared to 37.5 percent for the same period in 1995.

   The Company anticipates its fiscal 1996 effective tax rate to be approximately 37.0 percent; however, this rate could change based on a change in the geographic mix of the Company's earnings and the amount of permanent reinvestment offshore of a portion of the 1996 earnings of the Company's lower-taxed Irish operations and the reinstatement of the U.S. federal research and development tax credit.


Impact of Inflation

   The effect of inflation on the Company's financial position has not been significant.


Liquidity and Capital Resources

(in millions of dollars)                    First Quarter
                                            1996     1995
                                           ------   ------
Cash, cash equivalents, and investments    $252.5   $178.6
Working capital                             269.3    165.6
Cash provided by operations                  11.1     27.6
Cash used for investment activities,
  excluding investments of excess cash       25.6     48.6
Cash provided by financing activities         5.5      4.5

   Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented.

   The increase in net cash and cash equivalents provided by operations in the first quarter of 1996 was lower compared to the increase in the same period last year primarily due to a reduction in accounts payable and accruals and an increase in accounts receivable, partially offset by higher depreciation and amortization, and lower foreign currency gains.

   Accounts receivable increased by $2.5 million in the first quarter of 1996 as compared to the fourth quarter of 1995. Days sales outstanding increased from approximately 76 days in the fourth quarter of 1995 to 82 days in the first quarter of 1996. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs. The Company has programs whereby third-party financing institutions provide financing for extended credit terms instead of such financing being provided by the Company. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters.

   Excluding investments of excess cash, net cash and cash equivalents used in investing activities decreased in the first quarter of 1996 compared with the same period in 1995 due to a decrease in corporate acquisition activity (the
Company acquired 90% of the database division of ASCII in the first quarter of 1995). In the first quarters of 1996 and 1995, the Company acquired $15.8 million and $9.9 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first quarter of 1996 resulted from the Company's growing employee headcount, the investment in new equipment as well as new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

   The Company's investments in software costs were previously discussed under "Results of Operations."

   In February 1996, the Company acquired Illustra
Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/ entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction has been accounted for as a pooling of interests. Merger expenses of approximately $5.9 million were recorded in the first quarter of 1996.

   Net cash and cash equivalents provided by financing activities in the first quarter of 1996 and 1995 included proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases.

   In 1993 and 1994, the Board of Directors authorized the repurchase of up to 8 million shares of the Company's common stock in the open market. There were no repurchases during the first quarter of 1996, and through March 31, 1996, the Company had repurchased 3,580,000 shares with an aggregate cost of approximately $32.1 million on the open market.

   The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through the first quarter of 1997 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.


Business Risks

   Fluctuations in Quarterly Results. The Company's operating results can vary substantially from period to period. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter.
The Company's operating margins have generally followed a historic pattern, with second half revenues and operating margins being higher than those of the preceding first half.
The Company believes that this pattern has been primarily related to customers' capital spending cycles at the end of a calendar year as well as to the Company's selling efforts, influenced by annual sales incentive plans, at the end of the calendar year, which is the end of the Company's fiscal year. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenues is derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company's operating expenses are based on projected annual and quarterly revenue levels, which have been increasing at rates approaching the rate of total revenue growth and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected as the operating expenses are relatively fixed in the short term. The Company's revenue generation is also highly dependent on the economic conditions. If the economy were to slow down, existing and potential customers might delay the purchase of the Company's products, which would negatively affect the Company's revenue. Failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firm analysts or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock.
Further, the Company may not learn of, or be able to confirm, revenue or earnings shortfall until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

   Integration of Acquired Companies. The Company has completed several acquisitions during the last eighteen months, including the database division of ASCII Corporation in Japan; distributors in Germany, Korea and Malaysia; STG and, most recently, Illustra in the United States. The
Company may acquire other distributors, companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities that could adversely affect the Company's results of operations and financial condition, or that the Company will obtain the anticipated or desired benefits of such acquisitions.

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




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

    Exhibit 11.1 - Statement Regarding Computation of
                   Earnings Per Share

    Exhibit 27 - Financial Data Schedule.

B)  Reports on Form 8-K.

   The Company filed a Report on Form 8-K on February 7,
1996 reporting under Item 5 the execution of a definitive agreement for the Company's acquisition of Illustra. This
Report included unaudited Pro Forma Combined Condensed
Financial Statements assuming a business combination between the Company and Illustra accounted for on a pooling-of-interests basis.


   The Company filed a Report on Form 8-K on March 1, 1996 reporting under Item 2 the completion of the Company's acquisition of Illustra effective February 16, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION






Dated: May 14, 1996

                                /s/ Howard H. Graham
                            ------------------------------
                                  Howard H. Graham
                            Senior Vice President, Finance
                              and Chief Financial Officer






                            EXHIBIT INDEX


Exhibit             Exhibit Title                     Page
Number
- ---------           ----------------------------     ------

  11.1              Statement re Computation of
                    Earnings per Share                19

  27                Financial Data Schedule           20



