Form 10-Q
period 1996-09-29
INFORMIX CORP
filed 1996-11-13
CIK 799089

28

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q

(Mark One)
  [ X ]   Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period ended September 29, 1996
OR
  [   ]   Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from            to             .

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

At September 29, 1996, 150,061,020 shares of the
Registrant's Common Stock were outstanding.

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
  Statements (Unaudited):

   Condensed Consolidated Statements of Income
   for the three-month and nine-month periods
   ended September 29, 1996 and October 1, 1995        3

   Condensed Consolidated Balance Sheets as of
   September 29, 1996 and December 31, 1995            4

   Condensed Consolidated Statements of Cash
   Flows for the nine-month periods ended
   September 29, 1996 and October 1, 1995              5

   Notes to Condensed Consolidated
   Financial Statements                                6

 Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations     7

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K             17

Signature page                                        18



                   INFORMIX CORPORATION
         Condensed Consolidated Statements of Income
            (in thousands, except per share data)
                         (Unaudited)


                   Three months ended     Nine months ended
                   Sept. 29,  Oct. 1,    Sept. 29,  Oct. 1,
                      1996      1995        1996     1995
                   --------- ---------   --------- ---------
                              (Note)                (Note)
Net revenues:
  Licenses         $179,617  $137,443    $501,223  $371,399
  Services           58,563    45,258     167,260   123,407
                   --------- ---------   --------- ---------
                    238,180   182,701     668,483   494,806
Costs and expenses:
  Cost of software
   distribution      13,254     9,040      35,594    25,147
  Cost of services   35,923    23,478     104,828    63,541
  Sales and
   marketing        104,222    78,748     295,085   215,274
  Research and
   development       32,122    22,820      87,538    62,032
  General and
   administrative    16,776    12,325      47,659    36,028
  Expenses related
   to Illustra
   merger                 -         -       5,914         -
                   --------- ---------   --------- ---------
                    202,297   146,411     576,618   402,022
                   --------- ---------   --------- ---------
  Operating income   35,883    36,290      91,865    92,784

Interest income       2,436     2,302       6,671     5,748
Interest expense       (856)     (348)     (1,882)     (604)
Other income/
  (expense),net         985      (352)      1,346       (56)
                   --------- ---------   --------- ---------
  Income before
   income taxes      38,448    37,892      98,000    97,872
Income taxes         12,267    13,996      34,300    36,146
                   --------- ---------   --------- ---------
Net income         $ 26,181  $ 23,896    $ 63,700  $ 61,726
                   ========= =========   ========= =========

Net income
  per share        $   0.17  $   0.16    $   0.41  $   0.41
                   ========= =========   ========= =========
Weighted average
  number of common
  and common
  equivalent shares
  outstanding  :    155,596   151,677     155,477   150,041


(Note) The unaudited quarterly data presented above applicable to the prior period has been restated to reflect the Company's business combination with Illustra Information
Technologies, Inc. as a pooling-of-interests.


See Notes to Condensed Consolidated Financial Statements.



                   INFORMIX CORPORATION
            Condensed Consolidated Balance Sheets
                       (in thousands)


                                  September 29, December 31,
                                      1996         1995
                                   ----------   ----------
                                   (Unaudited)    (Note)
ASSETS
Current assets:
  Cash and cash equivalents        $ 143,792    $ 164,305
  Short-term investments             105,919       88,904
  Accounts receivable, net           241,448      185,452
  Deferred taxes                      21,504       21,504
  Other current assets                26,329       25,924
                                   ----------   ----------
    Total current assets             538,992      486,089

Property and equipment, net          149,133       81,632
Software costs, net                   49,747       36,866
Deferred taxes                        16,264       16,248
Long-term investments                  4,197        9,781
Intangible assets                     35,063       40,730
Other assets                          36,150       19,800
                                   ----------   ----------
      Total assets                 $ 829,546    $ 691,146
                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                 $  38,498    $  29,655
  Accrued expenses                    50,258       34,919
  Accrued employee compensation       66,418       49,911
  Income taxes payable                58,938       42,833
  Deferred revenue                    73,812       66,681
  Other liabilities                    1,586        9,248
                                   ----------   ----------
    Total current liabilities        289,510      233,247

Deferred taxes                        24,363       24,488
Other liabilities                      1,878        2,846

Stockholders' equity:
  Common stock                         1,501        1,480
  Additional paid-in capital         220,998      204,448
  Retained earnings                  288,687      226,797
  Unrealized gain on available-for-
    sale securities, net of tax        9,797        4,064
  Foreign currency translation
    adjustment                        (7,188)      (6,224)
                                   ----------   ----------
    Total stockholders' equity       513,795      430,565
                                   ----------   ----------
      Total liabilities and
        stockholders' equity       $ 829,546    $ 691,146
                                   ==========   ==========


(Note) Consolidated balance sheet data at December 31, 1995 presented above has been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.


See Notes to Condensed Consolidated Financial Statements.



                   INFORMIX CORPORATION
       Condensed Consolidated Statements of Cash Flows
                      (in thousands)
                       (Unaudited)


                                      Nine months ended
                                   ------------------------
                                   September 29,  October 1,
                                      1996          1995
                                   ------------- ----------
                                                   (Note)

OPERATING ACTIVITIES
Net income                         $  63,700     $  61,726
Adjustments to reconcile net
  income to net cash and cash
  equivalents provided by
  operating activities:
   Depreciation and
    amortization                      31,954        20,824
   Amortization of capitalized
    software                          10,802         8,465
   Provisions for losses on
    accounts receivable               11,001         4,768
   Foreign currency transaction
    gain                              (2,805)       (3,688)
   Gain on sales of strategic
    investments                       (1,867)            -
   Loss on disposal of property
    and equipment                      1,139             -
Changes in operating assets
    and liabilities:
     Accounts receivable             (68,165)      (47,984)
     Other current assets               (706)       (7,984)
     Accounts payable and
      accrued expenses                44,828        45,047
     Deferred revenue                  7,510        17,421
                                   ----------    ----------
Net cash and cash equivalents
  provided by operating
  activities                          97,391        98,595

INVESTING ACTIVITIES
Purchases of held-to-maturity
  securities                               -      (124,204)
Purchases of available-for-sale
  securities                        (123,160)       (4,067)
Maturities of held-to-maturity
  securities                               -        64,273
Maturities of available-for-sale
  securities                          86,217         6,104
Proceeds from sales of available-
  for-sale securities                 25,703        26,690
Purchases of strategic investments    (3,750)            -
Proceeds from sales of strategic
  investments                          5,085             -
Purchases of property and
  equipment                          (96,116)      (37,568)
Proceeds from disposal of
  property and equipment               1,821             -
Additions to software costs          (21,138)      (18,599)
Business combinations, net of
  cash acquired                       (1,840)      (41,709)
Other                                 (9,729)       (3,097)
                                   ----------    ----------
Net cash and cash equivalents
  used in investing activities      (136,907)     (132,177)

FINANCING ACTIVITIES
Proceeds from issuance of
  stock, net                          14,761        24,382
Principal payments on debt and
  capital leases                        (749)         (816)
                                   ----------    ----------
Net cash and cash equivalents
  provided by financing
  activities                          14,012        23,566
                                   ----------    ----------
Effect of exchange rate changes
  on cash and cash equivalents         4,991         4,364
                                   ----------    ----------
Decrease in cash and
  cash equivalents                   (20,513)       (5,652)

Cash and cash equivalents
  at beginning of period             164,305       132,283
                                   ----------    ----------
Cash and cash equivalents at
  end of period                    $ 143,792     $ 126,631
                                   ==========    ==========


(Note) The unaudited quarterly data presented above applicable to the prior period has been restated to reflect the Company's business combination with Illustra Information
Technologies, Inc. as a pooling-of-interests.

See Notes to Condensed Consolidated Financial Statements.


INFORMIX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 29, 1996
(Unaudited)


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

   The unaudited quarterly data presented applicable to prior periods has been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests, which was consummated on February 16, 1996.


Note B - Net Income Per Share

   Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.


Note C - Business Combinations

   In February 1996, the Company acquired Illustra Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding stock options. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts and operations of Illustra. Separate operating results of Informix and Illustra for the three and nine months ended October 1, 1995 were as follows:

                     Three Months Ended   Nine Months Ended
                      October 1, 1995      October 1, 1995
                     ------------------   ------------------
Net revenues:
   Informix             $ 180,523            $ 491,915
   Illustra                 2,178                2,891
                        ----------           ----------
   Combined             $ 182,701            $ 494,806
                        ==========           ==========

Net income (loss):
   Informix             $  25,281            $  66,499
   Illustra                (1,385)              (4,773)
                        ----------           ----------
   Combined             $  23,896            $  61,726
                        ==========           ==========

   Related merger and transaction fees of approximately $5.9 million were recorded in the first quarter of 1996.

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






Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of net revenues for the three- and nine-month periods ended September 29, 1996 and October 1, 1995, respectively.

                          Percent of Net Revenues
                          -----------------------
                   Three months ended     Nine months ended
                   Sept 29,   Oct  1,    Sept 29,   Oct  1,
                      1996     1995         1996     1995
                   --------- ---------   --------- ---------
NET REVENUES:
Licenses               75%      75%          75%      75%
Services               25%      25%          25%      25%
                   --------- ---------   --------- ---------
 Total net revenues   100%     100%         100%     100%

COSTS AND EXPENSES:
Cost of software
  distribution          6%       5%           5%       5%
Cost of services       15%      13%          16%      13%
Sales and
  marketing            44%      43%          44%      44%
Research and
  development          13%      12%          13%      13%
General and
  administrative        7%       7%           7%       6%
Expenses related
  to Illustra
  merger                0%       0%           1%       0%
                   --------- ---------   --------- ---------
 Total operating
   expenses            85%      80%          86%      81%
                   --------- ---------   --------- ---------
OPERATING INCOME       15%      20%          14%      19%

INTEREST INCOME         1%       1%           1%       1%

INTEREST EXPENSE        0%       0%           0%       0%

OTHER INCOME/
  (EXPENSE),NET         0%       0%           0%       0%
                   --------- ---------   --------- ---------
INCOME BEFORE
  INCOME TAXES         16%      21%          15%      20%

INCOME TAXES            5%       8%           5%       8%
                   --------- ---------   --------- ---------
NET INCOME             11%      13%          10%      12%
                   ========= =========   ========= =========


The following table sets forth the percentage change in the operating results for the three- and nine-month periods ended September 29, 1996 compared to the respective three- and nine-month periods ended October 1, 1995.

                            Period-to-Period Percent
                               Increase (Decrease)
                     ---------------------------------------
                     Three months ended   Nine months ended
                     Sept 29, 1996 vs.    Sept 29, 1996 vs.
                        Oct 1, 1995          Oct 1 1995
                     ------------------   ------------------
NET REVENUES:
Licenses                    31%                  35%
Services                    29%                  36%

 Total net revenues         30%                  35%

COSTS AND EXPENSES:
Cost of software
  distribution              47%                  42%
Cost of services            53%                  65%
Sales and
  marketing                 32%                  37%
Research and
  development               41%                  41%
General and
  administrative            36%                  32%
Expenses related
  to Illustra
  merger                    N/A                  N/A

 Total operating
   expenses                 38%                  43%

OPERATING INCOME           (1)%                 (1)%

INTEREST INCOME              6%                  16%

INTEREST EXPENSE           146%                 211%

OTHER INCOME/
  (EXPENSE),NET            N/A                   N/A

INCOME BEFORE
  INCOME TAXES               1%                   0%

INCOME TAXES              (12)%                 (5)%

NET INCOME                  10%                   3%

   Informix's operating income was affected negatively in the third quarter and the first nine months of 1996 as a result of operating expenses growing more rapidly than revenues, primarily in the North America region as Informix continues to invest heavily in personnel in the areas of sales, marketing and customer service, and research and development; and due to integration expenses and fees associated with the acquisitions of Illustra Information Technologies, Inc. (Illustra) and Stanford Technology Group
(STG) as a pooling-of-interests in February 1996 and in October 1995, respectively. Informix is investing in extensive training for sales, marketing, and customer service to educate employees of both the acquired companies and Informix regarding the products of the combined companies and revisions to Informix operations required to integrate the operations of the companies. The Company is investing in the development of a database management system, the Informix Universal Server, that will merge technology from both Illustra and Informix. Informix incurred significant marketing expenses in connection with the initial announcement of the Universal Server in the first quarter of 1996 and will continue to heavily market this product in 1996. This product is now scheduled to be commercially available in either late 1996 or early 1997. In September, 1996, the Company announced it has begun shipments of the INFORMIX-Universal Server developers' release to customers and partners for developing and testing purposes. These integration and marketing expenses and the relatively low operating margins of the acquired companies have adversely affected Informix's ability to achieve quarterly operating margins consistent with 1994 and 1995. Also, Informix is continuously developing specific market channels and specific products for such channels. In the near term, these development efforts will negatively affect the Company's operating margins.

Revenues

(DOLLARS IN MILLIONS)

             Quarter ended           Nine months ended
            ----------------         -----------------
            Sept 29, Oct 1,  Change  Sept 29, Oct 1,  Change
              1996    1995             1996    1995
            -------- ------- ------  -------- ------- ------
License fees $179.6   $137.4   31%    $501.2   $371.4   35%
  Percentage
   of net
   revenues    75%      75%             75%      75%
Services     $ 58.6   $ 45.3   29%    $167.3   $123.4   36%
  Percentage
   of net
   revenues    25%      25%             25%      25%
Net revenues $238.2   $182.7   30%    $668.5   $494.8   35%


   The Company derives revenues principally from licensing its software and providing technical product support and updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenue consists of customer telephone or direct support, update rights for new product versions, consulting, and training fees. The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and application vendors. In the past couple of years, the Company's customer mix was decreasing in the distributor and hardware OEM channels in favor of the end user and application vendor channels. However, this year, the Company expects this trend to shift towards a higher proportion of OEM sales as its strategy is now more focused on partnerships with several hardware vendors in order to utilize their sales forces, obtain access to their installed bases in certain industries and benefit from their consulting and systems integration organizations. The Company has recognized substantial net revenue from large software license agreements. These transactions, which are difficult to predict, have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. The Company expects that these sorts of transactions and the resulting fluctuations will continue. Also, the American Institute of Certified Public Accountants has issued an exposure draft on Software Revenue Recognition that is proposed to supersede the Statement of Position 91-1. It may be adopted and effective for fiscal 1997. The Company is evaluating the exposure draft in relation to its current revenue recognition policy. Certain provisions of the exposure draft differ from the Company's current policy. Adoption of the exposure draft in its final form may significantly affect the revenue recognition practices of Informix and could significantly alter, either favorably or unfavorably, the timing of revenue recorded under the Company's current policies.

   The overall revenue growth in the third quarter and the first nine months of 1996 compared to the corresponding periods in 1995 primarily reflects continued acceptance of the Company's server products. While server products revenue has grown rapidly over the last three quarters, tool products revenue has decreased. The Company expects this trend to continue for the last quarter of 1996 and through 1997. Also, there can be no assurance that quarterly revenue growth rates or geographical growth rates in the fourth quarter will be comparable with those achieved in the first nine months of 1996.

   The license revenue growth in the third quarter and the first nine months of 1996 compared to the same periods in 1995 reflects strong demand for the Company's server products, particularly for the Company's flagship database server, INFORMIX-OnLine Dynamic Server(TM). In addition, many Informix partners, including OEM resellers, purchased high volumes of product to resell in anticipation of various upcoming marketing programs. In February 1996, the Company announced the development of an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich data types. This product, the Informix-Universal Server, will incorporate Illustra's object-relational technology into Informix's core database technology. It is now scheduled to be commercially available in late 1996 or early 1997. In late September 1996, the Company began shipment of the Universal Server developers' release to customers and partners to develop and test a range of applications and modules against the Universal Server. If such marketing programs do not meet expectations, Informix's future revenue could be adversely affected. Late in the third quarter of 1996, the Company announced, in conjunction with NetScape Communications Corporation, the INFORMIX Workgroup Solution, a workgroup database solution for intranet and client/server applications. This product is now currently available. During the third quarter of 1996, the Company also announced broader availability of its OnLine Extended Parallel Server to other platforms such as Hewlett Packard, Pyramid Technology and Sun Microsystems.

   The increase in service revenue was primarily attributable to the continued growth of the installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue. As the Company's products become more complex, more support services will be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support.

   The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX, Windows(TM), Windows NT(TM) and other open operating environments.

   The Company has also developed and released connectivity products to allow access to other relational databases, both proprietary and open, and access to data through various protocols such as IBM's DRDA(TM). The industry movement to new, open operating systems like Windows NT, access through low-end desktop machines, and access to data through the Internet may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected.

   Over half of the Company's net revenues are derived from its international operations. In Europe, Asia/Pacific, and Japan, most revenues and expenses are now denominated in local currencies. The U.S. dollar strengthened in the third quarter and the first nine months of 1996 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year periods. The Company has also increased its direct presence in Latin America, although a significant percentage of this region's revenue is still denominated in U.S. dollars. Although the effect was not significant in the first nine months in 1996, the Company has experienced significant currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, and expects such fluctuations may occur in the future. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

   As a percentage of Informix's net revenues, international sales were approximately 55 percent in the third quarters of both 1996 and 1995, and 58 percent in the first nine months of both 1996 and 1995. The increase in foreign revenues in absolute dollars is primarily attributable to the continued international acceptance of Informix's new and existing server products, and the establishment of new subsidiaries and sales offices in Europe, Asia/Pacific, Japan, and Latin America. Over the past few quarters, revenues continued to be stronger in Europe, but weakened in Japan and Mexico. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

   The Company enters into forward foreign exchange contracts primarily to hedge the impact of fluctuations in exchange rates on accounts receivable or accounts payable denominated in foreign currencies until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe, and Asia Pacific because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet earned or incurred, respectively.


Cost of Software Distribution

(DOLLARS IN MILLIONS)


              Quarter ended          Nine months ended
             ----------------        -----------------
             Sept 29, Oct 1,  Change Sept 29, Oct 1,  Change
               1996    1995             1996    1995
             -------- ------- ------ -------- ------- ------
Manufactured
 cost of
 software
 distribution  $ 9.6   $ 6.0    60%    $24.8   $16.6    49%
  Percentage
   of license
   revenue        5%      4%              5%      4%
Amortization
 of capitali-
 zed software  $ 3.7   $ 3.0    23%    $10.8   $ 8.5    27%
  Percentage
   of license
   revenue        2%      2%              2%      2%
Cost of
 software
 distribution  $13.3   $ 9.0    48%    $35.6   $25.1    42%
  Percentage
   of license
   revenue        7%      7%              7%      7%



   Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software that are no longer realizable.

   Excluding amortization of previously capitalized software development costs, cost of software distribution as a percentage of license revenue was 5 percent in the third quarter and the first nine months of 1996 compared 4% in the same periods of 1995. In the future, the cost of software distribution as a percentage of revenue may vary depending upon whether the product is reproduced by the Company or by its customers.

   The increase in amortization of capitalized software in the third quarter and the first nine months of 1996 compared to the same periods in 1995 is due to the release of several products in the latter half of 1995. The absolute value of amortization of capitalized software will vary from quarter to quarter as new products are released and other product development costs become fully amortized.


Cost of Services

(DOLLARS IN MILLIONS)


              Quarter ended          Nine months ended
             ----------------        -----------------
             Sept 29, Oct 1,  Change Sept 29, Oct 1,  Change
               1996    1995             1996    1995
             -------- ------- ------ -------- ------- ------
Cost of
 Services      $35.9   $23.5    53%   $104.8   $63.5    65%
  Percentage
   of service
   revenue       61%     52%             63%     51%


   Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in the third quarter and the first nine months of 1996 in absolute dollars and as a percentage of net revenues compared to the prior year periods is primarily due to the Company's expansion of consulting and support service capabilities as products have become more complex. Due to the increase in support personnel, the Company expects that cost of services as a percentage of net service revenue for the remainder of 1996 will approximate the rate in the first nine months of 1996, and that this rate will fluctuate between the rates experienced in 1995 and 1996. However, there is no assurance that this rate will not increase in the future.


Sales and Marketing Expenses

(DOLLARS IN MILLIONS)


              Quarter ended          Nine months ended
             ----------------        -----------------
             Sept 29, Oct 1,  Change Sept 29, Oct 1,  Change
               1996    1995             1996    1995
             -------- ------- ------ -------- ------- ------
Sales and
 marketing
 expenses     $104.2   $ 78.7   32%   $295.1   $215.3   37%
  Percentage
   of net
   revenue      44%      43%            44%      44%


   The increase in sales and marketing expenses in the third quarter and the first nine months of 1996 in absolute dollars compared to the corresponding periods in 1995 was a result of the addition of sales personnel worldwide as the Company expanded its worldwide direct sales organizations, the opening of new subsidiaries, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches. As a percentage of net revenues, sales and marketing expenses remained at approximately 44% in both 1995 and 1996.

   With the expected continuing expansion throughout 1996 of worldwide operations, as well as increased sales and marketing expenditures aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for the remainder of 1996, as a percentage of net revenues, will be similar to those of the first nine months of 1996. However, sales and marketing expenses as a percentage of net revenues would be higher should there be a shortfall in expected revenues.

   On November 12, 1996, the Company announced that it had promoted K. Coulter to the newly created position of Executive Vice President, Worldwide Sales. In this position, Mr. Coulter will be responsible for sales and field marketing activities worldwide. Mr. Coulter has had a variety of sales positions at Informix for the past eight years, most recently as Senior Vice President, International Sales. The Company believes that having one executive in charge of sales activities worldwide will enable the Company to serve more effectively its global customers and partners.


Research and Development Expenses

   The Company accounts for its product development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the periods ended September 29, 1996 and October 1, 1995:

(DOLLARS IN MILLIONS)


              Quarter ended          Nine months ended
             ----------------        -----------------
             Sept 29, Oct 1,  Change Sept 29, Oct 1,  Change
               1996    1995             1996    1995
             -------- ------- ------ -------- ------- ------
Incurred
 product
 development
 costs         $39.8   $27.6    44%   $108.6   $74.7    45%
Expenditures
  capitalized    7.7     4.8    60%     21.1    12.7    66%
             -------- -------        -------- -------
Research and
  development
  expenses     $32.1   $22.8    41%    $87.5   $62.0    41%
Expenditures
  capitalized
  as a % of
  incurred       19%     17%             19%     17%


   The increase in product development expenditures in absolute dollars in the third quarter and the first nine months of 1996 compared to the corresponding periods in 1995 was attributed to an increase in staff working on new products and product extensions.

   The proportion of capitalized expenditures as a percentage of total incurred expenditures increased in the third quarter of 1996 compared to the third quarter of 1995 as several major projects in development had reached technological feasibility just prior to or during the first nine months of 1996. The Company expects the proportion of work on capitalized projects for the remainder of 1996 to remain relatively stable compared to the first nine months of 1996 as other major new products reach technological feasibility, and capitalization of the related software development costs begins.

   Major new programs currently under development in 1996 include the INFORMIX-Universal Server, an enterprise-capable, fully extensible database management system that can manage all information assets - including numbers, images, maps, sound, video, Web pages, and text, as well as other user-defined rich datatypes, the expansion of the DSA family of servers and connectivity products; and subsequent versions of the Company's graphical, object-oriented tool, INFORMIX-NewEra(TM). The Company believes that product development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to continue to constitute a significant percentage of revenues.


General and Administrative Expenses

(DOLLARS IN MILLIONS)


              Quarter ended          Nine months ended
             ----------------        -----------------
             Sept 29, Oct 1,  Change Sept 29, Oct 1,  Change
               1996    1995             1996    1995
             -------- ------- ------ -------- ------- ------
General and
 adminis-
 trative
 expenses    $ 16.8   $  12.3   36%  $ 47.7   $ 36.0   32%
  Percentage
   of net
   revenue       7%        7%            7%       6%


   General and administrative expenses increased in absolute dollars in the third quarter and the first nine months of 1996 compared to the same prior year periods as a result of the continued expansion in international operations. The Company expects that general and administrative expenses as a percentage of net revenues for the remainder of 1996 will continue at this level.



Merger Expenses

   In the first quarter of 1996, the Company recorded expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.


Provision for Income Taxes

   The Company's effective tax rate in the third quarter of 1996 has been revised to bring the year-to-date tax rate for 1996 down to 35% compared to the rate of 37% recorded in the first nine months of 1995, due to the Company's higher than anticipated proportion of European revenue which benefits from the Company's lower-taxed Irish distributor operations, and the reinstatement of the U.S. federal research and development tax credit. However, this rate could change based on a change in the geographic mix of the Company's earnings and the change in tax laws.



Liquidity and Capital Resources

(DOLLARS IN MILLION)                Nine months ended
                                 -------------------------
                                 Sept 29,         Oct 1,
                                   1996            1995
                                 ---------       ---------
Cash, cash equivalents,
  and investments                 $253.9          $224.2
Working capital                    249.5           197.4
Cash and cash equivalents
  provided by operations            97.4            98.6
Cash and cash equivalents used
  for investment activities,
  excluding investments of
  excess cash                     (127.0)         (101.0)
Cash and cash equivalents
  provided by financing
  activities                        14.0            23.6


   Cash and cash equivalents provided by operations in the first nine months of 1996 were slightly lower compared to the same period last year; the increase in accounts receivable and lower deferred revenue were almost fully offset by higher depreciation and amortization and higher provisions for losses on accounts receivable.

   Net accounts receivable increased by $56.0 million in the first nine months of 1996 as compared to the fourth quarter of 1995. Days sales outstanding increased from approximately 76 days in December 1995 to 91 days in September 1996, compared to 86 days in September 1995. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's third-party accounts receivable financing programs. The Company has programs whereby third-party financing institutions provide financing for extended credit terms instead of such financing being provided by the Company. Costs related to those financing activities may be borne by the customer or subsidized in whole or in part by the Company. In the future, the Company expects this ratio to vary within the range which prevailed in the last several quarters.

   Excluding investments of excess cash, net cash and cash equivalents used for investing activities increased in the first nine months of 1996 compared with the same period in 1995; the decrease in corporate acquisition activity (the Company acquired 90% of the database division of ASCII in the first quarter of 1995) were offset by investments in property and equipment and in software development costs. In the first nine months of 1996 and 1995, the Company acquired $96.1 million and $37.6 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first nine months of 1996 resulted from the Company's investments in capital equipment used in sales and product demonstration activities and to improve the level of consulting and support services to customers, and to provide technology infrastructure for the Company's growing employee headcount. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

   In the fourth quarter of 1996, Informix began and plans to continue to launch a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix product releases. Along with the core Informix product line, these locations have tools from leading third-party data warehouse and application vendors installed on a wide variety of hardware platforms. Initial participants include Sequent, NCR, Pyramid, Data General, Business Objects, Prisms, Cognos, MicroStrategy, and Information Advantage among others. Engineers from both the Informix Professional Services Data Warehouse Practice and the Informix Advanced Technology Group are working with prospects and customers at the SuperStores to create a data warehouse prototype that is based on a comprehensive, proven methodology. To date, the Company has spent, or committed to spend, approximately $70 million in the acquisition of additional capital equipment to support the launch of the Information SuperStores. The Company expects to make further capital equipment expenditures in 1997. These additional fixed asset acquisitions will increase the Company's depreciation and amortization by approximately $4 million per quarter.

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

   Net cash and cash equivalents provided by financing activities in the first nine months of 1996 and 1995 included proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases.

   The Company expects current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through the third quarter of 1997 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.


Business Risks

   Fluctuations in Quarterly Results. The Company's operating results can vary substantially from period to period. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. The Company's operating margins have generally followed a historic pattern, with second half revenues and operating margins being higher than those of the preceding first half. The Company believes that this pattern has been primarily related to customers' capital spending cycles at the end of a calendar year as well as to the Company's selling efforts, influenced by annual sales incentive plans which culminate at the end of the calendar year, which is the end of the Company's fiscal year. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenues are derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company's operating expenditures are guided by projected annual and quarterly revenue levels, and have been increasing at rates approaching the rate of total revenue growth and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected as the operating expenses are relatively fixed in the short term. The Company's revenue generation is also highly dependent on the economic conditions. If the economy were to slow down, existing and potential customers might delay the purchase of the Company's products, which would negatively affect the Company's revenue. Failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firm analysts or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. Further, the Company may not learn of, or be able to confirm, revenue or earnings shortfall until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

   Management changes. During 1996, several long service employees left the Company or announced their intention to leave the Company in the near future. These employees have a broad base of Informix knowledge and there can be no assurance that such employees can be replaced with persons of comparable or greater talent on a timely basis.

   Competition. The market for the Company's software products and services is extremely competitive. Some of the Company's current competitors and many potential competitors have greater financial, technical and marketing resources than the Company. The industry movement to new, open operating systems like Windows NT, access through low-end desktop machines, and access to data through the Internet may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected. Also, new or enhanced products introduced by existing or future competitors could have an adverse effect on the Company's business, results of operations and financial condition. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

   Technological Change and New Products. The market for the Company's products and services is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis and that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company has experienced product delays in the past and may experience delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key factor in determining the success of the Company will continue to be the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

   International Operations. Over half of the Company's net revenues are derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. There can be no assurance that the Company will not experience fluctuations in international revenues.

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

   Infringement Claims. As the number of software products and software patents in the industry increases, the Company believes that software developers like the Company may become increasingly subject to infringement claims with respect to patents, trademarks and other proprietary rights. Such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position, and cash flows.




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   Exhibits

   Exhibit 11.1 - Statement Regarding Computation of Net
Earnings Per Share.

   Exhibit 27 - Financial Data Schedule.


B) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 29, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION







Dated: November 13, 1996          /s/  Howard H. Graham
                             -------------------------------
                                   Howard H. Graham
                             Senior Vice President, Finance
                               and Chief Financial Officer





Dated: November 13, 1996         /s/  Karen Blasing
                             -------------------------------
                                    Karen Blasing
                                   Corporate Controller
                               and Chief Accounting Officer