Form 10-K
period 1996-12-31
INFORMIX CORP
filed 1997-03-31
CIK 799089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $2,616,000,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, Registrant had outstanding 151,163,317 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE (to be deemed filed only to the extent specifically incorporated herein by reference and not otherwise excluded by law):

     PART III: Parts of the Proxy Statement to be used in conjunction with Registrant's Annual Stockholders Meeting to be held May 22, 1997.

_______________________________________________________________________


INFORMIX CORPORATION
1996 ANNUAL REPORT ON FORM 10-K
Table of Contents

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


PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K

Signatures


_______________________________________________________________________

FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.
_______________________________________________________________________

PART I


ITEM 1.     BUSINESS

BACKGROUND

     The Company is a multinational supplier of high-performance, parallel processing database technology for open systems. The Company's products also include applications development tools for creating client/server production applications, decision-support systems, ad-hoc query interfaces, and software that allows information to be shared from personal computers to mainframes within the corporate computing environment. In addition to software products, the Company offers training, consulting, and post-contract support to its customers. The principal geographic markets for the Company's products are in North America, Europe, Asia/Pacific, Japan, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality and government services sectors.

     The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in August 1986. Unless the context requires otherwise, the terms "Company" and "Informix" refer to Informix Corporation and its subsidiaries. The Company maintains its executive offices at 4100 Bohannon Drive, Menlo Park, California 94025. Its telephone number is (415) 926-6300.

     All of the Company's database products developed since 1983 support Structured Query Language ("SQL"), an industry standard created by IBM. The Company's core database management software runs on the UNIX(R) , Windows(TM) and Windows/NT(TM) operating systems, and certain networks composed of computers running these operating systems.

     The Company's customers consist primarily of end-users, application vendors, original computer equipment manufacturers ("OEMs") and distributors. The Company markets its products directly to end-users through its sales force and indirectly to end-users through application vendors, OEMs and distributors. The Company markets its products worldwide and has operating subsidiaries in 37 foreign countries.

     In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a United States based provider of object-relational database systems and tools for managing complex data, such as audio, video, text and images. Approximately 12,700,000 shares of the Company's common stock were issued to acquire all of the outstanding shares of Illustra stock. An additional 2,300,000 shares were reserved by the Company for future issuance in connection with the assumption of Illustra's outstanding stock options and warrants. The transaction was accounted for as a pooling of interests. In December
1996, the Company announced the availability of a new product based on the Illustra technology named INFORMIX(R) -Universal Server. INFORMIX-Universal Server combines the object relational technology developed by Illustra with the core database technology based on Informix's Dynamic Scalable Architecture(TM) giving customers the ability to manage all kinds of data throughout their enterprises.


PRODUCTS

Database Servers and Connectivity Products

     Database Servers

     The Company offers a full line of relational database servers. The Company's principal servers include:

          INFORMIX-Universal Server, a new, enterprise capable, fully-extensible object relational database server based on Informix's Dynamic Scalable Architecture. This product became available in December 1996. INFORMIX-Universal Server allows customers to intelligently manage traditional datatypes alongside new kinds of data, such as audio, video, text and images. This extensibility is obtained through the use of DataBlade(R) modules - reusable, plug-in object extensions - which expand the general purpose capabilities of INFORMIX-Universal Server to provide data storage and management functionality for non-traditional datatypes. Customers can select prebuilt DataBlade modules (available from the Company and many other companies) or design their own DataBlade modules with the INFORMIX-DataBlade Developer's Kit to accommodate their unique data management requirements. DataBlade modules available from the Company include: INFORMIX-Spatial, INFORMIX-TimeSeries, INFORMIX-Video Foundation and INFORMIX-Web.

          INFORMIX-OnLine Dynamic Server(TM) , a high performance, enterprise capable online transaction processing database server. This product is based on the Company's Dynamic Scalable Architecture and features parallel data processing capability, replication and connectivity options built into its core.

          INFORMIX-OnLine Workgroup Server, a database management system designed specifically for workgroups. This product is based on the Company's Dynamic Scalable Architecture and comes bundled with Netscape FastTrack Server. This product became available in the third quarter of 1996.

          INFORMIX-OnLine Extended Parallel Server, a high-performance, scalable database server which extends the Company's Dynamic Scalable Architecture to loosely coupled, "shared nothing" computing architectures, including clusters of symmetric multiprocessing systems and massively parallel processing systems.

Connectivity Products

     The Company's principal connectivity products include:

          INFORMIX-Enterprise Gateway(TM) Manager, a connectivity tool allowing applications running on UNIX, Microsoft Windows or Windows 95 to access data sources via loadable gateway drivers. The Company offers gateway drivers for Oracle and Sybase databases. Drivers for additional data sources are available from various third parties.

          INFORMIX-Enterprise Gateway with DRDA, a UNIX-based connectivity tool allowing interoperability to IBM databases such as DB2, DB2/VM and DB2/400 from Windows and UNIX clients. INFORMIX-Gateway with DRDA allows applications built with Informix application development tools to access and modify information in Distributed
Relational Database Architecture(TM) -compliant database management systems.

          INFORMIX-ESQL for C and COBOL, embedded SQL products which permit developers to take advantage of SQL technology while building applications in C or COBOL.

          INFORMIX-CLI, a library of low level functions that provide high performance direct access to Informix databases from applications built in C or other third generation languages. INFORMIX-CLI is compliant with Microsoft's ODBC specifications.

          INFORMIX-Universal Web Connect(TM) , a tool that provides high performance connectivity between Web servers and databases. INFORMIX-Universal Web Connect enables Web developers to create "intelligent" web applications that dynamically deliver multimedia rich, tailored Web pages to users.

Database Tools

     The Company offers a variety of database application development tools designed to allow users to build applications. The Company's principal database tools include:

          INFORMIX-NewEra(TM) , a graphical, object-oriented development environment designed for creating enterprise-wide multi-tier client/server database applications. INFORMIX-NewEra features a fourth-generation object-oriented programming language, reusable class libraries, application partitioning, and flexible application deployment, and supports open connectivity to Informix and non-Informix databases. INFORMIX-NewEra is currently available for Microsoft(R) Windows(TM) and OSF Motif(TM).

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

          INFORMIX-MetaCube(TM) , a high-performance on-line analytical processing engine that automatically preconsolidates data and provides a multidimensional view of data without the constraints of a two dimensional (row and table) data model. The INFORMIX-MetaCube product family also includes MetaCube Explorer, an adhoc decision support tool for end users, MetaCube Warehouse Manager, a graphical tool for administering the "metadata" describing a database in a logical, user-friendly view, MetaCube Scheduler for batch processing, MetaCube Queryback for running queries in the background, MetaCube Aggregator for creating and maintaining aggregates in a data warehouse, MetaCube for Excel which enables data warehouse analysis in an Excel spreadsheet environment, and MetaCube for the Web which brings MetaCube analysis capabilities to intranets.

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

     The Company provides post-sales support to its customers on an optional basis for annual fees which generally range from 10% to 18% of the license fees paid by the customer. These support services usually include product updates.

     The Company also has several Information Superstores. These Superstores provide customers with a dedicated environment in which they can plan, prototype and test information technology investments using the expertise of Company specialists and partners. The typical customer spends approximately one week on-site. The SuperStores provide customers with the real world information they need to make informed business decisions and mitigate the risk associated with making a significant technology purchase. The Company now has SuperStores located in Ashford UK; Denver, Mexico City, Munich, Paris, Sydney and Tokyo.


MARKETING AND CUSTOMERS

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

     At December 31, 1996, the Company's sales, marketing and support staff totaled 1,427 regular employees in the North America region; 122 regular employees in the Latin America region, 947 regular employees in the Europe, Middle East and Africa regions, 344 regular employees in the Asia/Pacific region and 99 regular employees in Japan.


LICENSING

End-User Licensing

     The Company licenses its products to large companies and government entities through its direct sales force, and to certain of these companies, as well as smaller end-users, through its telemarketing sales force. The Company believes that the common core technology of its database management system products, based on standard operating systems and the SQL database language, helps it sell into major corporations and government agencies that wish to standardize their diverse computing environments. As a result, certain of these end-user organizations have entered into general purchasing agreements with the Company which offer volume discounts.

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

Distributor Licensing

     The Company has established a network of full service international distributors who provide local service and support, as well as the Company's products, to their respective national markets. Distributors are used to supplement the Company's direct sales force and enable the Company to sell its products and services in countries where the Company has not established a direct sales force.


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

     Major product releases resulting from research and development projects in 1996 included the release of INFORMIX-Universal Server, the release of INFORMIX-OnLine WorkGroup Server and new releases of INFORMIX-OnLine Dynamic Server and INFORMIX-OnLine Extended Parallel Server.

     Current product development is focused toward:

          Improvement and enhancement of current products and new products, with particular emphasis on parallel computer architecture, user-defined database extensions, Web technology integration, graphical desk top and system administration.

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

     As of December 31, 1996, the Company had 967 regular employees engaged in research and development.

     During fiscal 1994, 1995 and 1996, the Company expended $77.9 million, $103.1 million and $148.6 million, respectively, on research and development, representing approximately 17%, 14% and 16% of revenues for such periods. Also during fiscal 1994, 1995 and 1996, the Company capitalized costs in accordance with Statement of Financial Accounting Standards No. 86 of $13.6 million, $17.5 million and $28.4 million, respectively. See Item 7 of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Research and Development Expenses."


COMPETITION

     The Company faces intense competition in the market for relational database management system software products. Companies in this market compete primarily on the basis of price/performance characteristics, name recognition, and technical support, training and consulting services.

     With respect to product performance, the Company believes that the principal competitive factors include:

          Application development productivity (the speed with which applications can be built).

          Database performance (the speed at which database storage and retrieval functions are executed).

          The ability to support large warehouses of information.

          Reliability, availability and serviceability.

          The distribution of software applications and data across networks of computers from multiple suppliers.

          Increasingly, the ability to manage complex data and solve more complex business problems based on such data.

     The Company believes that the technical advantages of its products, its approach to sales and marketing, its relations with application vendors, OEMs and distributors and its customer service and support contribute to its ability to compete in this market.

     The chief competition faced by the Company is currently provided by Oracle Corporation, Sybase, Inc., IBM Corporation and Microsoft
Corporation. Several of the Company's current competitors have greater financial, technical and marketing resources than the Company.

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


PRODUCT PROTECTION

     The Company relies on a combination of trade secret, copyright and trademark laws, license agreements and technical measures to protect its rights in its software products. Like many software companies, the Company has no patents to date, although it has several applications pending. The Company maintains trademark and service mark registrations in the United States and numerous other foreign jurisdictions.

     The Company's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. The Company also relies on "shrink-wrap" licenses. The Company's "shrink-wrap" license includes a prominently displayed notice informing the end-user that, by opening the product packaging, the end-user agrees to be bound by the Company's license agreement printed on the package. Copyright and trade secret protection for source and object code version of software products may be unavailable in certain foreign countries. In addition, "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions.

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


EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had 4,491 regular employees worldwide, including 2,939 in sales, marketing and support; 967 in research and development; 89 in operations and 496 in administration and finance.

     Competition in recruiting personnel in the database software industry is intense. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled sales, consulting, technical, marketing and management personnel.

     None of the Company's U.S. employees are represented by a labor union. A small number of employees located outside of the United States are represented by labor unions. The degree of this representation varies from country to country. The Company has experienced no work stoppages.


EXECUTIVE OFFICERS

     Set forth below in alphabetical order are biographical summaries of the current executive officers of the Company.

     Ronald M. Alvarez, 47, joined the Company in December 1991 as Director of Latin America Operations. He was promoted to Executive Director, Latin America Operations in March 1993, and to Vice
President, Latin America in May 1995. He was appointed to his current position of Vice President, Americas Sales in January 1996.

     Karen Blasing, 40, joined the Company in November 1992 as Director of Financial Planning and Analysis and became Controller in June 1996. From January 1989 to October 1992, Ms. Blasing was a Senior Financial Manager at Oracle Corporation, a provider of information management software and services.

     Margaret R. Brauns, 42, became Vice President and Treasurer of the Company in November 1992. Ms. Brauns joined the Company as Treasurer in May 1990.

     D. Kenneth Coulter, 52, joined the Company in February 1988 as Managing Director, UK. From January 1990 to April 1992, Mr. Coulter was Vice President, Europe. He became Senior Vice President, Europe, Middle East and Africa, in April 1992 and was named Senior Vice President, International in January 1996. Mr. Coulter became Executive Vice President, Worldwide Field Operations in November 1996.

     Ira H. Dorf, 56, joined the Company as Vice President, Human
Resources in October 1989.

     Bruce Golden, 37, joined the Company in February 1996 as Vice President of Business Units and became General Manager, Data Warehouse Business Development Unit in September 1996. From June 1993 to February 1996, he was Vice President of Marketing of Illustra Information Technologies, Inc., a supplier of object-relational database management systems. Prior to Illustra, Mr. Golden was employed by Sun Microsystems, Inc., a computer hardware and software company, for eight years in a variety of positions, his last being Director of Commercial Market Development.

     James F. Hendrickson, Jr., 57, joined the Company as Vice President, Customer Services in July 1992. In February 1995, Mr. Hendrickson assumed the additional responsibility of Lenexa Site Manager. From 1991 until the time he joined the Company, Mr. Hendrickson was Senior Vice President of Marketing at Image Business Systems.

     Alan S. Henricks, 46, joined the Company as Executive Vice President and Chief Financial Officer in January 1997. From May 1994 to December 1996, Mr. Henricks was Vice President, Finance and Operations, and Chief Financial Officer of Documentum, Inc., a provider of document management software and services, where he was responsible for all financial functions, as well as MIS, legal and operations. From February 1988 to April 1994, Mr. Henricks was Senior Vice President, Finance and Operations, and Chief Financial Officer, of Borland International, a provider of software development tools.

     Stephen E. Hill, 38, joined the Company in December 1985, and has served the Company in a variety of strategic planning, development and marketing positions. Mr. Hill currently serves as Vice President, Advanced Technology.

     Jeffrey V. Hudson, 44, joined the Company in June 1995 as Vice President, Business Development and became Vice President, Business Development and Product Marketing in May 1996. From December 1993 to January 1995, Mr. Hudson was President and Chief Executive Officer of Visioneer Communications, Inc. From June 1989 to December 1993, he was Vice President, Sales, Marketing and Service for Netframe Systems, Inc.

     Mike Saranga, 59, joined the Company as Senior Vice President, Product Management and Development in May 1993. Prior to joining the Company, Mr. Saranga was employed by IBM for 30 years, most recently as Assistant General Manager of Programming Systems, where Mr. Saranga developed IBM's technical and business strategies for key technologies including client/server, distributed systems and multimedia.

     David H. Stanley, 50, joined the Company as Vice President, Legal, General Counsel and Assistant Secretary in July 1988. In August 1990, Mr. Stanley was elected to the additional office of Secretary. In March 1995, Mr. Stanley assumed the additional responsibility for corporate services and became Vice President, Legal and Corporate Services, General Counsel and Secretary.

     Michael R. Stonebraker, 53, joined the Company as Vice President and Chief Technology Officer in February 1996. Dr. Stonebraker cofounded Illustra Information Technologies, Inc., a supplier of object-relational database management systems, in July 1992, and served in a consulting capacity with Illustra as Chief Technology Officer until February 1996. Dr. Stonebraker is professor emeritus of Electrical Engineering and Computer Sciences at the University of California, Berkeley, where he joined the faculty in 1971.

     Phillip E. White, 54, has been the Company's Chief Executive Officer and a director since January 1989. He has held the additional office of President since August 1990 and of Chairman since December 1992. Mr. White also serves as a director of Adaptec, Inc., a computer input/output technology company, and of Legato Systems, a manufacturer and developer of network storage management software products.

     Edwin C. Winder, 47, joined the Company in February 1990. Since joining the Company, Mr. Winder has held a variety of executive positions in sales, marketing and customer service. He is currently the Company's Senior Vice President, Japan Operations.

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

     The Company plans on relocating its corporate headquarters to a site in Santa Clara, California approximately 15 miles south of the Company's current headquarters. In November 1996, the Company leased approximately 200,000 square feet of space in a high-rise office building located in Santa Clara. This building is scheduled to be available for occupancy by the Company in April 1998. The lease is for a term of 15 years. Additionally, in January 1997, the Company leased approximately 27 acres of undeveloped commercial real estate adjacent to this leased building for the phased construction of additional office buildings. The term of this lease is two years. At the expiration of the lease the Company is required to either purchase the land for $61,500,000 or find a buyer for the land and, if the net sales proceeds are less than $61,500,000, pay the lessor the difference between the net sales proceeds and $61,500,000. Facility construction on the Santa Clara site will be phased over time based on the Company's utilization needs. The Company intends to fund construction costs through outside financing, the availability of which has not yet been determined.

     Some of the research and development for the Company's tools products, a portion of the Company's customer service organization, the Company's principal domestic manufacturing facility and the Company's telemarketing organization are located in two modern buildings aggregating approximately 135,000 square feet in Lenexa, Kansas, a suburb of Kansas City. The buildings are owned by a partnership, of which the Company is a 50% partner, and leased by the partnership to the Company under a lease with an initial ten-year term that expires in March 1998. There are two five-year renewal options. Rental under this lease remains fixed through 1998, and then adjusts to prevailing rates for the renewal terms.

     The Company also leases office space in approximately 56 facilities in the United States and Canada and approximately 60 facilities internationally.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.



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

                    High             Low

Fiscal 1995*

First Quarter      $19.63          $14.63
Second Quarter      25.94           17.06
Third Quarter       34.00           25.25
Fourth Quarter      33.00           24.13

Fiscal 1996

First Quarter       35.88           26.38
Second Quarter      26.88           18.38
Third Quarter       30.25           20.31
Fourth Quarter      28.63           17.63

* The prices shown reflect a two-for-one stock split effected in the form of a stock dividend in June 1995.


Common Stockholders of Record and Dividends

At December 31, 1996, there were approximately 3,400 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent. The Company has never paid dividends on its common stock and its present policy is to retain its earnings to finance anticipated future growth.


ITEM 6.     SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW



Five-Year Summary  (1)


(in thousands, except per share data)  1996      1995       1994      1993      1992 (2)


Net Revenues                           $939,311  $714,219   $470,112  $353,115  $283,594


Net Income                               97,818    97,644     61,948    54,989    47,782


Net Income per Share (3)                   0.63      0.65       0.43      0.40      0.38


Total Assets                            903,842   691,146    449,545   328,001   231,459


Long-Term Obligations                     2,359     2,846        892       451     1,797


The Company has not paid and does not anticipate paying cash dividends on its common stock.

(1) The above information have been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. from its inception date of July 31,1992 through the merger date of February 16, 1996, as a pooling of interests.

(2) In 1991, the Company was selected to provide the database component of a decision-support system for the Army National Guard and Army Reserves. In 1992, the Company received $26.8 million for license fees and support as part of this Reserve Component Automation System (RCAS) contract and recorded $21.8 million as license revenue and incurred $3.2 million in operating expenses in 1992. The remaining $5.0 million of service revenue was recognized over the support period.

(3) Per-share information applicable to prior periods has been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective June 26, 1995.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should carefully review the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

Selected elements of Informix's financial statements are shown below for the last three years as a percentage of revenue and as a percentage change from year to year.



                                                                    % Increase (Decrease)

                                    Percent of Net Revenue          1996       1995
                                    Years Ended December 31,        Compared   Compared
                                    1996      1995      1994        to 1995    to 1994
Licenses                             75%       76%       78%         31%        48%
Services                             25        24        22          33         65
Net revenues                        100       100       100          32         52
Cost and Expenses:
  Cost of software distribution       5         5         5          26         54
  Cost of services                   15        13        10          58         96
  Sales and marketing                45        43        43          39         48
  Research and development           13        12        14          40         33
  General and administrative          6         7         8          26         45
  Merger expenses                     1         -         -         100          -
    Total costs and expenses         85        80        80          41         52
Operating income                     15        20        20          (6)        53
Net income                           10%       14%       13%          0%        58%


Operating Results

     Informix's operating income was affected negatively in 1996 as a result of operating expenses growing more rapidly than revenues, primarily in the North America region as Informix continues to invest heavily in personnel in the areas of sales, marketing and customer service, and research and development and due to integration expenses and fees associated with the acquisition of Illustra Information Technologies, Inc. (Illustra) as a pooling-of-interests in February
1996. In December 1996, Informix began shipping the INFORMIX-Universal Server, based on Informix's proven Dynamic Scaleable Architecture(tm) (DSA) and providing extensibility to handle the broad range of datatypes not managed effectively by traditional relational databases. This product merges the technology of Illustra and Informix. Informix incurred significant marketing expenses in connection with the initial announcement and launch of the Universal Server in 1996. The Company expects selling and marketing expenses in 1997 to be at a level comparable to 1996 both in support of INFORMIX-Universal Server and as Informix continues developing specific market channels and specific products for such channels. These development, integration and marketing expenses and the relatively low operating margins of Illustra have adversely affected Informix's ability to achieve operating margins consistent with 1994 and 1995. In the near term, these development and marketing efforts will continue to negatively affect the Company's operating margins.

Revenues

     The Company derives revenues principally from licensing its software and from providing technical product services to customers. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenue consists of customer telephone or direct support, update rights for new product versions, consulting, and training fees. The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEMs), distributors, and value added resellers (VARs) including application vendors. Prior to 1996, the Company's customer mix had been decreasing in the distributor and hardware OEM channels in favor of the end user and application vendor channels. However, in 1996, this trend shifted towards a higher proportion of OEM sales as the Company has increased the focus on its partnerships with several hardware vendors in order to utilize their sales forces, obtain access to their installed bases in certain industries and benefit from their consulting and systems integration organizations. The increased focus on OEM sales coupled with increases in the other reseller channels resulted in total reseller sales representing half of the Company's 1996 license revenue . The Company estimates that almost half of the licenses sold to these resellers in 1996 were not resold to end users prior to December 31, 1996. If these resellers do not commit to licensing the same level of products for resale to end users in future periods, the Company's future revenues could be adversely affected. The Company sold approximately $55 million of software licenses to certain vendors during 1996 where the Company concurrently committed to acquire goods or services in approximately the same dollar amount. The Company's license sales transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, these transactions have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. As is common in the industry, a disproportional amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. The Company expects that these sorts of transactions and the resulting fluctuations will continue.

     The overall revenue growth in 1996 compared to 1995 primarily reflects continued acceptance of the Company's server products. The Company's revenues, along with those of the relational database management system (RDBMS) industry as a whole, have shown substantial growth over the last several years. The industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX(R), Windows(TM), Windows NT(TM) and other open operating environments. The quarterly revenue growth rates and the geographical growth trends rates slowed during the latter half of 1996 and there can be no assurances that growth rates in 1997 will be comparable with those achieved in 1996.

     Informix's current server product line debuted in the fall of 1994 with INFORMIX-OnLine Dynamic Server for Sequent (DSA) and was expanded to a wide array of Unix-based multi-processor systems in December 1994. This product is now available on Windows/NT operating systems and accounts for a majority of the Company's server sales. In the spring of 1996, the Company introduced a workgroup version of this product named INFORMIX-OnLine Workgroup Server. In fall 1996, the Company released INFORMIX-Online Extended Parallel Server 8.1, designed for very high end use in "loosely-coupled" computer architectures. In late 1996, the first version of INFORMIX-Universal Server was released which was the combination of the INFORMIX-OnLine Dynamic Server product with the Illustra server product.

     The license revenue growth in 1996 compared to 1995 reflects strong demand for the Company's server products, particularly the Company's flagship database server, INFORMIX-OnLine Dynamic Server(TM). In addition, many Informix partners, including OEM resellers, purchased high volumes of product to resell in anticipation of customer demand. The Company believes that the license revenues derived from its database tool products declined from 1995 to 1996 primarily as a result of competitive product offerings from other companies and an increase in the Company's sales to resellers, which traditionally have concentrated on purchases of database server products.

     The increase in service revenue was primarily attributable to the continued growth of the Company's installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue. As the Company's products become more complex, more support services will be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The contribution margin on service revenue decreased from 48 percent in 1995 to 37 percent in 1996. The decrease resulted from increased costs incurred to expand the support function due to sales increases and the continuing complexity of the products. In addition, sales through the reseller channel where the product has not been resold to end users has not yet resulted in service revenue.

     Approximately 58 percent, 58 percent and 54 percent of Informix's net revenues were derived from sales to foreign customers in 1996, 1995, and 1994, respectively. The increase in foreign revenues in absolute dollars is primarily attributable to continued international acceptance for Informix's new and existing server products, and the establishment of new subsidiaries and sales offices in Europe, Asia/Pacific, Japan, and Latin America. Over the past few quarters, revenue continued to be stronger in Europe, but weaker in Japan. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. In Europe, Asia/Pacific, and Japan, most revenues and expenses are now denominated in local currencies. The U.S. dollar strengthened in the fourth quarter and for the year against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year periods. The Company has also increased its direct presence in Latin America, although a significant percentage of this region's revenue is still denominated in U.S. dollars. Although the effect was not significant in 1996, the Company has experienced significant currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, and expects such fluctuations may occur in the future. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

     The Company enters into forward foreign exchange contracts primarily to hedge the impact of fluctuations in exchange rates on accounts receivable or accounts payable denominated in foreign currencies until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company operates, on a limited basis, in certain countries in Latin America, Eastern Europe, and Asia Pacific where there are limited forward currency exchange markets and thus the Company has limited unhedged transaction exposures in these currencies. The Company does not attempt to hedge the translation to U.S. dollars of foreign denominated revenues and expenses not yet earned or incurred.

     Informix's distribution markets are organized into three general markets: North America; Europe, which includes the Middle East and Africa; and the Intercontinental Group, consisting of Latin America, Japan, and the Asia/Pacific region. The North America, Europe, and Intercontinental Group organizations contributed 42 percent, 39 percent and 19 percent of Informix's net revenues respectively, in 1996, compared to 42 percent, 38 percent and 20 percent, respectively, in 1995, and 46 percent, 38 percent and 16 percent, respectively, in 1994.

     In 1996, the American Institute of Certified Public Accountants issued an exposure draft on Software Revenue Recognition that is proposed to supersede the Statement of Position 91-1. The Company is evaluating the exposure draft in relation to its current revenue recognition policy. Certain provisions of the exposure draft differ from the Company's current policy. Adoption of the exposure draft in its final form may significantly affect the revenue recognition practices of Informix and could significantly alter, either favorably or unfavorably, the timing of revenue recorded under the Company's current policy.


Cost of Software Distribution



(Dollars in Millions)                         1996       Change  1995        Change  1994
Manufactured cost of software distribution    $ 33.5     28%     $ 26.2      54%     $ 17.0
   Percentage of license revenue                 5%                 5%                  5%
Amortization of capitalized software          $ 14.6     22%     $ 12.0      54%     $  7.8
   Percentage of license revenue                 2%                 2%                  2%
Cost of software distribution                 $ 48.1     26%     $ 38.2      54%     $ 24.8
   Percentage of license revenue                 7%                 7%                  7%


     Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third-party royalties, and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software costs that are no longer realizable.

     Excluding amortization of previously capitalized software development costs, cost of software distribution as a percentage of license revenue was 5 percent for both 1996 and 1995. In the future, the cost of software distribution as a percentage of revenue may vary depending upon whether the product is reproduced by the Company or by its customers.

     Amortization of capitalized software increased 22 percent in 1996 compared to 1995 due to the release of several products in the latter half of 1995 and 1996. Amortization expense will continue to rise in absolute dollars in 1997 due to 1996 product releases including INFORMIX-Universal Server. The absolute value of amortization of capitalized software will vary from quarter to quarter as new products are released and other product development costs become fully amortized.


Cost of Services


(Dollars in Millions)            1996      Change    1995       Change    1994
Cost of services                 $144.9    58%       $ 91.5     96%       $ 46.8
  Percentage of service revenue    63%                 52%                44%


     Cost of services consists primarily of maintenance, consulting and training expenses. The increase in cost of services in 1996 in absolute dollars and as a percentage of net revenues compared to the prior year is primarily due to the Company's expansion of consulting and support service capabilities as products have become more complex. The increase in cost of services as a percentage of net service revenue is due to increases in support personnel in anticipation of additional consulting revenue as more customers utilize the Company's products in more complex applications. The Company has also subcontracted certain service projects which reduces margins.


Sales and Marketing Expenses


(Dollars in Millions)        1996    Change    1995    Change    1994
Sales and marketing          $418.7  39%       $301.9  48%       $203.8
   Percentage of net revenue   45%               43%               43%


     The increase in sales and marketing expenses in 1996 in absolute dollars compared to 1995 was a result of the addition of new sales offices and sales personnel worldwide as the Company expanded its worldwide direct sales organizations, the opening of new subsidiaries, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches. As a percentage of net revenues, sales and marketing expenses increased from 43 percent in 1995 to 45 percent in 1996.

     With the expected continuing expansion in 1997 of worldwide operations, as well as increased sales and marketing expenditures aimed at positioning the Company and its new and existing products in the marketplace, the Company expects that sales and marketing expenses for 1997 will increase. The increase in sales and marketing expense will include depreciation of equipment, and facilities and manpower costs associated with operating the Company's Information SuperStores, which are more fully discussed in "Liquidity and Capital Resources".


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


(Dollars in Millions)                            1996     Change     1995     Change     1994
Incurred product development costs               $148.6   44%        $103.1   32%        $ 77.9
Expenditures capitalized                           28.4   62%          17.5   29%          13.6
Research and development expenses                $120.2   40%        $ 85.6   33%        $ 64.3
Expenditures capitalized as percent of incurred    19%                 17%                 17%


     The increase in research and development expenditures in absolute dollars from year to year is attributed to an increase in staff working on new products and product extensions, including the Company's latest product INFORMIX-Universal Server.

     The higher capitalization in absolute dollars of product development expenditures from year to year resulted from an increase in the work involved in projects reaching technological feasibility as they neared their release dates.

     Significant programs currently under development include improvements and enhancements of current products, with particular emphasis on parallel computer architecture, user-defined database extensions, web technology integration, and graphic desktop and systems administration. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to continue to constitute a significant percentage of revenues.


General and Administrative Expenses


(Dollars in Millions)                1996         Change      1995        Change     1994
General and administrative expenses  $ 64.2       26%         $ 51.1      44%        $ 35.4
   Percentage of net revenues           6%                       7%                     8%


     General and administrative expenses increased in absolute dollars in 1996 compared to 1995 as a result of the continued expansion of the Company's international operations. General and administrative expenses in 1995 increased in absolute dollars compared to 1994 as a result of the continued expansion in international operations as well as the acquisition of several foreign distributors.


Merger Expenses

     In the first quarter of 1996, the Company recorded expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.


Interest Income


(Dollars in Millions)         1996      Change       1995       Change       1994
Interest income               $  9.9    22%          $  8.1     103%         $  4.0
   Percentage of net revenues    1%                     1%                      1%


     The increase in absolute dollars from 1994 to 1995 and 1995 to 1996 results from higher balances of cash and cash equivalents and short-term investments, offset by slightly lower interest rates.


Provision for Income Taxes


(Dollars in Millions)       1996       Change       1995       Change      1994
Provision for income taxes  $ 50.4      (9%)        $ 55.2     62%         $ 34.1
Effective tax rate            34%                     36%                    35%


     Informix's effective tax rates for fiscal years 1996, 1995, and 1994 are less than the combined federal and state statutory rates primarily due to the permanent reinvestment of a portion of the offshore earnings of Informix's lower-taxed Irish operations and the reinstatement of the federal research and development credit. The amount considered permanently invested in the Irish operations may vary from year to year and may affect Informix's effective tax rate.

     Informix anticipates its fiscal 1997 effective tax rate to remain approximately the same as 1996; however, this rate could change based on a change in the geographic mix of Informix's financial results, the amount of permanent reinvestment of a portion of the 1997 offshore earnings of Informix's lower-taxed Irish operations, the reinstatement of the federal research and development tax credit which is scheduled to expire in 1997 and acquisitions by the Company.


Impact of Inflation

     The effect of inflation on the Company's financial position has not been significant.

Liquidity and Capital Resources


(Dollars in Millions)

                                               1996         1995        1994
Cash, cash equivalents, and investments        $267.7       $263.0      $198.6
Working capital                                 258.4        252.8       200.8
Cash provided by operations                     178.3        158.2       104.1
Cash used in investment activities, excluding
    investments of excess cash                  203.0        125.4        51.9
Cash provided by  financing activities           21.5         27.5         0.3


     Cash generated by operations provided sufficient resources to fund the Company's headcount growth and capital asset needs in all periods presented. In addition, sufficient cash was generated in 1996 to finance the Company's strong commitment to training and marketing efforts surrounding the acquisition of Illustra and the development and release of INFORMIX-Universal Server. The increases in cash and cash equivalents provided by operations in 1996 compared with 1995 and in 1995 compared with 1994, were primarily attributable to higher income before depreciation and amortization charges.

     Net accounts receivable increased by $68.6 million in 1996 as compared to December 1995. Days sales outstanding increased from approximately 76 days in December 1995 to 84 days in December 1996. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's third-party accounts receivable financing programs. The Company has programs whereby third-party financing institutions provide financing for extended credit terms instead of such financing being provided by the Company. The Company at times enhances its cash position through certain financing activities related to its account receivables.

     Excluding investments of excess cash, net cash and cash equivalents used for investing activities increased in 1996 compared with 1995; the decrease in corporate acquisition activity (the Company acquired 90 percent of the database division of ASCII Corporation in the first quarter of 1995) was offset by investments in property and equipment and in software development costs. In 1996, 1995 and 1994, the Company acquired $148.3 million, $56.5 million and $25.7 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in 1996 resulted from the Company's investments in capital equipment used in sales and product demonstration activities and an effort to improve the level of consulting and support services provided to customers, and to provide technology infrastructure for the Company's growing employee headcount.

     Informix plans to continue to launch a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms. Initial participants include Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun, among others. Engineers from both the Informix Professional Services and the Informix Advanced Technology Group are working with prospects and customers at the SuperStores to create information technology prototypes, such as pilot data warehouses, based on comprehensive, proven methodology. To date, the Company has spent approximately $63 million and has committed to spend approximately an additional $45 million in the acquisition of capital equipment to support the launch of the Information SuperStores The Company expects to make further capital equipment expenditures against these commitments in 1997.

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

     In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The Company acquired the remaining 20 percent in January 1997 for approximately $1 million. The acquisition was recorded as a purchase. The initial purchase price of this business was approximately $4.6 million, and was increased by approximately $3.0 million in January 1997 due to performance incentives outlined in the agreement; a total of approximately $7.0 million has been allocated to intangible assets acquired.

     The operating results of these distributors subsequent to the acquisition dates have been included in the consolidated results of operations.

     In February 1996, the Company acquired Illustra, a U.S.-based company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences, and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding stock options and warrants. The transaction has been accounted for as a pooling of interests and accordingly all of the accompanying financial statements have been restated to reflect the merger as of the beginning of the earliest period presented. Merger expenses of approximately $5.9 million were recorded in the first quarter of 1996.

     Net cash and cash equivalents provided by financing activities in 1996 and 1995 consisted primarily of proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases. Net cash and cash equivalents used in financing activities in 1994 included payments on capital leases and repurchases of the Company's common stock, offset by proceeds from the sale of the Company's common stock to employees.

     In 1993 and 1994, the Board of Directors authorized the repurchase of up to 8 million shares of the Company's common stock in the open market. As of December 31, 1996, the Company had repurchased 3,580,000 shares with an aggregate cost of approximately $32.1 million on the open market. All repurchased shares were re-issued to partially satisfy requirements under Stock Option and Stock Purchase Plans. In 1996, the Company rescinded the stock repurchase authorization.

     The Company plans on relocating its corporate headquarters to Santa Clara, California approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two year lease for twenty seven acres of undeveloped commercial real estate ("the Real Estate Lease"). Upon termination of the lease term, the Company will have the option to purchase the land, or if such purchase option is not exercised, arrange for the sale of the parcels to an unrelated third party. In the event the latter option is exercised, the Company is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the parcels, approximately $61.5 million. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $60 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. Interest on these deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payments due under the lease. The resulting net monthly lease payments will be recognized by the Company as rent expense over the lease term. The real estate lease also includes certain financial performance criteria which must be met by the Company during the lease term.

     Construction of buildings on the Santa Clara site will be phased over time based on the Company's utilization needs. The Company intends to fund construction costs through outside financing, the availability of which has not been determined.

     In addition, in November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara adjacent to the twenty seven acres described above. The lease term is for fifteen years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments are scheduled to increase within a contractual range based on changes in the Consumer Price Index.

     After giving consideration to the Company's planned financing of construction costs in Santa Clara, the Company expects that current balances of cash, cash equivalents, and short-term investments will be sufficient to fund anticipated levels of operations at least through 1997 and may be used for investments and acquisitions to supplement internal revenue growth and for other corporate purposes.

Business Risks

     Fluctuations in Quarterly Results. The Company's operating results can vary substantially from period to period. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. The Company's operating margins have generally followed a historic pattern, with second half revenues and operating margins being higher than those of the preceding first half. The Company believes that this pattern has been primarily related to customers' capital spending cycles at the end of a calendar year as well as to the Company's selling efforts, influenced by annual sales incentive plans which culminate at the end of the calendar year, which is the end of the Company's fiscal year. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenues are derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company's operating expenditures are guided by projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period would be adversely affected as the operating expenses are relatively fixed in the short term. The Company's revenue generation is also highly dependent on the economic conditions. If the economy were to slow down, existing and potential customers might delay the purchase of the Company's products, which would negatively affect the Company's revenue. Failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firm analysts or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. Further, the Company may not learn of, or be able to confirm, revenue or earnings shortfall until the end of each quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

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

     Personnel changes. The Company's future performance will depend to a significant extent on its ability to attract and retain highly skilled sales, consulting, technical, marketing and management personnel. The competition for employees in the database software industry is intense, and the Company expects that such competition will continue for the foreseeable future. From time to time the Company has experienced difficulty in locating candidates with appropriate qualifications. The Company also believes stock options are a critical component for motivating and retaining its key employees. The recent decline in the price of the Company's Common Stock has made stock options previously granted with higher exercise prices less valuable to the Company's current employees and has consequently made it more difficult for the Company to retain its key employees. The failure of the Company to attract and retain key personnel could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

     Competition. The market for the Company's software products and services is extremely competitive. Some of the Company's current competitors have greater financial, technical and marketing resources than the Company. The industry movement to new operating systems, like Windows NT, access through low-end desktop machines, and access to data through the Internet may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected. Also, new or enhanced products introduced by existing or future competitors could have an adverse effect on the Company's business, results of operations and financial condition. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

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

     International Operations. In 1995 and 1996, approximately 58 percent of the Company's net revenues were derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

     Integration of Acquired Companies. The Company has completed several acquisitions during the last two years, including the database division of ASCII Corporation in Japan; distributors in Germany, Korea and Malaysia; Stanford Technology Group; and, most recently, Illustra in the United States. The Company may acquire other distributors, companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities that could adversely affect the Company's results of operations and financial condition, or that the Company will obtain the anticipated or desired benefits of such acquisitions.

     Infringement Claims. As the number of software products and software patents in the industry increases, the Company believes that software developers like the Company have and will become increasingly subject to infringement claims with respect to patents, trademarks and other proprietary rights. Such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position, and cash flows.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,         December 31,
(in thousands, except share and per-share amounts)                 1996                 1995

                                                                                        (Note)
ASSETS
Current Assets:
     Cash and cash equivalents                                    $ 226,508             $ 164,305
     Short-term investments                                          34,512                88,904
     Accounts receivable, less allowances for doubtful
          accounts of $21,429 in 1996 and $12,854 in 1995           254,096               185,452
     Deferred taxes                                                  13,329                21,504
     Other current assets                                            29,479                25,924

Total current assets                                                557,924               486,089

Property and Equipment, at cost
     Computer equipment                                             225,336               103,650
     Office equipment and leasehold improvements                     67,982                49,292

                                                                    293,318               152,942
     Less accumulated depreciation and amortization                (106,591)              (71,310)

                                                                    186,727                81,632
Software Costs, less accumulated amortization
     of $41,559 in 1996 and $18,980 in 1995                          54,486                36,866
Deferred taxes                                                        7,775                16,248
Long-term investments                                                 6,639                 9,781
Intangible assets                                                    34,693                40,730
Other assets                                                         55,598                19,800

Total Assets                                                      $ 903,842             $ 691,146


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                             $  65,446             $  29,655
     Accrued expenses                                                52,347                34,919
     Accrued employee compensation                                   57,626                49,911
     Income tax payable                                              32,896                41,221
     Deferred taxes                                                   1,612                 1,612
     Deferred revenue                                                84,102                66,681
     Current portion of capital lease obligations                       866                   769
     Other current liabilities                                        4,671                 8,479

Total current liabilities                                           299,566               233,247

Capital lease obligations, less current portion                       1,462                   890
Other noncurrent liabilities                                            897                 1,956
Deferred taxes                                                       31,203                24,488
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01 per share-                          -                      -
          5,000,000 shares authorized, none issued
     Common stock, par value $.01 per share-
          350,000,000 shares authorized, issued 150,782,000
          and 147,984,000 in 1996 and 1995, respectively              1,508                 1,480
     Additional paid-in capital                                     243,564               204,448
     Retained earnings                                              322,805               226,797
     Unrealized gain on available-for-sale securities, net of tax    11,690                 4,064
     Foreign currency translation adjustment                         (8,853)               (6,224)

Total stockholders' equity                                          570,714               430,565

Total Liabilities and Stockholders' Equity                        $ 903,842             $ 691,146


(Note) Balances at December 31, 1995 have been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME


                                                                Years ended December 31,
(in thousands, except per-share data)                        1996         1995         1994
                                                                          (Note)       (Note)
Net Revenues
     Licenses                                                $ 708,035    $ 539,733    $ 364,661
     Services                                                  231,276      174,486      105,451

                                                               939,311      714,219      470,112
Costs and Expenses
     Cost of software distribution                              48,058       38,165       24,773
     Cost of services                                          144,850       91,540       46,799
     Sales and marketing                                       418,695      301,932      203,816
     Research and development                                  120,211       85,643       64,263
     General and administrative                                 64,239       51,113       35,370
     Expenses related to Illustra merger                         5,914            -            -

                                                               801,967      568,393       375,021

     Operating income                                          137,344      145,826        95,091

Interest income                                                  9,868        8,148         3,970
Interest expense                                                (2,617)      (1,154)         (441)
Other income (expense), net                                      3,614          (12)       (2,598)

     Income before income taxes                                148,209      152,808        96,022
Income Taxes                                                    50,391       55,164        34,074

Net Income                                                   $  97,818    $  97,644     $  61,948

Net Income Per Common Share                                  $    0.63    $    0.65     $   0.43

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding:                     155,573      150,627       142,782


(Note) Amounts presented above applicable to the prior periods have been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years ended December 31,
(in thousands)                                                 1996           1995           1994
                                                                              (Note)         (Note)
Operating Activities
Net income                                                     $  97,818      $  97,644      $  61,948
Adjustments to reconcile net income to cash and cash
     equivalents provided by operating activities:
     Depreciation and amortization                                47,207         28,949         16,581
     Amortization of capitalized software                         14,626         12,041          7,848
     Deferred tax expense                                         15,188           (593)          (624)
     Provisions for losses on accounts receivable                 14,983          8,508          3,831
     Foreign currency transaction gain                            (5,349)        (4,609)        (1,323)
     Gain on sales of strategic investments                       (3,856)             -              -
     Loss on disposal of property and equipment                    2,393            605              -
Changes in operating assets and liabilities:
     Accounts receivable                                         (86,528)       (65,683)       (23,527)
     Other current assets                                          4,172         (6,659)        (1,709)
     Accounts payable and accrued expenses                        59,345         70,882         32,843
     Deferred revenue                                             18,277         17,086         11,613

Net cash and cash equivalents provided by operating activities   178,276        158,171        107,481

Investing Activities
Investments of excess cash:
     Purchases of held-to-maturity securities                          -       (144,517)      (124,102)
     Purchases of available-for-sale securities                 (152,179)        (4,303)      (111,923)
     Maturities of held-to-maturity securities                         -         83,159        106,513
     Maturities of available-for-sale securities                 126,137          6,104              -
     Sales of available-for-sale securities                       83,696         27,261        140,866
Purchases of strategic investments                               (12,737)        (1,000)        (1,623)
Proceeds from sales of strategic investments                       7,299              -              -
Purchase of property and equipment                              (148,270)       (56,500)       (25,747)
Proceeds from disposal of property and equipment                   1,929            288              -
Additions to software costs                                      (32,381)       (23,977)       (15,048)
Business combinations, net of cash acquired                       (4,340)       (38,413)        (8,799)
Other                                                            (14,541)        (5,757)          (721)

Net cash and cash equivalents used in investing activities      (145,387)      (157,655)       (40,584)

Financing Activities
Proceeds from issuance of common stock, net                       24,357         27,898         15,836
Principal payments on capital leases                              (1,025)          (442)        (1,342)
Acquisition of common stock                                       (2,388)             -        (22,141)
Reissuance of treasury stock                                         578              -          7,915

Net cash and cash equivalents provided by financing activities    21,522         27,456            268
Effect of exchange rate changes on cash and cash equivalents       7,792          4,050            307

Increase in cash and cash equivalents                             62,203         32,022         67,472
Cash and cash equivalents at beginning of year                   164,305        132,283         64,811

Cash and cash equivalents at end of year                       $ 226,508      $ 164,305      $ 132,283


(Note) Amounts presented above applicable to the prior periods have been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Unrealized      Foreign
                                                   Additional                            Gain on         Currency
                                    Common Stock   Paid-in   Treasury Stock    Retained  Available-for-  Translation
(in thousands)                     Shares  Amount  Capital   Shares  Amount    Earnings  Sale Securities Adjustment Totals
Balances at December 31, 1993      133,286 $1,333  $127,176    (266) $ (2,431) $ 84,030  $     -         $(2,527)   $207,581
 Exercise of stock options           1,170     11     3,557                                                            3,568
 Sale of stock to employees under
 employee stock purchase plan           90      1     1,052                                                            1,053
 Issuance of stock, net of costs     5,608     55    11,499                                                           11,554
 Tax benefits related to stock options               10,062                                                           10,062
 Foreign currency translation adjustment                                                                     929         929
 Acquisition of treasury stock                           (3) (2,723)  (22,139)                                       (22,142)
 Reissuance of treasury stock                                 2,989    24,570   (16,655)                               7,915
 Unrealized gain on available-for-sale
   securities, net of tax                                                                    665                         665
 Net income                                                                      61,948                               61,948

Balances at December 31, 1994      140,154  1,400   153,343       -         -   129,323      665          (1,598)    283,133
 Exercise of stock options           4,377     44    13,712                                                           13,756
 Sale of stock to employees under
      employee stock purchase plan     349      3     6,603                                                            6,606
 Issuance of stock, net of costs     2,571     28     7,508                                                            7,536
 Tax benefits related to stock options               21,291                                                           21,291
 Acquisition of STG                    533      5     1,991                        (170)                               1,826
 Foreign currency translation adjustment                                                                  (4,626)     (4,626)
 Unrealized gain on available-for-sale
      securities, net of tax                                                               3,399                       3,399
 Net income                                                                      97,644                               97,644

Balances at December 31, 1995       147,984 1,480   204,448       -         -   226,797    4,064          (6,224)    430,565
 Exercise of stock options            2,182    22    13,343                                                           13,365
 Sale of stock to employees under
      employee stock purchase plan      616     6    10,986                                                           10,992
 Acquisition of treasury stock            -     -         -    (100)   (2,388)                                        (2,388)
 Reissuance of treasury stock             -     -         -     100     2,388    (1,810)                                 578
 Tax benefits related to stock options               14,787                                                           14,787
 Foreign currency translation adjustment                                                                  (2,629)     (2,629)
 Unrealized gain on available-for-sale
      securities, net of tax                                                               7,626                       7,626
 Net income                                                                      97,818                               97,818

Balances at December 31, 1996       150,782 $1,508 $243,564       -   $     -  $322,805  $11,690         $(8,853)   $570,714

     (Note) Data presented above applicable to the prior periods has been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.

     See Notes to Consolidated Financial Statements.



Note 1 - Summary of Significant Accounting Policies

Organization and Operations. Informix Corporation ("the Company") is a multinational supplier of high-performance, parallel processing database technology for open systems. The Company's products also include application development tools for creating client/server production applications, decision-support systems, ad-hoc query interfaces, and software that allows information to be shared transparently from personal computers to mainframes within the corporate computing environment. In addition to software products, the Company offers training, consulting, and post-contract support to its customers. The principal geographic markets for the Company's products are North America, Europe, Asia/Pacific, Japan, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality, and government services sectors.

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

Restatement of Prior Year Data. As more fully described in Note 9, in February 1996, Informix merged with Illustra Information Technologies, Inc. (Illustra). The merger has been accounted for as a pooling of interests and the historical consolidated financial statements of Informix for all periods prior to the merger have been restated to include the financial position, results of operations, and cash flows of Illustra. Costs of the merger are included in the consolidated results of operations in 1996.

Foreign Currency Translation. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.
     For foreign operations with the U.S. dollar as the functional currency, certain assets and liabilities are remeasured at the year-end exchange rates. Statements of income are remeasured at the average exchange rates during the year. Gains and losses resulting from foreign currency remeasurement and realized gains and losses are included in other expense, net.
     The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company operates, on a limited basis, in certain countries in Latin America, Eastern Europe, and Asia Pacific where there are limited forward currency exchange markets and thus the Company has limited unhedged transaction exposures in these currencies. Gains and losses associated with exchange rate fluctuations on forward foreign exchange contracts are recorded currently as income or loss as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the forward foreign exchange contracts are recorded as other expense, net. See Note 3 of Notes to Consolidated Financial Statements.

Revenue Recognition. The Company generally recognizes license revenue from sales of software licenses upon delivery of the software product to a customer. However, for certain computer hardware manufacturers and end-user licensees with amounts payable within twelve months, the Company will recognize revenue at the time the customer makes a contractual commitment for a minimum non-refundable license fee, if such computer hardware manufacturers and end-user licensees meet certain criteria established by the Company. License revenue from resellers (such as distributors and application vendors) and from other computer hardware manufacturers and end users may be recognized at the earlier of either payment of the license fee or the shipment of the software media on a per-unit basis. However, in no case is revenue recognized unless a master or first copy is delivered to the customer.
     Maintenance contracts generally call for the Company to provide technical support and software updates to customers. Maintenance contract revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from license fees and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.
     The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."
     The Company sold approximately $55 million of software licenses to certain vendors during 1996 where the Company concurrently committed to acquire goods or services in approximately the same dollar amount. These transactions have been accounted for at their fair market value.
     No single customer accounted for 10 percent or more of consolidated revenues in 1996, 1995 or 1994.

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

Software Costs. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. The Company recorded amortization of $14.6 million, $12.0 million, and $7.8 million of software costs in 1996, 1995, and 1994, respectively, in cost of software distribution.

Property and Equipment. Depreciation of property and equipment is calculated using the straight-line method over its estimated useful life, generally the shorter of the applicable lease term or three-to-seven years for financial reporting purposes.

Businesses Acquired. The purchase price of businesses acquired, accounted for as purchased business combinations, is allocated to the tangible and specifically identifiable intangible assets acquired based on their fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date have been five to seven years. The carrying values of goodwill and specified intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. There were no writedowns of intangible assets in 1996, 1995 or 1994. As of December 31, 1996 and 1995, the Company had $50.6 million and $48.4 million of intangible assets, with accumulated amortization of $15.9 million and $7.7 million, respectively, as a result of these acquisitions.

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

Other Concentrations. In 1996, the Company derived half of its revenue from software license agreements with resellers including original computer equipment manufacturers (OEMs), distributors and value added resellers (VARs) including application vendors. The Company estimates that slightly less than half of the licenses sold to these resellers in 1996 were not resold to end users prior to December 31, 1996. If these resellers do not commit to licensing the same level of products for resale to end users in 1997, the Company's revenues in future periods could be adversely affected.

Cash, Cash Equivalents, Short-Term Investments, and Long-Term Investments. The Company considers liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company considers investments with a maturity of more than three months but less than one year to be short-term investments. Investments with an original maturity of more than one year are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value. Cash equivalents are carried at amortized cost.
     The Company invests its excess cash in accordance with its short-term and long-term investments policy, which is approved by the Board of Directors. The policy authorizes the investment of excess cash in government securities, municipal bonds, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1 (a small portion of the portfolio may consist of commercial paper rated A-2/P-2), and other specific money market instruments of similar liquidity and credit quality. The Company has not experienced any significant losses related to these investments.

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

Fair Value of Financial Instruments. Fair values of cash, cash equivalents, short and long term investments, other assets, and currency forward contracts are based on quoted market price.

Reclassifications. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Note 2 -Financial Instruments

     The following is a summary of available-for-sale debt and equity securities:

December 31, 1996                                            Available-for-sale securities
(In thousands)                                               Gross      Gross       Estimated
                                                             Unrealized Unrealized  Fair
                                                Cost         Gains      Losses      Value
U.S. Treasury Securities                        $ 61,308     $     -    $   (20)    $ 61,288
Commercial Paper                                  15,872          14         (2)      15,884
Municipal Bonds                                   27,317          10        (48)      27,279
Auctioned Preferred Stock                          4,504           -         (4)       4,500
      Total Debt Securities                      109,001          24        (74)     108,951
U.S. Equity Securities                            15,404      18,490          -       33,894
                                                $124,405     $18,514    $   (74)    $142,845

Amounts included in cash and cash equivalents   $ 67,806     $     -    $    (6)    $ 67,800
Amounts included in short-term investments        34,548          19        (55)      34,512
Amounts included in long-term investments          6,647           5        (13)       6,639
Amounts included in other assets                  15,404      18,490          -       33,894
                                                $124,405     $18,514    $   (74)    $142,845


The maturity dates of the financial instruments included in long-term investments vary from 1998 to 2026.


December 31, 1995                                            Available-for-sale securities
(In thousands)                                               Gross      Gross       Estimated
                                                             Unrealized Unrealized  Fair
                                                Cost         Gains      Losses      Value
U.S. Treasury Securities                        $  5,608     $     -    $     -     $  5,608
Commercial Paper                                  51,288         146        (88)      51,346
Municipal Bonds                                   82,096          71       (213)      81,954
Auctioned Preferred Stock                          2,506           -         (5)       2,501
      Total Debt Securities                      141,498         217       (306)     141,409
U.S. Equity Securities                             6,110       7,500       (831)      12,779
                                                $147,608     $ 7,717    $(1,137)    $154,188

Amounts included in cash and cash equivalents   $ 42,724     $     -    $     -     $ 42,724
Amounts included in short-term investments        89,072         137       (305)      88,904
Amounts included in long-term investments          9,702          80         (1)       9,781
Amounts included in other assets                   6,110       7,500       (831)      12,779
                                                $147,608     $ 7,717    $(1,137)    $154,188


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


Note 3 - Derivative Financial Instruments

          The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. The Company's practice is to settle all foreign exchange contracts within ten calendar days of year end and thus there is no material difference between the contract value and the fair value of the contracts at December 31, 1996 and 1995. At December 31, 1996 and 1995, the Company had approximately $168.6 million and $77.2 million of forward foreign exchange contracts outstanding, respectively. The table below summarizes by currency the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1996 and December 31, 1995.


FORWARD CONTRACTS


At December 31, 1996  (In thousands)     Face Value     Unrealized Gain/(Loss)
    Forward currency contracts sold:
      Deutsche Mark                      $ 55,815       $   (24)
      Japanese Yen                         41,384          (143)
      British Pound                        16,051           (12)
      French Franc                          8,252             -
      Malaysian Ringgit                     5,914             1
      Taiwanese NT                          5,609            (2)
      Italian Lira                          4,555            (9)
      Singapore Dollar                      3,600            (8)
      Holland Guilder                       3,558             1
      Sweden Krona                          2,246             1
      Swiss Franc                           1,622             1
      Portuguese Escudo                     1,574             -
      Other (under $1 million)              2,240            (1)
      Total                              $152,420       $  (195)

     Forward currency contracts purchased:

      British Pound                      $ 10,501       $  (192)
      Deutsche Mark                         4,198             6
      Other (under $1 million)              1,472            (7)
      Total                              $ 16,171       $  (193)


      Grand Total                        $168,591       $  (388)




FORWARD CONTRACTS


At December 31, 1995  (In thousands)  Face Value  Unrealized Gain/(Loss)
    Forward currency contracts sold:
      Deutsche Mark                      $ 25,356      $  (14)
      Japanese Yen                         21,817         (74)
      Spanish Peseta                        6,178          (4)
      French Franc                          4,807          (7)
      Singapore Dollars                     4,326           6
      Italian Lira                          2,403           4
      British Pound                         2,329          22
      Malaysian Ringgit                     2,287          (2)
      Dutch Guilder                         1,550           1
      Portuguese Escudo                     1,369          (1)
      Austrian Schilling                    1,361           -
      Other                                 3,369          (1)
      Total                              $ 77,152      $  (70)


     Other than the use of forward foreign exchange contracts as discussed immediately above, the Company does not currently invest in or hold any other financial instruments defined as derivative financial instruments by FAS 119.


Note 4 - Stock-based Benefit Plans

     Option Plans
     Under the Company's 1986 Employee Stock Option Plan, options are granted at fair market value on the date of the grant. Options are generally exercisable in cumulative annual installments over three to five years. Payment for shares purchased upon exercise of options may be by cash or, with Board approval, by full recourse promissory note or by exchange of shares of the Company's common stock at fair market value on the exercise date. Options under the 1986 Plan expired on July 29, 1996, which was 10 years after the date of grant.
     Additionally, 1,600,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors. At December 31, 1996, 675,000 shares were available for grant under this Plan.
     In April 1994, the Company adopted the 1994 Stock Option and Award Plan; 8,000,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. At December 31, 1996, 788,783 shares were available for grant under this Plan.
     In February 1996, on acquisition of Illustra, all of Illustra's outstanding options were converted into options to purchase 2.4 million shares of Informix common stock. All stock options were restated to include Illustra's options under the pooling-of-interests method. There were 172,677 shares available for grant under this Plan at December 31, 1996.

     Following is a summary of activity for all stock option plans for the three years ended December 31, 1996:



                                     Number            Options
                                     of Shares         Price per Share
Outstanding at December 31, 1993     15,739,957        $ 0.06   to   $13.13
Options granted                       4,029,815          0.19   to    14.44
Options exercised                    (3,627,468)         0.06   to    12.75
Options canceled                     (1,128,532)         0.06   to    11.88

Outstanding at December 31, 1994     15,013,772          0.06   to    14.44
Options granted and assumed           5,456,927          0.19   to    34.00
Options exercised                    (3,852,697)         0.19   to    13.88
Options canceled                       (864,920)         0.06   to    32.75

Outstanding at December 31, 1995     15,753,082          0.06   to    34.00

<CAPTION
                                                         Weighted Average Price
Options granted and assumed           5,850,225          $ 24.3456
Options exercised                    (2,927,260)            4.6069
Options canceled                     (1,561,800)           17.1483

Outstanding at December 31, 1996     17,114,247          $ 13.4495




The following table summarizes information about options outstanding at December 31, 1996:
                                    Options Outstanding                                        Options Exercisable
                     ______________________________________________________  ____________________________________
                     Number                Weighted-Average  Weighted        Number                Weighted
Range of             Outstanding           Remaining         Average         Exercisable           Average
Exercise Prices      at December 31, 1996  Contractual Life  Exercise Price  at December 31, 1996  Exercise Price
$ 0.0700 - $ 0.6719  2,304,968             6.63              $ 0.3911        2,304,968             $ 0.3911
$ 0.6875 - $ 0.7500    380,100             4.38              $ 0.7447          380,100             $ 0.7447
$ 0.7656 - $ 3.5938  1,731,085             5.08              $ 3.2936        1,730,236             $ 3.2943
$ 3.7188 - $ 7.5000  1,888,065             6.88              $ 6.7008        1,087,165             $ 6.1130
$ 7.5938 - $ 8.6250  1,871,601             6.26              $ 8.6012        1,286,801             $ 8.6017
$ 8.6875 - $10.7813    420,675             6.79              $10.0854          184,300             $10.1559
$10.8750 - $18.2500  2,761,139             8.24              $17.8675          723,415             $17.6530
$18.3750 - $23.1250  2,001,650             9.74              $22.1668           37,750             $20.9894
$23.2500 - $24.1250  2,766,288             9.33              $24.0838           59,116             $23.8057
$24.2500 - $34.7500    988,676             9.08              $30.3152          194,325             $28.4078

$ 0.0700 - $34.7500 17,114,247             7.61              $13.4495        7,988,176             $ 5.8788



     In connection with all stock option plans, 18,750,708 shares of common stock were reserved for issuance as of December 31, 1996. At December 31, 1995, 4,898,537 options were exercisable.

     Employee Stock Purchase Plan
     The Company also has a qualified Employee Stock Purchase Plan
(ESPP) under which 7,600,000 shares of common stock, in the aggregate, have been authorized for issuance. Under the terms of the Plan, employees may contribute, through payroll deductions, up to 10 percent of their base pay and purchase up to 500 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees may elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees may elect to reduce the rate of contribution one time in each quarter. The price at which employees may purchase shares is 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1996, 1995, and 1994 the Company issued 616,128 shares, 347,743 shares, and 484,756 shares, respectively, under this Plan. In connection with the Employee Stock Purchase Plan, 650,587 shares were reserved for issuance as of December 31, 1996.

     Stock Repurchase Authorization
     The Board of Directors had authorized the purchase of up to 8 million shares of the Company's common stock in the open market to satisfy requirements under Stock Option and Stock Purchase Plans under a stock repurchase plan. In 1996, the Company rescinded the stock repurchase authorization.

     Stock Based Compensation
     As permitted under FASB Statement No.123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.
     Pro forma information regarding the net income and earnings per share is required by FASB 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employee have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reasonable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:


                                         Options                           ESPP
                                  1996             1995            1996            1995
Expected life (years)             4.5 year         4.5 year         .25 year        .25 year
Expected volatility (percent)      .5822 - .6327    .5642 - .6239   .5765 - .9662   .4170 - .7295
Risk-free interest rate (percent) 5.20 - 6.09      5.82 - 7.72     5.01 - 5.85     5.49 - 6.07


     For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows (in thousands except for net income per share information):


                                               1996       1995
            Net income           As reported   $  97,818  $  97,644
                                 Pro forma     $  77,187  $  87,696

            Net income per share As reported   $    0.63  $    0.65
                                 Pro forma     $    0.50  $    0.58


     FASB 123 is applicable only to awards granted subsequent to December 31, 1994, therefore its pro forma effect will not be fully reflected until approximately 1998.
     Calculated under FASB 123, the weighted-average fair value of the options granted during 1996 and 1995 was $13.04 and $10.39 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP during 1996 and 1995 were $7.47 and $5.27, respectively.


Note 5 - 401(k) Plan

     The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit ($9,500 for 1996). In 1996, the Company matched 50 percent of each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1996, 1995 and 1994 were $3.8 million, $2.5 million and $1.4 million, respectively.


Note 6 - Commitments

     The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:


(In thousands)                   December 31, 1996   December 31, 1995
Computer equipment               $     8,825         $     7,924
Office equipment                       2,474               1,636
                                      11,299               9,560
Less: accumulated amortization         8,985               7,716
                                 $     2,314         $     1,844


     During 1996 and 1995, the Company financed approximately $1,800,000 and $1,677,000, respectively, of equipment purchases under capital lease arrangements. Amortization with respect to leased equipment is included in depreciation expense.
     The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $42.4 million, $19.7 million and $17.3 million in 1996, 1995 and 1994, respectively.
     The Company plans on relocating its corporate headquarters to Santa Clara, California approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two-year lease for twenty seven acres of undeveloped commercial real estate ("the Real Estate Lease"). Upon termination of the lease term, the Company will have the option to purchase the land, or if such purchase option is not exercised, arrange for the sale of the parcels to an unrelated third party. In the event the later option is exercised, the Company is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the parcels, approximately $61.5 million. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $60 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. Interest on these deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payments due under the lease. The resulting net monthly lease payments will be recognized by the Company as rent expense over
the lease term.   The real estate lease also includes certain financial
performance criteria which must be met by the Company during the lease term.
     In addition, in November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara adjacent to the twenty seven acres described above. The lease term is for fifteen years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments increase within a contractual range based on changes in the Consumer Price Index.
     As of December 31, 1996, the Company has spent approximately $63 million and is contractually obligated to additionally purchase approximately $45 million in various computer equipment related to its Superstores from certain vendors who have concurrently licensed the Company's software. These transactions are consummated at fair market value.
     Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1996, are as follows:


Year Ending December 31                 Capital         Non-Cancelable
(In thousands)                          Leases          Operating Leases
1997                                    $ 1,265         $ 45,941
1998                                        803           44,591
1999                                        386           41,244
2000                                        153           23,438
2001                                          -           16,396
Thereafter                                    -           88,904
Total payments                            2,607         $260,514
Less: amount representing interest          279
Present value of minimum lease payments   2,328
Less current portion                        866
                                        $ 1,462


Note 7 - Geographic Information

     Net revenues, operating income, and identifiable assets for the Company's U.S., European, Asia/Pacific and other foreign operations are summarized below by year:



(In thousands)      United States    Europe     Asia/Pacific    Other      Eliminations    Total
1996:
Net revenues        $471,559         $346,797   $119,757        $ 57,939   $ (56,741)      $939,311
Operating income      43,169           72,754     10,554          11,876      (1,009)       137,344
Identifiable assets  699,285          250,773    116,160          45,182    (207,558)       903,842
1995:
Net revenues        $383,746         $241,009   $ 97,884        $ 44,619   $ (53,039)      $714,219
Operating income      96,321           31,313     12,607           6,990      (1,405)       145,826
Identifiable assets  620,966          227,058     85,712          29,445    (272,035)       691,146
1994:
Net revenues        $261,336         $145,899   $ 50,008        $ 27,948   $ (15,079)      $470,112
Operating income      38,708           15,969     31,045          10,322        (953)        95,091
Identifiable assets  387,785          109,939     19,394          16,658     (84,231)       449,545


     Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, and which in general are in accordance with the rules and regulations of the respective governing tax authorities.
     Export revenues consisting of sales from the Company's U.S.
operating subsidiary to non-affiliated customers were as follows:



(In thousands)       1996        1995        1994
Canada               $  7,521    $  6,216    $  5,600
Latin America           6,556       6,817       6,641
Asia/Pacific            3,391       7,887      32,820
Other                   3,437       1,301       3,015
Total                $ 20,905    $ 22,221    $ 48,076


Note 8 - Income Taxes

     The provision for income taxes applicable to income before income taxes consists of the following:


(In thousands)      1996          1995          1994
Currently payable:
Federal             $ 16,252      $ 43,286      $ 27,150
State                  3,219         6,999         4,548
Foreign               11,511        13,181         6,160
                      30,982        63,466        37,858
Deferred:
Federal               19,147           285           (16)
State                  3,082           523           386
Foreign               (2,820)       (9,110)       (4,154)
                      19,409        (8,302)       (3,784)
                    $ 50,391      $ 55,164      $ 34,074


     In 1996, 1995 and 1994, the Company recognized tax benefits related to stock option plans of $14.8 million, $21.3 million and $10.1 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.
     Income before income taxes consists of the following:

<CAPTION

(In thousands)      1996           1995          1994
Domestic            $ 67,906       $119,136      $ 85,253
Foreign               80,303         33,672        10,769
                    $148,209       $152,808      $ 96,022


     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:


                                                         1996                 1995                  1994
(In thousands)                                    Amount      Percent  Amount      Percent   Amount       Percent
Computed tax at federal statutory rate            $ 51,873    35.0%    $ 53,483    35.0%     $  33,608    35.0%
Losses which resulted in no current tax benefit          -       -            -       -            908     0.9%
Research and development credits                    (1,457)   (1.0%)     (1,435)   (0.9%)       (1,241)   (1.3%)
State income taxes, net of federal tax benefit       3,972     2.7%       4,846     3.2%         3,171     3.3%
Benefit from net earnings of foreign subsidiaries
     considered to be permanently reinvested
     in non-U.S. operations                         (5,625)   (3.8%)     (3,000)   (2.0%)       (2,000)   (2.1%)
Other, net                                           1,628     1.1%       1,270     0.8%          (372)   (0.3%)
                                                  $ 50,391    34.0%    $ 55,164    36.1%     $  34,074    35.5%


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:



(In thousands)                                  1996       1995
Deferred Tax Assets:
Reserves and accrued expenses                   $  9,519    $ 8,600
Deferred revenue                                   2,717      3,432
Foreign net operating loss carryforwards           9,182      6,964
Domestic net operating loss carryforwards          7,984      7,984
Foreign taxes in excess of taxes at U.S. rate          -      3,226
Other                                                555        646
Total deferred tax assets                         29,957     30,852
Valuation allowance for deferred tax assets         (908)      (908)
Net deferred tax assets                           29,049     29,944

Deferred Tax Liabilities:
Capitalized software                              17,704     10,329
Revenue recognition                                1,612      1,612
Taxes on unremitted foreign earnings              14,990      3,850
Valuation of investment portfolio                  6,454      2,501
Total deferred tax liabilities                    40,760     18,292
Net deferred tax assets (liabilities)           $(11,711)   $11,652


     Cumulative undistributed earnings of the Company's Irish subsidiary for which no U.S. income taxes have been provided aggregated approximately $45.9 million at December 31, 1996. These earnings are considered to be permanently reinvested in non-U.S. operations. Additional taxes of approximately $11.5 million would have to be provided if these earnings were repatriated to the U.S.
     At December 31, 1996, the Company had approximately $23.7 million, $21.0 million and $10.5 million of foreign, federal and state net operating loss carryforwards. The foreign and state net operating loss carryovers expire at various dates beginning in 1998. The federal net operating loss carryovers expire at various dates beginning in 2008. Income taxes paid amounted to $22.7 million, $18.6 million and $22.5 million in 1996, 1995 and 1994, respectively.


Note 9 - Business Combinations

     In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation, a distributor of its products in Japan. The Company acquired the remaining 10 percent interest in January 1996. The acquisition was recorded as a purchase. The purchase price of ASCII's database division was approximately $46.0 million, of which approximately $35.4 million has been allocated to intangible assets acquired.
     In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation, a distributor of its products in Korea. The acquisition was recorded as a purchase. The Company has acquired the remaining 20 percent in January 1997 for approximately $1 million. The initial purchase price of this business was approximately $4.6 million, and was increased by approximately $3.0 million in January 1997 due to performance incentives outlined in the agreement, of which approximately $7.0 million has been allocated to intangible assets acquired.
     The operating results of these businesses have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.
     In February 1996, the Company acquired Illustra Information Technologies, Inc. (Illustra), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.4 million shares of Informix common stock were reserved for issuance in connection the assumption of Illustra's outstanding stock options and warrants. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all prior periods presented have been restated to include the accounts and operations of Illustra as if the merger was consummated at the beginning of the earliest period presented. Merger fees of approximately $5.9 million were recorded in the first quarter of 1996. The following table presents the separate operating results for Informix Corporation and Illustra for the periods prior to the acquisition date (because the operating results of Illustra for the period January 1, 1996 to the effective date of the merger were immaterial to the combined Company, for the purposes of this table an acquisition date of January 1, 1996 is assumed).


                    Year Ended          Year Ended
                    December 31, 1995   December 31, 1994
Net revenues:
     Informix       $708,985            $468,697
     Illustra          5,234               1,415
     Combined       $714,219            $470,112

Net income (loss):
     Informix       $105,333            $ 66,196
     Illustra         (7,689)             (4,248)
     Combined       $ 97,644            $ 61,948


Note 10 - Litigation

     In the ordinary course of business, various lawsuits and claims are filed against the Company. It is the Company's opinion that the resolution of such litigation will not have a material effect on the Company's financial position, results of operations, or cash flows.



Note 11 - Selected Quarterly Financial Data (Unaudited)


                                         First       Second      Third       Fourth
(In thousands, except per-share data)    Quarter     Quarter     Quarter     Quarter
1996:
Net revenues                             $204,021    $226,282    $238,180    $270,828
Gross profit                              160,584     178,474     189,003     218,342
Net income                                 15,891      21,628      26,181      34,118
Net income per share                         0.10        0.14        0.17        0.22

1995:
Net revenues                             $148,037    $164,068    $182,701    $219,413
Gross profit                              121,893     134,042     150,183     178,396
Net income                                 17,646      20,184      23,896      35,918
Net income per share                         0.12        0.14        0.16        0.23



INFORMIX CORPORATION


SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


(amounts in thousands)
                                                      Additions
                                 Balance at   Charged to      Charged to                  Balance at
                                 Beginning    Costs and       Other                       End of
                                 of Period    Expenses        Accounts       Deductions   Period
                                                              (1)            (2)
Allowance For Doubtful Accounts

Year ended December 31, 1996     $ 12,854     $ 15,329        $     -        $  6,754     $ 21,429

Year ended December 31, 1995     $  6,049     $  8,247        $   261        $  1,703     $ 12,854

Year ended December 31, 1994     $  3,181     $  1,937        $ 1,900        $    969     $  6,049


(1)   Charged to net revenues

(2)  Uncollectible accounts written off, net of recoveries


(Note) Data at December 31, 1995 and December 31, 1994 have been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. as a pooling-of-interests.



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders - Informix Corporation
     We have audited the accompanying consolidated balance sheets of Informix Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informix Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/Ernst & Young LLP

San Jose, California
February 3, 1997



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual
Stockholders Meeting to be held on May 22, 1997. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.


ITEM 11.     EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 22, 1997.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     Information regarding security ownership is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 22, 1997.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled "Stock Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting to be held on May 22, 1997.


PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)1.     Financial Statements

     The following financial statements are filed as a part of this Annual
Report:

     Financial Statements Covered by Report of Independent Auditors:

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Financial Statements:
               Balance Sheets at December 31, 1996 and 1995
               Statements of Income for each of the three years in the
                 period ended December 31, 1996
               Statements of Stockholders' Equity for each of the three
                 years in the period ended December 31, 1996
               Statements of Cash Flows for each of the three years in
                 the period ended December 31, 1996
               Notes to Consolidated Financial Statements (except Note
                 11)

     Supplementary Financial Data Not Covered By Report of Independent
       Auditors:

               Note 11 of Notes to Consolidated Financial Statements

(a)2.     Financial Statement Schedule

     The following financial statement schedule is filed as a part of this Annual Report:

     Financial Statement Schedule Covered By Report of Independent
       Auditors:

          Schedule as of and for the three years in the period ended
            December 31, 1996, as applicable:

          Schedule II  -  Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.

(a)3.     Exhibits

3.1 (1)     Restated Certificate of Incorporation, as amended.
3.2 (1)     By-Laws, as amended.
4.1 (2)     Amended and Restated Preferred Share Rights Agreement.
10.1 (3)    Form of Indemnity Agreement.
10.2 (4)    Form of Amended Indemnity Agreement.
10.3 (5)    1989 Directors Stock Option Plan.
10.4 (6)    Amendment to the 1989 Directors Stock Option Plan.
10.5        Purchase Agreement dated as of January 6, 1997 between the
              Company and BPN Leasing Corporation ("BPN").
10.6        Lease Agreement dated as of January 6, 1997 between the
              Company and BPN.
10.7        Pledge Agreement dated as of January 6, 1997 between the
              Company, BPN and Banque Nationale de Paris.
11          Schedule re: Computation of Per Share Earnings.
21          Subsidiaries of the Registrant.
23          Consent of Independent Auditors.
24          Power of Attorney (set forth on signature page).
27          Financial Data Schedules.
_______________

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


(b)         Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Informix Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          INFORMIX CORPORATION

                                          By:  /s/ PHILLIP E. WHITE
                                             Phillip E. White, Chairman

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Stanley, Alan S. Henricks and Karen Blasing, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                  Title                                  Date
/s/ Phillip E. White       Chairman, President,                   March 28, 1997
(Phillip E. White)         Chief Executive Officer and Director
                           (Principal Executive Officer)

/s/ Alan S. Henricks       Executive Vice President, and          March 28, 1997
(Alan S. Henricks)         Chief Financial Officer
                           (Principal Financial Officer)

/s/ Albert F. Knorp, Jr.   Director                               March 28, 1997
(Albert F. Knorp, Jr.)

/s/ James L. Koch          Director                               March 28, 1997
(James L. Koch)

/s/ Thomas A. McDonnell    Director                               March 28, 1997
(Thomas A. McDonnell)

/s/ Cyril J. Yansouni      Director                               March 28, 1997
(Cyril J. Yansouni)

/s/ Karen Blasing          Corporate Controller                   March 28, 1997
(Karen Blasing)            (Principal Accounting Officer

