Form 10-Q
period 1997-03-30
INFORMIX CORP
filed 1997-05-14
CIK 799089

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q

(Mark One)
  [ X ]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended March 30, 1997
OR
  [   ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from            to             .

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

At April 25, 1997, 151,679,178 shares of the Registrant's Common Stock were outstanding.

Total number of pages 23
 .



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
  Statements (Unaudited):

   Condensed Consolidated Statements of
   Operations for the three-month periods
   ended March 30, 1997 and March 31, 1996             3

   Condensed Consolidated Balance Sheets as of
   March 30, 1997 and December 31, 1996                4

   Condensed Consolidated Statements of Cash
   Flows for the three-month periods ended
   March 30, 1997 and March 31, 1996                   5

   Notes to Condensed Consolidated
   Financial Statements                                6

 Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations     8

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K             19

Signature page                                        20



                   INFORMIX CORPORATION
       Condensed Consolidated Statements of Operations
            (in thousands, except per share data)
                      (Unaudited)


                                       Three months ended
                                     March 30,     March 31,
                                       1997          1996
                                    ----------    ----------
Net revenues:
  Licenses                           $  71,676    $ 151,193
  Services                              61,988       52,828
                                     ----------   ----------
                                       133,664      204,021
Costs and expenses:
  Cost of software distribution         29,327       10,028
  Cost of services                      41,152       33,409
  Sales and marketing                  125,548       91,143
  Research and development              35,289       25,544
  General and administrative            29,237       14,681
  Write-off of goodwill and other
    long-term assets                    30,473            -
  Write-off of acquired research
    and development                      7,000            -
  Expenses related to Illustra merger        -        5,914
                                     ----------   ----------
                                       298,026      180,719
                                     ----------   ----------
  Operating income (loss)             (164,362)      23,302

Interest income                          1,267        2,250
Interest expense                          (725)        (264)
Other income/(expense), net              2,778          (64)
                                     ----------   ----------
  Income (loss) before income taxes   (161,042)      25,224
Income taxes (benefits)                (20,935)       9,333
                                     ----------   ----------
Net income (loss)                    $(140,107)   $  15,891
                                     ==========   ==========

Net income (loss) per share          $   (0.93)   $    0.10

Weighted average number of common
  and common equivalent shares
  outstanding                          151,049      155,788


See Notes to Condensed Consolidated Financial Statements.





                   INFORMIX CORPORATION
            Condensed Consolidated Balance Sheets
                 (Unaudited, in thousands)


                                    March 30,   December 31,
                                      1997         1996
                                   -----------  -----------
                                                   (Note)
ASSETS

Current assets:
  Cash and cash equivalents         $  85,291     $ 226,508
  Short-term investments               35,280        34,512
  Accounts receivable, net            193,618       254,096
  Deferred taxes                       13,134        13,329
  Other current assets                 37,152        29,479
                                    ----------    ----------
    Total current assets              364,475       557,924

Property and equipment, net           175,495       186,727
Software costs, net                    43,457        54,486
Deferred taxes                          7,775         7,775
Long-term investments                   6,639         6,639
Intangible assets                      12,131        34,693
Restricted cash                        61,500             -
Other assets                           48,189        55,598
                                    ----------    ----------
      Total assets                  $ 719,661     $ 903,842
                                    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                  $  46,797     $  65,446
  Accrued expenses                     54,147        52,347
  Accrued employee compensation        65,752        57,626
  Income taxes payable                  1,713        34,508
  Deferred revenue                     90,955        84,102
  Other liabilities                     3,271         5,537
                                    ----------    ----------
    Total current liabilities         262,635       299,566

Other liabilities                       2,404         2,359
Deferred taxes                         32,374        31,203
Commitments and contingencies

Stockholders' equity:
  Common stock                          1,512         1,508
  Additional paid-in capital          245,177       243,564
  Retained earnings                   182,698       322,805
  Unrealized gain on available-
    for-sale securities, net of tax     7,837        11,690
  Foreign currency translation
    adjustment                        (14,976)       (8,853)
                                    ----------    ----------
    Total stockholders' equity        422,248       570,714
                                    ----------    ----------
      Total liabilities and
        stockholders' equity        $ 719,661     $ 903,842
                                    ==========    ==========


(Note) Columnar amounts are derived from audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.






                   INFORMIX CORPORATION
       Condensed Consolidated Statements of Cash Flows
                      (in thousands)
                       (Unaudited)


                                      Three months ended
                                   ------------------------
                                   March 30,      March 31,
                                      1997           1996
                                   ----------    ----------
OPERATING ACTIVITIES
Net income (loss)                  $(140,107)    $  15,891
Adjustments to reconcile net
  income to net cash and cash
  equivalents provided by (used
  in) operating activities:
   Depreciation and
    amortization                      23,404         8,798
   Amortization and write-off
    of capitalized software           20,233         3,624
   Deferred tax expense                    -          (134)
   Provisions for losses on
    accounts receivable               11,006         2,350
   Write-off of goodwill and
    other long-term assets            30,473             -
   Write-off of acquired research
    and development                    7,000             -
   Foreign currency transaction
    loss                               5,066         1,138
   (Gain) loss on disposal of
    property and equipment               (50)          713
   Changes in operating assets
    and liabilities:
    Accounts receivable               41,960        (2,464)
    Other current assets             (16,628)       (1,442)
    Accounts payable and
     accrued expenses                (28,917)      (22,383)
    Deferred revenue                   8,651         5,037
                                   ----------    ----------
Net cash and cash equivalents
  provided by (used in) operating
  activities                         (37,909)       11,128

INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale
   securities                        (10,374)      (55,827)
  Maturities of available-for-sale
   securities                          9,585        38,053
Purchases of strategic investments    (1,750)            -
Purchase of property and
  equipment                          (20,431)      (15,797)
Amount held as restricted cash       (61,500)            -
Proceeds from disposal of
  property and equipment                 279         1,064
Additions to software costs           (8,104)       (6,742)
Business combinations, net of
  cash acquired                       (8,786)       (1,000)
Other                                   (253)       (3,087)
                                   ----------    ----------
Net cash and cash equivalents
  used in investing activities      (101,334)      (43,336)

FINANCING ACTIVITIES
Proceeds from issuance of stock        1,617         5,661
Principal payments on capital
  leases                                (885)         (207)
                                   ----------    ----------
Net cash and cash equivalents
  provided by financing
  activities                             732         5,454
                                   ----------    ----------
Effect of exchange rate changes
  on cash and cash equivalents        (2,706)         (451)
                                   ----------    ----------
Decrease in cash and cash
  equivalents                       (141,217)      (27,205)

Cash and cash equivalents
  at beginning of period             226,508       164,305
                                   ----------    ----------
Cash and cash equivalents at
  end of period                    $  85,291     $ 137,100
                                   ==========    ==========


See Notes to Condensed Consolidated Financial Statements.



INFORMIX CORPORATION
Notes to Condensed Consolidated Financial Statements
March 30, 1997
(Unaudited)


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


Note B - Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive.

     In  February 1997, the Financial Accounting Standards Board issued
Statement No. 128 ("FAS 128"), "Earnings per Share", which is  required to  be adopted on December 31, 1997.  At that time, the Company will be required  to  change the method currently used to compute earnings  per share and to restate all prior periods.  Under the new requirements for calculating  primary earnings per share, the dilutive effect  of  stock options  will  be  excluded.  The impact is expected to  result  in  an increase  in  primary  earnings per share for the first  quarter  ended
March  31,  1996  to  $0.11.   The  impact  of  Statement  128  on  the
calculation  of primary earnings per share for the first quarter  ended
March 30, 1997 is not material.


Note C - Stockholders' Equity

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1996            150,781,634
Shares issued upon exercises of stock options          432,459
                                                  -------------
Shares outstanding at March 30, 1997               151,214,093


Note D - Business Combinations

      In  February  1996,  the  Company acquired  Illustra  Information
Technologies,  Inc.  ("Illustra"),  a  company  that  provides  dynamic content  management  database software and tools for  managing  complex data  in  the  Internet, multimedia/entertainment, financial  services, earth sciences and other markets. Approximately 12.7 million shares  of
Informix common stock were issued to acquire all outstanding shares  of
Illustra  common  stock. An additional 2.3 million shares  of  Informix common  stock  were  reserved  for  issuance  in  connection  with  the assumption of Illustra's outstanding options. The transaction has  been
accounted  for  as  a  pooling  of  interests,  and  accordingly,   the
consolidated financial statements for all periods presented include the accounts  and  operations of Illustra. Related merger  and  transaction fees  of  approximately $5.9 million have been recorded  in  the  first quarter of 1996.

      In  February  1997, the Company acquired all of  the  outstanding capital  stock of Centerview Software, Inc. ("Centerview"), a privately
owned   corporation  that  provides  software  tools  for   application
development.   The  aggregate  purchase price  was  approximately  $8.7
million,  which  included cash plus direct costs of  acquisition.   For
financial statement purposes, the acquisition has been accounted for as a  purchase  and, based on an independent appraisal of all  the  assets acquired  and liabilities assumed, the purchase price was allocated  to the  specifically identifiable tangible and intangible assets acquired,
including   approximately  $7  million  of   purchased   research   and
development  which  has been charged to operations in  the  period  the acquisition was consummated - the first quarter of 1997.


Note E - Commitments

      In  January 1997, the Company entered into a two-year lease ("the
Real  Estate  Lease") for twenty seven acres of undeveloped  commercial real  estate  to construct new corporate headquarters in  Santa  Clara,
California. Upon termination of the lease term, the Company  will  have the  option  to  purchase the land, or if such purchase option  is  not exercised,  arrange for the sale of the parcels to an  unrelated  third party.  In  the  event the latter option is exercised, the  Company  is required  to  pay  the  lessor any difference  between  the  net  sales proceeds  and  the  lessor's investment in the  parcels,  approximately
$61.5  million. In order to secure performance of its obligation  under the  lease,  the Company was required to pledge certain cash collateral to  the  lessor throughout the full term of the lease. Accordingly,  in
January 1997, the Company deposited $61.5 million in cash into  a  non-
interest bearing collateral account controlled by an affiliate  of  the lessor.  This  cash  is reflected in long term assets  on  the  balance sheet.  Interest on these deposits computed at market rates,  otherwise due to the Company, have been assigned by the Company to the lessor  in order  to reduce the gross monthly lease payments due under the  lease.
The  resulting  net  monthly lease payments will be recognized  by  the
Company as rent expense over the lease term. The real estate lease also includes  certain financial performance criteria which must be  met  by the Company during the lease term. As of March 30, 1997, the Company is in  compliance with its financial ratio covenants under this agreement.
The  Company expects it will not be in compliance with these  financial covenants  at  the  end of the second quarter and is currently  in  the
process  of discussing the terms of the contract with the lessor.   The
lease  is  fully cash collateralized and the Company has the  right  to terminate  the  lease,  on thirty days notice, by  releasing  the  cash collateral to the lessor in exchange for taking title to the land.


Note F - Write-off of Goodwill and Other Long-Term Assets

      In accordance with Financial Accounting Standards Board Statement
No.  121, "Accounting for the  Impairment of Long Lived Assets and  for
Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill.
Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or resale market quotes as appropriate.


Note G - Subsequent events

      Following  the  Company's announcement on April 1,  1997  of  its preliminary  results  for  the first quarter  ending  March  30,  1997, several  class  action  lawsuits were filed  against  the  Company  and certain  of  its  current and former executive  officers  in  the  U.S.
District  Court, Northern District of California.  The  complaints  are similar  and  allege violations of federal and state  securities  laws.
Management believes that the claims made in the lawsuits are  meritless
and  intends  to  vigorously defend these suits.   In  the  opinion  of
Management,  resolution of this litigation is not expected  to  have  a material  adverse  effect  on the financial position  of  the  Company.
However, although no estimate of any outcome can currently be made,  an unfavorable  resolution  of  this matter could  materially  affect  the
Company's  future results of operations or cash flows in the period  of resolution.

      The  Company  is  also  a  party to various  legal  disputes  and proceedings arising from the ordinary course of business.  Although  no
estimate   of  any  outcome  can  currently  be  made,  an  unfavorable resolution  of  these  matters could materially  affect  the  Company's future results of operations or cash flows in the period of resolution.



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

RESULTS OF OPERATIONS

      The following table sets forth operating results as a percentage of net revenues for the three-month periods ended March 30, 1997 and March 31, 1996, respectively, and the percent change in the operating results for three-month period ended March 30, 1997 compared to the respective three-month period ended March 31, 1996.


                     Percent of Net     Period-to-period
                       Revenues               Percent
                                        Increase (Decrease)
                   Three months ended   Three months ended
                   March 30, March 31,  March 30, 1997 vs.
                      1997     1996      March 31, 1996
                   --------- ---------   ------------------
NET REVENUES:
Licenses               54%      74%            (53%)
Services               46%      26%             17%
                   --------- ---------
 Total net revenues   100%     100%            (34%)

COSTS AND EXPENSES:
Cost of software
  distribution         22%       5%            192%
Cost of services       31%      16%             23%
Sales and
  marketing            94%      45%             38%
Research and
  development          26%      13%             38%
General and
  administrative       22%       7%             99%
Write-off of
  goodwill and
  long-term assets     23%       0%             N/A
Write-off of
  acquired research
  and development       5%       0%             N/A
Merger expenses
  with Illustra         0%       3%             N/A
                   --------- ---------
 Total operating
   expenses           223%      89%             65%
                   --------- ---------
OPERATING INCOME
  (LOSS)             (123%)     11%             N/A

INTEREST INCOME         1%       1%            (44%)

INTEREST EXPENSE        0%       0%            175%

OTHER INCOME/
  (EXPENSE),NET         2%       0%             N/A
                   --------- ---------
INCOME (LOSS)
  BEFORE INCOME
  TAXES              (120%)     12%             N/A

INCOME TAXES
  (BENEFIT)           (15%)      4%             N/A
                   --------- ---------
NET INCOME (LOSS)    (105%)      8%             N/A
                   ========= =========


     Informix's operating results for the first quarter ended March 30, 1997 were significantly below the same period of the prior year due to a 34 percent decrease in revenue. Sales declined in all geographic regions, particularly in Europe where sales declined 57 percent as compared to the first quarter of 1996. Sales declined in all channels. The Company's inability to close a number of large deals at the end of the quarter contributed to the decline. These lower revenues combined with a 65 percent increase in operating costs resulted in an operating loss of $164.4 million. The increase in operating costs included one time charges of $30.5 million related to the Company's Japanese operation and the write-off of acquired research and development costs of $7.0 million during the period ended March 30, 1997.


Revenues

      The Company derives revenues principally from licensing its software and providing technical product support and updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenue consists of customer telephone or direct support, update rights for new product versions, consulting, and training fees. The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and value added resellers (VAR's). During 1996, approximately half of the Company's revenues were reseller sales as the Company increased its focus on its partnerships with several hardware vendors in order to utilize their sales forces, obtain access to their installed bases in certain industries and benefit from their consulting and systems integration organizations. First quarter license revenue derived from resellers decreased from $79.9 million in 1996 to $26.9 million in 1997. At March 30, 1997, the Company estimates that almost half of the licenses sold to resellers in 1996 and the first quarter of 1997 have not been resold. These licenses were sold on an irrevocable and non-refundable basis and do not provide return rights. In addition, license sales to end users in the first quarter of 1997 declined by 37 percent versus the prior year comparable period. Although end-user sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value, the Company did not expect this magnitude of decline.

      In hindsight, the Company believes that an over-emphasis on the release and marketing of INFORMIX-Universal Server, as opposed to its OnLine products, contributed to the decline in first quarter results. Without the necessary emphasis, the OnLine products' sales momentum was lost. Object relational database products, including INFORMIX-Universal Server and the Illustra Server, generated only ten percent of the first quarter license revenue. In addition, it appears in hindsight that the Company did not fully support the NT product line during the period.

     The increase in service revenue, as a percentage of total revenue, was primarily the result of the decrease in license revenue. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the growth in the Company's installed base.

      During the first quarter ended March 30, 1997, Informix's net revenues from sales to foreign customers was 48 percent of total revenue as compared to 60 percent in the similar period in 1996. In absolute dollars, foreign sales decreased from $123.0 million in the quarter ended March 31, 1996 to $64.6 million in the quarter ended March 30, 1997. Sales in Europe and Japan decreased 57 and 73 percent, respectively. In addition to the factors noted above which impacted worldwide sales, the decrease in Europe was partially due to changing sales management during the quarter and failure to close a number of large sales transactions. Sales in Asia/Pacific and Latin America were unchanged versus the previous period.

      Substantially all of the Company's Latin American revenue is U.S. dollars denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the first quarter of 1997 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year period.

      The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. Changes in foreign cur rency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues as a percentage of total revenues in the future.

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


Cost of Software Distribution

(DOLLARS IN MILLIONS)    First Quarter    First Quarter    Percentage
                             1997             1996           Change
                         -------------    -------------    ----------
[S]                      [C]              [C]              [C]
Manufactured cost of
  software distribution    $   9.1          $   6.4           42%
  Percentage of license
    revenue                    13%               4%
Amortization of
  capitalized software     $   5.5          $   3.6           53%
  Percentage of license
    revenue                     8%               3%
Write down to net
  realizable value         $  14.7                -           N/A
  Percentage of license
    revenue                    20%                -
Cost of software
  distribution             $  29.3          $  10.0          193%
  Percentage of license
    revenue                    41%               7%

     Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

      The manufactured cost of software distribution as a percentage of license revenue increased significantly in the first quarter of 1997 compared to the same period in 1996. This increase was primarily caused by the reduction in sales as a large portion of these costs are fixed in nature. In addition higher royalties were incurred on software acquired after the first quarter of 1996 where third party software is bundled with Informix products. In the future, the cost of software distribution as a percentage of revenue may vary depending upon the sales levels, third party software costs where their software is bundled with Informix's and whether the product is reproduced by the Company or by customers.

      Amortization of capitalized software costs begin in the quarter following product introduction. The increase of amortization of capitalized software in the first quarter of 1997 compared to the first quarter of 1996 is due to the release of various products subsequent to the first quarter of 1996. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

      In addition, due to the Company's acquisition of Centerview Software, Inc. and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs.


Cost of Services

(DOLLARS IN MILLIONS)    First Quarter    First Quarter    Percentage
                             1997             1996           Change
                         -------------    -------------    ----------
Cost of Services            $  41.2          $  33.4           23%
  Percentage of service
     revenue                    66%              63%

     Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the first quarter of 1997 are comparable to expense in the prior year quarter on a percentage of service revenue basis. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the first quarter of 1997.


Sales and Marketing Expenses

(DOLLARS IN MILLIONS)    First Quarter    First Quarter    Percentage
                             1997             1996           Change
                         -------------    -------------    ----------
Sales and marketing
  expenses                  $ 125.5           $ 91.1          38%
  Percentage of net
    revenue                     94%              45%

      The increase in sales and marketing expenses in the first quarter of 1997, in absolute dollars, as compared to the first quarter of 1996 was primarily a result of the addition of sales and marketing personnel worldwide. Over the twelve month period ending March 30, 1997, the headcount for sales and marketing personnel grew from 1,553 to 2,009 or 29 percent, which accounts for the majority of the increase both in percentage growth and absolute dollars spent. Approximately half of the additional sales staff were assigned to the European region and the domestic marketing group more than doubled to 243 employees. Depreciation expense charged to Sales and Marketing increased approximately $8 million versus the prior year quarter in connection with the Company's Superstores which are more fully described in "Liquidity and Capital Resources". The increase of costs as a percentage of revenue reflects that despite sales commissions being a large variable cost, there are significant sales and marketing costs that are fixed in nature.


Research and Development Expenses

      The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the periods ended March 30, 1997 and March 31, 1996:

(DOLLARS IN MILLIONS)    First Quarter    First Quarter    Percentage
                             1997             1996           Change
                         -------------    -------------    ----------
Incurred product
  development costs        $  41.6          $  31.6            32%
Expenditures capitalized       6.3              6.1             3%
Research and development
  expenses                 $  35.3          $  25.5            38%
Expenditures capitalized
  as a percentage of
  incurred                     15%              19%

      The increase in research and development expenditures in absolute dollars in the first quarter of 1997 was primarily attributed to an increase in staff of 18 percent versus the prior year quarter. The proportion of capitalized expenditures as a percentage of total incurred expenses decreased in the first quarter of 1997. The decrease is attributable to the fact that during the first quarter of 1996, a large portion of expenses incurred were on products which had reached technological feasibility. The Company expects the proportion of work on capitalized projects for the remainder of 1997 to remain relatively stable compared to the first quarter of 1997 as other major new products reach technological feasibility, and capitalization of the related software development costs begins.

       Significant programs currently under development include improvements and enhancements of current products, with particular emphasis on parallel computer architecture, user-defined database extensions, web technology integration, database application tools and systems administration. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to continue to constitute a significant percentage of revenues.


General and Administrative Expenses

(DOLLARS IN MILLIONS)    First Quarter    First Quarter    Percentage
                             1997             1996           Change
                         -------------    -------------    ----------
General and
  administrative expenses   $  29.2          $  14.7           99%
  Percentage of net
    revenue                     22%               7%

      General and administrative expenses increased in absolute dollars in the first quarter of 1997 compared to the same prior year period primarily as a result of the higher bad debt expense of approximately $8.7 million. In addition, headcount in general and administration grew 10 percent over this period.


Write-off of goodwill and long-term assets

      In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or resale market quotes as appropriate.

      The Company plans on significantly restructuring the Japan office in the second quarter of 1997 and will charge earnings for the costs in that period. The Company will also evaluate other functions and locations throughout the Company to determine if further restructuring is warranted. These further actions are expected to result in additional second quarter charges.


Write-off of acquired research and development

      In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated - the first quarter of 1997.


Merger expenses

      In the first quarter of 1996, the Company had expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.


Provision for Income Taxes

      The Company recorded an income tax benefit for the quarter ended March 30, 1997 at an effective rate of 13 percent versus an income tax provision at an effective rate of 37 percent in the prior year comparable quarter. The effective rate used to record the income tax benefit in the current quarter is based on the Company's anticipated results for the year. The effective rate differs from the statutory rate primarily due to certain foreign and domestic operating losses and the write-off of goodwill and other long-term assets which are not expected to generate a current year tax benefit and the write-off of acquired research and development which is not deductible for tax purposes. The effective rate could change in future quarters based on a change in the nature of the geographic mix of the Company's anticipated results.


Impact of Inflation

      The effect of inflation on the Company's financial position has not been significant.


Liquidity and Capital Resources

(in millions of dollars)                       First Quarter
                                             1997        1996
                                           --------    -------
Cash, cash equivalents, and investments    $ 127.2     $ 253.5
Working capital                              101.8       269.3
Cash provided by (used in) operating
  activities                                 (37.9)       11.1
Cash used for investment activities,
  excluding investments of excess cash       100.5        25.6
Cash provided by financing activities          0.7         5.5


      Net cash used in operating activities was $37.9 million in the first quarter of 1997 compared to net cash provided by operating activities of $11.1 million in the first quarter of 1996. Net cash used by operating activities during the first quarter of 1997 reflects a net loss of $140.1 million versus a net income of $15.9 million in the same period last year partially offset by an increase in various non-cash charges totaling $77.4 million. The increase in non-cash charges includes a write-off of $30.5 million related to the Japanese operation, higher depreciation of $14.6 million, an increase in amortization of capitalized software of $16.6 million, which includes a write-down of capitalized software of $14.7 million, increase in provisions for losses on accounts receivable of $8.7 million and the write-off of acquired research and development costs for Centerview of $7.0 million. Additionally, the variance versus last year reflects a decrease in accounts receivable, an increase in other current assets, a decrease in accounts payable and accrued expenses compared to the same period last year.

      Net accounts receivable decreased by $60.5 million in the first quarter of 1997 as compared to the fourth quarter of 1996 reflecting the 51 percent decline in revenues. Days sales outstanding increased from 84 days in December 1996 and from 82 days in the first quarter of 1996 to 130 days in the first quarter of 1997. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's financing programs as well as any extended terms granted. In addition to the Company granting extended payment terms in certain instances, the Company has programs whereby third-party financing institutions provide financing for extended credit terms. The Company at times enhances its cash position through certain financing activities related to its accounts receivable.

       Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in the first quarter of 1997 compared with the same period in 1996 due to restricted cash for a security deposit on the Santa Clara property, purchase of Centerview, and the purchase of capital equipment, partially offset by a decrease in investment activity. In the first quarters of 1997 and 1996, the Company acquired $20.4 million and $15.8 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first quarter of 1997 resulted from the Company's growing employee headcount and the investment in new equipment as well as new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

      The Company's investments in software costs were previously discussed under "Results of Operations."

      In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated - the first quarter of 1997.

      Net cash and cash equivalents provided by financing activities in the first quarter of 1997 and 1996 consist primarily of proceeds from the sale of the Company's common stock to employees, partially offset by payments on capital leases.

       Informix will continue to launch a series of Information Superstores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms. Initial participants include Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun, among others. Engineers from both the Informix Professional Services and the Informix Advanced Technology Group are working with prospects and customers at the Superstores to create information technology prototypes, such as pilot Data Warehouses, based on comprehensive, proven methodology. To date, the Company has spent approximately $70 million and has committed to spend approximately an additional $55 million in the acquisition of capital equipment to support the launch of the Information Superstores. The Company expects to satisfy up to $38.3 million of these capital commitments over the next two quarters.

     In January 1997, the Company entered into a two year lease ("the Real Estate Lease") for twenty-seven acres of undeveloped commercial real estate to construct new corporate headquarters in Santa Clara, California. Upon termination of the lease term, the Company will have the option to purchase the land, or if such purchase option is not exercised, arrange for the sale of the parcels to an unrelated third party. In the event the later option is exercised, the Company is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the parcels, approximately $61.5 million. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. This cash is reflected in long term assets on the balance
sheet.   Interest on these deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payments due under the lease. The resulting net monthly lease payments will be recognized by the Company as rent expense over the lease term. The real estate lease also includes certain financial performance criteria which must be met by the Company during the lease term. As of March 30, 1997, the Company is in compliance with its financial covenants under this agreement. The Company expects it will not be in compliance with these financial covenants at the end of the second quarter and is currently in the process of discussing the terms of the contract with the lessor. The lease is fully cash collateralized and the Company has the right to terminate the lease, on thirty days notice, by releasing the cash collateral to the lessor in exchange for taking title to the land.

      The Company's cash, cash equivalents and short term investments declined in the first quarter of 1997 from $261.0 million to $120.6 million. Part of this decline is attributable to the fact that in early January 1997 the Company placed $61.5 million on deposit as cash collateral with Banque Nationale de Paris (BNP) as part of the synthetic lease transaction for approximately 27 acres of land in Santa Clara, California. (That cash is shown on the balance sheet in the long term assets section labeled "Restricted Cash"). The Company intends to raise additional working capital in order to fund the Company's desired level of operations. In addition to requiring working capital to offset potential future operating losses, the Company will require additional working capital or lease financing to satisfy up to $38.3 million of capital commitments over the next two quarters incurred primarily in connection with the opening of Information Superstores.
Potential capital sources include commercial banks and the capital markets. The Company is also considering arranging for the refinancing or sale of the Santa Clara land and is pursuing lease financing of certain Superstore equipment. While the Company believes it will acquire the necessary financing, there can be no assurance that such financing will be available. The Company's failure to raise working capital when required would have a material adverse effect on the Company's business, results of operations and financial condition.


Business Risks

      Recent Financial Results. The Company reported a net loss of $140.1 million, or $0.93 per share, for the quarter ended March 30, 1997, as a result of a significant shortfall from anticipated revenue. The Company experienced sales weakness in all geographic regions, particularly in Europe. The Company's inability to close a number of large transactions at the end of the quarter contributed to the decline. First quarter license revenue derived from resellers decreased from $79.9 million in 1996 to $29.5 million in 1997.

      In addition, the Company recorded a $30.5 million one time write-off related to its Japanese operation and a $7.0 million write-off of acquired research and development. The Company expects to incur certain restructuring charges in the second quarter of 1997 and if the Company does not return to profitability in subsequent quarters, the Company may be required to further restructure its operations. Restructuring may include reductions in force, asset sales or write-offs and other measures designed to reduce ongoing operating expenses. Any such restructuring may cause the Company to incur additional charges which could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's cash, cash equivalents and short term investments declined in the first quarter of 1997 from $261.0 million to $120.6 million. Part of this decline is attributable to the fact that in early January 1997 the Company placed $61.5 million on deposit as cash collateral with Banque Nationale de Paris (BNP) as part of the synthetic lease transaction for approximately 27 acres of land in Santa Clara, California. (That cash is shown on the balance sheet in the long term assets section labeled "Restricted Cash"). The Company intends to raise additional working capital in order to fund the Company's desired level of operations. In addition to requiring working capital to offset potential future operating losses, the Company will require additional working capital or lease financing to satisfy up to $38.3 million of capital commitments over the next two quarters incurred primarily in connection with the opening of Information Superstores.
Potential capital sources include commercial banks and the capital markets. The Company is also considering arranging for the refinancing or sale of the Santa Clara land and is pursuing lease financing of certain Superstore equipment. While the Company believes it will acquire the necessary financing, there can be no assurance that such financing will be available. The Company's failure to raise working capital when required would have a material adverse effect on the Company's business, results of operations and financial condition.

     Fluctuations in Quarterly Results. The Company's operating results can vary substantially from period to period. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company has operated historically with little or no backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. The Company's operating margins have generally followed a historic pattern, with second half revenues and operating margins being higher than those of the preceding first half. The Company believes that this pattern has been primarily related to customers' capital spending cycles at the end of a calendar year as well as to the Company's selling efforts, influenced by annual sales incentive plans which culminate at the end of the calendar year, which is the end of the Company's fiscal year. The Company's revenue generation is also highly dependent on the economic conditions. If the economy were to slow down, existing and potential customers might delay the purchase of the Company's products, which would negatively affect the Company's revenue. Additionally, as is common in the industry, a disproportionate amount of the Company's license revenues are derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. The Company's operating expenditures are guided by projected annual and quarterly revenue levels and are incurred approximately ratably throughout each quarter. As a result, if projected revenues are not realized in the expected period, as occurred in the first quarter of 1997, the Company's operating results for that period would be adversely affected as the operating expenses are relatively fixed in the short term.

       In the first quarter of 1997, the Company experienced a significant shortfall in anticipated revenue as a result of sales weakness in all geographic regions, particularly in Europe, and in all channels, including end users and resellers. The shortfall included the failure by Company's to close a number of large transactions at the end of the quarter. This shortfall, along with certain charges, caused the Company to incur a substantial loss for the quarter.

      During 1996, the Company's sales and marketing strategy became increasingly focused on sales through resellers, with sales to third party application providers, distributors and original equipment manufacturers accounting for approximately one half of the license fee revenue of the Company in 1996. First quarter revenue derived from resellers decreased from $79.9 million in 1996 to $26.9 million in 1997. At March 30, 1997, the Company estimates that almost half of the licenses sold to resellers in 1996 and the first quarter of 1997 have not been resold. These licenses were sold on an irrevocable and non-refundable basis and do not provide return rights. To the extent these resellers are unable to sell the Company's products through to end users, these resellers will not be able to commit to licensing the same level of products for resale in future periods that they committed to in prior periods. This would have an adverse effect on the Company's future revenues. There is no assurance that the Company's current sales and marketing strategy emphasizing resellers will be successful.

      In the latter half of 1996, the Company began making significant capital commitments in connection with the opening of several Information Superstores designed to provide customers with a dedicated environment in which they can plan, prototype and test information technology investments using the expertise of Company specialists and partners. Through the first quarter of 1997, these capital commitments totaled $125 million. If the Company's Information Superstore strategy is not effective in increasing revenues, the Company may be required to write off a significant portion of these costs and take other charges associated with its Superstores. Any such write-offs or charges may have a material adverse effect on the Company's business, results of operations and financial condition in the period taken.

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

       In the first quarter of 1997, the Company experienced a significant shortfall in anticipated revenue as a result of sales weakness in all geographic regions and channels. The shortfall included the failure by the Company to close a number of large transactions at the end of the quarter. This shortfall, along with certain charges, caused the Company to incur a substantial loss for the quarter. The announcement of the revenue shortfall resulted in a sharp decline in the trading price of the Company's common stock. The Company's failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firm analysts or industry analysts in the future could result in additional declines in the market price of the Company's common stock.

      In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Personnel changes. The Company's future performance will depend to a significant extent on its ability to attract and retain highly skilled sales, consulting, technical, marketing and management personnel. The competition for employees in the database software industry is intense, and the Company expects that such competition will continue for the foreseeable future. From time to time the Company has experienced difficulty in locating candidates with appropriate qualifications. The Company also believes stock options are a critical component for motivating and retaining its key employees. The recent decline in the price of the Company's Common Stock has made stock options previously granted less valuable to the Company's current employees and has consequently made it more difficult for the Company to retain its key employees. The failure of the Company to attract and retain key personnel could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

      Competition. The market for the Company's software products and services is extremely competitive. Some of the Company's current competitors have greater financial, technical and marketing resources than the Company.

      The industry movement to new operating systems, like Windows NT, access to data through low-end desktop machines and access to data through the Internet may cause downward pressure on prices of database and related products. If such downward pressure on prices were to occur, margins would be adversely affected.

      New or enhanced products introduced by existing or future competitors could also have an adverse effect on the Company's business, results of operations and financial condition. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

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

      Beginning with the Company's acquisition of Illustra in February 1996, the Company's marketing strategy increasingly focused on the introduction, development and release of INFORMIX-Universal Server. The Company believed that extensive promotion of Universal Server and the Company's technology vision would drive sales of both its current INFORMIX-OnLine database server products, as well as the newer Universal Server product. In the first quarter of 1997, the Company experienced a substantial shortfall in anticipated license fee revenue from its database server products which the Company attributes in part to a lack of focus on the marketing of its OnLine server products. In future quarters, the Company intends to increase marketing efforts associated with OnLine server products. While the Company continues to believe Universal Server will be successful in the marketplace and ultimately replace OnLine server products, there can be no assurance that market acceptance of Universal Server will occur in the time frame envisioned by the Company or at all.

      The Company has experienced product delays in the past and may experience delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements have had and in the future could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key factor in determining the success of the Company will continue to be the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

      International Operations. Approximately 48% of the Company's net revenues were derived from its international operations during the quarter ended March 30, 1997. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional economic circumstances, as well as by other factors associated with international activities. In the first quarter of 1997, the Company experienced a significant decline from anticipated revenue derived from its international operations. This decrease occurred primarily in Europe where sales decreased 57 percent versus the prior year quarter. In addition to the factors causing worldwide sales declines discussed in "Revenues" above, the decrease in Europe was partially due to changing sales management during the quarter and the failure to close a number of large sales contracts.

      Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

      Integration  of  Acquired Companies.  The Company  has  completed several acquisitions during the last two years, including Stanford Technology Group, Illustra and Centerview in the United States. The Company may acquire other distributors, companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities that could adversely affect the Company's results of operations and financial condition, or that the Company will obtain the anticipated or desired benefits of such acquisitions.

      Litigation. Following the Company's announcement on April 1, 1997 of its preliminary results for the first quarter ending March 30, 1997, several class action lawsuits were filed against the Company and certain of its current and former executive officers in the U.S. District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws. Management believes that the claims made in the lawsuits are meritless and intends to vigorously defend these suits. In the opinion of Management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, although no estimate of any outcome can currently be made, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in the period of resolution.

      The Company is also a party to various legal disputes and proceedings arising from the ordinary course of business. Although no estimate of any outcome can currently be made, an unfavorable resolution of these matters could materially affect the Company's future results of operations or cash flows in the period of resolution.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)     Exhibits

     Exhibit 11.1 - Statement Regarding Computation of Net Income
                    (Loss) Per Share

     Exhibit 27 -   Financial Data Schedule.

B)     Reports on Form 8-K.

     The Company filed a Report on Form 8-K on April 2, 1997 related to the release of the preliminary results for the quarter ending March 30, 1997.


SIGNATURES

Pursuant  to the requirements of the Securities Exchange Act of   1934,
the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION






Dated: May 13, 1997                 /s/ Phillip E. White
                                    ----------------------------
                                     Phillip E. White
                                     Chairman, President,  and
                                       Chief Executive Officer

                                    /s/ Karen Blasing
                                    ----------------------------
                                     Karen Blasing
                                     Corporate Controller and
                                       Chief Accounting Officer









                             EXHIBIT INDEX


Exhibit Number     Exhibit Title                               Page


11.1                 Statement re Computation of Net Income
                (Loss) per Share                                 22

27              Financial Data Schedule                          23