Form 10-K/A
period 1996-12-31
INFORMIX CORP
filed 1997-11-18
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)
  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM        TO

                           COMMISSION FILE NUMBER 0-15325
                            ------------------------

                              INFORMIX CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                 94-3011736
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)

                   4100 BOHANNON DRIVE, MENLO PARK, CA 94025

                    (Address of principal executive office)

                                  650-926-6300

              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                             (Title of each class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $2,616,000,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1997, Registrant had outstanding 151,163,317 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(to be deemed filed only to the extent specifically incorporated herein by reference and not otherwise excluded by law):

       PART III: Parts of the Proxy Statement to be used in conjunction with Registrant's Annual Stockholders Meeting to be held May 22, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION

                       1996 ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS

PART I                                                                                    PAGE
                                                                                        ---------

Item 1.           Business............................................................          4

Item 2.           Properties..........................................................         12

Item 3.           Legal Proceedings...................................................         12

Item 4.           Submission of Matters to a Vote of Security Holders.................         13

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.............................................................         14

Item 6.           Selected Financial Data.............................................         15

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................         15

Item 8.           Financial Statements and Supplementary Data.........................         28

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure................................................         52

PART III

Item 10.          Directors and Executive Officers of Registrant......................         53

Item 11.          Executive Compensation..............................................         53

Item 12.          Security Ownership of Certain Beneficial Owners and Management......         53

Item 13.          Certain Relationships and Related Transactions......................         53

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.....         54

SIGNATURES............................................................................         56

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

                      AMENDED FILING OF FORM 10-K FOR 1996
                      RESTATEMENT OF FINANCIAL STATEMENTS
                       AND CHANGES TO CERTAIN INFORMATION

    On August 7, 1997 and again on September 22, 1997, the Company announced that as a result of errors and irregularities discovered in the recording of income in 1996 and 1995 the Company anticipated restating its financial statements. The procedures undertaken by the Company to determine the extent of the restatement (described in those announcements) have resulted in the restatement of its financial statements for 1996, 1995 and 1994 (see Note 1 to the Consolidated Financial Statements).

    General information in the originally filed Form 10-K was presented as of the March 29, 1997 filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

    Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

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

    The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in August 1986. Unless the context requires otherwise, the terms "Company" and "Informix" refer to Informix Corporation and its subsidiaries. The Company maintains its executive offices at 4100 Bohannon Drive, Menlo Park, California 94025. Its telephone number is (650) 926-6300.

    All of the Company's database products developed since 1983 support Structured Query Language ("SQL"), an industry standard created by IBM. The Company's core database management software runs on the UNIX-Registered Trademark-, Windows-TM- and Windows/NT-TM- operating systems, and certain networks composed of computers running these operating systems.

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

    In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a United States based provider of object-relational database systems and tools for managing complex data, such as audio, video, text and images. Approximately 12,700,000 shares of the Company's common stock were issued to acquire all of the outstanding shares of Illustra stock. An additional 2,300,000 shares were reserved by the Company for future issuance in connection with the assumption of Illustra's outstanding stock options and warrants. The transaction was accounted for as a pooling of interests. In December 1996, the Company announced the availability of a new product based on the Illustra technology named INFORMIX-Registered Trademark--Universal Server. INFORMIX-Universal Server combines the object relational technology developed by Illustra with the core database technology based on Informix's Dynamic Scalable Architecture-TM- giving customers the ability to manage all kinds of data throughout their enterprises.

                                    PRODUCTS

DATABASE SERVERS AND CONNECTIVITY PRODUCTS

DATABASE SERVERS

    The Company offers a full line of relational database servers. The Company's principal servers include:

       INFORMIX-Universal Server, a new, enterprise capable, fully-extensible object relational database server based on Informix's Dynamic Scalable Architecture. This product became available in December 1996. INFORMIX-Universal Server allows customers to intelligently manage traditional datatypes alongside new kinds of data, such as audio, video, text and images. This extensibility is obtained through the use of DataBlade-Registered Trademark- modules--reusable, plug-in object extensions--which expand the general purpose capabilities of INFORMIX-Universal Server to provide data storage and management functionality for non-traditional datatypes. Customers can select prebuilt DataBlade modules (available from the Company and many other companies) or design their own DataBlade modules with the INFORMIX-DataBlade Developer's Kit to accommodate their unique data management requirements. DataBlade modules available from the Company include: INFORMIX-Spatial, INFORMIX-TimeSeries, INFORMIX-Video Foundation and INFORMIX-Web.

       INFORMIX-OnLine Dynamic Server-TM- , a high performance, enterprise capable online transaction processing database server. This product is based on the Company's Dynamic Scalable Architecture and features parallel data processing capability, replication and connectivity options built into its core.

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

CONNECTIVITY PRODUCTS

    The Company's principal connectivity products include:

       INFORMIX-Enterprise Gateway-TM- Manager, a connectivity tool allowing applications running on UNIX, Microsoft Windows or Windows 95 to access data sources via loadable gateway drivers. The Company offers gateway drivers for Oracle and Sybase databases. Drivers for additional data sources are available from various third parties.

       INFORMIX-Enterprise Gateway with DRDA, a UNIX-based connectivity tool allowing interoperability to IBM databases such as DB2, DB2/VM and DB2/400 from Windows and UNIX clients. INFORMIX-Gateway with DRDA allows applications built with Informix application development tools to access and modify information in Distributed Relational Database Architecture-TM- -compliant database management systems.

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

       INFORMIX-Universal Web Connect-TM-, a tool that provides high performance connectivity between Web servers and databases. INFORMIX-Universal Web Connect enables Web developers to create "intelligent" web applications that dynamically deliver multimedia rich, tailored Web pages to users.

DATABASE TOOLS

    The Company offers a variety of database application development tools designed to allow users to build applications. The Company's principal database tools include:

       INFORMIX-NewEra-TM-, a graphical, object-oriented development environment designed for creating enterprise-wide multi-tier client/server database applications. INFORMIX-NewEra features a fourth-generation object-oriented programming language, reusable class libraries, application partitioning, and flexible application deployment, and supports open connectivity to Informix and non-Informix databases. INFORMIX-NewEra is currently available for
       Microsoft-Registered Trademark- Windows-TM- and OSF Motif-TM-.

       INFORMIX-4GL, a character-based development environment, which includes a fourth-generation programming language with full screen-building, report entry and SQL database input/ output capabilities. The INFORMIX-4GL product family is comprised of three core products: INFORMIX-4GL Compiled, INFORMIX-4GL Rapid Development System and INFORMIX-4GL Interactive Debugger.

       INFORMIX-SQL, a package of five interactive tools for creating character-based applications. INFORMIX-SQL consists of a forms package, a report writer, an interactive SQL editor, a menu builder and an interactive schema editor.

       INFORMIX-MetaCube-TM-, a high-performance on-line analytical processing engine that automatically preconsolidates data and provides a multidimensional view of data without the constraints of a two dimensional (row and table) data model. The INFORMIX-MetaCube product family also includes MetaCube Explorer, an adhoc decision support tool for end users, MetaCube Warehouse Manager, a graphical tool for administering the "metadata" describing a database in a logical, user-friendly view, MetaCube Scheduler for batch processing, MetaCube Queryback for running queries in the background, MetaCube Aggregator for creating and maintaining aggregates in a data warehouse, MetaCube for Excel which enables data warehouse analysis in an Excel spreadsheet environment, and MetaCube for the Web which brings MetaCube analysis capabilities to intranets.

MAINTENANCE, CONSULTING AND SERVICES

    The Company maintains field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to its customers. These services include pre- and post-sales technical assistance, consulting, product and sales training and technical support services. Consultants and trainers provide services to customers to assist them in the use of the Company's products and the design and development of applications that utilize the Company's products.

    The Company provides post-sales support to its customers on an optional basis for annual fees which generally range from 10% to 18% of the license fees paid by the customer. These support services usually include product updates.

    During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrated and offered the most recent Informix technology advances. Along with the core Informix product line, these locations carried tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision in 1997 to scale back resulted in charges to operations in 1997.

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

OEM LICENSING

    The Company's products are also marketed with the assistance of the sales forces of its OEM customers who have concluded that "solution selling" of a combination of software and hardware to their respective customers enhances the sales of their computer equipment. The Company believes that the compatibility and range of applications for its products are significant to this distribution channel.

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

    During 1994, 1995 and 1996, the Company expensed $64.3 million, $85.6 million and $120.2 million, respectively, on research and development, representing approximately 14%, 14% and 16% of revenues for such periods. Also during fiscal 1994, 1995 and 1996, the Company capitalized costs in accordance with Statement of Financial Accounting Standards No. 86 of $13.6 million, $17.5 million and $28.4 million, respectively. See Item 7 of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Research and Development Expenses."

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

                               EXECUTIVE OFFICERS

    Set forth below in alphabetical order are biographical summaries of the executive officers of the Company as of March 1997.

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

------------------------

Distributed Relational Database Architecture, Microsoft, Motif, UNIX, Windows and Windows/NT are trademarks of their respective owners. All other names indicated by -Registered Trademark- or -TM- are trademarks of the Company.

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

    In 1996, the Company planned on relocating its corporate headquarters to Santa Clara, California, approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two-year lease for 27 acres of undeveloped commercial real estate. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million, with the intent to arrange for the sale of the parcels to an unrelated third party. In October 1997, the Company entered into agreements to sell the Santa Clara land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997. See Note 13 to the Consolidated Financial Statements.

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

ITEM 3.  LEGAL PROCEEDINGS

    Commencing in April 1997, a series of class action lawsuits and a separate but related stockholder action were filed in federal court purportedly by or on behalf of stockholders. These actions name as defendants the Company, certain of its present and former officers and directors and its independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in state court.

    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants, were also filed in state court. Any monetary judgments in the derivative actions would accrue to the benefit of the Company.

    In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

    The Company is not involved in any other legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

    The Company's common stock has been traded on the over-the-counter market under the Nasdaq symbol IFMX since the Company's initial public offering on September 24, 1986. The following table sets forth the range of high and low closing prices as reported on the Nasdaq National Market for the periods indicated.

                                                                            HIGH        LOW
                                                                          ---------  ---------
Fiscal 1995*

First Quarter...........................................................  $   19.63  $   14.63
Second Quarter..........................................................      25.94      17.06
Third Quarter...........................................................      34.00      25.25
Fourth Quarter..........................................................      33.00      24.13

Fiscal 1996

First Quarter...........................................................      35.88      26.38
Second Quarter..........................................................      26.88      18.38
Third Quarter...........................................................      30.25      20.31
Fourth Quarter..........................................................      28.63      17.63

------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

Five-Year Summary (1) (2)

                                                          1996        1995        1994        1993      1992(3)
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.........................................  $  727,849  $  632,770  $  451,969  $  353,115  $  283,594
Net income (loss)....................................     (73,565)     38,600      48,293      54,989      47,782
Net income (loss) per share (4)......................       (0.49)       0.26        0.34        0.40        0.38
Retained earnings....................................      78,723     154,098     115,668      86,484      34,980
Total assets.........................................     881,998     682,445     447,769     328,001     231,459
Long-Term obligations................................       2,359       2,846         892         451       1,797

The Company has not paid and does not anticipate paying cash dividends on its common stock.

(1) See Note 1 to Consolidated Financial Statements for information concerning the Company's restatement of its financial statements. All financial data in the table above as of and for the years ended December 31, 1996, 1995 and 1994 presented reflect such restatement.

(2) The above information has also been restated to reflect the Company's business combination with Illustra Information Technologies, Inc. from its inception date of July 31, 1992 through the merger date of February 16, 1996, as a pooling of interests.

(3) In 1991, the Company was selected to provide the database component of a decision-support system for the Army National Guard and Army Reserves. In 1992, the Company received $26.8 million for license fees and support as part of this Reserve Component Automation System (RCAS) contract and recorded $21.8 million as license revenue and incurred $3.2 million in operating expenses in 1992. The remaining $5.0 million of service revenue was recognized over the support period.

(4) Per-share information applicable to prior periods has been restated to reflect a two-for-one stock split (effected in the form of a stock dividend) which was effective June 1995.

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

    As a result of the restatement of the Company's financial statements for 1996, 1995 and 1994, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-K for 1996. Readers should carefully review the "Liquidity and Capital Resources" and "Business Risks" sections which have been substantially rewritten to reflect current events.

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

    Selected elements of Informix's restated financial statements are shown below for the last three years as a percentage of net revenues and as a percentage change from year to year.

                                                          PERCENT OF NET REVENUE
                                                                                            % INCREASE (DECREASE)
                                                         YEARS ENDED DECEMBER 31,         --------------------------
                                                                                             1996
                                                   -------------------------------------  COMPARED TO  1995 COMPARED
                                                      1996         1995         1994         1995         TO 1994
                                                      -----        -----        -----     -----------  -------------
Licenses.........................................          68           72           77            8            32
Services.........................................          32           28           23           33            65
                                                                                                                --
                                                          ---          ---          ---   -----------
Net revenues.....................................         100          100          100           15            40

Cost and Expenses:
  Cost of software distribution..................           6            6            6           24            53
  Cost of services...............................          20           14           10           58            96
  Sales and marketing............................          57           48           45           37            48
  Research and development.......................          16           14           14           40            33
  General and administrative.....................           9            8            8           26            45
  Merger expenses................................           1       --           --             N.M.        --
                                                                                                                --
                                                          ---          ---          ---   -----------
    Total costs and expenses.....................         109           90           83           41            51
                                                                                                                --
                                                          ---          ---          ---   -----------
Operating income (loss)..........................          (9)          10           17         N.M.           (16)
                                                                                                                --
                                                          ---          ---          ---   -----------
Net income (loss)................................         (10)           6           11         N.M.           (20)

OPERATING RESULTS

    Informix's operating results were affected negatively in 1996 as a result of operating expenses growing more rapidly than revenues. Informix continued to invest heavily in personnel in the areas of sales, marketing and customer service, and research and development and incurred integration expenses and fees associated with the acquisition of Illustra Information Technologies, Inc. (Illustra). This acquisition was accounted for as a pooling-of-interests in February 1996. In December 1996, Informix began shipping the INFORMIX-Universal Server, based on Informix's proven Dynamic Scaleable Architecture(tm) (DSA) and providing extensibility to handle the broad range of datatypes not managed effectively by traditional relational databases. This product merges the technology of Illustra and Informix. Informix incurred significant marketing expenses in connection with the initial announcement and launch of the Universal Server in 1996. The Company expects selling and marketing expenses in 1997 to be at a level comparable to 1996 both in support of INFORMIX-Universal Server and as Informix continues developing specific market channels and specific products for such channels. These development, integration and marketing expenses and the relatively low operating margins of Illustra have adversely affected Informix's operating margins in 1996. In the near term, these development and marketing efforts will continue to negatively affect the Company's operating margins.

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

    The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEMs), distributors, and value added resellers (VARs) including application vendors. In 1995 and in 1996, the Company increased the focus on its reseller channels, particularly OEMs and VARs, to obtain access to their installed bases in certain industries and to benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. These unsold licenses have not been recognized as earned revenue as of December 31, 1996.

    Principally during 1996, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services in the aggregate of approximately $130 million. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1996 included license agreements of approximately $170 million, of which $31 million was recognized as earned revenue by the Company in 1996. The Company disclosed in its 1996 annual report that $55 million of revenue was recognized from concurrent transactions in that year. This disclosure represented revenue (before the restatement) arising from specific license agreements where the Company acquired goods and services in approximately the same dollar amount and is included in the $170 million of 1996 concurrent transactions. See Notes 1 and 3 to Consolidated Financial Statements.

    The Company's license sales transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, these transactions have caused fluctuations in net revenues and net income because of the relatively high gross margin on such revenues. As is common in the industry, a disproportional amount of the Company's license revenue is derived from transactions that close in the last few weeks of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. The Company expects that these types of transactions and the resulting fluctuations will continue.

    The overall revenue growth in 1996 compared to 1995 primarily reflects continued acceptance of the Company's server products. The relational database management systems industry has benefited from trends to downsize from large proprietary computer systems and market acceptance of UNIX(R), Windows(TM), Windows NT(TM) and other open operating environments.

    Informix's current server product line debuted in the fall of 1994 with INFORMIX-OnLine Dynamic Server for Sequent (DSA) and was expanded to a wide array of Unix-based multi-processor systems in December 1994. This product accounts for a majority of the Company's server sales and is now available on Windows/NT operating systems. In the spring of 1996, the Company introduced a workgroup version of this product named INFORMIX-OnLine Workgroup Server. In fall 1996, the Company released INFORMIX-Online Extended Parallel Server 8.1, designed for very high end use in "loosely-coupled" computer architectures. In late 1996, the first version of INFORMIX-Universal Server was released which was the combination of the INFORMIX-OnLine Dynamic Server product with the Illustra server product.

    The license revenue growth in 1996 compared to 1995 reflects increases in the Company's server products, particularly the Company's flagship database server, INFORMIX-OnLine Dynamic Server. The Company believes that the license revenues derived from its database tool products declined from 1995 to 1996 primarily as a result of competitive product offerings from other companies.

    The increase in service revenue was primarily attributable to the continued growth of the Company's installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue. As the Company's products become more complex, more support services will be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The contribution margin on service revenue decreased from 48% in 1995 to 38% in 1996. The decrease resulted from increased costs incurred to expand the support function due to sales increases and the continuing complexity of the products.

    Approximately 54%, 55% and 43% of Informix's net revenues were derived from sales to foreign customers in 1996, 1995, and 1994, respectively. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the strength of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. In Europe, Asia/Pacific, and Japan, most revenues and expenses are now denominated in local currencies. The U.S. dollar strengthened in the fourth quarter and for the year against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year periods. The Company has also increased its direct presence in Latin America, although a significant percentage of this region's revenue is still denominated in U.S. dollars. Although the effect was not significant in 1996, the Company has experienced significant currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, and expects such fluctuations may occur in the future. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

    Informix's distribution markets are organized into three general markets:
North America; Europe, which includes the Middle East and Africa; and the Intercontinental Group, consisting of Latin America, Japan, and the Asia/Pacific region. The North America, Europe, and Intercontinental Group organizations contributed 46%, 34% and 20% of Informix's net revenues respectively, in 1996, compared to 45%, 36% and 19%, respectively, in 1995, and 57%, 35% and 8%, respectively, in 1994.

    In November 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company will be required to adopt the provisions of the SOP as of January 1, 1998. The Company is evaluating the SOP in relation to its current revenue recognition policy. Adoption of the SOP may affect the revenue recognition practices of the Company.

COST OF SOFTWARE DISTRIBUTION

                                                1996        CHANGE        1995        CHANGE        1994
                                             -----------  -----------  -----------  -----------  -----------
                                                                  (DOLLARS IN MILLIONS)
Manufactured cost of software
  distribution.............................   $    32.2           26%   $    25.6           54%   $    16.7
Percentage of license revenue..............           6%                        6%                       5%
Amortization of capitalized software.......   $    14.6           21%   $    12.0           53%   $     7.8
Percentage of license revenue..............           3%                        3%                       2%
Cost of software distribution..............   $    46.8           24%   $    37.6           53%   $    24.5
Percentage of license revenue..............           9%                        8%                       7%

    Software distribution costs consist primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third-party royalties, and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software costs that are no longer realizable.

    Excluding amortization of previously capitalized software development costs, cost of software distribution as a percentage of license revenue was 6% for both 1996 and 1995. In the future, the cost of software distribution as a percentage of revenue may vary depending upon whether the product is reproduced by the Company or by its customers.

    Amortization of capitalized software increased 21% in 1996 compared to 1995 due to the release of several products in the latter half of 1995 and 1996. Amortization expense will continue to rise in absolute dollars in 1997 due to 1996 product releases including INFORMIX-Universal Server. The absolute value of amortization of capitalized software will vary from quarter to quarter as new products are released and other product development costs become fully amortized.

COST OF SERVICES

                                              1996       CHANGE       1995       CHANGE       1994
                                           ----------  -----------  ---------  -----------  ---------
                                                             (DOLLARS IN MILLIONS)
Cost of services.........................  $    144.9          58%  $    91.5          96%  $    46.8
Percentage of service revenue............          62%                     52%                     44%

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

SALES AND MARKETING EXPENSES

                                             1996       CHANGE        1995       CHANGE       1994
                                          ----------  -----------  ----------  -----------  ---------
                                                             (DOLLARS IN MILLIONS)
Sales and marketing.....................  $    413.7          37%  $    301.9          48%  $   203.8
Percentage of net revenue...............          57%                      48%                     45%

    The increase in sales and marketing expenses in 1996 in absolute dollars compared to 1995 was a result of the addition of new sales offices and sales personnel worldwide as the Company expanded its worldwide direct sales organizations, the opening of new subsidiaries, higher commission expense associated with the increase in revenues, and increased marketing programs associated with new product launches. As a percentage of net revenues, sales and marketing expenses increased from 48% in 1995 to 57% in 1996.

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

                                                  1996       CHANGE       1995       CHANGE       1994
                                                ---------  -----------  ---------  -----------  ---------
                                                                  (DOLLARS IN MILLIONS)
Incurred product development expenditures.....  $   148.6          44%  $   103.1          32%  $    77.9
Expenditures capitalized......................       28.4          62%       17.5          29%       13.6
                                                ---------               ---------               ---------
Research and development expenses.............  $   120.2          40%  $    85.6          33%  $    64.3
Expenditures capitalized as percentage of
  incurred....................................         19%                     17%                     17%

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                                      1996       CHANGE       1995       CHANGE       1994
                                                    ---------  -----------  ---------  -----------  ---------
                                                                      (DOLLARS IN MILLIONS)
General and administrative expenses...............  $    64.4          26%  $    51.1          45%  $    35.4
Percentage of net revenue.........................          9%                      8%                      8%

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

INTEREST INCOME

                                                      1996       CHANGE       1995       CHANGE       1994
                                                    ---------  -----------  ---------  -----------  ---------
                                                                      (DOLLARS IN MILLIONS)
Interest income...................................  $     9.9          21%  $     8.1         105%  $     4.0
Percentage of net revenue.........................          1%                      1%                      1%

    The increase in absolute dollars from 1994 to 1995 and 1995 to 1996 results from higher balances of cash and cash equivalents and short-term investments, offset by slightly lower interest rates.

INTEREST EXPENSE

                                                      1996       CHANGE       1995       CHANGE       1994
                                                    ---------  -----------  ---------  -----------  ---------
                                                                      (DOLLARS IN MILLIONS)
Interest expense..................................  $     5.8         129%  $     2.5         358%  $      .6
Percentage of net revenue.........................          1%                 --                      --

    Interest expense principally relates to interest charges incurred in connection with financing of customer accounts receivable and has increased from 1994 to 1995 and 1995 to 1996 as the Company has increased its customer accounts receivable financing activities. These financing costs are expensed ratably over the term of the financing arrangement.

INCOME TAXES

                                                   1996       CHANGE       1995       CHANGE       1994
                                                 ---------  -----------  ---------  -----------  ---------
                                                                   (DOLLARS IN MILLIONS)
Income tax provision...........................  $    12.5         (61)% $    32.1          10%  $    29.3
Effective tax rate.............................       N.M.                      45%                     38%

    In 1996, income tax expense resulted from an increase in the valuation allowance for deferred tax assets attributable to foreign net operating loss carryforwards, foreign withholding taxes and taxable earnings in certain foreign jurisdictions. The Company has provided a valuation allowance for net deferred tax assets in excess of amounts recoverable through carryback of net operating losses. Accordingly, realization of the net deferred tax asset at December 31, 1996 of $26.9 million is not dependent on future taxable income.

FOREIGN EXCHANGE LOSSES

    The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuation in exchange rates until such receivables are collected or payables disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuation on the value of foreign currency denominated assets and liabilities being hedged. The receivables and payables being hedged are primarily intercompany transactions related to internal distribution of the Company's product under formal agreements drafted between the Company's various subsidiaries.

    The restatement of the 1996, 1995 and 1994 financial statements resulted in a change in the Company's foreign currency denominated intercompany accounts payable and accounts receivable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in the related assets and liabilities currency exchange rates were not offset by underlying gains and losses on forward foreign currency exchange contracts used to hedge these foreign currency exposures.

IMPACT OF INFLATION

    The effect of inflation on the Company's financial position has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
                                                                     (DOLLARS IN MILLIONS)
Cash, cash equivalents, and investments.......................  $   261.0  $   253.2  $   194.2
Working capital...............................................        3.1      163.6      184.9
Cash provided by (used in) operations.........................      (29.4)      59.3       80.9
Cash used in investment activities, excluding investments of
  excess cash.................................................      145.3      157.7       40.6
Cash provided by financing activities.........................      228.7      136.8       26.6

    Cash from operations did not provide sufficient resources to fund the Company's headcount growth and capital asset needs in 1996 due to a significant increase in the Company's operating expenses, in comparison to only moderate increase in its revenue. Cash generated by operations provided sufficient resources in the prior years.

    Net accounts receivable increased by $27.8 million in 1996 as compared to December 1995. Days sales outstanding increased from approximately 79 days in December 1995 to 83 days in December 1996. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's third-party accounts receivable financing programs.

    The Company's programs with third-party financing institutions provide financing for extended credit terms instead of such financing being provided by the Company. Cash received from customers and third-party financial institutions in advance of revenue being recognized is reflected in the Statement of Cash Flows under "Advances on Unearned Revenue" as a financing activity.

    Excluding investments of excess cash, net cash and cash equivalents used for investing activities increased in 1996 compared with 1995, the decrease in corporate acquisition activity (the Company acquired 90 percent of the database division of ASCII Corporation in the first quarter of 1995) was offset by investments in property and equipment and in software development costs. In 1996, 1995 and 1994, the Company acquired $148.3 million, $56.5 million and $25.7 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase in capital equipment purchases in 1996 resulted from the Company's investments in capital equipment used in sales and product demonstration activities and an effort to improve the level of consulting and support services provided to customers, and to provide technology infrastructure for the Company's growing employee headcount.

    During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrated and offered the most recent Informix technology advances. Along with the core Informix product line, these locations carried tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision to scale back resulted in charges to operations in 1997 (see Note 13 of Notes to the Consolidated Financial Statements).

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

    In February 1996, the Company acquired Illustra, a U.S.-based company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/ entertainment, financial services, earth sciences, and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding stock options and warrants. The transaction has been accounted for as a pooling of interests and accordingly all of the accompanying financial statements have been restated to reflect the merger as of the beginning of the earliest period presented. Merger expenses of approximately $5.9 million were recorded in the first quarter of 1996.

    Net cash and cash equivalents provided by financing activities in 1996 and 1995 consisted primarily of proceeds from the sale of future payment streams and the Company's common stock to employees, partially offset by payments on capital leases, as well as extensive third-party non-recourse financing of certain customer payments. Net cash and cash equivalents used in financing activities in 1994 included payments on capital leases and repurchases of the Company's common stock, offset by proceeds from the sale of the Company's common stock to employees.

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

    RECENT DEVELOPMENTS IN LIQUIDITY AND CAPITAL RESOURCES. In 1996, the Company planned on relocating its corporate headquarters to Santa Clara, California, approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two-year lease for 27 acres of undeveloped commercial real estate. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million, with the intent to arrange for the sale of the parcels to an unrelated third party. In October 1997, the Company entered into agreements to sell the Santa Clara land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997. See Note 13 to the Consolidated Financial Statements. Such transactions should not result in further loss/write down in the carrying value of this real estate asset.

    In addition, in November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara adjacent to the 27 acres described above. The lease term is for 15 years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments are scheduled to increase within a contractual range based on changes in the Consumer Price Index. As a result of the sale of the adjacent land, the Company does not intend to occupy this office space. The Company is actively pursuing solutions to sell its leasehold interest along with related obligations under the lease to an unrelated third party.

    As a result of the operating losses incurred and restructurings taken by the Company in 1997 and the prior capital equipment and real estate commitments made by the Company in 1996, the Company's cash, cash equivalents and short-term investments declined in the first half of 1997 from $261.0 million to $104.4 million. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Stock, face value $250 per share, to a private investor for aggregate net proceeds of $37.2 million (see Note 13 to the Consolidated Financial Statements). Cash, cash equivalents and short-term investments declined to $87.1 million in the third quarter of 1997.

    In order to continue as a going concern, the Company will need to raise additional capital to offset expected future operating losses, to fund restructuring programs, such as headcount reduction and elimination or consolidation of administrative and sales offices worldwide, and to finance necessary capital equipment additions and software development. The Company intends to achieve this goal through a combination of (a) continued cost containment measures to bring spending levels in line with planned revenue, (b) sale of non-essential assets, including the undeveloped Santa Clara land site described above, and (c) raising additional equity and debt financing (see Notes 2 and 13 to the Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these plans and objectives.

BUSINESS RISKS

    RESTATEMENT OF FINANCIAL STATEMENTS. As previously announced, the Company's restatement of its consolidated financial statements for 1996 and 1995 reflects significant reductions in reported earned revenue for all three years and resulted in reporting a net loss for 1996 and a significant reduction in net income for 1994 and 1995. The cumulative effect of the restatement negatively impacts the Company's December 31, 1996 financial condition, most notably evidenced by the reduction in retained earnings and working capital in the consolidated balance sheet (see Note 1 to the Consolidated Financial Statements).

    In October 1997, the Company's independent auditors reported to the Company's Board of Directors that as a result of the findings and other relevant information related to the restatement of the Company's 1996, 1995 and 1994 financial statements (see Note 1 to the Consolidated Financial Statements), they concluded that a material weakness in internal accounting controls exists. In conjunction with such findings, the independent auditors have also made a number of recommendations to strengthen the Company's internal accounting controls. The Company has reviewed the independent auditor's report and is in agreement with the recommendations. The Company is taking action to implement such recommendations. The Audit Committee of the Board of Directors has initiated a plan to monitor the Company's implementation of these recommendations and will consider other actions that might be undertaken by the Company to further improve the accuracy and integrity of its financial reporting process.

    Further, as reported, the Company's restated first quarter and second quarter 1997 revenues, operating results and net loss were not favorable when compared to the same 1996 quarters, although the restatement has a positive effect on first and second quarter 1997, as well as on anticipated third quarter 1997 revenue and operating results (see Note 13 to the Consolidated Financial Statements). The Company anticipates reduced revenues, lower operating results and a significant restructuring charge for the third quarter of 1997 when compared to the third quarter of 1996.

    The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its second quarter results for 1997 while the restatement was being compiled and the related uncertainty regarding the Company's financial condition have adversely affected the Company's ability to sell its products.

    The Company is unable to estimate the amount of any additional financial exposure from possible claims that might be asserted as a result of the restatement of its 1994, 1995 and 1996 financial statements.

    These factors and other matters described under "Business Risks" have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

    LITIGATION. Commencing in April 1997, a series of class action lawsuits and a separate but related stockholder action were filed in federal court purportedly by or on behalf of stockholders. These actions name as defendants the Company, certain of its present and former officers and directors and its independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages from the Company. Similar actions were also filed in state court. While management intends to contest these actions vigorously, the disposition of this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants, were also filed in state court. Any monetary judgments in the derivative actions would accrue to the benefit of the Company.

    In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

    ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1996 and 1995, "advances on unearned license revenue" in the Company's restated consolidated balance sheet reflects amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in a single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received.

    CUSTOMER FINANCING. In the normal course of business, the Company often arranges for non-recourse financing through the sale of customer payment streams. Such financing arrangements are offered by a number of financial institutions. The Company has traditionally relied on a limited number of these financing institutions for most of the customer financing it arranges. Future cash flows of the Company would be negatively impacted if the Company's financing resources were to discontinue their services for any reason.

    NEED FOR ADDITIONAL FINANCING. In order to provide additional working capital to fund its operating activities and restructuring costs, the Company expects that it will be required to raise additional capital, which may be in the form of equity or debt. There can be no assurance that additional debt or equity financing will be available as needed or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional capital as needed would have a material adverse effect on the Company's business and financial condition. To the extent the terms of any available financing are materially unfavorable to the Company, such a financing could impair the Company's ability to obtain additional financing in the future or to implement its business plan.

    VOLATILITY OF INFORMIX STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

    PERSONNEL CHANGES. The Company's future performance will depend to a significant extent on its ability to attract and retain highly skilled sales, consulting, technical, marketing and management personnel. Beginning in the first part of 1997 and continuing until the present, a number of senior management personnel and other key employees have departed the Company. The Company has been successful to date in replacing only some of the positions that have been vacated. The competition for employees in the database software industry is intense, and the Company expects that such competition will continue for the foreseeable future. From time to time the Company has experienced difficulty in locating candidates with appropriate qualifications. The Company also believes stock options are a critical component for motivating and retaining its key employees. The recent decline in the price of the Company's Common Stock has made stock options previously granted with higher exercise prices less valuable to the Company's current employees and has consequently made it more difficult for the Company to retain its key employees. The failure of the Company to attract and retain key personnel could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

    During 1997, the Company has experienced a significant number of voluntary resignations and in addition has taken actions to selectively reduce the number of employees in certain functional areas. At December 31, 1996, the Company had 4,491 regular employees worldwide. On or about September 28, 1997, regular employees numbered approximately 3,745.

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

    TECHNOLOGICAL CHANGE AND NEW PRODUCTS. In recent years, the relational database management system (RDBMS) industry has expanded at significant growth rates, due in part to the continuing development of new technologies and products responsive to customer requirements. In the event the growth rates in the RDBMS industry should decline for any reason, it is likely the markets for the Company's products would be adversely affected, which would have a negative impact on the Company's business, results of operations, financial position and cash flows. In addition, the market for the Company's products and services is characterized by rapidly changing technology and frequent new product introductions. The Company's success will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis and that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company has experienced product delays in the past and may experience delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key factor in determining the success of the Company will continue to be the ability of the Company's products to interoperate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational database management systems. Failure to meet existing or future interoperability and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

    INTERNATIONAL OPERATIONS. In 1995 and 1996, approximately 55 percent and 54 percent, respectively, of the Company's net revenues were derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional political and economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CONSOLIDATED BALANCE SHEETS

                                                                                       RESTATED--SEE NOTE 1
                                                                                    --------------------------
                                                                                    DECEMBER 31,  DECEMBER 31,
                                                                                        1996          1995
                                                                                    ------------  ------------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       SHARE AND PER-SHARE
                                                                                             AMOUNTS)
                                                    ASSETS
Current Assets:
  Cash and cash equivalents.......................................................   $  226,508    $  164,305
  Short-term investments..........................................................       34,512        88,904
  Accounts receivable, less allowances for doubtful accounts of $21,429 in 1996
    and $12,854 in 1995...........................................................      194,499       166,716
  Deferred taxes..................................................................       42,133        24,536
  Other current assets............................................................       35,662        28,155
                                                                                    ------------  ------------
Total current assets..............................................................      533,314       472,616
                                                                                    ------------  ------------
Property and equipment, at cost
  Computer equipment..............................................................      225,336       103,650
  Office equipment and leasehold improvements.....................................       67,982        49,292
  Less accumulated depreciation and amortization..................................     (106,591)      (71,310)
                                                                                    ------------  ------------
                                                                                        186,727        81,632
Software costs, less accumulated amortization of $41,559 in 1996 and $18,980 in
  1995............................................................................       54,486        36,866
Deferred taxes....................................................................       10,542        21,021
Long-term investments.............................................................        6,639         9,781
Intangible assets.................................................................       34,693        40,730
Other assets......................................................................       55,597        19,799
                                                                                    ------------  ------------
Total Assets......................................................................   $  881,998    $  682,445
                                                                                    ------------  ------------
                                                                                    ------------  ------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................................   $   65,446    $   29,646
  Accrued expenses................................................................       59,723        35,480
  Accrued employee compensation...................................................       57,626        49,911
  Income tax payable..............................................................        5,757        32,780
  Deferred taxes..................................................................        1,612         1,612
  Deferred maintenance revenue....................................................       94,981        66,792
  Advances on unearned license revenue............................................      239,506        83,553
  Current portion of capital lease obligations....................................          866           769
  Other current liabilities.......................................................        4,660         8,479
                                                                                    ------------  ------------
Total current liabilities.........................................................      530,177       309,022
                                                                                    ------------  ------------
Capital lease obligations, less current portion...................................        1,462           890
Other noncurrent liabilities......................................................          897         1,956
Deferred taxes....................................................................       24,158        12,830
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share--5,000,000 shares authorized, none
    issued........................................................................       --            --
  Common stock, par value $.01 per share--500,000,000 shares authorized, issued
    150,782,000 and 147,984,000 in 1996 and 1995, respectively....................        1,508         1,480
  Additional paid-in capital......................................................      243,564       204,448
  Retained earnings...............................................................       78,723       154,098
  Unrealized gain on available-for-sale securities, net of tax....................       11,690         4,064
  Foreign currency translation adjustment.........................................      (10,181)       (6,343)
                                                                                    ------------  ------------
Total stockholders' equity........................................................      325,304       357,747
                                                                                    ------------  ------------
Total Liabilities and Stockholders' Equity........................................   $  881,998    $  682,445
                                                                                    ------------  ------------
                                                                                    ------------  ------------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      RESTATED--SEE NOTE 1
                                                                               ----------------------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             DATA)
Net Revenues
  Licenses...................................................................  $  496,039  $  458,284  $  346,518
  Services...................................................................     231,810     174,486     105,451
                                                                               ----------  ----------  ----------
                                                                                  727,849     632,770     451,969
Costs and Expenses
  Cost of software distribution..............................................      46,786      37,593      24,494
  Cost of services...........................................................     144,850      91,540      46,798
  Sales and marketing........................................................     413,689     301,932     203,815
  Research and development...................................................     120,211      85,643      64,264
  General and administrative.................................................      64,416      51,114      35,369
  Expenses related to Illustra merger........................................       5,914      --          --
                                                                               ----------  ----------  ----------
                                                                                  795,866     567,822     374,740
                                                                               ----------  ----------  ----------
Operating income (Loss)......................................................     (68,017)     64,948      77,229
  Interest income............................................................       9,868       8,148       3,970
  Interest expense...........................................................      (5,784)     (2,522)       (551)
  Other income (expense), net................................................       2,899         120      (3,105)
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................     (61,034)     70,694      77,543
    Income taxes.............................................................      12,531      32,094      29,250
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $  (73,565) $   38,600  $   48,293
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per common share...........................................  $    (0.49) $     0.26  $     0.34
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average number of common and common equivalent shares
  outstanding:...............................................................     149,310     150,627     142,782

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     RESTATED--SEE NOTE 1
                                                                             -------------------------------------
                                                                                   YEARS ENDED DECEMBER 31,
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Operating Activities
Net income (loss)..........................................................  $   (73,565) $    38,600  $    48,293
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
  License revenue paid in advance (see contra).............................      (58,206)     (34,237)      (8,140)
  Depreciation and amortization............................................       47,207       28,949       16,575
  Amortization of capitalized software.....................................       14,626       12,041        7,848
  Deferred tax expense.....................................................       (3,965)     (16,577)      (4,103)
  Provisions for losses on accounts receivable.............................       14,983        8,508        3,837
  Foreign currency transaction gain........................................       (5,349)      (4,609)      (1,323)
  Gain on sales of strategic investments...................................       (3,856)     --           --
  Loss on disposal of property and equipment...............................        2,393          605      --
  Changes in operating assets and liabilities:
    Accounts receivable....................................................      (45,426)     (47,045)     (23,249)
    Other current assets...................................................           89       (8,441)      (2,025)
    Accounts payable and accrued expenses..................................       52,077       64,294       31,528
    Deferred maintenance revenue...........................................       29,590       17,197       11,613
                                                                             -----------  -----------  -----------
Net cash and cash equivalents provided by (used in) operating activities...      (29,402)     (59,285)      80,854
                                                                             -----------  -----------  -----------
Investing Activities
Investments of excess cash:
  Purchases of held-to-maturity securities.................................      --          (144,517)    (124,102)
  Purchases of available-for-sale securities...............................     (152,179)      (4,303)    (111,923)
  Maturities of held-to-maturity securities................................      --            83,159      106,513
  Maturities of available-for-sale securities..............................      126,137        6,104      --
  Sales of available-for-sale securities...................................       83,696       27,261      140,866
Purchases of strategic investments.........................................      (12,737)      (1,000)      (1,623)
Proceeds from sales of strategic investments...............................        7,299      --           --
Purchases of property and equipment........................................     (148,270)     (56,500)     (25,747)
Proceeds from disposal of property and equipment...........................        1,929          288      --
Additions to software costs................................................      (32,381)     (23,977)     (15,048)
Business combinations, net of cash acquired................................       (4,340)     (38,413)      (8,799)
Other......................................................................      (14,434)      (5,757)        (721)
                                                                             -----------  -----------  -----------
Net cash and cash equivalents used in investing activities.................     (145,280)    (157,655)     (40,584)
                                                                             -----------  -----------  -----------
Financing Activities
Advances on unearned license revenue (see contra)..........................      207,218      109,338       26,380
Proceeds from issuance of common stock, net................................       24,357       27,898       15,836
Principal payments on capital leases.......................................       (1,025)        (442)      (1,342)
Acquisition of common stock................................................       (2,388)     --           (22,141)
Reissuance of treasury stock...............................................          578      --             7,915
                                                                             -----------  -----------  -----------
Net cash and cash equivalents provided by financing activities.............      228,740      136,794       26,648
                                                                             -----------  -----------  -----------
Effect of exchange rate changes on cash and cash equivalents...............        8,145       (6,402)         554
                                                                             -----------  -----------  -----------
Increase in cash and cash equivalents......................................       62,203       32,022       67,472
Cash and cash equivalents at beginning of year.............................      164,305      132,283       64,811
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $   226,508  $   164,305  $   132,283
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (RESTATED--SEE NOTE 1)

                                                                                                          UNREALIZED
                                                                                                            GAIN ON      FOREIGN
                                                        ADDITIONAL                                        AVAILABLE-    CURRENCY
                                     COMMON STOCK         PAID-IN        TREASURY STOCK       RETAINED     FOR-SALE    TRANSLATION
                                 SHARES      AMOUNT       CAPITAL      SHARES      AMOUNT     EARNINGS    SECURITIES   ADJUSTMENT
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Balances at December 31,
  1993........................    133,286   $   1,333    $ 127,176         (266)  $  (2,431)  $  84,030    $  --        $  (2,527)
Exercise of stock options.....      1,170          11        3,557
Sale of stock to employees
  under employee stock
  purchase plan...............         90           1        1,052
Issuance of stock, net of
  costs.......................      5,608          55       11,499
Tax benefits related to stock
  options.....................                              10,062
Foreign currency translation
  adjustment..................                                                                                                850
Acquisition of treasury
  stock.......................                                  (3)      (2,723)    (22,139)
Reissuance of treasury
  stock.......................                                            2,989      24,570     (16,655)
Unrealized Gain on
  available-for-sale
  securities, net of tax                                                                                         665
Net income....................                                                                   48,293
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
Balances at December 31,
  1994........................    140,154       1,400      153,343       --          --         115,668          665       (1,676)
Exercise of stock options.....      4,377          44       13,712
Sale of stock to employees
  under employee stock
  purchase plan...............        349           3        6,603
Issuance of stock, net of
  costs.......................      2,571          28        7,508
Tax benefits related to stock
  options.....................                              21,291
Acquisition of STG............        533           5        1,991                                 (170)
Foreign currency translation
  adjustment..................                                                                                             (4,667)
Unrealized Gain on
  available-for-sale
  securities, net of tax......                                                                                 3,399
Net income....................                                                                   38,600
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
Balances at December 31,
  1995........................    147,984       1,480      204,448       --          --         154,098        4,064       (6,343)
Exercise of stock options.....      2,182          22       13,343
Sale of stock to employees
  under employee stock
  purchase plan...............        616           6       10,986
Acquisition of treasury
  stock.......................                                             (100)     (2,388)
Reissuance of treasury
  stock.......................                                              100       2,388      (1,810)
Tax benefits related to stock
  options.....................                              14,787
Foreign currency translation
  adjustment..................                                                                                             (3,838)
Unrealized Gain on
  available-for-sale
  securities, net of tax......                                                                                 7,626
Net loss......................                                                                  (73,565)
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
Balances at December 31,
  1996........................    150,782   $   1,508    $ 243,564       --       $  --       $  78,723    $  11,690    $ (10,181)
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
                                ---------  -----------  -----------  -----------  ---------  -----------  -----------  -----------


                                 TOTALS
                                ---------

Balances at December 31,
  1993........................  $ 207,581
Exercise of stock options.....      3,568
Sale of stock to employees
  under employee stock
  purchase plan...............      1,053
Issuance of stock, net of
  costs.......................     11,554
Tax benefits related to stock
  options.....................     10,062
Foreign currency translation
  adjustment..................        850
Acquisition of treasury
  stock.......................    (22,142)
Reissuance of treasury
  stock.......................      7,915
Unrealized Gain on
  available-for-sale
  securities, net of tax              665
Net income....................     48,293
                                ---------
Balances at December 31,
  1994........................    269,400
Exercise of stock options.....     13,756
Sale of stock to employees
  under employee stock
  purchase plan...............      6,606
Issuance of stock, net of
  costs.......................      7,536
Tax benefits related to stock
  options.....................     21,291
Acquisition of STG............      1,826
Foreign currency translation
  adjustment..................     (4,667)
Unrealized Gain on
  available-for-sale
  securities, net of tax......      3,399
Net income....................     38,600
                                ---------
Balances at December 31,
  1995........................    357,747
Exercise of stock options.....     13,365
Sale of stock to employees
  under employee stock
  purchase plan...............     10,992
Acquisition of treasury
  stock.......................     (2,388)
Reissuance of treasury
  stock.......................        578
Tax benefits related to stock
  options.....................     14,787
Foreign currency translation
  adjustment..................     (3,838)
Unrealized Gain on
  available-for-sale
  securities, net of tax......      7,626
Net loss......................    (73,565)
                                ---------
Balances at December 31,
  1996........................  $ 325,304
                                ---------
                                ---------

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 1996 with the Securities and Exchange Commission, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions in 1996, 1995 and 1994. The irregularities took numerous forms and were primarily the result of lack of compliance with or circumvention of the Company's procedures and controls.

    The Company undertook and completed extended procedures related to license transactions recorded in each year of the three-year period. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of license transactions were improperly reported as earned revenue in 1996, 1995 and 1994.

    Because of the pervasiveness of the aforementioned irregularities, the Company has concluded that the earnings process for a significant number of original license agreements with resellers (original equipment manufacturers, distributors and value added resellers) was not complete at the time of delivery of the master copy of the software to the reseller. Further, the Company has learned that informal or otherwise undisclosed arrangements with a number of resellers have resulted or could result in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned. Accordingly, the Company has determined that this revenue is earned when the licenses are resold or utilized by the reseller and after any related obligations have been satisfied, i.e. when there are no longer any significant remaining uncertainties related to the earnings process. This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis, for 1996, 1995 and 1994.

    Accordingly, such financial statements have been restated as follows:

                                                   1996                    1995                    1994
                                          ----------------------  ----------------------  ----------------------
                                              AS                      AS                      AS
                                           REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                          ----------  ----------  ----------  ----------  ----------  ----------
Net revenues
  Licenses..............................  $  708,035  $  496,039  $  539,733  $  458,284  $  364,661  $  346,518
  Services..............................     231,276     231,810     174,486     174,486     105,451     105,451
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                             939,311     727,849     714,219     632,770     470,112     451,969
Operating income (loss).................     137,344     (68,017)    145,826      64,948      95,091      77,229
Income taxes............................      50,391      12,531      55,164      32,094      34,074      29,250
Net income (loss).......................      97,818     (73,565)     97,644      38,600      61,948      48,293
Net income (loss) per share.............  $     0.63  $    (0.49) $     0.65  $     0.26  $     0.43  $     0.34
Retained earnings.......................  $  322,805  $   78,723  $  226,797  $  154,098  $  129,323  $  115,668
Advances on unearned license revenue....      --         239,506      --          83,553      --          18,556

NOTE 2--MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY

    The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses in 1996 and anticipates that it will continue to incur losses and report reduced revenues through at least 1997. In addition, the Company anticipates that its cash and working capital requirements in the short term cannot be met entirely from funds generated internally from operations.

                              INFORMIX CORPORATION

NOTE 2--MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY (CONTINUED) Management's operational and financing plans to address the above issues include (1) continued cost containment measures to bring spending levels in line with planned revenue; (2) sale of non-essential assets including an undeveloped land site (see Note 13 to the Consolidated Financial Statements); (3) obtaining additional equity and debt financing; (4) modifying long-term lease arrangements for new offices; and (5) resolution of stockholder class action litigation (see
Note 12 to the Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these objectives. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of these liquidity uncertainties.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND OPERATIONS. The Company is a multinational supplier of high-performance, parallel processing database technology for open systems. The Company's products also include application development tools for creating client/server production applications, decision-support systems, ad-hoc query interfaces, and software that allows information to be shared transparently from personal computers to mainframes within the corporate computing environment. In addition to software products, the Company offers training, consulting, and post-contract support to its customers.

    The principal geographic markets for the Company's products are North America, Europe, Asia/ Pacific, Japan, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality, and government services sectors.

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

    RESTATEMENT OF PRIOR YEAR DATA AS A RESULT OF A BUSINESS COMBINATION. As more fully described in Note 11, in February 1996, Illustra Information Technologies, Inc. (Illustra) merged with a wholly-owned subsidiary of the Company. The merger has been accounted for as a pooling of interests and the historical consolidated financial statements of the Company for all periods prior to the merger have been restated to include the financial position, results of operations, and cash flows of Illustra. Costs of the merger are included in the consolidated results of operations in 1996.

    FOREIGN CURRENCY TRANSLATION. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign entity financial statements are included as a component of stockholders' equity.

    For foreign operations with the U.S. dollar as the functional currency, certain assets and liabilities are remeasured at the year-end or historical exchange rates as appropriate. Statements of operations are

                              INFORMIX CORPORATION

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) remeasured at the average exchange rates during the year. Gains and losses resulting from the remeasurement of the entity's financial statements and other foreign currency transaction gains and losses are included in other expense, net.

    The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company operates, on a limited basis, in certain countries in Latin America, Eastern Europe, and Asia Pacific where there are limited forward currency exchange markets and thus the Company has limited unhedged transaction exposures in these currencies. Gains and losses associated with exchange rate fluctuations on forward foreign exchange contracts are recorded currently as income or loss as they offset corresponding gains and losses recorded on the foreign currency denominated assets and liabilities being hedged. The costs of the forward foreign exchange contracts are recorded as other expense, net (see Note 5 to the Consolidated Financial Statements).

REVENUE RECOGNITION

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end-users upon delivery of the software product to a customer when there are no significant post-delivery obligations and collection of the license fee is considered probable. However, as previously discussed in Note 1, because the Company is unable to estimate the amount of allowances for transactions entered into with resellers, revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. The Company provides for all other sales allowances on an estimated basis.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical support and software updates to customers. Maintenance contract revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from license fees and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1996 and 1995, "advances on unearned license revenue" in the Company's restated consolidated balance sheets reflect amounts received from customers and third-party financial institutions in advance of revenue being recognized. As a result of the Company's aforementioned revised application of its revenue recognition accounting policy for reseller transactions, the Company may receive cash, either from the customer, or from a financing entity to whom the customer payment streams are sold, prior to the time the license fee is recognized as earned revenue.

    The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received.

    The Company's arrangements for financing of license contracts with customers frequently take the form of a non-recourse sale of the future payment streams. When such customer contracts are sold to a third-party financing entity, they are typically sold at a discount which represents the financing cost. Such discounts are charged to expense immediately in cases where the license has been recorded as a sale. For

                              INFORMIX CORPORATION

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transactions where the financing is received prior to the recognition of revenue, the financing discount has been charged to interest expense over the financing period based on the contractual terms on a straight-line basis, which approximates the "interest method."

    In 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company will be required to adopt the provisions of the SOP as of January 1, 1998. The Company is evaluating the SOP in relation to its current revenue recognition policy. Adoption of the SOP may affect the revenue recognition practices of the Company.

    CONCURRENT TRANSACTIONS. Principally during 1996, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services in the aggregate of approximately $130 million. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1996 included license agreements of approximately $170 million, of which $31 million was recognized as earned revenue by the Company in 1996. The Company disclosed in its 1996 annual report that $55 million of revenue was recognized from concurrent transactions in that year. This disclosure represented revenue (before the restatement) arising from specific license agreements where the Company acquired goods and services in approximately the same dollar amount and is included in the $170 million of 1996 concurrent transactions.

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

    SOFTWARE COSTS. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. The Company recorded amortization of $14.6 million, $12.0 million, and $7.8 million of software costs in 1996, 1995 and 1994, respectively, in cost of software distribution.

    PROPERTY AND EQUIPMENT. Depreciation of property and equipment is calculated using the straight-line method over its estimated useful life, generally the shorter of the applicable lease term or three-to-seven years for financial reporting purposes.

                              INFORMIX CORPORATION

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BUSINESSES ACQUIRED. The purchase price of businesses acquired, accounted for as purchased business combinations, is allocated to the tangible and specifically identifiable intangible assets acquired based on their fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date have been five to seven years. The carrying values of goodwill and specified intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. There were no writedowns of intangible assets in 1996, 1995 or 1994. As of December 31, 1996 and 1995, the Company had $50.6 million and $48.4 million of intangible assets, with accumulated amortization of $15.9 million and $7.7 million, respectively, as a result of these acquisitions.

    NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. All stock options are considered common stock equivalents and are included in the weighted average computations when the effect is dilutive.

    CONCENTRATION OF CREDIT RISK. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

    In the normal course of business, the Company often arranges for non-recourse financing through the sale of customer accounts receivable. Such financing arrangements are offered by a number of financial institutions. The Company has traditionally relied on a limited number of these financial institutions for most of the customer financing it arranges. Future advances and cash flows of the Company would be negatively impacted if the Company's financing resources were to discontinue their services for any reason.

    No single customer accounted for 10% or more of the consolidated revenues of the Company in 1996, 1995 or 1994.

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

    SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and the

                              INFORMIX CORPORATION

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents, short and long term investments, other assets, and currency forward contracts are based on quoted market prices.

NOTE 4--FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale debt and equity securities:

                                                                             AVAILABLE-FOR-SALE SECURITIES
                                                                   --------------------------------------------------
                                                                                  GROSS         GROSS
                                                                               UNREALIZED    UNREALIZED    ESTIMATED
DECEMBER 31, 1996                                                     COST        GAINS        LOSSES      FAIR VALUE
-----------------------------------------------------------------  ----------  -----------  -------------  ----------
                                                                                     (IN THOUSANDS)
U.S. treasury securities.........................................  $   61,308   $  --         $     (20)   $   61,288
Commercial paper.................................................      15,872          14            (2)       15,884
Municipal bonds..................................................      27,317          10           (48)       27,279
Auctioned preferred stock........................................       4,504      --                (4)        4,500
                                                                   ----------  -----------          ---    ----------
    Total debt securities........................................     109,001          24           (74)      108,951
U.S. equity securities...........................................      15,404      18,490            --        33,894
                                                                   ----------  -----------          ---    ----------
                                                                   $  124,405   $  18,514     $     (74)   $  142,845
                                                                   ----------  -----------          ---    ----------
                                                                   ----------  -----------          ---    ----------
Amounts included in cash and cash equivalents....................  $   67,806   $  --         $      (6)   $   67,800
Amounts included in short-term investments.......................      34,548          19           (55)       34,512
Amounts included in long-term investments........................       6,647           5           (13)        6,639
Amounts included in other assets.................................      15,404      18,490        --            33,894
                                                                   ----------  -----------          ---    ----------
                                                                   $  124,405   $  18,514     $     (74)   $  142,845
                                                                   ----------  -----------          ---    ----------
                                                                   ----------  -----------          ---    ----------

                              INFORMIX CORPORATION

NOTE 4--FINANCIAL INSTRUMENTS (CONTINUED)
    The maturity dates of the financial instruments included in long-term investments vary from 1998 to 2026.

                                                                            AVAILABLE-FOR-SALE SECURITIES
                                                                   ------------------------------------------------
                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 1995                                                     COST        GAINS       LOSSES     FAIR VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
                                                                                    (IN THOUSANDS)
U.S. treasury securities.........................................  $    5,608   $  --        $  --       $    5,608
Commercial paper.................................................      51,288         146          (88)      51,346
Municipal bonds..................................................      82,096          71         (213)      81,954
Auctioned preferred stock........................................       2,506      --               (5)       2,501
                                                                   ----------  -----------  -----------  ----------
    Total debt securities........................................     141,498         217         (306)     141,409
U.S. equity securities...........................................       6,110       7,500         (831)      12,779
                                                                   ----------  -----------  -----------  ----------
                                                                   $  147,608   $   7,717    $  (1,137)  $  154,188
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Amounts included in cash and cash equivalents....................  $   42,724   $  --        $  --       $   42,724
Amounts included in short-term investments.......................      89,072         137         (305)      88,904
Amounts included in long-term investments........................       9,702          80           (1)       9,781
Amounts included in other assets.................................       6,110       7,500         (831)      12,779
                                                                   ----------  -----------  -----------  ----------
                                                                   $  147,608   $   7,717    $  (1,137)  $  154,188
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

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

NOTE 5--DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. The Company's practice is to settle all foreign exchange contracts within ten calendar days of year end and thus there is no material difference between the contract value and the fair value of the contracts at December 31, 1996 and 1995. At December 31, 1996 and 1995, the Company had approximately $168.6 million and $77.2 million of forward foreign currency exchange contracts outstanding, respectively. The table below summarizes by currency the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1996 and December 31, 1995.

                              INFORMIX CORPORATION

NOTE 5--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The restatement of the 1996, 1995 and 1994 financial statements resulted in a change in the Company's foreign currency denominated intercompany accounts payable and accounts receivable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in the related asset and liability currency exchange rates were not offset by underlying gains and losses on forward foreign currency exchange contracts used to hedge those foreign currency exposures.

FORWARD CONTRACTS

AT DECEMBER 31, 1996                                                             FACE VALUE  UNREALIZED GAIN/(LOSS)
-------------------------------------------------------------------------------  ----------  -----------------------
                                                                                           (IN THOUSANDS)
  Forward currency contracts sold:
    Deutsche Mark..............................................................  $   55,815         $     (24)
    Japanese Yen...............................................................      41,384              (143)
    British Pound..............................................................      16,051               (12)
    French Franc...............................................................       8,252            --
    Malaysian Ringgit..........................................................       5,914                 1
    Taiwanese NT...............................................................       5,609                (2)
    Italian Lira...............................................................       4,555                (9)
    Singapore Dollar...........................................................       3,600                (8)
    Dutch Guilder..............................................................       3,558                 1
    Sweden Krona...............................................................       2,246                 1
    Swiss Franc................................................................       1,622                 1
    Portuguese Escudo..........................................................       1,574            --
    Other (under $1 million)...................................................       2,240                (1)
                                                                                 ----------             -----
Total..........................................................................  $  152,420         $    (195)
                                                                                 ----------             -----
                                                                                 ----------             -----

Forward currency contracts purchased:
    British Pound..............................................................  $   10,501         $    (192)
    Deutsche Mark..............................................................       4,198                 6
    Other (under $1 million)...................................................       1,472                (7)
                                                                                 ----------             -----
Total..........................................................................  $   16,171         $    (193)
                                                                                 ----------             -----
                                                                                 ----------             -----
Grand Total....................................................................  $  168,591         $    (388)
                                                                                 ----------             -----
                                                                                 ----------             -----

                              INFORMIX CORPORATION

NOTE 5--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
FORWARD CONTRACTS

AT DECEMBER 31, 1995                                                             FACE VALUE   UNREALIZED GAIN/(LOSS)
-------------------------------------------------------------------------------  -----------  -----------------------
                                                                                            (IN THOUSANDS)
  Forward currency contracts sold:
    Deutsche Mark..............................................................   $  25,356          $     (14)
    Japanese Yen...............................................................      21,817                (74)
    Spanish Peseta.............................................................       6,178                 (4)
    French Franc...............................................................       4,807                 (7)
    Singapore Dollars..........................................................       4,326                  6
    Italian Lira...............................................................       2,403                  4
    British Pound..............................................................       2,329                 22
    Malaysian Ringgit..........................................................       2,287                 (2)
    Dutch Guilder..............................................................       1,550                  1
    Portuguese Escudo..........................................................       1,369                 (1)
    Austrian Schilling.........................................................       1,361             --
    Other......................................................................       3,369                 (1)
                                                                                 -----------               ---
Total..........................................................................   $  77,152          $     (70)
                                                                                 -----------               ---
                                                                                 -----------               ---

    Other than the use of forward foreign exchange contracts as discussed immediately above as of December 31, 1996, the Company does not currently invest in or hold any other financial instruments defined as derivative financial instruments by FAS 119.

NOTE 6--STOCK-BASED BENEFIT PLANS

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

                              INFORMIX CORPORATION

NOTE 6--STOCK-BASED BENEFIT PLANS

    In February 1996, on acquisition of Illustra, all of Illustra's outstanding options were converted into options to purchase 2.3 million shares of Informix common stock. All stock options were restated to include Illustra's options under the pooling-of-interests method. There were 172,677 shares available for grant under this Plan at December 31, 1996.

    Following is a summary of activity for all stock option plans for the three years ended December 31, 1996:

                                                                  NUMBER          OPTIONS
                                                                OF SHARES     PRICE PER SHARE
                                                               ------------  -----------------
Outstanding at December 31, 1993.............................    15,739,957  $0.06 to $13.13
Options granted..............................................     4,029,815  0.19 to 14.44
Options exercised............................................    (3,627,468) 0.06 to 12.75
Options canceled.............................................    (1,128,532) 0.06 to 11.88
                                                               ------------

Outstanding at December 31, 1994.............................    15,013,772  0.06 to 14.44

Options granted and assumed..................................     5,456,927  0.19 to 34.00
Options exercised............................................    (3,852,697) 0.19 to 13.88
Options canceled.............................................      (864,920) 0.06 to 32.75
                                                               ------------

Outstanding at December 31, 1995.............................    15,753,082  0.06 to 34.00

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                                PRICE
                                                                             ------------
Options granted and assumed..................................     5,850,225   $  24.3456
Options exercised............................................    (2,927,260)      4.6069
Options canceled.............................................    (1,561,800)     17.1483
                                                               ------------

Outstanding at December 31, 1996.............................    17,114,247   $  13.4495

                              INFORMIX CORPORATION

NOTE 6--STOCK-BASED BENEFIT PLANS (CONTINUED)
    The following table summarizes information about options outstanding at December 31, 1996:

                                                                                 OPTIONS EXERCISABLE
                                       OPTIONS OUTSTANDING                  ------------------------------
                        --------------------------------------------------     NUMBER
                            NUMBER           WEIGHTED          WEIGHTED      EXERCISABLE      WEIGHTED
                        OUTSTANDING AT        AVERAGE           AVERAGE          AT            AVERAGE
       RANGE OF          DECEMBER 31,        REMAINING         EXERCISE     DECEMBER 31,      EXERCISE
   EXERCISE PRICES           1996        CONTRACTUAL LIFE        PRICE          1996            PRICE
----------------------  --------------  -------------------  -------------  -------------  ---------------
   $ 0.0700 - $ 0.6719      2,304,968             6.63        $    0.3911      2,304,968     $    0.3911
   $ 0.6875 - $ 0.7500        380,100             4.38        $    0.7447        380,100     $    0.7447
   $ 0.7656 - $ 3.5938      1,731,085             5.08        $    3.2936      1,730,236     $    3.2943
   $ 3.7188 - $ 7.5000      1,888,065             6.88        $    6.7008      1,087,165     $    6.1130
   $ 7.5938 - $ 8.6250      1,871,601             6.26        $    8.6012      1,286,801     $    8.6017
   $ 8.6875 - $10.7813        420,675             6.79        $   10.0854        184,300     $   10.1559
   $10.8750 - $18.2500      2,761,139             8.24        $   17.8675        723,415     $   17.6530
   $18.3750 - $23.1250      2,001,650             9.74        $   22.1668         37,750     $   20.9894
   $23.2500 - $24.1250      2,766,288             9.33        $   24.0838         59,116     $   23.8057
   $24.2500 - $34.7500        988,676             9.08        $   30.3152        194,325     $   28.4078
                        --------------             ---       -------------  -------------  ---------------
   $ 0.0700 - $34.7500     17,114,247             7.61        $   13.4495      7,988,176     $    5.8788

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

STOCK BASED COMPENSATION

    As permitted under FASB Statement No.123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25,

                              INFORMIX CORPORATION

NOTE 6--STOCK-BASED BENEFIT PLANS (CONTINUED)
"Accounting for Stock Issued to Employees" (APB 25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding the net income (loss) and earnings per share
(loss) is required by FASB 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reasonable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                  OPTIONS                           ESPP
                                       ------------------------------  ------------------------------
                                            1996            1995            1996            1995
                                       --------------  --------------  --------------  --------------
Expected life (years)................        4.5 year        4.5 year        .25 year        .25 year
Expected volatility (percent)........   .5822 - .6327   .5642 - .6239   .5765 - .9662   .4170 - .7295
Risk-free interest rate (percent)....     5.20 - 6.09     5.82 - 7.72     5.01 - 5.85     5.49 - 6.07

    For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows, (in thousands except for net income per share information):

                                                    1996       1995
                                                  RESTATED   RESTATED
                                                 ----------  ---------
Net income (loss)                   As reported  $  (73,565) $  38,600
                                      Pro forma     (94,196)    28,652

Net income (loss) per share         As reported  $    (0.49) $    0.26
                                      Pro forma       (0.63)      0.19

    FASB 123 is applicable only to awards granted subsequent to December 31, 1994. Therefore, its pro forma effect will not be fully reflected until approximately 1998.

    Calculated under FASB 123, the weighted-average fair value of the options granted during 1996 and 1995 was $13.04 and $10.39 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP during 1996 and 1995 were $7.47 and $5.27, respectively.

NOTE 7--401(K) PLAN

    The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit ($9,500 for 1996). In 1996, the Company matched 50 percent of

                              INFORMIX CORPORATION

NOTE 7--401(K) PLAN (CONTINUED)
each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1996, 1995 and 1994 were $3.8 million, $2.5 million and $1.4 million, respectively.

NOTE 8--COMMITMENTS

    The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:

                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
                                                                    (IN THOUSANDS)
Computer equipment.....................................      $   8,825          $   7,924
Office equipment.......................................          2,474              1,636
                                                                ------             ------
                                                                11,299              9,560
Less: accumulated amortization.........................          8,985              7,716
                                                                ------             ------
                                                             $   2,314          $   1,844
                                                                ------             ------
                                                                ------             ------

    During 1996 and 1995, the Company financed approximately $1,800,000 and $1,677,000, respectively, of equipment purchases under capital lease arrangements. Amortization with respect to leased equipment is included in depreciation expense.

    The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $42.4 million, $19.7 million and $17.3 million in 1996, 1995 and 1994, respectively (see Note 13 to the Consolidated Financial Statements).

    The Company planned on relocating its corporate headquarters to Santa Clara, California approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two year lease for twenty seven acres of undeveloped commercial real estate. Upon termination of the lease term, the Company would have had the option to purchase the land, or if such purchase option was not exercised, arrange for the sale of the parcels to an unrelated third party. In the event the later option was exercised, the Company was required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the parcels, approximately $61.5 million. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a collateral account controlled by an affiliate of the lessor. Interest on these deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payments due under the lease. The real estate lease also included certain financial performance criteria which must be met by the Company during the lease term. (See Note 13 to the Consolidated Financial Statements.)

    In addition, in November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara adjacent to the twenty seven acres described above. The lease term is for fifteen years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments increase within a contractual range based on changes in the Consumer Price Index.

    As of December 31, 1996, the Company was contractually obligated to purchase approximately $45 million of various computer equipment related to its SuperStores.

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS (CONTINUED)
    Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1996, are as follows:

                                                                     CAPITAL    NON-CANCELABLE
YEAR ENDING DECEMBER 31                                              LEASES    OPERATING LEASES
------------------------------------------------------------------  ---------  ----------------
                                                                          (IN THOUSANDS)
1997..............................................................  $   1,265    $     45,941
1998..............................................................        803          44,591
1999..............................................................        386          41,244
2000..............................................................        153          23,438
2001..............................................................     --              16,396
Thereafter........................................................     --              88,904
                                                                    ---------        --------
Total payments....................................................      2,607    $    260,514
                                                                                     --------
                                                                                     --------
Less: amount representing interest................................        279
                                                                    ---------
Present value of minimum lease payments...........................      2,328
Less current portion                                                      866
                                                                    ---------
                                                                    $   1,462
                                                                    ---------
                                                                    ---------

NOTE 9--GEOGRAPHIC INFORMATION

    Net revenues, operating income, and identifiable assets for the Company's U.S., European, Asia/ Pacific and other foreign operations are summarized below by year:

                                                 UNITED
                                                 STATES       EUROPE    INTERCONTINENTAL ELIMINATIONS    TOTAL
                                              ------------  ----------  ---------------  ------------  ----------
                                                                        (IN THOUSANDS)
1996:
Net revenues................................   $  410,549   $  229,588    $   144,451     $  (56,741)  $  727,847
Operating income (loss).....................      (38,331)     (24,156)        (6,883)         1,353      (68,017)
Identifiable assets.........................      734,852      218,196        146,006       (217,058)     881,996

1995:
Net revenues................................   $  365,647   $  199,711    $   120,216     $  (52,804)  $  632,770
Operating income (loss).....................       69,245       (2,588)          (960)          (749)      64,948
Identifiable assets.........................      579,306      216,530        110,776       (224,699)     681,913

1994:
Net revenues................................   $  267,795   $  131,605    $    67,649     $  (15,079)  $  451,970
Operating income (loss).....................       85,224      (50,527)        41,637            895       77,229
Identifiable assets.........................      419,006      110,195         37,448       (118,880)     447,769

    Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, and which in general are in accordance with the rules and regulations of the respective governing tax authorities.

                              INFORMIX CORPORATION

NOTE 9--GEOGRAPHIC INFORMATION (CONTINUED)
    Export revenues consisting of sales from the Company's U.S. operating subsidiary to non-affiliated customers were as follows:

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Canada.......................................................  $   7,521  $   6,299  $   5,100
Latin America................................................      6,556      6,817      6,641
Asia/Pacific.................................................      3,391      5,887     32,820
Other........................................................      3,437      1,301      3,015
                                                               ---------  ---------  ---------
Total........................................................  $  20,905  $  20,304  $  47,576
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income before income taxes consists of the following:

                                                                1996        1995       1994
                                                              ---------  ----------  ---------
                                                                       (IN THOUSANDS)
Currently payable:
  Federal...................................................  $   1,540  $   40,582  $  26,754
  State.....................................................        565       6,463      4,482
  Foreign...................................................      6,216       9,325      5,277
                                                              ---------  ----------  ---------
                                                                  8,321      56,370     36,513
Deferred:
  Federal...................................................     (1,748)    (13,747)    (2,736)
  State.....................................................     (2,983)     (1,204)       (61)
  Foreign...................................................      8,941      (9,325)    (4,466)
                                                              ---------  ----------  ---------
                                                                  4,210     (24,276)    (7,263)
                                                              ---------  ----------  ---------
                                                              $  12,531  $   32,094  $  29,250
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    In 1996, 1995 and 1994, the Company recognized tax benefits related to stock option plans of $14.8 million, $21.3 million and $10.1 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.

    Income before income taxes consists of the following:

                                                                1996        1995       1994
                                                             ----------  ----------  ---------
                                                                      (IN THOUSANDS)
Domestic...................................................  $  (26,510) $   83,937  $  81,508
Foreign....................................................     (34,524)    (13,243)    (3,965)
                                                             ----------  ----------  ---------
                                                             $  (61,034) $   70,694  $  77,543
                                                             ----------  ----------  ---------

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                                1996                     1995                      1994
                                                       ----------------------  ------------------------  ------------------------
                                                        AMOUNT      PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                                       ---------  -----------  -----------  -----------  -----------  -----------
                                                                                     (IN THOUSANDS)
Computed tax at federal statutory rate...............  $ (21,362)      (35.0)%  $  24,743         35.0%   $  27,140         35.0%
Valuation allowance..................................     41,192        67.5%       4,239          6.0%         908          1.2%
Research and development credits.....................     (1,457)       (2.4)%       (935)        (1.3)%     (1,241)        (1.6)%
State income taxes, net of federal tax benefit.......     (1,572)       (2.6)%      3,418          4.8%       2,874          3.7%
Benefit from net earnings of foreign subsidiaries
  considered to be permanently reinvested in non-U.S.
  operations.........................................     --          --           --           --           --           --
Other, net...........................................     (4,270)       (7.0)%        629          0.9%        (431)        (0.6)%
                                                       ---------       -----   -----------       -----   -----------       -----
                                                       $  12,531        N.M.    $  32,094         45.4%   $  29,250         37.7%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
DEFERRED TAX ASSETS:
Reserves and accrued expenses..............................................  $   7,703  $   8,600
Deferred revenue...........................................................     33,875     15,290
Foreign net operating loss carryforwards...................................     38,067     11,701
Domestic net operating loss carryforwards..................................      9,800      7,984
Foreign taxes in excess of taxes at U.S. rate..............................      9,014      6,483
Other......................................................................        555        646
                                                                             ---------  ---------
Total deferred tax assets..................................................     99,014     50,704
Valuation allowance for deferred tax assets................................    (46,339)    (5,147)
                                                                             ---------  ---------
Deferred tax assets, net of valuation allowance............................     52,675     45,557

DEFERRED TAX LIABILITIES:
Capitalized software.......................................................     17,704     10,329
Revenue recognition........................................................      1,612      1,612
Taxes on unremitted foreign earnings Valuation of investment portfolio.....      6,454      2,501
                                                                             ---------  ---------
Total deferred tax liabilities.............................................     25,770     14,442
                                                                             ---------  ---------
Net deferred tax assets....................................................  $  26,905  $  31,115
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1996, the Company had approximately $98.1 million, $21.0 million and $10.5 million of foreign, federal and state net operating loss carryforwards. The foreign and state net operating loss carryovers expire at various dates beginning in 1998. The federal net operating loss carryovers expire at various dates beginning in 2008. Income taxes paid amounted to $22.7 million, $18.6 million and $22.5 million in 1996, 1995 and 1994, respectively. The valuation allowance for deferred tax assets increased by $41.2 million, $4.2 million and $0.9 million in 1996, 1995 and 1994, respectively.

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS

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

                                                                           1995        1994
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Income Statement

Net revenues
  Informix............................................................  $  632,770  $  451,969
  Illustra............................................................       5,234       1,415
                                                                        ----------  ----------
  Combined............................................................  $  638,004  $  453,384
                                                                        ----------  ----------
                                                                        ----------  ----------
Net income (loss)
  Informix............................................................  $   38,600  $   48,293
  Illustra............................................................      (7,689)     (4,248)
                                                                        ----------  ----------
  Combined............................................................  $   30,911  $   44,045
                                                                        ----------  ----------
                                                                        ----------  ----------

                              INFORMIX CORPORATION

NOTE 12--LITIGATION

    Commencing in April 1997, a series of class action lawsuits and a separate but related stockholder action were filed in federal court purportedly by or on behalf of stockholders. These actions name as defendants the Company, certain of its present and former officers and directors and its independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in state court. While management intends to contest these actions vigorously, the disposition of this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants, were also filed in state court. Any monetary judgments in the derivative actions would accrue to the benefit of the Company.

    In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

    In the ordinary course of business, various other lawsuits and claims are filed from time to time against the Company. It is the Company's opinion that the resolution of such other litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED)

    In the first nine months of 1997, the Company's license revenue decreased from the comparable period of the prior year. These lower revenues, combined with an increase in operating expenses resulted in a significant operating loss before restructuring charges. In response to the significant downturn in operating results, the Company restructured its operations to reduce operating expenses and recorded restructuring charges.

    BUSINESS COMBINATION. In February 1997, the Company acquired all of the outstanding capital stock of Centerview Software, Inc. ("Centerview"), a privately-owned company which develops and sells software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash plus direct costs of acquisition. The transaction has been accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price has been allocated to the net tangible and intangible assets acquired including approximately $7 million of research and development, which has been charged to operations in the period the acquisition was consummated (the first quarter of 1997).

    PURCHASE AND SALE OF SANTA CLARA REAL ESTATE. In April 1997, the Company exercised its option to purchase the 27 acres of real estate in Santa Clara, California, being leased under a two-year operating lease entered into in January 1997 for $61.5 million, so that alternative financing or a third party sale could be pursued. The Company had originally intended to lease the land for purposes of arranging the construction of its new corporate headquarters. In the second quarter of 1997, the Company wrote down the carrying value of this real estate asset to its estimated fair market value (based on a current independent appraisal) less estimated selling costs, of approximately $58 million. The Company has entered into agreements to sell the land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997.

                              INFORMIX CORPORATION

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)
    WRITE-OFF OF LONG-TERM ASSETS. In the first quarter of 1997, the Company's Japanese subsidiary experienced a significant shortfall in business activity compared to historical levels. This fact, coupled with continuing competitive pressures in the Japanese market, resulted in the Company adjusting its forecasts of future cash flows and further led the Company to evaluate the recoverability of the subsidiary's long-lived assets, including computer and other equipment and goodwill. As a result of this evaluation, the Company determined that the carrying value of these long-lived assets had been impaired and, accordingly, recorded a charge in the first quarter of $30.5 million to write-down the assets' carrying value to their estimated fair value. Fair value was determined using estimated future discounted cash flows of the subsidiary and/or resale market quotes as appropriate.

    ISSUANCE OF CONVERTIBLE PREFERRED STOCK. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Preferred Stock, face value $250 per share, to a private investor for aggregate net proceeds of $37.2 million and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Stock issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

    The Series A-1 Convertible Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Convertible Preferred Stock will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances of default. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1 Convertible Preferred Stock were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until stockholder approval is obtained.

                              INFORMIX CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                   (RESTATED)

                             (AMOUNTS IN THOUSANDS)

                                                                          ADDITIONS
                                                                   ------------------------
                                                                                CHARGED TO
                                                      BALANCE AT   CHARGED TO      OTHER                  BALANCE AT
                                                       BEGINNING    COSTS AND    ACCOUNTS    DEDUCTIONS     END OF
                                                       OF PERIOD    EXPENSES        (1)          (2)        PERIOD
                                                      -----------  -----------  -----------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 1996........................   $  12,854    $  15,329    $    (346)   $   6,408    $  21,429

Year ended December 31, 1995........................   $   6,049    $   8,247    $     261    $   1,703    $  12,854

Year ended December 31, 1994........................   $   3,181    $   1,937    $   1,900    $     969    $   6,049

------------------------

(1) Charged to net revenues

(2) Uncollectible accounts written off, net of recoveries

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--Informix Corporation

    We have audited the accompanying consolidated balance sheets of Informix Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (as restated). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 3, 1997, the Company, as discussed in Note 2, has experienced a substantial reduction in revenues and operating losses that adversely affect the Company's current results of operations and liquidity. Note 2 describes management's plans to address these issues.

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

San Jose, California

February 3, 1997, except as to Notes 1, 2, 3 and 12,       /s/ Ernst & Young LLP

as to which the date is November 16, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting held May 22, 1997. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers" in Part I, Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting held May 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting held May 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated herein by reference from the sections entitled "Stock Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Transactions with Management" of the Company's proxy statement to be filed pursuant to Regulation 14A for its Annual Stockholders Meeting held May 22, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following are filed as a part of this Annual Report:

(a)1.  Financial Statements (Restated)

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Financial Statements:

           Balance Sheets at December 31, 1996 and 1995

           Statements of Operations for each of the three years in the period ended December 31, 1996

           Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

           Statements of Cash Flows for each of the three years in the period ended December 31, 1996

       Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedule (Restated)

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

 10.1 (3) Form of Indemnity Agreement.

 10.2 (4) Form of Amended Indemnity Agreement.

 10.3 (5) 1989 Directors Stock Option Plan.

 10.4 (6) Amendment to the 1989 Directors Stock Option Plan.

 10.5 (7) Purchase Agreement dated as of January 6, 1997 between the Company and BPN
         Leasing Corporation ("BPN").

 10.6 (7) Lease Agreement dated as of January 6, 1997 between the Company and BPN.

 10.7 (7) Pledge Agreement dated as of January 6, 1997 between the Company, BPN and
         Banque Nationale de Paris.

 11.1* Schedule re: Computation of Net Income (Loss) Per Share.

 21.1 (7) Subsidiaries of the Registrant.

 23.1* Consent of Ernst & Young LLP, Independent Auditors.

 24.1* Power of Attorney (set forth on signature page).

 27.1* Financial Data Schedules.

------------------------

 *  Filed herewith.

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

(5) Incorporated by reference to exhibits to the Form S-8 Registration Statement No. 33-31116.

(6) Incorporated by reference to exhibits to the Form S-8 Registration Statement No. 33-50608.

(7) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation, as originally filed March 31, 1997.

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Informix Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 1997.

                                INFORMIX CORPORATION

                                By:         /s/ ROBERT J. FINOCCHIO, JR.
                                       --------------------------------------
                                              Robert J. Finocchio, Jr.
                                                      CHAIRMAN

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Yves Dexmier and Karen Blasing, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman, President, Chief
 /s/ ROBERT J. FINOCCHIO, JR.     Executive Officer and
------------------------------    Director (Principal        November 18, 1997
  (Robert J. Finocchio, Jr.)      Executive Officer)

                                Executive Vice President
    /s/ JEAN-YVES DEXMIER         and Chief Financial
------------------------------    Officer                    November 18, 1997
     (Jean-Yves Dexmier)          (Principal Financial
                                  Officer)

   /s/ ALBERT F. KNORP, JR.
------------------------------  Director                     November 18, 1997
    (Albert F. Knorp, Jr.)

      /s/ JAMES L. KOCH
------------------------------  Director                     November 18, 1997
       (James L. Koch)

   /s/ THOMAS A. MCDONNELL
------------------------------  Director                     November 18, 1997
    (Thomas A. McDonnell)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ CYRIL J. YANSOUNI
------------------------------  Director                     November 18, 1997
     (Cyril J. Yansouni)

                                Vice President and
      /s/ KAREN BLASING           Corporate Controller
------------------------------    (Principal Accounting      November 18, 1997
       (Karen Blasing)            Officer)

                                 EXHIBIT INDEX

  3.1 (1) Restated Certificate of Incorporation, as amended.

  3.2 (1) By-Laws, as amended.

  4.1 (2) Amended and Restated Preferred Share Rights Agreement.

 10.1 (3) Form of Indemnity Agreement.

 10.2 (4) Form of Amended Indemnity Agreement.

 10.3 (5) 1989 Directors Stock Option Plan.

 10.4 (6) Amendment to the 1989 Directors Stock Option Plan.

 10.5 (7) Purchase Agreement dated as of January 6, 1997 between the Company and BPN
         Leasing Corporation ("BPN").

 10.6 (7) Lease Agreement dated as of January 6, 1997 between the Company and BPN.

 10.7 (7) Pledge Agreement dated as of January 6, 1997 between the Company, BPN and
         Banque Nationale de Paris.

 11.1* Schedule re: Computation of Net Income (Loss) Per Share.

 21.1 (7) Subsidiaries of the Registrant.

 23.1* Consent of Ernst & Young LLP, Independent Auditors.

 24.1* Power of Attorney (set forth on signature page).

 27.1* Financial Data Schedules.

------------------------

 *  Filed herewith.

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

(5) Incorporated by reference to exhibits to the Form S-8 Registration Statement No. 33-31116.

(6) Incorporated by reference to exhibits to the Form S-8 Registration Statement No. 33-50608.

(7) Incorporated by reference to exhibits to the Form 10-K of Informix Corporation, as originally filed March 31, 1997.