Form 10-Q/A
period 1997-03-30
INFORMIX CORP
filed 1997-11-19
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

(Mark One)

/X/    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the Quarterly Period ended March 30, 1997

                                       OR

/ /    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the transition period from     to     .

                         Commission file number 0-15325

                              INFORMIX CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                94-3011736
     (State or other          (I.R.S. Employer
     jurisdiction of         Identification No.)
     incorporation or
      organization)

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

Total number of pages: 22.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  AMENDED FILING OF FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 30, 1997
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

    On August 7, 1997 and again on September 22, 1997, the Company announced that as a result of errors and irregularities discovered in the recording of income in 1996 and 1995 the Company anticipated restating its financial statements. The procedures undertaken by the Company to determine the extent of the restatement (described in those announcements) have resulted in the restatement of its financial statements for the quarter ended March 30, 1997 and the three years ended December 31, 1996, 1995 and 1994 (see Note A to the Unaudited Consolidated Financial Statements).

    General information in the originally filed Form 10-Q was presented as of the original filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

    Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                       PAGE
                                                                                                       -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited and Restated--see Note A):......           3

           Condensed Consolidated Statements of Operations for the three-month periods ended March
             30, 1997 and March 31, 1996..........................................................           4

           Condensed Consolidated Balance Sheets as of March 30, 1997 and December 31, 1996.......           5

           Condensed Consolidated Statements of Cash Flows for the three-month periods ended March
             30, 1997 and March 31, 1996..........................................................           6

           Notes to Condensed Consolidated Financial Statements...................................           7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................          12

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings....................................................          24

Item 2.    Changes in Securities and Use of Proceeds............................          24

Item 3.    Defaults Upon Senior Securities......................................          24

Item 4.    Submission of Matters to a Vote of Security Holders..................          24

Item 5.    Other Information....................................................          24

Item 6.    Exhibits and Reports on Form 8-K.....................................          24

Signature page..................................................................          25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                            RESTATED--SEE NOTE A
                                                                                           -----------------------
                                                                                             THREE MONTHS ENDED
                                                                                            MARCH 30,   MARCH 31,
                                                                                              1997         1996
                                                                                           -----------  ----------
Net revenues:
  Licenses...............................................................................  $    85,714  $  114,188
  Services...............................................................................       63,509      50,417
                                                                                           -----------  ----------
                                                                                               149,223     164,605

Costs and expenses:
  Cost of software distribution..........................................................       29,134       9,818
  Cost of services.......................................................................       41,152      33,409
  Sales and marketing....................................................................      131,023      90,078
  Research and development...............................................................       35,289      25,544
  General and administrative.............................................................       28,027      14,680
  Write-off of goodwill and other long-term assets.......................................       30,473          --
  Write-off of acquired research & development...........................................        7,000          --
  Merger expenses........................................................................           --       5,914
                                                                                           -----------  ----------
                                                                                               302,098     179,443
                                                                                           -----------  ----------
Operating loss...........................................................................     (152,875)    (14,838)
  Interest income........................................................................        1,267       2,250
  Interest expense.......................................................................       (1,789)       (851)
  Other income/(expense), net............................................................       12,036       1,195
                                                                                           -----------  ----------
Loss before income taxes.................................................................     (141,361)    (12,244)
Income taxes.............................................................................        2,800       3,133
                                                                                           -----------  ----------
Net loss.................................................................................  $  (144,161) $  (15,377)
                                                                                           -----------  ----------
                                                                                           -----------  ----------

Net loss per common share................................................................  $     (0.95) $    (0.10)
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Weighted average number of common and
  common equivalent shares outstanding...................................................      151,049     148,289

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                                                          RESTATED - SEE NOTE A
                                                                                         ------------------------
                                                                                         MARCH 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents............................................................  $   85,080   $  226,508
  Short-term investments...............................................................      35,280       34,512
  Accounts receivable, net.............................................................     165,506      194,499
  Deferred taxes.......................................................................      50,617       42,133
  Other current assets.................................................................      36,560       35,662
                                                                                         ----------  ------------
    Total current assets...............................................................     373,043      533,314

Property and equipment, net............................................................     174,002      186,727
Software costs, net....................................................................      43,457       54,486
Deferred taxes.........................................................................      10,542       10,542
Long-term investments..................................................................      32,864        6,639
Intangible assets......................................................................      12,131       34,693
Restricted cash........................................................................      61,500       --
Other assets...........................................................................      21,964       55,597
                                                                                         ----------  ------------
        Total assets...................................................................  $  729,503   $  881,998
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................................  $   46,798   $   65,446
  Accrued expenses.....................................................................      61,162       59,723
  Accrued employee compensation........................................................      65,752       57,626
  Income taxes payable.................................................................       6,988        7,369
  Deferred maintenance revenue.........................................................      99,927       94,981
  Advances on unearned license revenue.................................................     239,290      239,507
  Other liabilities....................................................................       3,272        5,525
                                                                                         ----------  ------------
    Total current liabilities..........................................................     523,189      530,177
Other liabilities......................................................................       2,375        2,359
Deferred taxes.........................................................................      25,329       24,158
Commitments and contingencies

Stockholders' equity:
  Common stock.........................................................................       1,512        1,508
  Additional paid-in capital...........................................................     245,177      243,564
  Retained earnings (deficit)..........................................................     (65,438)      78,723
  Unrealized gain on available-for-sale securities, net of tax.........................       7,837       11,690
  Foreign currency translation adjustment..............................................     (10,478)     (10,181)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     178,610      325,304
                                                                                         ----------  ------------
        Total liabilities and stockholders' equity.....................................  $  729,503   $  881,998
                                                                                         ----------  ------------
                                                                                         ----------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            RESTATED--SEE NOTE A
                                                                                           -----------------------
                                                                                             THREE MONTHS ENDED
                                                                                            MARCH 30,   MARCH 31,
                                                                                              1997         1996
                                                                                           -----------  ----------
Operating Activities
Net loss.................................................................................  $  (144,161) $  (15,377)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
  License revenue paid in advance (see contra)...........................................      (15,277)    (12,182)
  Depreciation and amortization..........................................................       24,897       8,798
  Amortization and write-off of capitalized software.....................................       20,233       3,624
  Deferred tax expense...................................................................           --      (3,198)
  Provisions for losses on accounts receivable...........................................       11,006       2,350
  Write-off of goodwill and other long-term assets.......................................       30,473          --
  Write-off of acquired research & development...........................................        7,000          --
  Foreign currency transaction loss......................................................        5,066       1,138
  (Gain) loss on disposal of property and equipment......................................          (50)        713
  Changes in operating assets and liabilities:
    Accounts receivable..................................................................       14,284       5,346
    Other current assets.................................................................       (9,853)     (2,463)
    Accounts payable and accrued expenses................................................       (4,957)    (25,384)
                                                                                                        ----------
    Deferred maintenance revenue.........................................................        6,825       7,787
                                                                                           -----------  ----------
Net cash and cash equivalents used in operating activities...............................      (54,514)    (28,848)

Investing Activities
Investments of excess cash:
  Purchases of available-for-sale securities.............................................      (10,374)    (55,827)
  Maturities of available-for-sale securities............................................        9,585      38,053
Purchases of strategic investments.......................................................       (1,750)     --
Purchases of property and equipment......................................................      (20,431)    (15,797)
Amount held as restricted cash...........................................................      (61,500)     --
Proceeds from disposal of property and equipment.........................................          279       1,064
Additions to software costs..............................................................       (8,104)     (6,742)
Business combinations, net of cash acquired..............................................       (8,786)     (1,000)
Other....................................................................................          (21)     (3,087)
                                                                                           -----------  ----------
Net cash and cash equivalents used in investing activities...............................     (101,102)    (43,336)

Financing Activities
Advances on unearned license revenue (see contra)........................................       19,514      38,976
Proceeds from issuance of stock, net.....................................................        1,617       5,661
Principal payments on capital leases.....................................................         (885)       (207)
                                                                                           -----------  ----------
Net cash and cash equivalents provided by financing activities...........................       20,426      44,430
                                                                                           -----------  ----------
Effect of exchange rate changes on cash and cash equivalents.............................       (6,238)        549
                                                                                           -----------  ----------
Decrease in cash and cash equivalents....................................................     (141,428)    (27,205)
Cash and cash equivalents at beginning of period.........................................      226,508     164,305
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $    85,080  $  137,100
                                                                                           -----------  ----------
                                                                                           -----------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1997
                                  (UNAUDITED)

NOTE A--RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 with the Securities and Exchange Commission, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions for all periods in the three years ended December 31, 1996. The irregularities took numerous forms and were primarily the result of lack of compliance with or circumvention of the Company's procedures and controls.

    The Company undertook and completed extended procedures related to license transactions recorded in each year of the three-year period ended December 31, 1996. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of license transactions were improperly reported as earned revenue for all interim periods in the three years ended December 31, 1996 and correspondingly has an effect on income reported for the three months ended March 30, 1997.

    Because of the pervasiveness of the aforementioned irregularities, the Company has concluded that the earnings process for a significant number of original license agreements with resellers (original equipment manufacturers, distributors and value added resellers) was not complete at the time of delivery of the master copy of the software to the reseller. Further, the Company has learned that informal or otherwise undisclosed arrangements with a number of resellers have or could result in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned. Accordingly, the Company has determined that this revenue is earned when the licenses are resold or utilized by the reseller and after any related obligations have been satisfied (i.e., when there are no longer any significant remaining uncertainties related to the earnings process). This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis, for the first quarter of 1997 and the years 1996, 1995 and 1994.

    As a result of the restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q/A have been restated.

                                           THREE MONTHS ENDED MARCH    THREE MONTHS ENDED
                                                   30, 1997              MARCH 31, 1996
                                           ------------------------  -----------------------
                                           AS REPORTED   RESTATED    AS REPORTED   RESTATED
                                           -----------  -----------  -----------  ----------
Net revenues
  Licenses...............................   $  71,676   $    85,714   $ 151,193   $  114,188
  Services...............................      61,988        63,509      52,828       50,417
                                           -----------  -----------  -----------  ----------
                                              133,664       149,223     204,021      164,605
Operating income (loss)..................    (164,362)     (152,875)     23,302      (14,838)
Income tax expense (benefit).............     (20,935)        2,800       9,333        3,133
Net Income (loss)........................    (140,107)     (141,361)     15,891      (15,377)
Net gain (loss) per share................   $   (0.93)  $     (0.95)  $    0.10   $    (0.10)
Retained earnings (deficit)..............   $ 182,698   $   (65,449)  $ 242,688   $   90,433
Advances on unearned license revenue.....          --       239,290          --      136,571

                              INFORMIX CORPORATION

                                 MARCH 30, 1997
                                  (UNAUDITED)

NOTE B--MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY

    The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses in 1996 and anticipates that it will continue to incur losses and report reduced revenues through at least December 31, 1997. In addition, the Company anticipates that its cash and working capital requirements in the short term cannot be met entirely from funds generated internally from operations.

    Management's operational and financing plans to address the above issues include (1) continued cost containment measures to bring spending levels in line with planned revenue; (2) sale of non-essential assets including an undeveloped land site; (3) obtaining additional equity and debt financing; (4) modifying long-term lease arrangements for new offices; and (5) resolving stockholder class action litigation (see Note I to the Unaudited Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these objectives. The March 30, 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these liquidity uncertainties.

NOTE C--PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

NOTE D--NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, ("basic earnings per share") the dilutive effect of stock options will be excluded. The adoption of Statement 128 would not have changed the computation of net loss per share for the quarters ended March 30, 1997 and March 31, 1996.

NOTE E--STOCKHOLDERS' EQUITY

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1996                          150,781,634
Shares issued upon exercise of stock options                        432,459
                                                                 ----------
Shares outstanding at March 30, 1997                             151,214,093
                                                                 ----------
                                                                 ----------

NOTE F--BUSINESS COMBINATIONS

    In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares

                              INFORMIX CORPORATION

                                 MARCH 30, 1997
                                  (UNAUDITED)

NOTE F--BUSINESS COMBINATIONS (CONTINUED) of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts and operations of Illustra. Related merger and transaction fees of approximately $5.9 million have been recorded in the first quarter of 1996.

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview Software, Inc. ("Centerview"), a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated, the first quarter of 1997.

NOTE G--COMMITMENTS

    The Company planned on relocating its corporate headquarters to Santa Clara, California approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two year lease for 27 acres of undeveloped commercial real estate. Upon termination of the lease term, the Company would have had the option to purchase the land, or if such purchase option was not exercised, arrange for the sale of the parcels to an unrelated third party. In the event the later option was exercised, the Company was required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the parcels, up to approximately $61.5 million. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Interest on these deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payment. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a collateral account controlled by an affiliate of the lessor. The real estate lease also included certain financial performance criteria which must be met by the Company during the lease term. (See Note J to the Consolidated Financial Statements.)

    In addition, in November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara adjacent to the 27 acres described above. The lease term is for 15 years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments increase within a contractual range based on changes in the Consumer Price Index. (See Note J to the Consolidated Financial Statements.)

NOTE H--WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS

    In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese

                              INFORMIX CORPORATION

                                 MARCH 30, 1997
                                  (UNAUDITED)

NOTE H--WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS (CONTINUED) subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or resale market quotes as appropriate.

NOTE I--LITIGATION

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

NOTE J--SUBSEQUENT EVENTS (UNAUDITED)

    For the nine months ended September 28, 1997, the Company's license revenue decreased from the comparable period of the prior year. These lower revenues, combined with an increase in operating expenses, resulted in an operating loss before restructuring charges. In response to the significant downturn in operating results, the Company restructured its operations in both the second and third quarters of 1997 and recorded restructuring charges in each of the periods.

    PURCHASE AND SALE OF SANTA CLARA REAL ESTATE. In April 1997, the Company exercised its option to purchase the 27 acres of real estate in Santa Clara, California, being leased under a two-year operating lease entered into in January 1997, so that alternative financing or a third party sale could be pursued. The Company had originally intended to lease the land for purposes of arranging the construction of its new corporate headquarters. The purchase price paid, $61.5 million, had previously been pledged by the Company as collateral under the lease and recorded as a long-term asset as of December 31, 1996. In the second quarter of 1997, the Company wrote down the carrying value of this real estate asset to its estimated fair market value (based on a current independent appraisal) less estimated selling costs, of

                              INFORMIX CORPORATION

                                 MARCH 30, 1997
                                  (UNAUDITED)

NOTE J--SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) approximately $58 million. The Company has subsequently entered into agreements to sell the land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997.

    ISSUANCE OF CONVERTIBLE PREFERRED STOCK. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Preferred Stock, face value $250 per share, to a private investor for an aggregate of $40 million ($37.2 million after issuance costs) and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Stock issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

    The Series A-1 Convertible Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Convertible Preferred Stock will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1 Convertible Preferred Stock were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until Informix stockholder approval is obtained.

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

    As a result of the restatement of the Company's financial statements for the first quarter of 1997 and the years 1996, 1995 and 1994, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-Q for the quarter ended March 30, 1997. Readers should carefully review the "Liquidity and Capital Resources" and "Business Risks" sections included here to reflect current events.

                             RESULTS OF OPERATIONS

    The following table sets forth restated operating results as a percentage of net revenues for the three-month periods ended March 30, 1997 and March 31, 1996, respectively, and the percent change in the operating results for three-month period ended March 30, 1997 compared to the three-month period ended March 31, 1996.

                                                                                                  PERIOD-TO-PERIOD PERCENT
                                                                      PERCENT OF NET REVENUES        INCREASE (DECREASE)
                                                                   -----------------------------  -------------------------
                                                                        THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                     MARCH 30,      MARCH 31,        MARCH 30, 1997 VS.
                                                                       1997            1996            MARCH 31, 1996
                                                                   -------------  --------------  -------------------------
Net revenues:
Licenses.........................................................          57%            69%                 (25%)
Services.........................................................          43             31                   26
                                                                          ---            ---
    Total net revenues...........................................         100            100                   (9)
Costs and expenses:
Cost of software distribution....................................          20              6                  197
Cost of services.................................................          28             20                   23
Sales and marketing..............................................          88             54                   45
Research and development.........................................          24             16                   38
General and administrative.......................................          19              9                   91
Write-off of goodwill and long-term assets.......................          20             --                 N/A
Write-off of acquired research and development...................           5             --                 N/A
Merger expenses..................................................          --              4                 N/A
                                                                          ---            ---
    Total operating expenses.....................................         204            110                   68
                                                                          ---            ---
Operating loss...................................................        (102)            (9)                N/A
Interest income..................................................           1              1                  (44)
Interest expense.................................................         (1)             --                  110
Other income/(expense), net......................................           7              8                  907
                                                                          ---            ---
Loss before income taxes.........................................         (95)            (7)                N/A
Income taxes.....................................................           2              2                 N/A
                                                                          ---            ---
Net income (loss)................................................         (97)            (9)                 N/A
                                                                          ---            ---
                                                                          ---            ---

    Informix's operating results for the first quarter ended March 30, 1997 were significantly below the same period of the prior year due to a 9% decrease in revenue and increases in operating expenses. Sales declined in several geographic regions, particularly in Europe and Japan where sales declined 19% and 43%, respectively, as compared to the first quarter of 1996. Sales declined 4% in North America compared to the prior period. These lower revenues combined with a 68% increase in operating costs resulted in an operating loss of $152.9 million. The increase in operating costs included one time charges of $30.5 million related to the Company's Japanese operation and the write-off of acquired research and development costs of $7.0 million during the period ended March 30, 1997.

REVENUES

    The Company derives revenues principally from licensing its software and providing technical product support and updates to customers. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenue consists of customer telephone or direct support, update rights for new product versions, consulting, and training fees. The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels in order to focus on partnerships with several hardware vendors to utilize their sales forces, obtain access to their installed base of customers, and benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. These unsold licenses have not been recognized as earned revenue as of March 30, 1997. In addition, license sales to end users in the first quarter of 1997 declined significantly versus the prior year comparable period. Although sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value, the Company did not expect this magnitude of decline.

    The increase in service revenue was primarily attributable to the continued growth of the Company's installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue. As the Company's products become more complex, more support services will be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The contribution margin on service revenue increased from 34% in the first quarter of 1996 to 35% in the first quarter of 1997.

    The increase in service revenue, as a percentage of total revenue, was primarily the result of the decrease in license revenue. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the growth in the Company's installed base.

    During the first quarter ended March 30, 1997, Informix's net revenues from sales to foreign customers was 55% of total revenue as compared to 58% in the similar period in 1996. Foreign sales decreased from $94.9 million in the quarter ended March 31, 1996 to $82.0 million in the quarter ended March 30, 1997. Sales in Europe and Japan decreased 19 and 43 percent, respectively. Sales in Asia/Pacific and Latin America increased 12% and 19%, respectively, versus the previous period.

    Substantially all of the Company's Latin American revenue is U.S. dollar denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the first quarter of 1997 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year period.

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

    The restatement of the consolidated financial statements for the quarter ended March 30, 1997 resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in foreign currency exchange rates that were not offset by gains and losses on forward foreign currency exchange contracts used to hedge these foreign currency exposures--resulting in a net foreign currency transaction gain of $12.2 million in the quarter.

COST OF SOFTWARE DISTRIBUTION

                                                                           FIRST QUARTER    FIRST QUARTER   PERCENTAGE
                                                                               1997             1996          CHANGE
                                                                          ---------------  ---------------  -----------
                                                                                      (DOLLARS IN MILLIONS)
Manufactured cost of software distribution..............................     $     8.9        $     6.2            44%
  Percentage of license revenue.........................................           10%               6%
Amortization of capitalized software....................................     $     5.5        $     3.6            53%
  Percentage of license revenue.........................................            6%               3%
Write down to net realizable value......................................     $    14.7           --                N/A
  Percentage of license revenue.........................................           18%           --
Cost of software distribution...........................................     $    29.1        $     9.8           197%
  Percentage of license revenue.........................................           34%               9%

    Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue increased significantly in the first quarter of 1997 compared to the same period in 1996. This increase was primarily caused by the reduction in sales as a large portion of these costs are fixed in nature. In addition higher royalties were incurred on third party software acquired after the first quarter of 1996 for bundling with Informix products. In the future, the cost of software distribution as a percentage of revenue may vary depending upon the sales levels, third party software costs where their software is bundled with Informix's and whether the product is reproduced by the Company or by customers.

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

    In addition, due to the Company's acquisition of Centerview and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs.

COST OF SERVICES

                                                                           FIRST QUARTER    FIRST QUARTER    PERCENTAGE
                                                                               1997             1996           CHANGE
                                                                          ---------------  ---------------  -------------
                                                                                       (DOLLARS IN MILLIONS)
Cost of Services........................................................     $    41.1        $    33.4             23%
  Percentage of service revenue.........................................           65%              66%

    Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the first quarter of 1997 are comparable to expense in the prior year quarter on a percentage of service revenue basis. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the first quarter of 1997.

SALES AND MARKETING EXPENSES

                                                                   FIRST QUARTER   FIRST QUARTER
                                                                       1997            1996           PERCENTAGE CHANGE
                                                                   -------------  ---------------  -----------------------
                                                                       (DOLLARS IN MILLIONS)
Sales and marketing expenses.....................................    $   131.0       $    90.1                   45%
Percentage of net revenue........................................           88%             55%

    The increase in sales and marketing expenses in the first quarter of 1997, in absolute dollars, as compared to the first quarter of 1996 was primarily a result of the addition of sales and marketing personnel worldwide. Over the twelve-month period ending March 30, 1997, the headcount for sales and marketing personnel grew from 1,553 to 2,009 or 29%, which accounts for the majority of the increase both in percentage growth and absolute dollars spent. Approximately half of the additional sales staff were assigned to the European region and the domestic marketing group more than doubled to 243 employees. Depreciation expense charged to Sales and Marketing increased approximately $8 million versus the prior year quarter in connection with the Company's Superstores, which are more fully described in "Liquidity and Capital Resources." The increase of costs as a percentage of revenue reflects that despite sales commissions being a large variable cost, there are significant sales and marketing costs that are fixed in nature.

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

                                                                    FIRST QUARTER    FIRST QUARTER
                                                                        1997             1996           PERCENTAGE CHANGE
                                                                   ---------------  ---------------  -----------------------
                                                                        (DOLLARS IN MILLIONS)
Incurred product development expenditures........................     $    41.6        $    31.6                   32%
Expenditures capitalized.........................................           6.3              6.1                    3%
                                                                          -----            -----
Research and development expenses................................     $    35.3        $    25.5                   38%
Expenditures capitalized as a percentage of incurred
  expenditures...................................................            15%              19%

    The increase in research and development expenditures in absolute dollars in the first quarter of 1997 was primarily attributed to an increase in staff of 18% versus the prior year quarter. The proportion of capitalized product development expenditures as a percentage of total incurred expenses decreased in the first quarter of 1997. The decrease is attributable to the fact that during the first quarter of 1996, a large portion of expenses incurred were on products which had reached technological feasibility. The Company expects the proportion of work on capitalized projects for the remainder of 1997 to remain relatively stable compared to the first quarter of 1997 as other major new products reach technological feasibility, and capitalization of the related software development costs begins.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    FIRST QUARTER    FIRST QUARTER
                                                                        1997             1996           PERCENTAGE CHANGE
                                                                   ---------------  ---------------  -----------------------
                                                                        (DOLLARS IN MILLIONS)
General and administrative expenses..............................     $    28.0        $    14.7                   91%
Percentage of net revenue........................................            19%               9%

    General and administrative expenses increased in absolute dollars in the first quarter of 1997 compared to the same prior year period primarily as a result of the higher bad debt expense. In addition, headcount in general and administration grew 10% over this period.

WRITE-OFF OF GOODWILL AND LONG-TERM ASSETS

    In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or resale market quotes as appropriate.

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

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated--the first quarter of 1997.

MERGER EXPENSES

    In the first quarter of 1996, the Company had expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.

PROVISION FOR INCOME TAXES

    The income tax expense resulted from taxable earnings and withholding taxes in certain foreign jurisdictions. The Company has also recorded an increase in the deferred tax assets attributable to current year net operating losses, the recognition of which is dependent on the Company's ability to generate future taxable income, the timing and amount of which are uncertain.

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

    The restatement of the consolidated financial statements for the quarter ended March 30, 1997 resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuations in foreign currency exchange rates that were not offset by gains and losses on forward foreign currency exchange contracts used to hedge these foreign currency exposures, resulting in a net foreign currency transaction gain of $12.2 million in the quarter.

IMPACT OF INFLATION

    The effect of inflation on the Company's financial position has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

    Cash from operations did not provide sufficient resources to fund the Company's headcount growth and capital asset needs in 1996 due to a significant increase of the Company's operating expenses, in comparison to a moderate increase of its revenue. Cash generated by operations provided sufficient resources in the prior years.

    Net accounts receivable decreased by $30.0 million in the first quarter ended March 30, 1997 as compared to the fourth quarter of 1996. Days sales outstanding increased from approximately 81 days in December 1996 to 100 days in March 1997. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors, and the success of the Company's third-party accounts receivable financing programs.

    The Company's programs with third-party financing institutions provide financing for extended credit terms instead of such financing being provided by the Company. Cash received from customers and third-party financial institutions in advance of revenue being recognized is reflected in the Statement of Cash Flows under "Advances on Unearned License Revenue" as a financing activity.

    Excluding investments of excess cash, net cash and cash equivalents used in investing activities increased in the first quarter of 1997 compared with the same period in 1996 due primarily to restricted cash for a security deposit on the Santa Clara property lease, purchase of Centerview for cash, and the purchase of capital equipment. In the first quarters of 1997 and 1996, the Company acquired $20.4 million and $15.8 million, respectively, of capital equipment consisting primarily of computer equipment, computer software and office equipment. The increase of capital equipment purchases in the first quarter of 1997 resulted from the Company's growing employee headcount and the investment in new equipment as well as new technology. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

    The Company's investments in software costs were previously discussed under "Results of Operations."

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated, the first quarter of 1997.

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

    RECENT DEVELOPMENTS IN LIQUIDITY AND CAPITAL RESOURCES. During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision to scale back resulted in charges to operations of $16.0 million in the second quarter of 1997 and an expected charge of $12 million in the third quarter of 1997. The Company does not expect at this time to make further capital equipment expenditures related to the Information SuperStore program in 1997.

    In 1996, the Company planned on relocating its corporate headquarters to Santa Clara, California, approximately 15 miles to the south of the Company's current headquarters. To facilitate the move, in January 1997, the Company entered into a two-year lease for 27 acres of undeveloped commercial real estate. In order to secure performance of its obligation under the lease, the Company was required to pledge certain cash collateral to the lessor throughout the full term of the lease. Accordingly, in January 1997, the Company deposited $61.5 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. Interest on those deposits computed at market rates, otherwise due to the Company, have been assigned by the Company to the lessor in order to reduce the gross monthly lease payments due under the lease. In April 1997, the Company exercised its option to purchase the land for $61.5 million, with the intent to arrange for the sale of the parcels to an unrelated third party. In October 1997, the Company entered into agreements to sell the Santa Clara land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997. Such transactions should not result in further loss/write down in the carrying value of this real estate asset.

    As a result of the operating losses incurred and restructurings taken by the Company in 1997 and the prior capital equipment and real estate commitments made by the Company in 1996, the Company's cash, cash equivalents and short-term investments declined from $261.0 million at December 31, 1996 to $120.4 million at June 30, 1997. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Stock, face value $250 per share, to a private investor for net proceeds of $37.2 million (see Note K of Consolidated Financial Statements). Cash, cash equivalents and short-term investments declined to $87.1 million in the third quarter of 1997.

    In order to continue as a going concern, the Company will need to raise additional capital to offset expected and future operating losses, to fund restructuring programs, such as headcount reduction and elimination or consolidation of administrative and sales offices worldwide, and to finance necessary capital equipment additions and software development. The Company intends to achieve this goal through a combination of a) continued cost containment measures to bring spending levels in line with planned revenue, b) sale of non-essential assets, including the undeveloped Santa Clara land site described above, and c) raising additional equity and debt financing. There can be no assurance that management will be successful in accomplishing these plans and objectives.

BUSINESS RISKS

    RESTATEMENT OF FINANCIAL STATEMENTS. As previously announced, the Company's restatement of its consolidated financial statements for 1996 and 1995 reflects significant reductions in reported earned revenue for those years and resulted in a net loss for 1996 and a significant reduction in net income for 1995. The cumulative effect of the restatement negatively impacts the Company's March 30, 1997 financial position, most notably evidenced by the reduction in retained earnings and working capital in the consolidated balance sheet (see Note A of the Condensed Consolidated Financial Statements). The Company anticipates reduced revenues and lower operating results for the remainder of 1997 and will record significant restructuring charges in the second and third quarters of 1997.

    In October 1997, the Company's independent auditors reported to the Company's Board of Directors that as a result of the findings and other relevant information related to the restatement of the Company's 1996, 1995 and 1994 financial statements (see Note A to the Consolidated Financial Statements), they concluded that a material weakness in internal accounting controls exists. In conjunction with such findings, the independent auditors have also made a number of recommendations to strengthen the Company's internal accounting controls. The Company has reviewed the independent auditor's report and is in agreement with the recommendations. The Company is taking action to implement such recommendations. The Audit Committee of the Board of Directors has initiated a plan to monitor the Company's implementation of these recommendations and will consider other actions that might be undertaken by the Company to further improve the accuracy and integrity of its financial reporting process.

    The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its second quarter results for 1997 while the restatement was being compiled and the related uncertainty regarding the Company's financial condition have adversely affected the Company's ability to sell its products.

    The Company is unable to estimate the amount of any additional financial exposure from possible claims that might be asserted as a result of the restatement of its financial statements for the quarter ended March 30, 1997 and each of the years for the three-year period ended December 31, 1996.

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

    ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1996 and for the first three quarters of 1997, "advances on unearned license revenue" in the Company's restated consolidated balance sheet reflects amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in a single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received.

    CUSTOMER FINANCING. In the normal course of business, the Company often arranges for non-recourse financing through the sale of customer payment streams. Such financing arrangements are offered by a number of financial institutions. The Company has traditionally relied on a limited number of these financing institutions for most of the customer financing it arranges. Future cash flows of the Company would be negatively impacted if the Company's financing resources were not to continue to be available for any reason.

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

    INTERNATIONAL OPERATIONS. In the first quarter of 1996 and 1997, approximately 58% and 55%, respectively, of the Company's net revenues were derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional political and economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.    EXHIBIT
-------------  -----------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K on April 2, 1997 related to the release of the preliminary results for the quarter ending March 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INFORMIX CORPORATION

Dated: November 18, 1997        By:            /s/ JEAN-YVES DEXMIER
                                     -----------------------------------------
                                                 Jean-Yves Dexmier
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

                                By:              /s/ KAREN BLASING
                                     -----------------------------------------
                                                   Karen Blasing
                                      VICE PRESIDENT AND CORPORATE CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NUMBER    EXHIBIT TITLE
-----------------  -------------------------------------------------------------------------------------------------

         27.1      Financial Data Schedule