Form 10-Q
period 1997-06-29
INFORMIX CORP
filed 1997-11-19
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 14, 1997, 152,428,406 shares of the Registrant's Common Stock were outstanding.

    Total number of pages: 23.

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

     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

    On August 7, 1997 and again on September 22, 1997, the Company announced that as a result of errors and irregularities discovered in the recording of income in 1996 and 1995, the Company anticipated restating its financial statements. The procedures undertaken by the Company to determine the extent of the restatement (described in those announcements) have resulted in the restatement of its financial statements for the quarter ended March 30, 1997 and all interim periods in the year ended December 31, 1996 (see Note A to the Consolidated Financial Statements).

    Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                            ------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I.  Financial Information

    Item 1.    Condensed Consolidated Financial Statements (Unaudited and Restated--see Note A):...........           3

               Condensed Consolidated Statements of Operations for the three-month and six month periods
               ended June 29, 1997 and June 30, 1996.......................................................           3

               Condensed Consolidated Balance Sheets as of June 29, 1997 and December 31, 1996.............           4

               Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29,
               1997 and June 30, 1996......................................................................           5

               Notes to Condensed Consolidated Financial Statements........................................           6

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......          11

Part II.  Other Information

    Item 1.    Legal Proceedings...........................................................................          24

    Item 2.    Changes in Securities and Use of Proceeds...................................................          24

    Item 3.    Defaults Upon Senior Securities.............................................................          24

    Item 4.    Submission of Matters to a Vote of Security Holders.........................................          24

    Item 5.    Other Information...........................................................................          24

    Item 6.    Exhibits and Reports on Form 8-K............................................................          24

Signature page.............................................................................................          25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               RESTATED--SEE NOTE A
                                                                 ------------------------------------------------
                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 -----------------------  -----------------------
                                                                  JUNE 29,     JUNE 30,    JUNE 29,     JUNE 30,
                                                                    1997         1996        1997         1996
                                                                 -----------  ----------  -----------  ----------
Net revenues:
  Licenses.....................................................  $   108,736  $  103,331  $   194,450  $  217,519
  Services.....................................................       73,276      55,992      136,785     106,409
                                                                 -----------  ----------  -----------  ----------
                                                                     182,012     159,323      331,235     323,928
Costs and expenses:
  Cost of software distribution................................       11,933      11,753       41,067      21,571
  Cost of services.............................................       46,552      35,496       87,704      68,905
  Sales and marketing..........................................      114,937      99,052      245,960     189,130
  Research and development.....................................       39,025      29,873       74,314      55,417
  General and administrative...................................       25,935      16,104       53,966      30,784
  Write-off of goodwill and other long-term assets.............           --          --       30,473          --
  Write-off of acquired research & development.................           --          --        7,000          --
  Restructuring charges........................................       59,623          --       59,623          --
  Expenses related to Illustra merger..........................           --          --           --       5,914
                                                                 -----------  ----------  -----------  ----------
                                                                     298,009     192,278      600,107     371,721
                                                                 -----------  ----------  -----------  ----------
  Operating loss...............................................     (115,997)    (32,955)    (268,872)    (47,793)
Interest income................................................        1,134       1,985        2,402       4,235
Interest expense...............................................       (1,753)     (1,281)      (3,542)     (2,132)
Other income, net..............................................        6,439       1,403       18,476       2,598
                                                                 -----------  ----------  -----------  ----------
  Loss before income taxes.....................................     (110,177)    (30,848)    (251,538)    (43,092)
Income taxes...................................................        1,200       3,235        4,000       6,368
                                                                 -----------  ----------  -----------  ----------
Net loss.......................................................  $  (111,377) $  (34,083) $  (255,538) $  (49,460)
                                                                 -----------  ----------  -----------  ----------
                                                                 -----------  ----------  -----------  ----------
Net loss per share.............................................  $     (0.73) $    (0.23) $     (1.69) $    (0.33)
                                                                 -----------  ----------  -----------  ----------
                                                                 -----------  ----------  -----------  ----------
Weighted average number of common and common equivalent shares
  outstanding..................................................      151,722     149,646      151,386     148,968

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN THOUSANDS)

                                                                                          JUNE 29,
                                                                                            1997
                                                                                         ----------   RESTATED-
                                                                                                      SEE NOTE A
                                                                                                     ------------
                                                                                                     DECEMBER 31,
                                                                                                         1996
                                                                                                     ------------
                                                                                                        (NOTE)
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................  $   72,802   $  226,508
  Short-term investments...............................................................      31,569       34,512
  Accounts receivable, net.............................................................     151,292      194,499
  Deferred taxes.......................................................................      50,667       42,133
  Other current assets.................................................................      33,321       35,662
                                                                                         ----------  ------------
    Total current assets...............................................................     339,651      533,314
Property and equipment, net............................................................     210,442      186,727
Software costs, net....................................................................      44,739       54,486
Deferred taxes.........................................................................      10,542       10,542
Long-term investments..................................................................      11,726        6,639
Intangible assets......................................................................      11,196       34,693
Other assets...........................................................................      23,460       55,597
                                                                                         ----------  ------------
    Total assets.......................................................................  $  651,756   $  881,998
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   53,919   $   65,446
  Accrued expenses.....................................................................      73,685       59,723
  Accrued employee compensation........................................................      72,179       57,626
  Income taxes payable.................................................................       6,165        5,757
  Deferred maintenance revenue.........................................................     109,947       94,981
  Advances on unearned license revenue.................................................     227,103      239,507
  Other liabilities....................................................................      20,118        7,137
                                                                                         ----------  ------------
    Total current liabilities..........................................................     563,116      530,177

Other liabilities......................................................................       1,953        2,359
Deferred taxes.........................................................................      24,085       24,158
Commitments and contingencies..........................................................
Stockholders' equity:
  Common stock.........................................................................       1,519        1,508
  Additional paid-in capital...........................................................     249,327      243,564
  Retained earnings (deficit)..........................................................    (176,815)      78,723
  Unrealized gain (loss) on available-for-sale securities, net of tax..................        (488)      11,690
  Foreign currency translation adjustment..............................................     (10,941)     (10,181)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................      62,602      325,304
                                                                                         ----------  ------------
      Total liabilities and stockholders' equity.......................................  $  651,756   $  881,998
                                                                                         ----------  ------------
                                                                                         ----------  ------------

--------------------------

(Note) Columnar amounts are derived from audited consolidated financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                                       RESTATED -
                                                                                                       SEE NOTE A
                                                                                                       -----------
                                                                                              SIX MONTHS ENDED
                                                                                           -----------------------
                                                                                            JUNE 29,    JUNE 30,
                                                                                              1997        1996
                                                                                           ----------  -----------
OPERATING ACTIVITIES
Net loss.................................................................................  $ (255,538)  $ (49,460)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in)
  operating activities:
    License revenue paid in advance (see contra).........................................     (38,094)    (26,351)
    Depreciation and amortization........................................................      40,896      19,874
    Amortization and write-off of capitalized software...................................      24,865       7,065
    Deferred tax expense.................................................................     (18,874)     (9,384)
    Provisions for losses on accounts receivable.........................................      16,727       7,824
    Write-off of goodwill and other long-term assets.....................................      30,473      --
    Write-off of acquired research & development.........................................       7,000      --
    Foreign currency transaction loss....................................................       5,770      (2,418)
    Gain on sales of strategic investments...............................................      (5,047)       (900)
    (Gain) loss on disposal of property and equipment....................................      (1,650)        869
    Restructuring charges................................................................      62,123      --
    Changes in operating assets and liabilities:
      Accounts receivable................................................................      22,015     (21,417)
      Other current assets...............................................................      (7,323)     (3,942)
      Accounts payable and accrued expenses..............................................      15,922      11,428
      Deferred maintenance revenue.......................................................      16,701      10,934
                                                                                           ----------  -----------
Net cash and cash equivalents provided by (used in) operating activities.................     (84,034)    (55,878)
                                                                                           ----------  -----------
INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale securities.............................................     (18,105)    (76,526)
  Maturities of available-for-sale securities............................................      13,450      52,654
  Proceeds from sale of available-for-sale securities....................................      14,199       4,499
  Purchases of strategic investments.....................................................      (2,250)     (1,750)
Proceeds from sales of strategic investments.............................................      10,002       1,043
Purchases of property and equipment......................................................     (37,447)    (49,354)
Amount held as restricted cash...........................................................     (61,500)     --
Proceeds from disposal of property and equipment.........................................       2,644       1,711
Additions to software costs..............................................................     (12,918)    (14,299)
Business combinations, net of cash acquired..............................................      (9,935)     (1,040)
Other....................................................................................        (737)     (4,016)
                                                                                           ----------  -----------
Net cash and cash equivalents used in investing activities...............................    (102,597)    (87,078)
FINANCING ACTIVITIES
Advances on unearned license revenue (see contra)........................................      23,489     101,617
Proceeds from issuance of stock, net.....................................................       5,818       8,161
Principal payments on capital leases.....................................................      (1,111)       (496)
                                                                                           ----------  -----------
Net cash and cash equivalents provided by financing activities...........................      28,196     109,282
                                                                                           ----------  -----------
Effect of exchange rate changes on cash and cash equivalents.............................       4,729       7,628
                                                                                           ----------  -----------
Decrease in cash and cash equivalents....................................................    (153,706)    (26,046)
Cash and cash equivalents at beginning of period.........................................     226,508     164,305
                                                                                           ----------  -----------
Cash and cash equivalents at end of period...............................................  $   72,802   $ 138,259
                                                                                           ----------  -----------
                                                                                           ----------  -----------

           See Notes to Condensed Consolidated Financial Statements.

                             INFORMIX CORPORATION--

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 29, 1997

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

    The Company undertook and completed extended procedures related to license transactions recorded in each year of the three-year period ended December 31, 1996. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of license transactions were improperly reported as earned revenue for all interim periods in the three years ended December 31, 1996.

    Because of the pervasiveness of the aforementioned irregularities, the Company has concluded that the earnings process for a significant number of original license agreements with resellers (original equipment manufacturers, distributors and value added resellers) was not complete at the time of delivery of the master copy of the software to the reseller. Further, the Company has learned that informal or otherwise undisclosed arrangements with a number of resellers have or could result in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned. Accordingly, the Company has determined that this revenue is earned when the licenses are resold or utilized by the reseller and after any related obligations have been satisfied (i.e., when there are no longer any significant remaining uncertainties related to the earnings process). This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis, for 1997, 1996, 1995 and 1994.

    As a result of the restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q have been restated.

                                                   Q2 1996                 Q2 YTD 1996
                                           ------------------------  ------------------------
                                           AS REPORTED   RESTATED    AS REPORTED   RESTATED
                                           -----------  -----------  -----------  -----------
Licenses.................................  $   170,413  $   103,331  $   321,606  $   217,519
Services.................................       55,869       55,992      108,697      106,409
                                           -----------  -----------  -----------  -----------
  Net revenues...........................      226,282      159,323      430,303      323,928
Operating income (loss)..................       32,680      (32,955)      55,982      (47,793)
Income tax expense.......................       12,700        3,235       22,033        6,368
Net income (loss)........................       21,628      (34,083)      37,519       49,460
Net income (loss) per share..............  $      0.14  $     (0.23) $      0.24  $     (0.31)
Retained earnings (deficit)..............  $   262,506  $  (176,815) $   262,506  $  (176,815)
Advances on unearned license revenue.....           --      227,103           --      227,103

                             INFORMIX CORPORATION--

                                 JUNE 29, 1997

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

    Management's operational and financing plans to address the above issues include (1) continued cost containment measures to bring spending levels in line with planned revenue; (2) sale of non-essential assets including an undeveloped land site; (3) obtaining additional equity and debt financing; (4) modifying long-term lease arrangements for new offices; and (5) resolving stockholder class action litigation (See Note J to the Unaudited Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these objectives. The June 29, 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these liquidity uncertainties.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("basic earnings per share") and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement 128 would not change the computation of net loss per common share for the quarters ended June 29, 1997 and June 30, 1996.

NOTE E--STOCKHOLDERS' EQUITY

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1996........................  150,781,634
Shares issued upon exercise of stock options...................   1,159,808
                                                                 ----------
Shares outstanding at June 29, 1997............................  151,941,442
                                                                 ----------
                                                                 ----------

NOTE F--BUSINESS COMBINATIONS

    In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a company that provides dynamic content management database software and tools for managing complex

                             INFORMIX CORPORATION--

                                 JUNE 29, 1997

                                  (UNAUDITED)

NOTE F--BUSINESS COMBINATIONS (CONTINUED) data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of Informix common stock were issued to acquire all the outstanding shares of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts and operations of Illustra. Related merger and transaction fees of approximately $5.9 million have been recorded in the first quarter of 1996.

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

NOTE G--PURCHASE AND SALE OF SANTA CLARA REAL ESTATE

    In April 1997, the Company exercised its option to purchase the 27 acres of real estate in Santa Clara, California, being leased under a two-year operating lease entered into in December 1996, so that alternative financing or a third party sale could be pursued. The Company had originally intended to lease the land for purposes of arranging the construction of its new corporate headquarters. The purchase price paid, $60 million, had previously been pledged by the Company as collateral under the lease and recorded as a long-term asset as of December 31, 1996. In the second quarter of 1997, the Company wrote down the carrying value of this real estate asset to its estimated fair market value (based on a current independent appraisal) less estimated selling costs, of approximately $58 million. The Company has entered into agreements to sell the land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997.

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

                             INFORMIX CORPORATION--

                                 JUNE 29, 1997

                                  (UNAUDITED)

NOTE I--RESTRUCTURING

    In June 1997, the Company approved a plan to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 10% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at June 26, 1997:

                                                      SEVERANCE AND   WRITE-OFF    FACILITY
                                                        BENEFITS      OF ASSETS     CHARGES       OTHER
                                                      -------------  -----------  -----------  -----------
                                                                     (DOLLARS IN MILLIONS)
Restructuring.......................................    $    12.8     $    19.8    $    28.4    $     1.2
                                                            -----         -----        -----          ---
                                                            -----         -----        -----          ---

    Severance and related costs represented the reduction of 440 employees on a worldwide basis impacting sales and marketing and general and administrative. Asset charges included a write off or write down of equipment as a result of the decision to reduce the number of super stores. Facility charges included writedown of Santa Clara property, costs of assigning or subletting the lease for 200,000 square feet of office space located adjacent to the Santa Clara property and early termination costs associated with closing or consolidating certain domestic and international sales offices.

NOTE J--LITIGATION

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

                             INFORMIX CORPORATION--

                                 JUNE 29, 1997

                                  (UNAUDITED)

NOTE K--SUBSEQUENT EVENTS (UNAUDITED)

    ISSUANCE OF CONVERTIBLE PREFERRED STOCK. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Preferred Stock, face value $250 per share, to a private investor for $40 million ($37.2 million after issuance costs) and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Stock issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

    The Series A-1 Convertible Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Convertible Preferred Stock will automatically convert into common shares 18 months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1 Convertible Preferred Stock were to exceed 19.9% of the total number of shares of common stock, then such excess does not convert unless or until Informix stockholder approval is obtained.

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

    As a result of the restatement of the Company's financial statements for the quarter ended March 30, 1997, and the annual and interim periods for the years ended December 31, 1996, 1995 and 1994, certain information contained in this item is different from that which appeared in the Company's press release dated September 22, 1997. Such release, as stated, contained preliminary financial information for the second quarter of 1997. Readers should carefully review the "Liquidity and Capital Resources" and "Business Risks" sections included herein to reflect current events.

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of net revenues for the three- and six-month periods ended June 29, 1997 and June 30, 1996, respectively.

                                                                                  PERCENT OF NET REVENUES
                                                                     --------------------------------------------------
                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     ------------------------  ------------------------
                                                                      JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                                                        1997         1996         1997         1996
                                                                     -----------  -----------  -----------  -----------
Net revenues:
Licenses...........................................................          60%          65%          59%          67%
Services...........................................................          40           35           41           33
                                                                            ---          ---          ---          ---
  Total net revenues...............................................         100          100          100          100

Costs and expenses:
Cost of software distribution......................................           7            7           12            7
Cost of services...................................................          26           22           27           21
Sales and marketing................................................          63           63           75           58
Research and development...........................................          21           19           22           17
General and administrative.........................................          14           10           16           10
Write-off of goodwill and other long-term assets...................          --           --            9           --
Write-off of acquired research and development.....................          --           --            2           --
Restructuring costs................................................          33           --           18           --
Expenses related to Illustra merger................................          --           --           --            2
                                                                            ---          ---          ---          ---
  Total operating expenses.........................................         164          121          181          115
                                                                            ---          ---          ---          ---

Operating loss.....................................................         (64)         (21)         (81)         (15)

Interest income....................................................           1            1            1            1

Interest expense...................................................          (1)          --           (1)          --

Other income (expense), net........................................           4            1            5            1
                                                                            ---          ---          ---          ---
Loss before income taxes...........................................         (60)         (19)         (76)         (13)

Income taxes.......................................................           1            2            1            2
                                                                            ---          ---          ---          ---
Net loss...........................................................         (61)%        (21)%        (77)%        (15)%
                                                                            ---          ---          ---          ---
                                                                            ---          ---          ---          ---

    The following table sets forth the percentage change in the restated operating results for the three-and six-month periods ended June 29, 1997 compared to the respective three- and six-month periods ended June 30, 1996.

                                                                               PERIOD-TO-PERIOD PERCENT INCREASE
                                                                                           (DECREASE)
                                                                           ------------------------------------------
                                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 29, 1997 VS.     JUNE 29, 1997 VS.
                                                                               JUNE 30, 1996         JUNE 30, 1996
                                                                           ---------------------  -------------------
Net revenues:
Licenses.................................................................                5%                  (11)%
Services.................................................................               31                    29
                                                                                     -----                 -----
  Total net revenues.....................................................               14                     2
Costs and expenses:
Cost of software distribution............................................                2                    90
Cost of services.........................................................               31                    27
Sales and marketing......................................................               16                    30
Research and development.................................................               31                    34
General and administrative...............................................               61                    75
  Total operating expenses...............................................               55                    61
                                                                                     -----                 -----

Operating loss...........................................................           N/A                 N/A

Interest income..........................................................               (43     )             (43    )

Interest expense.........................................................                37                    66

Other income (expense), net..............................................               359                   611

Loss before income taxes.................................................        N/A                    N/A

Income taxes.............................................................               (63     )             (37    )

Net loss.................................................................        N/A                    N/A

    Informix's operating results for the second quarter ended June 29, 1997 were significantly below the same period of the prior year due to increases in costs and expenses which outpaced revenue growth. Sales increased 14% compared to the prior period based on growth in all regions except Japan, which declined by 41%. Operating expenses increased 55% as compared to the second quarter of 1996, which resulted in an operating loss of $116.0 million.

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

    The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels to establish partnerships with hardware and application vendors in order to utilize their sales force, obtain access to their installed base of customers and benefit from their consulting and sytems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers through June 29, 1997. These unsold licenses have not been recognized as earned revenue as of June 29, 1997. In addition, license sales to end users in the second quarter of 1997 declined significantly versus the comparable period of the prior year. Although sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value, the Company did not expect this magnitude of decline.

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

    The increase in service revenue, as a percentage of total revenue, was primarily the result of continued increases in service revenue, combined with a decrease in license revenue. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the growth in the Company's installed base.

    During the second quarter ended June 29, 1997, Informix's net revenues from sales to foreign customers was 53% of total revenue as compared to 57% in the similar period in 1996. In absolute dollars, foreign sales increased from $91.2 million in the quarter ended March 31, 1996 to $96.9 million in the quarter ended March 30, 1997. Sales in Europe, Asia/Pacific and Latin America increased 8%, 4% and 21%, respectively, versus the previous period.

    Substantially all of the Company's Latin American revenue is U.S. dollar denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the first half of 1997 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year period.

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

    The restatement resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in foreign currency exchange rates that were not offset by gains and losses on forward foreign currency exchange contracts used to hedge these foreign currency exposures-- resulting in a net foreign currency transaction gain of $12.2 million in the quarter.

COST OF SOFTWARE DISTRIBUTION

                                                    QUARTER ENDED                                 SIX MONTHS ENDED
                                           --------------------------------               --------------------------------
                                            JUNE 29, 1997    JUNE 30, 1996     CHANGE      JUNE 29, 1997    JUNE 30, 1996
                                           ---------------  ---------------  -----------  ---------------  ---------------
                                                                        (DOLLARS IN MILLIONS)
Manufactured cost of software
  distribution...........................     $     6.8        $     8.4            (18)%    $    15.7        $    14.5
  Percentage of license revenue..........             6%               8%                            8%               7%
Amortization of capitalized software.....     $     5.1        $    3.44              8%     $    10.6        $     7.0
  Percentage of license revenue..........             5%               3%                            5%               3%
Write-down to net realizable value.......     $      --        $      --      $    14.7      $      --              N/A
  Percentage of license revenue..........                                             8%
Cost of software distribution............     $    11.9        $    11.8              2%     $    41.1        $    21.6
  Percentage of license revenue..........            11%              11%                           21%              10%

                                             CHANGE
                                           -----------
Manufactured cost of software
  distribution...........................           9%
  Percentage of license revenue..........
Amortization of capitalized software.....          51%
  Percentage of license revenue..........
Write-down to net realizable value.......
  Percentage of license revenue..........
Cost of software distribution............          90%
  Percentage of license revenue..........

    Software distribution costs consist primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue decreased two percentage points to 6 percent in the second quarter of 1997 compared to the same period in 1996. In the future, the manufactured cost of software distribution as a percentage of revenue may vary depending upon the sales levels, third party software costs where their software is bundled with Informix's and whether the product is reproduced by the Company or by customers.

    Amortization of capitalized software costs begin in the quarter following product introduction. The increase of amortization of capitalized software in the second quarter of 1997 compared to the second quarter of 1996 is due to the release of various products subsequent to the second quarter of 1996. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

    In addition, due to the Company's acquisition of Centerview and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs during the first quarter of 1997.

COST OF SERVICES

                                                    QUARTER ENDED                                 SIX MONTHS ENDED
                                           --------------------------------               --------------------------------
                                            JUNE 29, 1997    JUNE 30, 1996     CHANGE      JUNE 29, 1997    JUNE 30, 1996
                                           ---------------  ---------------  -----------  ---------------  ---------------
                                                                        (DOLLARS IN MILLIONS)
Cost of services.........................     $    46.6        $    35.5             31%     $    87.7        $    68.9
  Percentage of service revenue..........            64%              63%                           64%              65%

                                             CHANGE
                                           -----------
Cost of services.........................          27%
  Percentage of service revenue..........

    Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the second quarter of 1997 are comparable to expense in the prior year quarter on a percentage of service revenue basis. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the second quarter of 1997.

SALES AND MARKETING EXPENSES

                                             QUARTER ENDED                                SIX MONTHS ENDED
                                     ------------------------------                 ----------------------------
                                     JUNE 29, 1997   JUNE 30, 1996      CHANGE      JUNE 29, 1997  JUNE 30, 1996     CHANGE
                                     -------------  ---------------  -------------  -------------  -------------  -------------
                                                                       (DOLLARS IN MILLIONS)
Sales and marketing expenses.......    $   114.9       $    99.1              16%     $   246.0      $   189.1             30%
  Percentage of net revenue........          63%             63%                            75%            58%

    Sales and Marketing expenses remained flat at 63% of net revenue in the second quarter of 1997 compared to the second quarter of 1996. The increase in sales and marketing expenses in the second quarter, in absolute dollars, as compared to the prior period was primarily a result of higher staffing levels and higher depreciation expense in connection with the Company's Superstores which are more fully described in "Liquidity and Capital Resources."

RESEARCH AND DEVELOPMENT EXPENSES

    The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the periods ended June 29, 1997 and June 30, 1996:

                                                                      QUARTER ENDED                SIX MONTHS ENDED
                                                                   -------------------            -------------------
                                                                   JUNE 29,   JUNE 30,            JUNE 29,   JUNE 30,
                                                                     1997       1996     CHANGE     1997       1996     CHANGE
                                                                   --------   --------   ------   --------   --------   ------
                                                                                      (DOLLARS IN MILLIONS)
Incurred product development expenditures........................   $45.3      $37.1       22%     $86.6      $68.7       26%
Expenditures capitalized.........................................     6.3        7.2      (13%)     12.6       13.3       (5%)
                                                                   --------   --------            --------   --------
Research and development expenses................................   $39.0      $29.9       30%     $74.0      $55.4       34%
Expenditures capitalized as a % of incurred......................     14%        19%                 15%        19%

    The increase in incurred research and development expenditures in absolute dollars in the second quarter of 1997 was primarily attributed to an increase in staff of 14% versus the prior year quarter. The proportion of capitalized expenditures as a percentage of total incurred expenses decreased in the second quarter of 1997. The decrease is attributable to the fact that during the second quarter of 1996, a large portion of expenses incurred were on products which had reached technological feasibility. The Company expects the proportion of work on capitalized projects for the remainder of 1997 to decline compared to the second quarter of 1997.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                              QUARTER ENDED                                   SIX MONTHS ENDED
                                     --------------------------------                 --------------------------------
                                      JUNE 29, 1997    JUNE 30, 1996      CHANGE       JUNE 29, 1997    JUNE 30, 1996
                                     ---------------  ---------------  -------------  ---------------  ---------------
                                          (DOLLARS IN MILLIONS)                            (DOLLARS IN MILLIONS)
General and administrative
  expenses.........................     $    25.9        $    16.1              63%      $    54.0        $    30.8
  Percentage of net revenue........           14%              10%                             16%              10%

                                        CHANGE
                                     -------------
General and administrative
  expenses.........................           75%
  Percentage of net revenue........

    General and administrative expenses increased in absolute dollars in the second quarter of 1997 compared to the same prior year period primarily as a result of higher bad debt expense, legal fees and other miscellaneous charges.

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

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the first quarter of 1997, the period the acquisition was consummated.

MERGER EXPENSES

    In the first quarter of 1996, the Company had expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.

PROVISION FOR INCOME TAXES

    The income tax expense resulted from taxable earnings and withholding taxes in certain foreign jurisdictions. The Company has also recorded an increase in the valuation allowance for deferred tax assets attributed to current year net operating losses, the recognition of which is dependent on the Company's ability to generate future taxable income, the timing and amount of which are uncertain.

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

    The restatement of the consolidated financial statements for the quarter ended March 30, 1997 resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency transaction gains and losses realized due to a fluctuation in foreign currency exchange rates that were not offset by gains and losses on forward foreign currency exchange contracts used to hedge these foreign currency exposures resulting in a net foreign currency transaction gain of approximately $3 million in the quarter.

IMPACT OF INFLATION

    The effect of inflation on the Company's financial position has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

                                                                             SIX MONTHS ENDED
                                                                           --------------------
                                                                           JUNE 29,   JUNE 30,
                                                                             1997       1996
                                                                           ---------  ---------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
Cash, cash equivalents, and investments..................................  $   104.4  $   256.3
Working capital (deficit)................................................     (223.4)    (260.1)
Cash and cash equivalents provided by (used by) operations...............      (84.0)      48.5
Cash and cash equivalents used for investment activities, excluding
  investments of excess cash.............................................      102.6       67.0
Cash and cash equivalents provided by financing activities...............       28.2        7.7

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

    RECENT DEVELOPMENTS IN LIQUIDITY AND CAPITAL RESOURCES. During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision to further scale back SuperStore activity is expected to result in a charge of $12 million in the third quarter of 1997. The Company does not expect at this time to make further capital` equipment expenditures related to the Information SuperStore program in 1997.

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

    As a result of the operating losses incurred and restructurings taken by the Company in 1997 and the prior capital equipment and real estate commitments made by the Company in 1996, the Company's cash, cash equivalents and short-term investments declined from 261.0 million at December 31, 1996 to $104.3 million at June 29, 1997. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Stock, face value $250 per share, to a private investor for net proceeds of $37.2 million. Cash, cash equivalents and short-term investments declined to $87.1 million in the third quarter of 1997.

    In order to continue as a going concern, the Company will need to raise additional capital to offset expected and future operating losses, to fund restructuring programs, such as headcount reduction and elimination or consolidation of administrative and sales offices worldwide, and to finance necessary capital equipment additions and software development. The Company intends to achieve this goal through a combination of (a) continued cost containment measures to bring spending levels in line with planned revenue, (b) sale of non-essential assets, including the undeveloped Santa Clara land site described above, and (c) raising additional equity and debt financing (see Notes B and J of Notes to Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these plans and objectives.

BUSINESS RISKS

    RESTATEMENT OF FINANCIAL STATEMENTS. As previously announced, the Company's restatement of its consolidated financial statements for 1996 and 1995 reflects significant reductions in reported earned revenue for all three years and resulted in reporting a net loss for 1996 and a significant reduction in net income for 1994 and 1995. The cumulative effect of the restatement negatively impacts the Company's financial condition, most notably evidenced by the reduction in retained earnings and working capital in the consolidated balance sheet (see Note A to the Consolidated Financial Statements). The Company anticipates reduced revenues, lower operating results and a significant restructuring charge for the third quarter of 1997 when compared to the third quarter of 1996.

    In October 1997, the Company's independent auditors reported to the Company's Board of Directors that as a result of the findings and other relevant information related to the restatement of the Company's financial statements for the three years ended December 31, 1996, (see Note A to the Consolidated Financial Statements), they concluded that a material weakness in internal accounting controls exists. In conjunction with such findings, the independent auditors have also made a number of recommendations to strengthen the Company's internal accounting controls. The Company has reviewed the independent auditor's report and is in fundamental agreement with the recommendations. The Company is taking action to implement such recommendations. The Audit Committee of the Board of Directors has initiated a plan to monitor the Company's implementation of these recommendations and will consider other actions that might be undertaken by the Company to further improve the accuracy and integrity of its financial reporting process.

    The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its second quarter results for 1997 while the restatement was being compiled and the related uncertainty regarding the Company's financial condition have adversely affected the Company's ability to sell its products.

    The Company is unable to estimate the amount of any additional financial exposure from possible claims that might be asserted as a result of the restatement of its financial statements for the quarter ended March 30, 1997 and the three years ended December 31, 1996.

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

    ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1996 and for the first three quarters in 1997 quarters, "advances on unearned license revenue" in the Company's restated consolidated balance sheet reflects amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in a single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received.

    CUSTOMER FINANCING. In the normal course of business, the Company often arranges for non-recourse financing through the sale of customer payment streams. Such financing arrangements are offered by a number of financial institutions. The Company has traditionally relied on a limited number of these financing institutions for most of the customer financing it arranges. Future revenue and cash flows of the Company would be negatively impacted if the Company's financing resources were to discontinue their services for any reason.

    NEED FOR ADDITIONAL FINANCING. In connection with its current restructuring and in order to provide additional working capital to fund its operating activities, the Company expects that it will be required to raise additional capital, which may be in the form of equity or debt. There can be no assurance that additional debt or equity financing will be available as needed or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional capital as needed would have a material adverse effect on the Company's business and financial condition. To the extent the terms of any available financing are materially unfavorable to the Company, such a financing could impair the Company's ability to obtain additional financing in the future or to implement its business plan.

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

    PERSONNEL CHANGES. The Company's future performance will depend to a significant extent on its ability to attract and retain highly skilled sales, consulting, technical, marketing and management personnel. Beginning in the first part of 1997 and continuing until the present a number of senior management personnel and other key employees have departed the Company. The Company has been successful to date in replacing only some of the positions that have been vacated. The competition for employees in the database software industry is intense, and the Company expects that such competition will continue for the foreseeable future. From time to time the Company has experienced difficulty in locating candidates with appropriate qualifications. The Company also believes stock options are a critical component for motivating and retaining its key employees. The recent decline in the price of the Company's Common Stock has made stock options previously granted with higher exercise prices less valuable to the Company's current employees and has consequently made it more difficult for the Company to retain its key employees. The failure of the Company to attract and retain key personnel could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

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

    INTERNATIONAL OPERATIONS. In the second quarter of 1996 and 1997, approximately 57% and 53%, respectively, of the Company's net revenues were derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional political and economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1997 Annual Meeting of Stockholders of the Company was held on May 22, 1997, at which time the following matters were acted upon:

                                                                                                   VOTES
                                                                                       VOTES     WITHHELD/    BROKER
                                                                         VOTES FOR    AGAINST   ABSTENTIONS  NON-VOTES
                                                                         ----------  ---------  -----------  ---------
1.         ELECTION OF CLASS I DIRECTOR
           Cyril J. Yansouni...........................................  124,672,866        --   6,320,202          --
2.         Adoption of the 1997 Employee Stock Purchase Plan and
           reserve 4,000,000 shares for issuance thereunder............  71,028,063  11,502,878    655,523          --
3.         Amendment to increase shares reserved for issuance under the
           1994 Stock Option and Award Plan by 8,000,000 shares........  61,352,203  19,621,353    709,853   49,309,659
4.         Ratification of Ernst & Young LLP as independent accountants
           for the Company for the year ending March 31, 1998..........  127,168,055 3,307,017     517,928          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.    EXHIBIT
-------------  -----------------------------------------------------------------------------------------
       11.1    Statement of Computation of Earnings Per Share
       27.1    Financial Data Schedule.

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

                                INFORMIX CORPORATION

Dated: November 18, 1997                  /s/ JEAN-YVES DEXMIER
                                ------------------------------------------
                                            Jean-Yves Dexmier
                                    EXECUTIVE VICE PRESIDENT AND CHIEF
                                  FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                 OFFICER)

                                            /s/ KAREN BLASING
                                ------------------------------------------
                                              Karen Blasing
                                 VICE PRESIDENT AND CORPORATE CONTROLLER
                                      (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                               EXHIBIT TITLE
-----------------  -------------------------------------------------------------------------------------------------
         11.1      Statement of Computation of Earnings Per Share
         27.1      Financial Data Schedule