Form 10-Q
period 1997-09-28
INFORMIX CORP
filed 1997-11-19
CIK 799089

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   -------------------

                                      FORM 10-Q

(Mark One)
    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                  For the Quarterly Period ended September 28, 1997
                                          OR
    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
              For the transition period from __________ to ______________.

                            Commission file number 0-15325


                                 INFORMIX CORPORATION
                (Exact name of registrant as specified in its charter)

           DELAWARE                               94-3011736
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
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
                                        -----     -----

At November 14, 1997, 152,428,406 shares of the Registrant's Common Stock were outstanding.



Total number of pages 23.

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


--------------------------------------------------------------------------------
RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

On August 7, 1997 and again on September 22, 1997, the Company announced that as a result of errors and irregularities discovered in the recording of income in 1996 and 1995 the Company anticipated restating its financial statements. The procedures undertaken by the Company to determine the extent of the restatement (described in those announcements) have resulted in the restatement of its financial statements for the quarter ended March 30, 1997 and all interim periods for the year ended December 31, 1996 (see Note A to the Consolidated Financial Statements).

Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.
--------------------------------------------------------------------------------



INDEX
Part I. Financial Information
                                                                                    Page
    Item 1. Condensed Consolidated Financial Statements
            (Unaudited and Restated - see Note A):................................... 3

            Condensed Consolidated Statements of Operations for the
            three-month and nine-month periods ended September 28,
            1997 and September 29, 1996.............................................. 3

            Condensed Consolidated Balance Sheets as of September 28, 1997 and
            December 31, 1996........................................................ 4

            Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 1997 and September 29, 1996.................. 5

            Notes to Condensed Consolidated Financial Statements..................... 6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................... 9

Part II. Other Information

    Item 1. Legal Proceedings........................................................22

    Item 2. Changes in Securities and Use of Proceeds................................22

    Item 3. Defaults Upon Senior Securities..........................................22

    Item 4. Submission of Matters to a Vote of Security Holders......................22

    Item 5. Other Information........................................................22

    Item 6. Exhibits and Reports on Form 8-K.........................................22

Signature page.......................................................................23


PART I.   FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              INFORMIX CORPORATION
               Condensed Consolidated Statements of Operations
                   (in thousands, except per share data)
                                   (unaudited)



                                                                                 Restated - See Note 1
                                                              -------------------------------------------------------
                                                                  Three months ended            Nine months ended
                                                              Sept. 28,       Sept. 29,     Sept. 28,       Sept. 29,
                                                                1997            1996          1997            1996
                                                              ---------      ----------     ---------      -----------
Net revenues:
 Licenses                                                     $77,164       $128,696       $271,614       $346,215
 Services                                                      72,747         58,377        209,532        164,786
                                                              -------       --------       --------       --------
                                                              149,911        187,073        481,146        511,001
Costs and expenses:
 Cost of software distribution                                 11,793         13,058         52,860         34,629
 Cost of services                                              40,493         35,923        128,197        104,828
 Sales and marketing                                          101,946        103,409        347,906        292,539
 Research and development                                      34,106         32,122        108,420         87,539
 General and administrative                                    18,144         16,572         72,110         47,356
 Write-off of goodwill and other long-term assets                   -              -         30,473              -
 Write-off of acquired research & development                       -              -          7,000              -
 Restructuring charges                                         49,733              -        109,356              -
 Expenses related to Illustra merger                                -              -              -          5,914
                                                              -------       --------       --------       --------
                                                              256,215        201,084        856,322        572,805


                                                              -------       --------       --------       --------
 Operating loss                                              (106,304)       (14,011)      (375,176)       (61,804)

Interest income                                                 1,290          2,436          3,691          6,671
Interest expense                                               (1,830)        (1,941)        (5,372)        (4,073)
Other income/(expense), net                                      (879)          (777)        17,596          1,821
                                                              -------       --------       --------       --------

  Loss before income taxes                                   (107,723)       (14,293)      (359,261)       (57,385)
Income taxes                                                    2,800          2,802          6,800          9,170
                                                              -------       --------       --------       --------

Net loss                                                    $(110,523)      $(17,095)     $(366,061)      $(66,555)
                                                              -------       --------       --------       --------
                                                              -------       --------       --------       --------


Net loss per share                                             $(0.73)        $(0.11)        $(2.41)        $(0.45)
                                                              -------       --------       --------       --------
                                                              -------       --------       --------       --------

Weighted average number of common and
 common equivalent shares outstanding                         152,352        149,646        151,708        149,194





See Notes to Condensed Consolidated Financial Statements.

                             INFORMIX CORPORATION
                       Condensed Consolidated Balance Sheets
                            (unaudited, in thousands)

                                                      Restated -
                                                      See Note A
                                                      ------------
                                                      December 31,       September 28,
                                                         1996                 1997
                                                      -------------      -------------
                                                        (Note)
ASSETS

Current assets:
 Cash and cash equivalents                           $226,508              $78,935
 Short-term investments                                34,512               16,535
 Accounts receivable, net                             194,499              137,223
 Deferred taxes                                        42,133               50,655
 Other current assets                                  35,662               25,022
                                                     --------            ---------
      Total current assets                            533,314              308,370

Property and equipment, net                           186,727              188,207
Software costs, net                                    54,486               42,246
Deferred taxes                                         10,542               10,542
Long-term investments                                   6,639               11,726
Intangible assets                                      34,693                8,297
Other assets                                           55,597               18,210
                                                     --------            ---------
      Total assets                                   $881,998             $587,598
                                                     --------            ---------
                                                     --------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $65,446              $46,610
 Accrued expenses                                      59,723               69,290
 Accrued employee compensation                         57,626               70,931
 Income taxes payable                                   7,369                6,896
 Deferred maintenance revenue                          94,981               99,782
 Advances on unearned license revenue                 239,507              210,269
 Other liabilities                                      5,525               59,485
                                                     --------            ---------
      Total current liabilities                       530,177              563,263

Other liabilities                                       2,359                6,927
Deferred taxes                                         24,158               24,085
Commitments and contingencies
Convertible Series A Preferred Stock                        -               37,200


                                                                                        PRO-FORMA
                                                                                         (NOTE K)
                                                                                       SEPTEMBER 28,
                                                                                           1997
                                                                                       -------------

Stockholders' equity (deficit):
 Convertible Series A-1 Preferred Stock                                                    37,200
 Common stock                                           1,508                1,524         $1,524
 Additional paid-in capital                           243,564              252,558        252,558
 Retained earnings (deficit)                           78,723             (287,338)      (287,338)
 Unrealized gain on (loss) available-for-sale          11,690                 (433)          (433)
   securities, net of tax
 Foreign currency translation adjustment              (10,181)             (10,188)       (10,188)
                                                     --------            ---------       --------
      Total stockholders' equity (deficit)            325,304              (43,877)        (6,677)
                                                     --------            ---------       --------
      Total liabilities and stockholders' equity     $881,998             $587,598       $587,598
                                                     --------            ---------       --------
                                                     --------            ---------       --------


(Note) Columnar amounts are derived from audited consolidated financial statements


See Notes to Condensed Consolidated Financial Statements.

                             INFORMIX CORPORATION
                Condensed Consolidated Statements of Cash Flows
                        (unaudited, in thousands)



                                                                                       Restated -
                                                                                       See Note A
                                                                                       ----------
                                                                              Nine Months Ended
                                                                            --------------------
                                                                            Sept. 28,   Sept. 29,
                                                                              1997        1996
                                                                            ---------  ----------
OPERATING ACTIVITIES
 Net loss.................................................................  $(366,061)  $(66,555)
 Adjustments to reconcile net loss to net cash and cash
 equivalents provided by (used in) operating activities:
      License revenue paid in advance (see contra)........................    (51,025)   (40,867)
      Depreciation and amortization.......................................     52,750     31,954
      Amortization and write-off of capitalized software..................     31,628     10,802
      Deferred tax expense................................................         --    (14,172)
      Provisions for losses on accounts receivable........................     19,872     11,001
      Write-off of goodwill and other long-term assets....................     30,473         --
      Write-off of acquired research & development........................      7,000         --
      Foreign currency transaction gain...................................     (1,258)    (2,805)
      Gain on sales of strategic investments..............................     (8,334)    (1,867)
      Provision for losses on strategic investments.......................      3,787         --
      Loss on disposal of property and equipment..........................      5,102      1,139
      Restructuring charges...............................................    102,109         --
      Changes in operating assets and liabilities:
          Accounts receivable.............................................     26,337    (37,338)
          Other current assets............................................      4,024      4,627
          Accounts payable and accrued expenses...........................       (489)    35,825
          Deferred revenue................................................      7,361     15,760
                                                                             --------    -------
      Net cash and cash equivalents provided by (used in)
          operating activities............................................   (136,724)   (52,496)

INVESTING ACTIVITIES
Investments of excess cash:
 Purchases of available-for-sale securities...............................     18,481   (123,160)
 Maturities of available-for-sale securities..............................         --     86,217
Proceeds from sales of available-for-sale securities......................     30,676     25,703
Purchases of hold-to-maturity securities..................................    (24,526)        --
Purchases of strategic investments........................................      4,517     (3,750)
Proceeds from sales of strategic investments..............................     10,002      5,085
Purchases of property and equipment.......................................    (93,494)   (96,116)
Proceeds from disposal of property and equipment..........................      2,644      1,821
Additions to software costs...............................................    (17,188)   (21,138)
Business combinations, net of cash acquired...............................     (9,935)    (1,840)
Other.....................................................................     (4,723)    (9,729)
                                                                             --------    --------
Net cash and cash equivalents used in investing activities................    (83,546)  (136,907)



FINANCING ACTIVITIES

Advances on unearned license revenue (see contra) ....................   51,025        145,859
Proceeds from issuance of stock, net .................................    9,033         14,761
Proceeds from issuance of Preferred Stock ............................   37,600              -
Proceeds from customer deposit .......................................  (28,445)             -
Principal payments on capital leases .................................   (1,268)          (749)
Proceeds from issuance of treasury stock .............................      (22)
                                                                       --------      ---------
Net cash and cash equivalents provided by financing activities .......   67,923        159,871
                                                                       --------      ---------
Effect of exchange rate changes on cash and cash equivalents .........    4,774          9,019
                                                                       --------      ---------
Decrease in cash and cash equivalents ................................ (147,573)       (20,513)

Cash and cash equivalents at beginning of period .....................  226,508        164,305
                                                                       --------      ---------

Cash and cash equivalents at end of period ........................... $ 78,935       $143,792
                                                                       --------      ---------
                                                                       --------      ---------




 See Notes to Condensed Consolidated Financial Statements.
INFORMIX CORPORATION
Notes to Condensed Consolidated Financial Statements
September 28, 1997
(unaudited)


NOTE A - RESTATEMENT OF FINANCIAL STATEMENTS

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

    The Company undertook and completed extended procedures related to license transactions recorded in each year of the three-year period ended December 31, 1996 and for the quarter ended March 30, 1997. As a result of these findings and other relevant information now known or disclosed, the Company has determined that a significant number and dollar amount of license transactions were improperly reported as earned revenue for all interim periods in the years ended December 31, 1996.

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

    As a result of the restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q have been restated.

                                  Three Months Ended      Nine Months Ended
                                    Sept. 30, 1996          Sept. 30, 1996
                                  ------------------      -----------------
                                    As                      As
                                 Reported    Restated    Reported     Restated
                                 --------    --------    --------     --------
Net Revenues
 Licenses                      $179,617     $128,696    $501,223    $346,215
 Services                        58,563       58,377     167,260     164,786
                                -------      -------     -------    --------
                                238,180      187,073     668,483     511,001

Operating income (Loss)          35,883      (14,011)     91,865     (61,804)
Income tax expense               12,267        2,802      34,300       9,170
Net Income (Loss)                26,181      (17,095      63,700     (66,555)
Net Income (loss) per share    $   0.17     $  (0.11)   $   0.41    $  (0.45)
Retained earnings (deficit)    $288,687     $ 27,532    $288,687    $ 27,532
Advances on unearned
  license revenue                     -      249,599           -     249,599

NOTE B - MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY

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

       Management's operational and financing plans to address the above issues include (1) continued cost containment measures to bring spending levels in line with planned revenue; (2) sale of non-essential assets including an undeveloped land site; (3) obtaining additional equity and debt financing; (4) modifying long-term lease arrangements for new offices; and (5) resolution of stockholder class action litigation (see Note to the Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these objectives. The September 28, 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these liquidity uncertainties.


NOTE C - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.


NOTE D - NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options (using the treasury stock method) have been included in the computation only when dilutive.

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

NOTE E - STOCKHOLDERS' EQUITY

Reconciliation of outstanding shares:

Shares outstanding at December 31, 1996                  150,781,634
Shares issued upon exercises of stock options                432,459
                                                         ------------
Shares outstanding at September 28, 1997                 151,214,093
                                                         ------------
                                                         ------------


NOTE F - BUSINESS COMBINATIONS

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

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview Software, Inc. ("Centerview"), a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated which was the first quarter of 1997.

NOTE G - COMMITMENTS

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

NOTE H - WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS

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


NOTE I - RESTRUCTURING CHARGES

     In September 1997, the Company approved a plan to continue to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 7% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at September 28, 1997:

Severance and related costs represented the reduction of 300 employees on a worldwide basis primarily impacting sales and marketing. Temporary employees and contractors were also reduced. Asset charges included a write-off or write-down of equipment as a result of the decision to reduce the number of Superstores. Facility charges included early termination costs associated with the closing of certain domestic and international sales offices.

NOTE J - LITIGATION

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


NOTE K - PRO-FORMA PRESENTATION OF CONVERTIBLE PREFERRED STOCK

     In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Preferred Stock, face value $250 per share, to a private investor for an aggregate of $40 million ($37.2 million, net) and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Preferred Stock issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

     The Series A-1 Convertible Preferred shares are convertible into common shares at any time, at the holder's option at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (I) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Convertible Preferred Stock will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1 Convertible Preferred Stock were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until stockholder approval is obtained.

     The mandatory redemption provisions of the new Series A-1 Convertible Preferred Stock (A-1 Preferred) differ from the Series A Convertible Preferred Stock. The redemption provisions in the Convertible Preferred Stock A-1 Series effectively preclude the Company from having to redeem the preferred stock except by actions solely within its control. Accordingly, the Pro Forma September 28, 1997 Consolidated Balance Sheet reflects the Series A-1 Series under stockholder's equity (deficit).

NOTE L - SUBSEQUENT EVENTS (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should carefully review the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

     As a result of the restatement of the Company's financial statements for the quarter ended March 30, 1997, and the annual and interim periods for the years ended December 31, 1996, 1995 and 1994, certain information contained in this item has been changed from that which appeared in the Company's originally filed form 10-Q for the quarterly period ended September 28, 1997.
 Readers should carefully review the "Liquidity and Capital Resources" and "Business Risks" sections included here to reflect current events.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of net revenues for the three- and nine-month periods ended September 28, 1997 and September 29, 1996, respectively.


                                           Percent of Net Revenues
                                           -----------------------
                                   Three months ended         Nine months ended
                                  Sept. 28,   Sept. 29,     Sept. 28,    Sept. 29,
                                  ---------   ---------     ---------    ---------
                                    1997        1996          1997         1996
                                  ---------   ---------     ---------    ---------
NET REVENUES:
Licenses                             51%         69%           56%          68%
Services                             49%         31%           44%          32%
                                  ---------   ---------     ---------    ---------
     Total net revenues             100%        100%          100%         100%

COSTS AND EXPENSES:
Cost of software                      8%          7%           11%           7%
distribution
Cost of services                     27%         19%           27%          21%
Sales and marketing                  68%         55%           72%          57%
Research and development             23%         17%           23%          17%
General and administrative           12%          9%           15%           9%
Write-off of goodwill and             0%          0%            6%           0%
long-term assets
Write-off of acquired                 0%          0%            1%           0%
research and development
Restructuring costs                  33%          0%           23%           0%
Expenses related to                   0%          0%            0%           1%
Illustra merger
                                  ---------   ---------     ---------    ---------
     Total operating expenses       171%        107%          178%         112%
                                  ---------   ---------     ---------    ---------

OPERATING LOSS                      (71)%        (7)%         (78)%        (12)%

INTEREST INCOME                       1%          1%            1%           1%

INTEREST EXPENSE                     (1)%        (1)%          (1)%         (1)%

OTHER INCOME (EXPENSE), NET          (1)%        (1)%           3%           1%
                                  ---------   ---------     ---------    ---------
LOSS BEFORE INCOME TAXES            (72)%        (8)%         (74)%        (11)%

INCOME TAXES                         (2)%         1%           (1)%          2%
                                  ---------   ---------     ---------    ---------
NET LOSS                            (74)%        (9)%         (76)%        (13)%
                                  ---------   ---------     ---------    ---------
                                  ---------   ---------     ---------    ---------

The following table sets forth the percentage change in the restated operating results for the three- and six-month periods ended September 28, 1997 compared to the respective three- and six-month periods ended September 29, 1996.


                                           Period-to-Period Percent Increase (Decrease)
                                           --------------------------------------------
                                             Three months ended     Nine months ended
                                             Sept. 28, 1997 vs.    Sept. 28, 1997 vs.
                                               Sept. 29, 1996        Sept. 29, 1996
                                             ------------------    ------------------
NET REVENUES:
Licenses                                            (40)                   (22)
Services                                             25                     27
                                                   ------                 ------
     Total net revenues                              20                     (6)

COSTS AND EXPENSES:
Cost of software distribution                        (9)                    53
Cost of services                                     13                     22
Sales and marketing                                  (1)                    19
Research and development                              6                     24
General and administrative                            9                     53
Expenses related to Illustra merger                  N/A                    N/A
                                                   ------                 ------

     Total operating expenses                        27                     50
                                                   ------                 ------

Operating income (loss)                              N/A                    N/A

Interest income                                     (47)                   (45)

Interest expense                                     (6)                    32

Other income (expense), net                          N/A                   854

Income (loss) before income taxes                   N/A                    N/A

Income taxes (benefits)                               -                   (26)

Net income (loss)                                   N/A                    N/A

     Informix's operating results for the third quarter ended September 28, 1997 were significantly below the same period of the prior year due to decreases in revenue and increases in costs and expenses. Sales declined 20% in the third quarter of 1997 versus the previous year, due primarily to decreased sales in North America, Europe and Japan. These lower revenues combined with a 27 percent increase in operating costs resulted in an operating loss of $106.4 million.

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

     The Company's products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM's), distributors, and value added resellers (VAR's). In 1996, the Company increased the focus on its reseller channels to establish partnerships with hardware and application vendors in order to utilize their sales force, obtain access to their installed base of customers and benefit from their consulting and sytems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. These unsold licenses have not been recognized as earned revenue as of September 28, 1997. Overall, license sales in the first nine months of 1997 declined significantly versus the comparable period of the prior year. Although sales contracts can be relatively large in size and are difficult to forecast both in timing and dollar value, the Company did not expect this magnitude of decline.

     The increase in service revenue was primarily attributable to the continued growth of the Company's installed customer base, and resulting renewal of maintenance contracts and increased consulting revenue. The Company continues to emphasize support services as a source of revenue. As the Company's products become more complex, more support services will be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The contribution margin on service revenue increased from 38% in the third quarter of 1996 to 44% in the third quarter of 1997.

     The increase in service revenue, as a percentage of total revenue, was primarily the result of the continued increases in service revenue combined with a decrease in license revenue. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the growth in the Company's installed base.

     During the third quarter ended September 28, 1997, Informix's net revenues from sales to foreign customers was 50% of total revenue as compared to 47% in the similar period in 1996. In absolute dollars, foreign sales decreased from $88.2 million in the quarter ended September 29, 1996 to $74.8 million in the quarter ended September 28, 1997. Sales in Europe and Japan decreased 25 and 30%, respectively. Sales in Asia/Pacific and Latin America increased 1% and 44%, respectively, versus the previous period.

     Substantially all of the Company's Latin American revenue is U.S. dollars denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the first nine months of 1997 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year period.

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

     The restatement significantly changed the recorded value of the Company's foreign currency denominated accounts receivable and accounts payable, primarily intercompany balances. As a result, the hedging activities taken in the quarter were not effective in hedging the accounting exposure to changes in foreign currency exchange rate. This unhedged exposure resulted in a net foreign currency transaction loss of $0.5 million in the quarter.

COST OF SOFTWARE DISTRIBUTION


(DOLLARS IN MILLIONS)
                                                    Quarter Ended                               Nine Months Ended
                                                    -------------                               -----------------
                                            Sept. 28, 1997    Sept. 29, 1996    Change    Sept. 28, 1997    Sept. 29, 1996    Change
                                            --------------    --------------    ------    --------------    --------------    ------
Manufactured cost of software distribution       $  5.7           $  9.3         (38%)         $ 21.5           $ 23.8         (10%)
     Percentage of license revenue                  7%               7%                           8%               7%
Amortization of capitalized software             $  5.4           $  3.7          48%          $ 16.0           $ 10.8          48%
     Percentage of license revenue                  7%               3%                           6%               3%
Write-down to net realizable value               $    -           $    -                       $ 14.7           $    -          N/A
     Percentage of license revenue                                                 5%
Cost of software distribution                    $ 11.1           $ 13.1         (15%)         $ 52.2           $ 34.6          51%
     Percentage of license revenue                 14%              10%                          19%              10%


     Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

     The manufactured cost of software distribution as a percentage of license revenue remained flat at 7% in the third quarter of 1997 compared to the same period in 1996. In the future, the cost of software distribution as a percentage of revenue may vary depending upon the sales levels, third party software costs where their software is bundled with Informix's and whether the product is reproduced by the Company or by customers.

     Amortization of capitalized software costs begin in the quarter following product introduction. The increase of amortization of capitalized software in the third quarter of 1997 compared to the third quarter of 1996 is due to the release of various products subsequent to the third quarter of 1996. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

     In addition, due to the Company's acquisition of Centerview and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs, during the first quarter of 1997.


COST OF SERVICES


(DOLLARS IN MILLIONS)
                                                  Quarter Ended                               Nine Months Ended
                                                  -------------                               ------------------
                                         Sept. 28, 1997    Sept. 29, 1996    Change    Sept. 28, 1997    Sept. 29, 1996    Change
                                         --------------    --------------    ------    --------------    --------------    ------
Cost of services                              $  40.5        $  35.9            13%         $128.2           $104.8           22%
   Percentage of service revenue                 56%            62%                           61%              64%

     Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the second quarter of 1997 are comparable to expense in the prior year quarter on a percentage of service revenue basis. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the third quarter of 1997.

SALES AND MARKETING EXPENSES


(DOLLARS IN MILLIONS)
                                                  Quarter Ended                               Nine Months Ended
                                                  -------------                               ------------------
                                         Sept. 28, 1997    Sept. 29, 1996    Change    Sept. 28, 1997    Sept. 29, 1996    Change
                                         --------------    --------------    ------    --------------    --------------    ------

Sales and marketing expenses                  $ 101.9         $103.4            (1%)       $ 347.9          $ 292.5           19%
   Percentage of net revenue                     68%            55%                           72%              57%


     The decline in sales and marketing expenses in the third quarter of 1997, in absolute dollars, as compared to the third quarter of 1996 was primarily a result of the reduction of sales and marketing personnel worldwide. Over the twelve-month period ending September 28, 1997, the headcount for sales and marketing personnel decreased from 1,722 to 1,276 or a decline of 29%. Lower staffing levels and expenses were partly offset by depreciation in connection with the Company's Superstores which are more fully described in "Liquidity and Capital Resources." The increase of costs as a percentage of revenue reflects that despite sales commissions being a large variable cost, there are significant sales and marketing costs that are fixed in nature.

RESEARCH AND DEVELOPMENT EXPENSES

          The Company accounts for its product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The following table summarizes research and development costs for the periods ended September 28, 1997 and September 29, 1996:


(DOLLARS IN MILLIONS)
                                                       Quarter Ended                    Nine Months Ended
                                                       -------------                    ------------------
                                                 Sept. 28,     Sept. 29,              Sept. 28,     Sept. 29,
                                                    1997         1996       Change      1997          1996        Change
                                                 -----------------------    ------    -----------------------     ------
Incurred product development expenditures          $38.3         $39.8       (4%)        $124.9       $108.5        15%
Expenditures capitalized                             4.2           7.7      (45%)          1[caad 214]6.8         21.0       (20%)
Research and development expenses                  $34.1         $32.1        6%         $108.1        $87.5        24%
Expenditures capitalized as a % of incurred         11%           19%                      13%          19%

     The incurred research and development expenditures declined by 4% in the third quarter of 1997 compared to the third quarter of 1996. The proportion of capitalized expenditures as a percentage of total incurred expenses decreased in the third quarter of 1997. The decrease is attributable to the fact that during the third quarter of 1996 a large portion of expenses incurred were on products which had reached technological feasibility. The Company expects the proportion of work on capitalized projects for the remainder of 1997 to remain relatively stable compared to the third quarter of 1997.

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

GENERAL AND ADMINISTRATIVE EXPENSES


(DOLLARS IN MILLIONS)
                                                  Quarter Ended                               Nine Months Ended
                                                  -------------                               ------------------
                                         Sept. 28, 1997    Sept. 29, 1996    Change    Sept. 28, 1997    Sept. 29, 1996    Change
                                         --------------    --------------    ------    --------------    --------------    ------
General and administrative expenses             $18.1          $16.6             9%          $72.4            $47.4              53%
   Percentage of net revenue                     12%             9%                           15%               9%

     General and administrative expenses increased in absolute dollars in the third quarter of 1997 compared to the same prior year period primarily as a result of the higher bad debt expense, legal fees and other miscellaneous charges.

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

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

     In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated, which was the first quarter of 1997.

MERGER EXPENSES

     In the first quarter of 1996, the Company had expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.

PROVISION FOR INCOME TAXES

     The income tax expense resulted from an increase in the valuation allowance for deferred tax assets attributable to the increase in net operating loss carryforwards and taxable earnings and withholding taxes in certain foreign jurisdictions.

FOREIGN EXCHANGE LOSSES

     The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuation in exchange rates until such receivables are collected or payables disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuation on the value of foreign currency denominated assets and liabilities being hedged. The receivables and payables being hedged are primarily intercompany transactions related to internal distribution of the Company's product under formal agreements drafted between the Company's various subsidiaries. Due to the restatement of revenues and the related cost of these sales, the Company also restated its intercompany receivable and payable accounts. The restatement of the intercompany accounts effectively modifies the hedging positions taken and results in a $0.5 million during the restated periods.

IMPACT OF INFLATION

     The effect of inflation on the Company's financial position has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

(DOLLARS IN MILLION)                                             Nine Months Ended
                                                                 -----------------
                                                             Sept. 28,       Sept. 29,
                                                             ---------       ---------
                                                               1997             1996
                                                               ----             ----
Cash, cash equivalents, and investments                      $  95.4           $165.8
Working capital (deficit)                                     (254.8)            75.4
Cash and cash equivalents provided by (used by) operations    (136.7)           (52.5)
Cash and cash equivalents used for investment activities,
     excluding investments of excess cash                       83.5            136.9
Cash and cash equivalents provided by financing activities      67.9            159.0

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

     RECENT DEVELOPMENTS IN LIQUIDITY AND CAPITAL RESOURCES. During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision to scale back SuperStore activity resulted in charges to operations of $16.0 million in the second quarter of 1997 and an expected charge of $12.2 million in the third quarter of 1997 (see Note 14 of Notes to the Consolidated Financial Statements). The Company does not expect at this time to make further capital equipment expenditures related to the Information SuperStore program in 1997.

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

     As a result of the operating losses incurred and restructurings taken by the Company in 1997 and the prior capital equipment and real estate commitments made by the Company in 1996, the Company's cash, cash equivalents and short-term investments declined from 104.0 million on June 29, 1997 to $87.1 million at September 30, 1997. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Stock, face value $250 per share, to a private investor for aggregate gross proceeds of $40 million.

     In order to continue as a going concern, the Company will need to raise additional capital to offset expected and future operating losses, to fund restructuring programs, such as headcount reduction and elimination or consolidation of administrative and sales offices worldwide, and to finance necessary capital equipment additions and software development. The Company intends to achieve this goal through a combination of a) continued cost containment measures to bring spending levels in line with planned revenue, b) sale of non-essential assets, including the undeveloped Santa Clara land site described above, and c) raising additional equity and debt financing (see Notes B and J of Notes to Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these plans and objectives.

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

     In October 1997, the Company's independent auditors reported to the Company's Board of Directors that as a result of the findings and other relevant information related to the restatement of the Company's financial statements for the three years ended December 31, 1996 (see Note A to the Consolidated Financial Statements), they concluded that a material weakness in internal accounting controls exists. In conjunction with such findings, the independent auditors have also made a number of recommendations to strengthen the Company's internal accounting controls. The Company has reviewed the independent auditor's report and is in fundamental agreement with the recommendations. The Company is taking action to implement such recommendations. The Audit Committee of the Board of Directors has initiated a plan to monitor the Company's implementation of these recommendations and will consider other actions that might be undertaken by the Company to further improve the accuracy and integrity of its financial reporting process.

     The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its second quarter results for 1997 while the restatement was being compiled and the related uncertainty regarding the Company's financial condition have adversely affected the Company's ability to sell its products.

     The Company is unable to estimate the amount of any additional financial exposures from possible claims that might be asserted as a result of the restatement of its 1994, 1995 and 1996 financial statements.

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

ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1996 and for the 1997 quarters, "advances on unearned license revenue" in the Company's restated consolidated balance sheet reflects amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in a single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received.

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

INTERNATIONAL OPERATIONS. In the third quarter of 1996 and 1997, approximately 47% and 50%, respectively, of the Company's net revenues were derived from its international operations. The Company's operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional political and economic circumstances, as well as by other factors associated with international activities. Most of the Company's international revenue and expenses are denominated in local currencies. Although the Company takes into account changes in exchange rates over time in its pricing strategy, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates.

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

     In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified indivduals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

    In the ordinary course of business, various other lawsuits and claims are filed from time to time against the Company. It is the Company's opinion that the resolution of such other litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 12, 1997, the Company and BankBoston, N.A., as successor rights agent, entered into the First Amended and Restated Rights Agreement (the "Amended Rights Agreement"), which amended and superseded the Preferred Shares Rights Agreement, as amended, between the Company and The First National Bank of Boston, as rights agent. Pursuant to the Prior Rights Agreement, The Company's Board of Directors had declared a dividend of one right (the "Right") to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock for each share of Common Stock, $0.01 par value, of the Company issued and outstanding on November 20, 1991, and one Right for each share of Common Stock issued after such date. Each Right entitled the registered holder to purchase from the Company one one-thousandth share of Series A Preferred Stock at an exercise price as set forth in the Prior Rights Agreement. The terms of the Amended Rights Agreement are substantially similar to those of the Prior Rights Agreement, except that each Right is now exercisable, following the distribution date and until the occurrence of certain specified events, for one share of Common Stock at an exercise price of $60.00. The foregoing summary of the principal terms of the Amended Rights Agreement is a general description only and is qualified by the detailed terms and conditions of the Amended Rights Agreement. A more comprehensive description of the Amended Rights Agreement is contained in the Company's Registration Statement on Form 8-A/A (the "Form 8-A") filed with the Commission on September 3, 1997. A copy of the Amended Rights Agreement is also filed as an exhibit to the Form 8-A.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibit No.            Exhibit Title
        -----------            -------------

          10.8 Employment Agreement between the Company and Robert J. Finocchio, Jr., dated July 22, 1997

          10.9 Offer Letter of Employment to Wes Raffel, dated September 18, 1997, as Vice President, North American Field Operations

          10.10 Offer Letter of Employment to Jean-Yves Dexmier, dated September 24, 1997, as Executive Vice President and Chief Financial Officer

          27.1                 Financial Data Schedule

          (b)  Reports on Form 8-K

               On August 14, 1997, the Company filed a Current Report on Form 8-K concerning (i) results for the quarter ended June 29, 1997,
          (ii) the discovery of errors in the recording of revenue in 1996,
          (iii) the anticipated restatement of the Company's 1996 financial statements to reflect adjustments to revenue that will decrease revenue and net income from previously reported amounts, and (iv) a planned restructuring and reorganization. In addition, the Company indicated that disclosure of the Company's second quarter financial results would be delayed as a result of the need to restate prior period operating results.

               On August 25, 1997, the Company filed a Current Report on Form 8-K disclosing the sale and issuance of 160,000 shares of Series A Convertible Preferred Stock for an aggregate sales price of $40,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INFORMIX CORPORATION






Dated:  November 18, 1997               /s/ Jean-Yves Dexmier
                                   -----------------------------------------
                                      Jean-Yves Dexmier
                                      Executive Vice President and
                                          Chief Financial Officer
                                      (Principal Financial Officer)


                                         /s/ Karen Blasing
                                   ------------------------------------------
                                      Karen Blasing
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number     Exhibit Title                                          Page
--------------     -------------                                          ----

     10.8          Employment Agreement between the Company and
                   Robert J. Finocchio, Jr. Dated July 22, 1997

     10.9 Offer Letter of Employment of Wes Raffel as Vice President, North American Field Operations of the Company

     10.10 Offer Letter of Employment of Jean-Yves Dexmier as Executive Vice President and Chief Financial Officer of the Company

     27.1          Financial Data Schedule