Form 10-K
period 1997-12-31
INFORMIX CORP
filed 1998-03-31
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

       The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq Stock Market, was approximately $1,297,423,211. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 28, 1998, Registrant had 166,903,848 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                               -----------
PART I.......................................................................................................           3

  ITEM  1.         BUSINESS..................................................................................           3
  ITEM  2.         PROPERTIES................................................................................          11
  ITEM  3.         LEGAL PROCEEDINGS.........................................................................          12
  ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................          15

PART II......................................................................................................          16

  ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................          16
  ITEM  6.         SELECTED FINANCIAL DATA...................................................................          18
  ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....          19
  ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................          50
  ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......          50

PART III.....................................................................................................          51

  ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................          51
  ITEM 11.         EXECUTIVE COMPENSATION....................................................................          55
  ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................          63
  ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................          65

PART IV......................................................................................................          68

  ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................          68

SIGNATURES...................................................................................................          73

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

BACKGROUND

       The Company is a leading multinational supplier of information management software. The Company designs, develops, manufactures, markets and supports relational database management systems ("RDBMS"), connectivity interfaces and gateways and application development tools for graphical and character-based software applications as part of an RDBMS. Database management software permits multiple individual users, employing different application software, to access and manage the same data concurrently without corrupting the underlying database. RDBMS software extends the functionality and utility of non-relational database management software by simplifying the data retrieval process for end-users, who do not require specific knowledge about the structure of the database but need only to specify the data to be retrieved. Companies commonly employ RDBMS software for use in storing, managing and retrieving the large amounts of data necessary to support internal management information and decision-support systems as well as mission-critical data processing applications.

       The Company believes that technological advances, including the development and commercialization of the Internet, will lead to increasingly sophisticated customer requirements for data storage and management beyond the functionality offered by conventional RDBMS products. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three dimensional graphics. In 1996, the Company devoted substantial resources in the development of object-relational database management systems ("ORDBMS") and tools for applications in multimedia and entertainment, digital media publishing and financial services.

       The Company markets its products to end-users on a worldwide basis directly through its sales force and indirectly through application resellers, OEMs and distributors. The principal geographic markets for the Company's products are North America, Europe, the Asia/Pacific region and Latin America. In recent years, approximately half of the Company's total revenues have been generated outside North America. The Company's principal customers include businesses ranging from small corporations to Fortune 1000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality and government services sectors.

       The Company was initially incorporated in California in 1980 and was reincorporated in Delaware in August 1986. Unless the context requires otherwise, the terms "Company" and "Informix" refer to Informix Corporation and its subsidiaries. The Company maintains its executive offices at 4100 Bohannon Drive, Menlo Park, California 94025. Its telephone number at that location is
(650) 926-6300.

PRODUCTS

    INFORMIX DYNAMIC SERVER

       Informix Dynamic Server is a high performance, enterprise capable online transaction processing database server. This product is based on Informix's Dynamic Scalable Architecture and features parallel data processing capability, replication and connectivity options built into its core. Informix Dynamic Server is available in a variety of configurations based upon adding one or more of the configuration options described below.

       Informix also provides a version of Informix Dynamic Server called the Workgroup Edition, which has been adapted specifically for workgroup environments.

    SERVER CONFIGURATION OPTIONS

       Informix makes available five server configuration options, which are integrated in various combinations along with Informix Dynamic Server to meet specific customer requirements.

       The Advanced Decision Support Option extends Informix Dynamic Server with a variety of decision support functions including summarization, sampling, and "top-N."

       The Extended Parallel Option adapts Informix Dynamic Server to work within loosely coupled, share-nothing computing architectures, including clusters of symmetric multiprocessing systems and parallel processing systems.

       The Universal Data Option extends Informix Dynamic Server with support for extensibility and SQL3. Extensibility includes the ability to add new objects and data types, business specific procedures and logic, and new indexing search methods to the server, as well as support for DataBlade modules, which can include a related set of data types, functions and indexes for a specific purpose.

       The MetaCube ROLAP Option adds an on-line analytical processing engine to Informix Dynamic Server that automatically preconsolidates data and provides a multidimensional view of data without the constraints of two dimensional (row and table) data model. This option also includes MetaCube Explorer; MetaCube Scheduler for batch processing; MetaCube Queryback for running queries in the background; MetaCube Aggregator for creating and maintaining aggregates in a data warehouse; MetaCube for Excel which enables data Warehouse analysis in an Excel spreadsheet environment; and MetaCube for the Web which brings MetaCube analysis capabilities to intranets.

       Finally, the Web Integration Option provides connectivity between Web servers and Informix Dynamic Server. This option enables developers to create intelligent web applications based upon database information that deliver multimedia, tailored Web pages to users.

    DATABLADE MODULES

       DataBlade modules combine new data types, new functions or methods, and new indexing operations, which taken together extend Informix Dynamic Server. The DataBlade modules are used in conjunction with the Universal Data Option. Informix sells the following DataBlade modules, and others are available through Informix's partners:

       The Informix Video Foundation DataBlade module provides an open and scalable software architecture that allows strategic third-party development partners to incorporate specific video technologies such as video servers, external control devices, compression codes or cataloging tools into database management applications with the Informix Dynamic Server. In addition, the video data types and data model allow customers to explore new ways to manipulate video and associated metadata, or information about the video.

       The Informix TimeSeries DataBlade module expands the functionality of the database by adding support for the management of time-series and temporal data. The TimeSeries DataBlade module supports a regular or irregular repeating time-stamped series of any datatype supported by Informix Dynamic Server or any structure or combination of these. For example, a set of open, high, low, and close currency values can be used to record a time-based series of stock prices. The granularity of time recording can be adjusted to suit the unique requirements of the application. The TimeSeries DataBlade module provides support for three new datatypes, time-series, calendar and calendar pattern, and over 80 functions to manage them. The time-series type stores sequences of time-stamped information, and a related calendar allows access to specific portions of the time series for update, analysis, display or other uses.

       The Informix Geodetic DataBlade module provides geo-spatial datatypes and functions supporting two-dimensional representation of the earth's surface based on a geodetic (longitude, latitude and datum) coordinate system. In addition to two-dimensional geographic feature support, the Geodetic DataBlade Module allows an altitude range and a time range to be specified.

    CONNECTIVITY PRODUCTS

       The Company's principal connectivity products include the following:

       Informix--Enterprise Gateway Manager is a connectivity tool allowing applications running on various operating systems to access data sources via loadable gateway drivers. The Company also offers gateway drivers for Oracle and Sybase databases. Drivers for additional data sources are available from various third parties.

       Informix--Enterprise Gateway with DRDA is a UNIX based connectivity tool allowing interoperability to IBM databases such as DB2/MVS, DB2/VM and DB2/400 from Windows and UNIX clients. Informix-Gateway with DRDA allows applications built with Informix application development tools to access and modify information in Distributed Relational Database Architecture compliant database management systems.

       Informix--ESQL for C and COBOL are embedded SQL products which permit developers to take advantage of SQL technology while building applications is in C or COBOL.

       Informix--CLI is a library of low level functions that provide high performance direct access to Informix databases from applications built in C or other third generation languages. Informix--CLI is compliant with Microsoft's ODBC specifications.

    DATABASE TOOLS

       The Company offers a variety of database application development tools designed to allow users to build applications. The Company's principal database tools include:

       Informix Data Director for Visual Basic enables developers to prototype, build and extend workgroup and enterprise applications. Data Director for Visual Basic reduces the amount of application code necessary for writing client/server solutions by automating the data access operations for the client application. This automation eliminates the time consuming task of writing data access code, allows developers to incorporate sophisticated functionality without having to be SQL experts and enables project teams to improve their time to market with scalable applications. Data Director enables developers to create applications that support user defined data types, including images, Web pages and spatial data.

       Informix--NewEra is a graphical, object-oriented development environment designed for creating enterprise-wide multi-tier client/server database applications. Informix--NewEra features a fourth generation object-oriented programming language, reusable class libraries, application partitioning and flexible application deployment and supports open connectivity to Informix and non-Informix databases. Informix--NewEra is currently available for Microsoft Windows and OSF Motif.

       Informix--4GL is a character-based development environment, which includes a fourth generation programming language with screen building, report entry, and SQL database input/output capabilities. The Informix--4GL product family is comprised of three core products: Informix--4GL Compiled, Informix--4GL Rapid Development Systems and Informix--4GL interactive Debugger.

       Informix--SQL is a package of five interactive tools for creating character-based applications. Informix--SQL consists of a forms package, a report writer, an interactive SQL editor, a menu building and an interactive schema editor.

SERVICES, CONSULTING AND CUSTOMER SUPPORT

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

       The Company provides post-sales support to its customers on an optional basis for annual fees which generally range from 12% to 18% of the license fees paid by the customer. These support services usually include product updates.

       During fiscal 1996 and the first quarter of fiscal 1997, as part of its sales and marketing strategy, the Company launched a series of "Information SuperStores." The Superstores were intended to demonstrate and offer the Company's software products to customers on actual hardware platforms used by those customers, thereby permitting the end-user to evaluate and monitor the performance and functionality of the Company's products prior to purchase. In addition, the Superstores offered application tools from leading third-party tools and application vendors installed on a variety of platforms, including Data General Corporation, Hewlett-Packard Company, International Business Machines ("IBM"), NCR Corporation/Teradata ("NCR/Teradata"), Pyramid, Sequent Computer Systems, Inc. ("Sequent"), Silicon Graphics and Sun Microsystems. In connection with the Company's restructuring announced in the second quarter of fiscal 1997, the Company scaled back its original plans and repositioned its remaining sites as solution labs managed by the Company's consulting practice. The decision to scale back the Superstores resulted in a charge to operations during fiscal 1997.

MARKETING AND CUSTOMERS

       The Company distributes its products through the channels of direct end-user licensing, OEMs, application vendors addressing specific markets and distributors. The Company has chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. The Company, therefore, has generally avoided exclusive relationships with its licensees and other resellers of its products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. The Company also provides a financing option to customers in connection with the license of software. For fiscal 1997, sales of licenses directly to end users accounted for 58% of total license revenues and sales to OEM's and sales through resellers accounted for 42% of total license revenues.

       At December 31, 1997, the Company's sales, marketing and support staff totaled 986 regular employees in the North America region; 128 regular employees in the Latin America region; 619 regular employees in Europe, the Middle East and Africa; and 369 regular employees in the Asia/Pacific region.

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

       Application vendors develop applications using a wide array of application development tools, including products from the Company, such as Informix--NewEra, Informix--4GL and Informix--SQL, as well as products offered by third parties. Applications developed using the Company's products are generally portable across various brands of computers and different operating systems.

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

       Major product releases resulting from research and development projects in fiscal 1997 included the new releases of Informix Dynamic Server; Universal Data Option; Extended Parallel Option; Advanced Decision Support Option; Informix Dynamic Server, Workgroup Edition; and the initial release of Web Integration Option.

       The Company's current product development efforts are focused on (i) improving and enhancing current products and new products, with particular emphasis on parallel computer architecture, user-defined database extensions, Web technology integration, graphical desk top and system administration; (ii) improving the Company's products to provide greater speed and support for larger numbers of concurrent users; and (iii) adapting new products to the broad range of computer brands and operating systems the Company currently supports and adapting current products to new brands of computers and operating systems which represent attractive market opportunities for the Company's products.

       There can be no assurance that the Company's product development efforts will be successful or that any new products will achieve significant market acceptance.

       As of December 31, 1997, the Company had 941 regular employees engaged in research and development. In recent months, the Company has experienced high attrition in its product development group and has had difficulty attracting qualified replacement development personnel. Failure to attract and retain a sufficient number of qualified development personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

       The Company's research and development expense for fiscal 1997, 1996 and 1995 was $139.3 million, $120.2 million and $85.6 million, respectively, representing approximately 21%, 17% and 14% of revenues for such periods. In addition, during fiscal 1997, 1996, and 1995 the Company capitalized product development costs of $21.8 million, $28.4 million and $17.5 million, respectively, in accordance with Statement of Financial Accounting Standards No.
86. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Research and Development Expenses."

       The market for the Company's products and services is characterized by rapidly changing technology, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis and that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company's product development efforts are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past and may experience delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements, including as a result of recent attrition in the Company's product development group, could have a material adverse effect on the Company's business results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key determinative factor in the Company's success will continue to be the ability of the Company's products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Failure to meet existing or future interoperability requirements of certain independent vendors and performance requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

       In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text, and three dimensional graphics. In 1996, the Company devoted substantial resources in developing the Company's ORDBMS product line. The market for the products offering object-relational database functionality is new and evolving, and its growth depends upon a growing need to store and manage complex data and on broader market acceptance of the Company's products as a solution for this need. There can be no assurance that organizations will chose to make the transition from conventional RDBMS to ORDBMS. Delays in market acceptance of object-relational database management products offered by the Company could have an adverse effect on the Company's results of operations and financial condition.

COMPETITION

       Competitors in the relational database software market compete primarily on the basis of product price and performance characteristics, name recognition, technical product support, product training and services. With respect to product performance, the Company believes that the principal competitive factors include (i) application development productivity (I.E., the speed with which applications can be built); (ii) database performance (I.E., the speed at which database storage and retrieval functions are executed); (iii) product function and features; (iv) the ability to support large warehouses of information; (v) reliability, availability and serviceability; (vi) the distribution of software applications and data across networks of computers from multiple suppliers; and increasingly (vii) the ability to manage complex data and solve more complex business problems based on such data. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources. The Company believes that the technical advantages of its products, its approach to sales and marketing, its relations with application vendors, OEMs and distributors and its customer service and support contribute to its ability to compete in this market.

       The Company faces intense competition in the market for RDBMS software products. The market for the Company's products is subject to rapid technological change and frequent new product introductions and enhancements, and the Company's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. The Company's principal competitors include Computer Associates International, Inc. ("Computer Associates"), IBM, Microsoft Corporation ("Microsoft"), NCR/Teradata, Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"). Several of these competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Any failure by the Company to compete successfully with its existing competitors or future competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

       Several of the Company's competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on the Company's products. In addition, the industry movement to new operating systems, like Windows NT, access through low-end desktop computers, and access to data through the Internet may cause downward pressure on prices of database software and related products. The bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could also result in reductions in the price the Company may charge for its products. If such downward pressure on prices were to occur, the Company's operating margins would be adversely affected. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operation and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

       In addition, the Company's public announcement in August 1997 of the pending restatement of its financial statements, delays in reporting operating results for the second and third quarters of fiscal 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses and customer uncertainty regarding the Company's financial condition adversely affected the Company's ability to sell its products in fiscal 1997. In addition, since the beginning of 1997, the Company and its competitors in the RDBMS industry have experienced substantially slower growth in the market for RDBMS products. The financial restatement has now been completed, its results have been publicly disclosed and the Company is current with respect to its public reporting obligations. In addition, the Company believes that it has effectively controlled its operating expenses and significantly improved its financial condition. Nevertheless, there can be no assurance that uncertainties resulting from the restatement, including ongoing customer concern about the Company's financial condition, will not continue to have a materially adverse effect on the Company's competitive position and results of operations.

INTELLECTUAL PROPERTY

       The Company's success depends on proprietary technology. To protect its proprietary rights, the Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions contained in its license agreements and technical measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. The Company holds one United States patent and several pending applications. There can be no assurance that any other patents covering the Company's inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers.

       The Company's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. The Company also relies on "shrink wrap" licenses, which include a notice informing the end-user that, by opening the product packaging, the end-user agrees to be bound by the Company's license agreement printed on the package. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company has licensed the source code of its products to certain customers under certain circumstances and for restricted uses. The Company has also entered source code escrow agreements with a number of its customers that generally require release of source code to the customer in the event of the Company's bankruptcy, liquidation or otherwise ceasing to conduct business. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

       The Company is not aware that any of its software product offerings infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

       As of December 31, 1997, the Company and its subsidiaries had 3,489 regular employees worldwide, including 2,102 in sales, marketing and support; 941 in research and development; 69 in operations and 377 in administration and finance. Of the Company's total employees at December 31, 1997, approximately 1,447 were located outside North America. None of the Company's U.S. employees are represented by a labor union. A small number of employees located outside of the United States are represented by labor unions, and the degree and scope of representation varies from country to country. The Company has not experienced any work stoppages either domestically or internationally.

       Since the first quarter of fiscal 1997, the Company has experienced a significant number of voluntary resignations and has taken selective actions to reduce the number of employees in certain functional areas. The Company had 3,489 employees at December 31, 1997, compared to 4,491 at December 31, 1996. In fiscal 1997, the Company experienced high attrition rates in its product development and sales groups and has had trouble attracting qualified replacement personnel. The competition for employees in the software industry is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has experienced difficulty in locating candidates with appropriate qualifications and believes that recent financial and business developments at the Company have made recruitment more difficult.

ITEM 2. PROPERTIES

       The Company's headquarters and its principal marketing, finance, sales, administration, customer service and research and development operations are located in five buildings in a corporate office park in Menlo Park, California. The Company currently leases approximately 214,000 square feet of space in these buildings. The leases for space in two of these buildings expire in September 2001. The leases for spaces in the remaining three of the buildings were recently renewed for an additional five year term expiring in March 2003. In addition, the Company leases space totalling approximately 33,000 square feet in two additional buildings in close proximity. These leases expire in May 1998 and October 2000. The Company anticipates renewing the lease expiring in May 1998 at prevailing market rates.

       In addition, certain of the Company's research and development facilities, a portion of its customer service organization, its principal domestic manufacturing facility and its telemarketing organization are located in a 134,000 square foot facility in Lenexa, Kansas. The buildings are leased to the Company under a lease expiring in April 2003, subject to renewal for up to two additional five year terms. The Lenexa, Kansas facility was leased to the Company by a partnership of which the Company held a 50% partnership interest. The Company entered an agreement to sell 49.9% of its interest in the partnership to the other partner. Such sale closed in the first quarter of fiscal 1998. The Company also leases office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. The Company believes that its current facilities are adequate to meet its needs through the next twelve months.

       Some of the research and development operations for the Company's tools products and a portion of customer service and sales training are located in Oakland, California. The Company leases approximately 130,000 square feet at this site, and the lease expires in May 2003. The Company also leases 47,276 square feet in Portland, Oregon, primarily for its research and development group. The lease on approximately one-half of this space expires on October 31, 1998. The lease on the remaining space expires in March 2000.

       In December 1996, the Company announced plans to relocate its corporate headquarters from the Menlo Park facilities to a new corporate campus in Santa Clara, California. In January 1997, the Company entered into a two-year lease for 27 acres of undeveloped commercial real estate in Santa Clara, which was intended to be used for construction of the new headquarters facility. The Company also obtained an option to purchase the land for $61.5 million. In order to secure performance of its obligations under the lease, the Company pledged $61.5 million in cash collateral to the lessor. In April 1997, the Company exercised its option to purchase the land, and in December 1997 completed the sale of the real estate for net proceeds of approximately $59.3 million. In addition, in November 1996, the Company had leased approximately 200,000 square feet of office space in Santa Clara on property located adjacent to the 27 acre undeveloped parcel. In December 1997, the Company assigned its rights under such lease agreement to an unrelated third party, although the Company remains contingently liable for the lease payments thereunder.

ITEM 3. LEGAL PROCEEDINGS

ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

       Beginning on or about April 16, 1997, a total of 24 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP, the Company's independent auditors and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Of the 24 complaints, 22 have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during the purported class period; the alleged class periods in the different complaints vary according to the date on which the complaints were filed. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron
(Mike) Saranga, Steven R. Sommer, Michael R. Stonebraker and Edwin C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint is set to be filed on April 3, 1998, and defendants will file a response to that consolidated, amended complaint shortly thereafter. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

       The existing federal court complaints allege that the Company, the Named Individual Defendants and Ernst & Young issued false or misleading statements in the Company's filings with the Commission, press releases, statements to securities analysts and other public statements regarding its financial results and business prospects. The alleged class periods vary among the complaints; the longest class period extends from February 7, 1995 through November 18, 1997. In particular, plaintiffs allege that defendants overstated the Company's revenue and earnings during the time period by improperly recognizing revenue from sales of software licenses. All of these actions allege that the defendants' false and misleading statements violate section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints further allege that the Named Individual Defendants sold the Company's Common Stock while in the possession of adverse material non-public information. The existing complaints, in general, do not specify the amount of damages that plaintiffs seek.

       Defendants have not filed any answers, motions to dismiss or other responsive pleadings in the federal action. Until plaintiffs in IN RE INFORMIX CORPORATION SECURITIES LITIGATION file their consolidated, amended complaint, defendants are unable to specify their factual defenses in that action.

       On or about March 19, 1998, a complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization

(the "Illustra Agreement"). The members of the purported class in WILLIAMS are included within the definition of the class purportedly represented in the IN RE INFORMIX CORPORATION SECURITIES LITIGATION action also pending in the Northern District of California. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects.

       Three purported securities class actions containing allegations similar to the federal actions were filed in the Superior Court of the State of California, County of San Mateo between May 19, 1997 and August 25, 1997. Those actions, captioned RILEY V INFORMIX CORPORATION ET AL., DAYANI V. INFORMIX CORPORATION ET AL., AND GOLDSTEIN V. WHITE ET AL., contained factual allegations nearly identical to the allegations set forth in the federal court complaints. The Superior Court has consolidated these actions and has appointed lead plaintiffs' counsel. By stipulation, plaintiffs filed a consolidated, amended complaint on December 23, 1997. The state court consolidated, amended complaint names as defendants the Company, Ernst & Young and the Named Individual Defendants. The claims in the consolidated amended state complaint arise under California securities, fraud and unfair business practices statutes.

       The state court consolidated, amended complaint alleges that the defendants issued false financial statements which were not prepared in conformity with Generally Accepted Accounting Principles for fiscal years 1996, 1995 and 1994, materially overstating the Company's revenue. Plaintiffs allege that defendants recorded as revenue approximately $300 million from software license sales which should not have been recorded because INTER ALIA, revenue was recognized on sales to resellers before end-users were identified; revenue was recognized in circumstances where customers had rights of return or cancellation; and the Company recognized revenue from barter transactions in which the Company allegedly exchanged software licenses for products that had no value to the Company. Plaintiffs further allege that while the Company's stock price was artificially inflated due to the overstatement of revenue, the defendants used the Company's stock to make corporate acquisitions, and the Named Individual Defendants sold stock while in possession of material adverse non-public information. The alleged class period in the state court consolidated, amended complaint is February 7, 1995 through November 18, 1997.

       Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. The hearing on defendants' demurrers is set for May 5, 1998. The Company will not file an answer in this action unless the Court overrules the pending and any subsequent demurrers. Further, the Company is not in a position to state its factual defenses to the consolidated, amended complaint until the Court rules upon the pending and any subsequent demurrers.

DERIVATIVE ACTIONS

       The Company also has been named as a nominal defendant in eight derivative actions, purportedly brought on its behalf, filed in the Superior Court of the State of California, County of San Mateo. The Court has appointed lead plaintiff's counsel in all of these derivative actions, and the cases have been consolidated under the caption IN RE INFORMIX CORPORATION DERIVATIVE LITIGATION. The consolidated, amended complaint alleges that, based upon the facts alleged in the federal and state securities class actions, defendants breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company's Common Stock, engaged in insider trading in violation of California law and published false financial information in violation of California law. The consolidated, amended complaint names as defendants Ernst & Young, the Named Individual

Defendants and Albert F. Knorp, Jr., James L. Koch, Thomas A. McDonnell and Cyril J. Yansouni, non-management directors of the Company. The plaintiff seeks unspecified damages on the Company's behalf from each of the defendants. On December 18, 1997, plaintiffs served their first amended, consolidated derivative complaint.

       The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. The hearing on the Company's demurrers, which, if granted, would be dispositive, is set for March 19, 1998. The defendants' demurrers are scheduled for hearing on May 5, 1998. The Company will not file an answer in this action unless the Court overrules the pending or any subsequent demurrer. Further, the Company is not in a position to state its factual defenses to the consolidated, amended complaint until the Court rules upon the pending demurrer. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

INDEMNIFICATION AGREEMENTS AND LIABILITY INSURANCE

       Pursuant to Delaware law, the Company's Certificate of Incorporation, its Bylaws and the indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. These indemnification obligations require the Company to indemnify its current and former officers and directors for any suit or other proceeding, threatened or actual, whether civil, criminal, administrative, investigative, appellate or any other type of proceeding, that arises as a result of any act or omission in the indemnitee's capacity as an officer or director of the Company to the fullest extent permitted under Delaware or any other applicable law. The indemnification extends to any and all expenses (including but not limited to attorneys' fees and costs, and any other out-of-pocket expense) and/or liabilities of any type (including but not limited to judgments, fines, excise taxes or penalties under the Employee Retirement Income Security Act ("ERISA"), and amounts paid in settlement) reasonably incurred in connection with the investigation, defense, settlement or appeal of such proceedings. The obligation to provide indemnification does not apply if the indemnitee is adjudicated to be liable for fraudulent or criminal conduct.

       The Company has purchased directors' and officers' liability insurance to reimburse it for the costs incurred in connection with its indemnification obligations described above. For the period from August 1996 to August 1997, the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place three directors and officers liability insurance policies (the "1996 and 1997 D&O Policies"), each providing $5 million in coverage for an aggregate of $15 million. The primary policy and first excess policy were issued by Lloyds of London. The second excess policy was issued by Admiral Insurance Company. The insurance carriers have taken the position that litigation filed after the policy periods of the 1996 and 1997 D&O Policies but arising from the same facts and circumstances as claims filed during the period from August 1996 to August 1997, "relates back" to the 1996 and 1997 D&O Policies. Thus, the issuance carriers assert that actions filed after August 1997 do not implicate coverage under the Company's D&O insurance policies for the period August 1997 to August 1998 (the "Current D&O Policies"). The Current D&O Policies provide aggregate coverage of $20 million, subject to various exclusions, including claims relating to the restatement of the Company's financial statements. The 1996 and 1997 D&O Policies provide that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former officers and directors are allocable to the individuals' defense and, thus, are covered by the policy. However, the 1996 and 1997 D&O Policies do not provide any separate coverage for the Company. Moreover, the Company does not have separate insurance to cover the costs of its own defense or to cover any liability for any claims asserted against it. The Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

       In addition, in July 1997, the Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

ILLUSTRA ESCROW

       In January 1997, pursuant to the Illustra Agreement, Informix made a claim to certain shares held in an escrow fund. In response, the Illustra shareholders have claimed that the Company wrongfully caused these shares to be retained in escrow, thereby harming the Illustra shareholders. The Illustra securities holders have filed a demand for arbitration with the private arbitration service agreed upon by the parties to the Illustra Agreement; however, at present, no litigation or arbitration proceedings have been commenced with respect to the Illustra escrow. In March 1998, a complaint was filed against the Company on behalf of former Illustra shareholders alleging securities and common law fraud and misrepresentation causes of actions. See "--Actions Arising Under Federal and State Securities Laws."

GENERAL

       The pending federal and state securities actions are in the early stages of discovery. Consequently, at this time it is not reasonably possible to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation can be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's results of operations. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reduce the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the National Market of The Nasdaq Stock Market under the symbol "IFMX." The following table lists the high and low closing sales prices of the Company's Common Stock for the periods indicated.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDING DECEMBER 31, 1998:
  First Quarter (through March 30, 1998).......................................................  $    8.84  $    5.28
FISCAL YEAR ENDING DECEMBER 31, 1997:
  Fourth Quarter...............................................................................  $    8.03  $    4.06
  Third Quarter................................................................................      12.20       6.28
  Second Quarter...............................................................................      15.13       6.78
  First Quarter................................................................................      24.00      15.25
FISCAL YEAR ENDED DECEMBER 31, 1996:
  Fourth Quarter...............................................................................  $   28.63  $   17.63
  Third Quarter................................................................................      30.25      20.31
  Second Quarter...............................................................................      26.88      18.38
  First Quarter................................................................................      35.88      26.38

       At December 31, 1997, there were approximately 3,800 stockholders of record of the Company's common stock, as shown in the records of the Company's transfer agent.

DIVIDEND POLICY

       The Company has never declared or paid cash dividends on its Common Stock. The Company expects to retain future earnings, if any, for use in the operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The holders of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend accrual of $2.5 million. As of December 31, 1997, aggregate accrued, but unpaid, dividends of approximately $301,000 were owed to the holders of the Series B Preferred. The dividend is generally payable upon the conversion or redemption of the Series B Preferred and may be paid in cash or, at the Company's election and subject to certain conditions, in shares of Common Stock. In addition, the Certificate of Designation of the Series B Preferred prohibits the Company from paying any dividend or other distribution on any security ranking junior to the Series B Preferred. The Company's Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred") is senior to the Series B Preferred. In the event the Company fails to satisfy certain contractual obligations under the agreements pursuant to which the Series A-1 Preferred was issued, the holders of the Series A-1 Preferred are entitled to a 15% annual dividend on the face value of each share of Series A-1 Preferred which would, based on 160,000 shares of Series A-1 Preferred outstanding as of December 31, 1997, result in an aggregate annual dividend of $6.0 million, payable quarterly in cash for so long as the Company is in breach of such obligations. As of the date of this report, there were no shares of Series A-1 Preferred outstanding. However, Fletcher International Limited ("Fletcher") holds a presently exercisable warrant to purchase up to 80,000 shares of Series A-1 Preferred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

RECENT SALES OF UNREGISTERED SECURITIES

       The Company has issued and sold the following unregistered securities during the period covered by this report which have not previously been reported in the Company's quarterly reports on Form 10-Q:

       1. On August 12, 1997, pursuant to a Subscription Agreement dated of even date (the "Subscription Agreement"), the Company sold 160,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for aggregate gross proceeds of $40,000,000 to Fletcher. The Series A Preferred was convertible into shares of Common Stock at any time after issuance and would have automatically converted into Common Stock 18 months following the date of its issuance by the Company. At the holder's option, each share of Series A Preferred, which had a face value of $250, was convertible into Common Stock at a per share price equal to 101% of the Common Stock average price for the 30 trading days ending five trading days prior to the conversion, but not greater than the lesser of (i) 105% of the Common Stock average price of the first five trading days of such 30 day period, or (ii) $12. The number of shares of Common Stock to be issued upon conversion varied based on future stock price movements. In connection with the sale of the Series A Preferred, the Company issued a warrant to purchase up to 140,000 shares of its Series A Preferred (the "Series A Warrant") to Fletcher with an aggregate purchase price of $35,000,000. The Series A Warrant was generally exercisable from and after August 13, 1997 to and including February 15, 1998, with a provision for extension of the warrant exercise period under certain circumstances.

       2. On November 17, 1997, pursuant to an amendment to the Subscription Agreement, the Registrant issued 160,000 shares of its Series A-1 Preferred to Fletcher in exchange for the cancellation of the Series A Preferred that had been issued in August 1997. The Series A-1 Preferred is generally convertible according to the same terms as the Series A Preferred described above. In connection with the issuance of the Series A-1 Preferred, the Company issued a warrant to purchase up to 140,000 shares of its Series A-1 Preferred to Fletcher with an aggregate purchase price of $35,000,000 in exchange for the cancellation of the Series A Warrant (the "Series A-1 Warrant"). The Series A-1 Warrant is generally exercisable from its date of issuance until April 15, 1999, with a provision for extension of the warrant exercise period under certain circumstances.

       3. On November 19, 1997, pursuant to a Securities Purchase Agreement dated November 17, 1997, the Company sold 50,000 shares of newly authorized Series B Preferred for aggregate gross proceeds of $50,000,000 to an investor group led by an affiliate of Credit Suisse First Boston. Upon conversion of the Series B Preferred, the Company is required to issue a warrant to acquire a number of shares equal to 20% of the shares of Common Stock issued upon the conversion of the Series B Preferred but no less than 1,300,000 shares, together with an additional increment of warrants to purchase 200,000 shares of Common Stock (collectively, the "Series B Warrants"). The Series B Warrants may be exercised until 2002. In connection with the sale of the Series B Preferred, the Company issued 100,000 shares of its Common Stock to The Shemano Group, a financial advisor to the Company ("Shemano"). In addition, the Company agreed to issue Shemano a warrant to purchase up to 50,000 shares of the Company's Common Stock if the closing sales price of the Company's Common Stock as reported on The Nasdaq Stock Market on May 17, 1998 does not exceed $12.50.

       4. On February 13, 1998, Fletcher exercised the Series A-1 Warrant in part and the Company issued 60,000 shares of Series A-1 Preferred (the "Series A-1 Warrant Stock") to Fletcher for aggregate gross proceeds of $15.0 million. In addition, pursuant to the Subscription Agreement, Fletcher converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of the Company's Common Stock.

       The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation S under the Securities Act, Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Section 3(a)(9) of the Securities Act as transactions by an issuer not involving a public offering or as an exchange of securities of the Company with existing security holders where no commission or other renumerator is paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Registrant.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY (1)

                                                                        YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                        1997(2)       1996        1995        1994        1993
                                                      -----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues........................................  $   662,298  $  727,849  $  632,770  $  451,969  $  353,115
Net income (loss)...................................     (356,867)    (73,565)     38,600      48,293      54,989
Net income (loss) per common share
  Basic.............................................  $     (2.36) $    (0.49) $     0.27  $     0.35  $     0.42
  Diluted...........................................  $     (2.36) $    (0.49) $     0.26  $     0.34  $     0.40
Retained earnings (accumulated deficit).............  $  (280,046) $   78,723  $  154,098  $  115,668  $   86,484
Total assets........................................      563,244     881,998     682,445     447,769     328,001
Long-term obligations...............................        6,311       2,359       2,846         892         451

------------------------

The Company has not paid and does not anticipate paying cash dividends on its Common Stock. The Company is obligated to pay a cumulative dividend on its outstanding Series B Preferred. The dividend accumulates at an annual rate of 5% of the face value of the outstanding Series B Preferred and is generally payable upon conversion. See "Market for Registrant's Common Equity and Related Stockholder Matters--Dividend Policy" and "Factors That May Affect Future Results--Risks Associated with Preferred Stock Financings."

(1) See Note 1 to Consolidated Financial Statements for information concerning the Company's restatement of its financial statements. All financial data in the table above as of and for fiscal 1996, 1995 and 1994 presented reflect such restatement.

(2) In fiscal 1997, the Company recorded a restructuring charge of $108.2 million, a write-down of certain assets in Japan of $30.5 million and a write-down of capitalized software of $14.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS ITEM 7 AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

       The Company is a leading multinational supplier of information management software. It derives license revenues principally from licensing its RDBMS software and derives service revenues from providing technical product support and product updates and consulting and training services to customers. The Company's products are sold directly to end-users and indirectly through application resellers, OEM's and distributors.

       In the first quarter of fiscal 1997, the Company experienced a substantial shortfall in license revenues compared to forecasts, resulting in a substantial loss for that quarter. The shortfall in revenue was due to slow growth in demand for RDBMS products as well as the Company's inability to close a number of sales transactions that management anticipated would close by quarter's end, particularly in Europe.

       As a result of the shortfall in license revenues for the first quarter of fiscal 1997, the Company, in the second quarter and again in the third quarter of fiscal 1997, initiated an internal restructuring of its operations intended to reduce operating expenses and improve the Company's financial condition. These restructurings included selective reductions in headcount and leased facilities and the downsizing, elimination or conversion into solution labs of the Company's planned Information Superstores. Costs associated with the restructurings totaled approximately $108.2 million and had a material adverse effect on the Company's results of operations for fiscal 1997. In addition, the Company issued newly designated series of Preferred Stock in two financing transactions which resulted in aggregate net proceeds of $87.6 million to the Company (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred) and entered into a senior secured credit facility agreement with available proceeds of up to $75.0 million, of which the Company was eligible to borrow $47.0 million at December 31, 1997, based on certain eligibility criteria. See "Recent Sales of Unregistered Securities" and "--Liquidity and Capital Resources."

       In August 1997, the Company announced that it had become aware of errors and irregularities that affected the timing and the dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996. These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenues from these transactions that were recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions to the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers, except for those licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. In addition, amounts received from resellers or financial institutions as prepayments of software license fees in advance of revenue recognition should be recorded as advances on unearned license revenue. The financial review undertaken by the Company resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997.

       In connection with the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. To address the material weakness represented by these conditions, the Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's revenue recognition policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to help implement such policies, changing the Company's corporate and regional accounting and reporting structure and re-establishing the internal audit function reporting to the Company's Board of Directors.

       As a result of the restatement, total revenues were reduced from amounts previously reported by $211.5 million from $939.3 million as originally reported to $727.8 million, by $81.4 million from $714.2 million as originally reported to $632.8 million, and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995 and 1994, respectively. The restatement also resulted in an increase in revenues of $15.5 million from $133.7 million as originally reported to $149.2 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances on unearned license revenue" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996.

       The Company's public announcement of the pending restatement, delays in reporting operating results for the second and third quarters of fiscal 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition adversely affected the Company's ability to sell its products in fiscal 1997. The financial restatement has now been completed, its results have been publicly disclosed and the Company is current with respect to its public reporting obligations. In addition, the Company believes that it has effectively controlled its operating expenses and significantly improved its financial condition. Nevertheless, adverse market conditions, including significant competitive pressures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects, may continue to have an adverse effect on the Company's ability to sell its products and results of operations.

FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       The following table sets forth operating results as a percentage of net revenues for the three years ended December 31, 1997, respectively.

                                                                                      YEARS ENDED DECEMBER
                                                                                               31,
                                                                                      ---------------------
                                                                                      1997    1996    1995
                                                                                      -----   -----   -----
                                                                                         PERCENT OF NET
                                                                                             REVENUE
                                                                                      ---------------------
Net revenues:
  Licenses..........................................................................   57%     68%     72%
  Services..........................................................................   43      32      28
                                                                                      -----   -----   -----
      Total net revenues............................................................  100     100     100
Cost and expenses:
  Cost of software distribution.....................................................   10       6       6
  Cost of services..................................................................   25      20      14
  Sales and marketing...............................................................   63      57      48
  Research and development..........................................................   21      16      14
  General and administrative........................................................   13       9       8
  Write-off of goodwill and long-term assets........................................    5      --      --
  Write-off of acquired research and development....................................    1      --      --
  Restructuring charges.............................................................   16      --      --
  Merger expenses...................................................................   --       1      --
                                                                                      -----   -----   -----
      Total expenses................................................................  154     109      90
                                                                                      -----   -----   -----
Operating income (loss).............................................................  (54)     (9)     10
                                                                                      -----   -----   -----
Net income (loss)...................................................................  (54)%   (10)%     6%
                                                                                      -----   -----   -----
                                                                                      -----   -----   -----

       Informix's operating results for fiscal 1997 were significantly below the prior year due to decreases in license revenue and increases in costs and expenses. Revenue declined 9% for fiscal 1997 in comparison to fiscal 1996. Revenue declined 9%, 7%, 9% and 2% in North America, Asia/Pacific, Europe and Latin America, respectively. The increase in operating expenses reflects continued expansion of product and customer support organizations through the early months of fiscal 1997 as well as incremental legal and audit expenses related to the stockholder lawsuits and the restatement process, charges of $30.5 million related to the Company's Japanese operations, $108.2 million for restructuring charges, $14.7 million for write-down to net realizable value of previously capitalized software costs and $7.0 million for a write-off of acquired research and development during the period. The lower revenues combined with increased operating costs resulted in an operating loss of $357.3 million for the year. See "Legal Proceedings," "--Cost of Software Distribution," "--Write-off of Acquired Research and Development," "--General and Administrative Expenses" and "--Restructuring Charges."

       Informix's operating results were affected negatively in fiscal 1996 as a result of operating expenses growing more rapidly than revenues. Informix continued to invest heavily in personnel in the areas of sales, marketing and customer service and research and development and incurred integration expenses and fees associated with the acquisition in February 1996 of Illustra. In December 1996, Informix began shipping its Universal Server product. Informix incurred significant marketing expenses in connection with the initial announcement and launch of the Universal Server in fiscal 1996. These development, integration and marketing expenses adversely affected Informix's operating margins in fiscal 1996.

REVENUES

       The Company derives revenues from licensing its software and providing post-license technical product support and updates to customers and from consulting and training services. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenues consist of customer telephone or direct support, product update rights, consulting and training fees. Total net revenues were $662.3 million, $727.8 million and $632.8 million for fiscal 1997, 1996 and 1995, respectively. Between December 31, 1996 and 1997, total net revenues decreased by 9% or $65.5 million, primarily as a result of a substantial decrease in license revenues, partially offset by an increase in service revenues. Between December 31, 1995 and 1996, total net revenues increased by 15% or $95.1 million.

    LICENSE REVENUES

       The Company sells its products directly to end-users as well as through resellers, including OEM's, distributors and VAR's. During fiscal 1996, the Company increased the focus on its reseller channels to establish partnerships with hardware and application vendors in order to utilize their sales force, obtain access to their installed base of customers and benefit from their consulting and systems integration organizations. The Company recognizes license revenue from resellers, except for those sold and billed on a per copy basis, when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. License revenues accounted for 57%, 68% and 72% of total revenues in fiscal 1997, 1996 and 1995, respectively. The year-to-year declines in license revenues as a percentage of total revenues reflect the fact that service revenues have grown at a faster pace than license revenues, and that license revenues declined substantially in fiscal 1997.

       License revenue declined by 24% to $376.6 million for fiscal 1997 from $496.0 million for fiscal 1996. In the first quarter of fiscal 1997, license revenues decreased 43% compared to the fourth quarter of fiscal 1996. This decrease was primarily due to slow growth in demand for RDBMS products as well as the Company's inability to close a number of sales transactions that management anticipated would close by quarter's end, particularly in Europe. In the second quarter of fiscal 1997, license revenue increased 27% compared to the first quarter, principally as a result of stronger product license sales in North America. In the third quarter of fiscal 1997, license revenues decreased 29% compared to the second quarter. The decrease in the third quarter was attributable to a significant extent to decreased product license sales in Europe and Latin America and customer uncertainties resulting from the Company's announcement of the restatement of its financial statements in August 1997 and restructuring activities in September 1997. During the fourth quarter of fiscal 1997, license revenues increased 36% as compared to the third quarter of fiscal 1997. The increase in the fourth quarter of fiscal 1997 was principally due to increased license sales in Europe and Latin America, which the Company believes was due to improved customer confidence about the Company and its financial condition following the announcement of its restated financial statements.

       The Company does not believe that the decrease in license revenue in fiscal 1997 compared to fiscal 1996 reflects a reduced acceptance of the Company's products or a reduced competitive advantage of its products. The Company believes that this decrease was primarily attributable to the slowing growth in the market for RDBMS products and customer uncertainty about the Company's financial condition and viability, due to the Company's operating losses in the first three quarters of fiscal 1997, the announcement of the restatement, the delays in reporting operating results for the second and third quarters of fiscal 1997, the threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, and the Company's actions to restructure operations and reduce operating expenses. In addition, the Company experienced a significant turnover in senior management sales positions during 1997, which adversely affected sales. During the fourth quarter of fiscal 1997, the Company filled certain key sales positions through new hires, internal promotion and reorganization of its sales force.

       License revenues increased 8% to $496.0 million for fiscal 1996 from $458.3 million for fiscal 1995. The license revenue growth during fiscal 1996 reflects an increase in sales of the Company's server products, particularly the Company's flagship database server, OnLine Dynamic Server, partially offset by a decrease in license revenues from its database tool products. The increase in server product revenues during fiscal 1996 reflected continued acceptance of the Company's server products. The Company believes that the RDBMS industry has benefited from market acceptance of UNIX, Windows, Windows NT and other open operating environments and trends to downsize from large proprietary computer systems. The Company believes that the decline in license revenues derived from its database tool products is primarily the result of competitive product offerings from other companies.

       At December 31, 1997, 1996 and 1995 licenses not resold by resellers representing approximately $180.0 million, $239.5 million and $83.6 million, respectively, were recorded as advances on unearned license revenues and had not been recognized as earned revenue. Licenses originally recorded as advances on unearned license revenue representing approximately $64.8 million, $58.2 million and $34.2 million were sold through reseller channels to end users during fiscal 1997, 1996 and 1995, respectively, and recognized as earned revenue. The Company estimates that approximately $50 to $70 million of the advances on unearned license revenues of $180.0 million at December 31, 1997 will be sold through to end-users during fiscal 1998. Nevertheless, there can be no assurances that such licenses will be resold. If the underlying license agreements expire and are not renewed prior to resellers' selling all licenses to end users and the Company has no remaining obligations, the remaining revenue relating to customers' advances will be recognized in the quarter following the expiration of the reseller license agreements.

       The Company's license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, these transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportional amount of the Company's license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. The Company expects that these types of transactions and the resulting fluctuations will continue.

       The Company is currently unable to forecast whether the decreases in license revenue experienced in fiscal 1997 will continue in fiscal 1998. During 1997, substantial uncertainty existed about the Company's business and financial condition. The Company believes that various actions taken by the Company during 1997 have substantially improved its financial condition. See "--Restructuring Charges" and "--Liquidity and Capital Resources." Nevertheless, adverse market conditions, including significant competive pressures and ongoing customer uncertainty about the Company's financial condition and business prospects, could continue to have an adverse effect on license revenues and results of operations.

    SERVICE REVENUES

       Service revenues increased 23% to $285.7 million for fiscal 1997 from $231.8 million for fiscal 1996. Service revenues increased 33% to $231.8 million for fiscal 1996 from $174.5 million for fiscal 1995. Service revenues accounted for 43%, 32% and 28% of total revenues in fiscal 1997, 1996 and 1995, respectively. As the Company's products become more complex, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. Service revenues are comprised of maintenance, consulting and training revenues. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars reflects the growth in the Company's installed base and strategic focus on providing consulting services for its customers. The year-to-year increases in service revenues as a percentage of total revenues reflect the fact that service revenues have continued to grow while license revenues declined substantially in fiscal 1997.

       Revenue derived from post-contract technical support and fees for software updates increased 18% to $188.1 million in fiscal 1997 from $159.5 million in fiscal 1996 and 31% in fiscal 1996 from $121.9 million in fiscal 1995. This increase is attributable principally to maintenance contracts for new license sales in each year as well as the renewal of existing maintenance contracts. In the event the

Company continues to experience substantial declines in license revenue, such declines would be expected to have an adverse effect on growth in service revenues.

       Consulting and training revenues increased 35% to $97.6 million in fiscal 1997 from $72.3 million in fiscal 1996 and 38% in fiscal 1996 from $52.6 million in fiscal 1995. The growth in the consulting and training practice was driven by increased demand for consulting services primarily in North America and in Europe. Some significant one-time large consulting contracts were also executed in fiscal 1997 and contributed to the significant increase of consulting revenues year over year. There can be no assurances that similar one-time large consulting contracts will be entered into in future periods. Failure to secure such contracts may have an adverse impact on the growth of service revenues.

    GEOGRAPHIC DISTRIBUTION

       The Company's distribution markets are organized into four general markets: North America; Europe, the Middle East and Africa; Latin America; and the Asia/Pacific region, including Japan. The North America, Europe, Latin America and Asia/Pacific organizations contributed 46%, 34%, 8% and 12% of the Company's net revenues, respectively, in fiscal 1997, compared to 46%, 34%, 7% and 13%, respectively, in fiscal 1996 and 45%, 36%, 6% and 13%, respectively, in fiscal 1995.

       Approximately 54%, 54% and 55% of Informix's net revenues were derived from sales to foreign customers in fiscal 1997, 1996 and 1995, respectively. Informix expects that foreign revenues will continue to provide a significant portion of total revenues. However, changes in foreign currency exchange rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. In Europe and Asia/Pacific most revenues and expenses are now denominated in local currencies. The U.S. dollar strengthened in fiscal 1997 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, compared with the prior year periods. Although the Company has also increased its direct presence in Latin America, a significant percentage of this region's revenue is still denominated in U.S. dollars. Although the effect was not significant in fiscal 1997, the Company has in the past experienced significant currency fluctuations in Mexico, and to a lesser extent, other Latin American countries, and expects such fluctuations may occur in the future. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. In addition, the current continued weakness observed in Asian currencies may result in reduced revenues from the countries affected by this condition, thus having a negative impact on the overall performance of the Company.

    CONCURRENT TRANSACTIONS

       Principally during fiscal 1996, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services. These concurrent transactions in fiscal 1996 included license agreements of approximately $170.0 million and a commitment by the Company to acquire goods and services in the aggregate of approximately $130.0 million. Concurrent transactions in 1997 included license agreements of approximately $21 million and a commitment by the Company to acquire goods and services in the aggregate of approximately $50 million. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

COST OF SOFTWARE DISTRIBUTION

                                                                         1997      CHANGE      1996       CHANGE       1995
                                                                       ---------  ---------  ---------  -----------  ---------
                                                                                        (DOLLARS IN MILLIONS)
Manufactured cost of software distribution...........................  $    26.9      (16)%  $    32.2         26%   $    25.6
Percentage of license revenue........................................         7%                    6%                      6%
Amortization of capitalized software.................................  $    21.4        47%  $    14.6         21%   $    12.0
Percentage of license revenue........................................         6%                    3%                      3%
Write-down to net realizable value...................................  $    14.7       N.M.         --        N.M.          --
Percentage of license revenue........................................         4%
Total cost of software distribution..................................  $    63.0        35%  $    46.8         24%   $    37.6
Percentage of license revenue........................................        17%                    9%                      8%

------------------------

N.M. = Not meaningful

       Cost of software distribution increased to $63.0 million for fiscal 1997 from $46.8 million and $37.6 million for fiscal 1996 and 1995, respectively. Software distribution costs consist primarily of (i) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third-party royalties and (ii) amortization of previously capitalized software development costs including adjustments to the carrying value of such capitalized costs based on changes to the Company's estimates of the net realizable value of related products.

       Excluding amortization and the write-down to net realizable value of previously capitalized software development costs, cost of software distribution as a percentage of license revenue was 7% for fiscal 1997 and 6% for both fiscal 1996 and 1995. In the future, the cost of software distribution as a percentage of revenue may vary depending upon the extent to which the product is reproduced by the Company or by its customers.

       Amortization of capitalized software costs commences the quarter following product introduction. Capitalized software amortization increased 47% to $21.4 million for fiscal 1997 from $14.6 million for the prior year period. The increase in amortization of capitalized software in absolute dollars and as a percentage of net revenues is due to the release of the Company's Universal Server products in the fourth quarter of fiscal 1996. The absolute value of amortization of capitalized software will vary period to period as new products are released and other products become fully amortized.

       Amortization of capitalized software increased 21% in fiscal 1996 compared to fiscal 1995 due to the release of several products in the latter half of fiscal 1995 and 1996. The absolute value of amortization of capitalized software will vary from quarter to quarter as new products are released and other product development costs become fully amortized.

       The write-down to net realizable value of $14.7 million during the first quarter of fiscal 1997 was due to the Company's acquisition of CenterView Software, Inc. ("CenterView") and the related announcements of its revised tool strategy. In accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," a net realizable value test was performed on certain of the Company's database tool products and resulted in a write-down of $14.7 million of previously capitalized software costs. In addition to this write-down, the Company recorded separately a $7.0 million charge for write-off of Acquired Research and Development in connection with the Company's acquisition of CenterView. See "--Write-off of Acquired Research and Development."

COST OF SERVICES

       Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services increased 15% to $166.9 million for fiscal 1997 from $144.9 million for fiscal 1996. Cost of services increased 58% to $144.9 million for fiscal 1996 from $91.5 million for fiscal 1995. The overall growth in cost of services of 15% between fiscal 1996 and 1997 is consistent with the 23% growth in service revenues over the same period. The cost of services increased significantly in fiscal 1996 as the Company substantially expanded its consulting practice in the United States and Europe as well as its technical support organization in order to provide customer assistance for the Online Dynamic Server product line. Cost of services decreased as a percentage of service revenues to 58% for fiscal 1997 compared to 62% for the same period in 1996. During fiscal 1997, gross margins increased relative to both support revenue and consulting/training revenue, particularly in the third and fourth quarters of that year. The Company believes that the increased margins during fiscal 1997 were principally attributable to more efficient delivery of services. The increase in cost of services in fiscal 1996 in absolute dollars and as a percentage of net revenues compared to the prior year is primarily due to the Company's expansion of consulting and support service capabilities as products have become more complex.

SALES AND MARKETING EXPENSES

       Sales and marketing expenses increased less than 1% to $417.2 million for fiscal 1997 from $413.7 million for fiscal 1996. Sales and marketing expenses increased 37% to $413.7 million for fiscal 1996 from $301.9 million for fiscal 1995. As a percentage of revenues, sales and marketing expenses increased to 63% in fiscal 1997 from 57% in fiscal 1996, due to a reduction in net revenues. As a percentage of revenues, sales and marketing expenses increased to 57% in fiscal 1996 from 48% in fiscal 1995, due to significant increases in sales and marketing personnel and marketing programs starting in late 1996.

       During the late months of fiscal 1996 and in the early months of fiscal 1997, there were significant increases in personnel and expenses as the Company continued to expand its sales force for anticipated license revenue growth and continued to implement various marketing programs, including its Information Superstore program. The Information Superstore program, which was launched in fiscal 1996 and through the early months of 1997, resulted in increased depreciation expense due to the fixed asset purchases related to the program. The slight increase in sales and marketing expense in fiscal 1997 in absolute dollars compared to fiscal 1996 was a result of continued increased expenses in the early months of fiscal 1997, offset by a significant reduction in overall sales and marketing expenses in the second half of fiscal 1997 in connection with the restructuring plan executed by the Company.

       Due to the significant revenue shortfall in the first quarter of fiscal 1997, the Company executed internal restructuring plans in the second quarter and again in the third quarter, which included reducing headcount, consolidating facilities and operations, and downsizing, eliminating or converting Information Superstores into solution labs managed by the Company's consulting practice. The Company had significantly lower sales and marketing costs in the fourth quarter of fiscal 1997 as a result of these measures. In the fourth quarter of fiscal 1997, sales and marketing expenses were reduced to $69.3 million. Costs in the fourth quarter of fiscal 1997 were 43% lower than the prior year quarter and 32% lower than the third quarter of fiscal 1997.

       The significant increase in sales and marketing expenses in fiscal 1996 in absolute dollars compared to fiscal 1995 was a result of the addition of new sales offices and sales personnel worldwide as the Company expanded its worldwide sales organization, the opening of new foreign offices, higher commission expense associated with the increase of revenues prior to the restatement and increased marketing programs associated with new product launches.

RESEARCH AND DEVELOPMENT EXPENSES

                                                                      1997      CHANGE      1996       CHANGE       1995
                                                                    ---------  ---------  ---------  -----------  ---------
                                                                                     (DOLLARS IN MILLIONS)
Incurred product development expenditures.........................  $   161.1         8%  $   148.6         44%   $   103.1
Expenditures capitalized..........................................       21.8      (23)%       28.4         62%        17.5
Research and development expenses.................................  $   139.3        16%  $   120.2         40%   $    85.6
Expenditures capitalized as a percentage of incurred..............        14%                   19%                     17%

       Research and development expenses increased 16% to $139.3 million for fiscal 1997 from $120.2 million for fiscal 1996. Research and development expenses increased 40% to $120.2 million for fiscal 1996 from $85.6 million for fiscal 1996. The year-to-year increase in research and development expenses in absolute dollars for fiscal 1997, is attributable principally to an increase in staff which occurred during the early part of fiscal 1997, working on new products and product extensions. The year-to-year increase in research and development expenses in absolute dollars for fiscal 1996 is attributable principally to an increase in staff, working on the development of new products and product extensions, including Universal Server.

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

       Prior to fiscal 1997, the higher capitalization in absolute dollars of product development expenditures from year to year resulted from an increase in the work involved in projects having already reached technological feasibility as they neared their release dates, including Universal Data Options formerly Informix Universal Server.

       The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

       In fiscal 1997, general and administrative expenses increased 36% to $87.5 million from $64.4 million for fiscal 1996. In fiscal 1996, general and administrative expenses increased 26% to $64.4 million from $51.1 million for fiscal 1995. The increase in fiscal 1997 in general and administrative expenses in absolute dollars and as a percentage of net revenue was primarily the result of the continued expansion of the Company's international operations, higher bad debt expense of $4.6 million, incremental legal and auditing expenses of $8 million resulting from the stockholders' litigation and the restatement of the Company's financial statements, and the write-off of certain assets of $2.2 million. General and administrative expenses increased in absolute dollars in 1996 compared to 1995 as a result of the continued expansion of the Company's international operations.

WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS

       In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in its operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts.

       In the first quarter of fiscal 1997, the Company's Japanese subsidiary experienced a significant shortfall in business activity compared to historical levels. This fact, coupled with continuing competitive pressures in the Japanese market, resulted in the Company adjusting its forecasts of the subsidiary's future cash flows and further led the Company to evaluate the recoverability of the subsidiary's long-lived assets, including computer and other equipment, acquired intangible assets and goodwill. As a result of this evaluation, the Company determined that the carrying value of these long-lived assets had been impaired and, accordingly, recorded a charge in the first quarter of $30.5 million to write-down the assets' carrying value to their estimated fair value. Fair value was determined using estimated future discounted cash flows of the subsidiary and/or resale values as appropriate.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

       In February 1997, the Company acquired all of the outstanding capital stock of CenterView, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7.0 million of purchased research and development which has been charged to operations in the period the acquisition was consummated, the first quarter of fiscal 1997.

       Based on a review of CenterView's current suite of products, the Company's management identified and classified future versions of the Company's Data Director product as in-process technology, specifically Versions 3.0 and 4.0, as of the date of its acquisition. Data Director is an integrated development extension for Microsoft Visual Basic that enables companies to build corporate Intranet and client/server applications in a single environment. Data Director enhances Visual Basic with a model-driven data access engine that manages all database interactions between client and server, eliminating the complexity traditionally associated with client/server development and enabling companies to build client/ server applications faster and more efficiently than with Visual Basic alone.

       Based on discussions with CenterView management, including project development project managers regarding the stage of development of Versions 3.0 and 4.0, it was determined that these projects had not reached technological feasibility as of the date of the CenterView acquisition, nor did these projects have any alternative future use. This determination was based primarily on an assessment of the history of the research and development schedules for the projects, their current stage of development, the risks inherent in completing the incremental research and development efforts necessary to reach technological feasibility, and the planned general release dates. Version 3.0 was scheduled for first customer release in July 1997 while Version 4.0 was anticipated to reach first customer release in April 1998. Based on the discussions with CenterView management regarding historical product releases, it was determined that commercial release occurs approximately two to three months after first customer introduction of the product. The projects are expected to produce positive levels of cash flow during the year ended December 31, 1998. Moreover, the Company estimated that the costs to complete these projects would be approximately $8.4 million in fiscal 1997 and approximately $4.2 million in fiscal 1998. These figures were estimated by considering (i) the development schedules of the in-process projects; (ii) complexity of the identified development projects; and (iii) number of engineer hours per project, per year.

       The market for the Company's Data Director product is characterized by rapidly changing technology, frequent new product introductions and evolving market and customer demands. Although CenterView successfully developed and marketed Data Director Version 2.1 and previous versions, there can be no assurance that the Company will be successful in developing and marketing the enhanced versions of the Data Director product. As such, the in-process technology embedded in Data Director Versions 3.0 and 4.0 was valued utilizing risk-adjusted cash flows to incorporate these and other uncertainties associated with the Company's product development efforts. Failure to successfully complete these efforts in a timely manner could adversely affect the market potential for the acquired CenterView products.

RESTRUCTURING CHARGES

       In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring reserve at December 31, 1997:

                                       RESTRUCTURING   NON-CASH       CASH      ACCRUAL BALANCE AT
                                          EXPENSE        COSTS      PAYMENTS     DECEMBER 31, 1997
                                       -------------  -----------  -----------  -------------------
                                                              (IN MILLIONS)
Severance and benefits...............    $    21.9     $      --    $    19.5        $     2.4
Write-off of assets..................         48.2          48.2           --               --
Facility charges.....................         34.7           7.7          3.8             23.2
Other................................          3.4           2.2           .2              1.0
                                            ------         -----        -----            -----
                                         $   108.2     $    58.1    $    23.5        $    26.6
                                            ------         -----        -----            -----
                                            ------         -----        -----            -----

       Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consists primarily of computer servers, workstations, and personal computers that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

       The total Restructuring Expense decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss.

       The Company expects to complete most of the actions associated with restructuring by the end of the second quarter of fiscal 1998.

MERGER EXPENSES

       In the first quarter of fiscal 1996, the Company recorded expenses of approximately $5.9 million as a result of the acquisition of Illustra, which was accounted for as a pooling of interests. These costs consisted primarily of investment banking, legal and accounting fees.

INTEREST INCOME

       Interest income was $5.6 million as compared to $9.9 million and $8.1 million for fiscal 1997, 1996 and 1995, respectively. The decline in fiscal 1997 in comparison to fiscal 1996 resulted from a reduction in the average interest-bearing cash and short-term investments balances in fiscal 1997. The reduction in cash is due to lower sales and higher expenses. The increase in interest income from fiscal 1995 to fiscal 1996 was due to higher balances of cash and cash equivalents and short-term investments, offset by slightly lower interest rates.

INTEREST EXPENSE

       Interest expense increased to $7.8 million from $5.8 million and $2.5 million for fiscal 1997, 1996 and 1995, respectively. Interest expense principally relates to interest charges incurred in connection with financing of customer accounts receivable and has increased due to an increase in the average balance of receivables financed. These financing costs are expensed ratably over the term of the financing arrangement.

OTHER INCOME, NET

       Other income, net, increased to $10.5 million for fiscal 1997 from $2.9 million and $0.1 million in fiscal 1996 and 1995, respectively. The increase from fiscal 1996 was due primarily to $8.1 million of net gains on the sale of marketable securities and $8.0 million of foreign currency transaction gains, offset partially by adjustments of $4.5 million to the carrying value of strategic investments and $1.1 million of other expenses. Other income, net, in fiscal 1996 consisted of $3.9 million of gain on sale of marketable securities offset by other net expenses of $1.0 million.

       The restatement of the 1996, 1995 and 1994 financial statements resulted in a change in the Company's foreign currency denominated intercompany accounts payable and accounts receivable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in the related asset and liability currency exchange rates were not offset by underlying gains and losses on forward foreign currency exchange contracts used to hedge those foreign currency exposures. The Company recorded net foreign currency transaction gains of approximately $8.0 million, $.3 million and $.2 million in fiscal 1997, 1996 and 1995, respectively; the restatement of the Company's financial statements affected the recorded net foreign currency transaction gains and (losses) as follows: $7.5 million, $(0.7) million, $0.1 million, and $(0.5) million in fiscal 1997, 1996, 1995 and 1994, respectively.

INCOME TAXES

       In fiscal 1997, income tax expense resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. The expected tax benefit computed by applying the federal statutory rate to the loss before income taxes was substantially offset by a corresponding increase in the valuation allowance for net deferred tax assets. The Company has provided a valuation allowance for the net deferred tax assets in excess of amounts recoverable through carryback of net operating losses. Accordingly, realization of the net deferred tax asset at December 31, 1997 of $34 million is not dependent on future taxable income.

       In fiscal 1996, income tax expense resulted from an increase in the valuation allowance for deferred tax assets attributable to foreign net operating loss carryforwards, foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

IMPACT OF RESTATEMENT ON QUARTERLY FINANCIAL INFORMATION

       The restatement of the financial statements for fiscal 1996, 1995 and 1994 and the first quarter of fiscal 1997 had the following impact on previously reported quarterly financial information.

                                                                                                                         FOURTH
                                               FIRST QUARTER            SECOND QUARTER            THIRD QUARTER         QUARTER
                                          ------------------------  -----------------------  -----------------------  ------------
                                          AS REPORTED    RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED
                                          ------------  ----------  ------------  ---------  ------------  ---------  ------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues..........................   $  133,664   $  149,223   $  182,012          --   $  149,911          --   $  181,152
  Gross profit (1)(2)...................       63,185       78,937      123,527          --       97,625          --      132,266
  Net income (loss) (1)(2)..............     (140,107)    (144,161)    (111,377)         --     (110,523)         --        9,194
  Preferred stock dividend..............           --           --           --          --           --          --         (301)
  Value assigned to warrants............           --           --           --          --           --          --       (1,601)
                                          ------------  ----------  ------------  ---------  ------------  ---------  ------------
  Net income (loss) applicable to common
    stockholders........................     (140,107)    (144,161)    (111,377)         --     (110,523)         --        7,292
  Net income (loss) per common share:
    Basic...............................   $    (0.93)  $    (0.95)  $    (0.73)         --   $    (0.73)         --   $     0.05
    Diluted.............................        (0.93)       (0.95)       (0.73)         --        (0.73)         --         0.04

Year ended December 31, 1996
  Net revenues..........................   $  204,021   $  164,605   $  226,282   $ 159,323   $  238,180   $ 187,073   $  270,828
  Gross profit..........................      160,584      121,378      178,474     112,074      189,003     138,092      218,342
  Net income (loss).....................       15,891      (15,377)      21,628     (34,083)      26,181     (17,095)      34,118
  Net income (loss) per share:
    Basic...............................   $     0.11   $    (0.10)  $     0.15   $   (0.23)  $     0.17   $   (0.11)  $     0.23
    Diluted.............................         0.10        (0.10)        0.14       (0.23)        0.17       (0.11)        0.22

Year ended December 31, 1995
  Net revenues..........................   $  148,037   $  146,120   $  164,068   $ 141,175   $  182,701   $ 166,929   $  219,413
  Gross profit..........................      121,893      120,138      134,042     111,226      150,183     136,595      178,396
  Net income (loss).....................       17,646       16,177       20,184      (2,731)      23,896       7,759       35,918
  Net income (loss) per share:
    Basic...............................   $     0.12   $     0.11   $     0.14   $   (0.02)  $     0.16   $    0.05   $     0.24
    Diluted.............................         0.12         0.11         0.14       (0.02)        0.16        0.05         0.23

Year ended December 31, 1994
  Net revenues..........................   $   96,242   $   92,763   $  106,214   $  96,217   $  117,081   $ 111,428   $  150,575
  Gross profit..........................       81,429       77,950       89,765      79,768       98,106      92,453      129,520
  Net income (loss).....................       11,540        8,922       12,210       4,686       15,446      11,191       22,752
  Net income (loss) per share:
    Basic...............................   $     0.09   $     0.07   $     0.09   $    0.03   $     0.11   $    0.08   $     0.16
    Diluted.............................         0.08         0.06         0.09        0.03         0.11        0.08         0.16


                                          RESTATED
                                          ---------

Year ended December 31, 1997
  Net revenues..........................         --
  Gross profit (1)(2)...................         --
  Net income (loss) (1)(2)..............         --
  Preferred stock dividend..............         --
  Value assigned to warrants............         --
                                          ---------
  Net income (loss) applicable to common
    stockholders........................         --
  Net income (loss) per common share:
    Basic...............................         --
    Diluted.............................         --
Year ended December 31, 1996
  Net revenues..........................  $ 216,848
  Gross profit..........................    164,669
  Net income (loss).....................     (7,010)
  Net income (loss) per share:
    Basic...............................  $   (0.05)
    Diluted.............................      (0.05)
Year ended December 31, 1995
  Net revenues..........................  $ 178,546
  Gross profit..........................    137,678
  Net income (loss).....................     17,372
  Net income (loss) per share:
    Basic...............................  $    0.12
    Diluted.............................       0.11
Year ended December 31, 1994
  Net revenues..........................  $ 151,561
  Gross profit..........................    130,506
  Net income (loss).....................     23,494
  Net income (loss) per share:
    Basic...............................  $    0.17
    Diluted.............................       0.16

------------------------

(1) The Company recorded in the second quarter and again in the third quarter of fiscal 1997, restructuring charges of $59.6 million and $49.7 million, respectively. The total restructuring expenses decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. (See Note 13 to the Consolidated Financial Statements)

(2) In the first quarter of fiscal 1997, the Company recorded a charge of $30.5 million to write down the carrying values of certain of its Japanese subsidiary's long-lived assets to their fair values. During the same quarter, the Company also recorded a charge of $14.7 million to write down the carrying value of capitalized software development costs for certain products to their net realizable values.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                      AS OF OR FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                             (IN MILLIONS)
Cash, cash equivalents and short-term investments.................................  $   155.5  $   261.0  $   253.2
Working capital (deficit).........................................................     (140.2)       3.1      163.6
Cash and cash equivalents used in operations......................................     (144.8)     (29.4)      59.3
Cash and cash equivalents used for investment activities..........................      (63.1)    (145.3)    (157.7)
Cash and cash equivalents provided by financing activities........................      115.2      228.7      136.8

    OPERATING CASH FLOWS

       Cash used by operations increased significantly to $144.8 million for the year ended December 31, 1997 from $29.4 million in 1996 due to operating expenses in excess of revenues. Cash from operations did not provide sufficient resources to fund the Company's operations in fiscal 1997 and 1996.

       The net loss of $356.9 million for fiscal 1997, included a number of non-cash transactions. These non-cash transactions included write-downs of long term assets, capitalized software, goodwill and acquired research and development and certain non-cash restructuring charges which partially offset the net loss resulting in net cash used by operations of $144.8 million.

       Net accounts receivable decreased by $52.5 million to $142.0 million as of December 31, 1997 from December 31, 1996. This decrease resulted from a $35.7 million decrease in revenues during the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 partially offset by a reduction in its financing programs with third-party financial institutions in fiscal 1997. Days sales outstanding ("DSO") was 71, 83 and 79 at December 31, 1997, 1996 and 1995, respectively. The Company increased its efforts to improve cash collections in fiscal 1997 in response to its deteriorating cash position during the year. The Company expects DSO in 1998 to approximate or to slightly increase from the fiscal 1997 levels. Cash received from customers and third-party financial institutions in advance of revenue being recognized is recorded as advances on unearned license revenue.

    INVESTING CASH FLOWS

       Net cash and cash equivalents used in investing activities decreased for the year ended December 31, 1997 compared with the same period in 1996. The decrease was due in large part to lower investments of excess cash due to the significant decline in cash balances over the year. Significant investing activities, excluding the investment of excess cash, during the year included additions to software costs of $20.8 million, the sale of available-for-sale securities for $46.0 million, purchase of the Santa Clara property and capital equipment of $92.2 million, the purchase of CenterView for $8.7 million and net proceeds from selling the Santa Clara property of $59.3 million.

       The Company sold its interest in a strategic investment during fiscal 1997 which resulted in net proceeds of $10.4 million.

       The Company planned on relocating its corporate headquarters to Santa Clara, California, approximately 15 miles to the south of the Company's headquarters. In January 1997, the Company entered into a two year lease for 27 acres of undeveloped commercial real estate which required a pledge of $61.5 million in cash into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million with the intent to arrange for the sale of the parcels to unrelated third parties. The $61.5 million is reflected in the "purchases of land and property and equipment" line of the cash flow statement. The land sales closed in the fourth quarter of fiscal 1997, and $59.3 million is disclosed on the "proceeds from disposal of land and property and equipment."

       In addition, during fiscal 1997, the Company acquired $30.7 million of capital equipment consisting primarily of computer equipment, computer software and office equipment. Capital equipment purchases were primarily the result of the Company's expected expansion during the first half of fiscal 1997.

       In February 1997, the Company acquired all of the outstanding capital stock of Centerview, a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable intangible assets acquired, including approximately $7.0 million of purchased research and development which has been charged to operations in the period the acquisition was consummated the first quarter of fiscal 1997.

    FINANCING

       Net cash and cash equivalents provided by financing activities in fiscal 1997 decreased in comparison to the same period in 1996. A significant portion of the decrease was the decline in advances on unearned license revenue, partially offset by the proceeds from issuances of preferred and common stock.

       Proceeds from common stock represent stock options exercised and purchases under the employee stock purchase plan. In September 1997, the Company's Board of Directors authorized the repricing of outstanding stock options to purchase Common Stock under the Company's stock option plans so that the exercise price of repriced options would equal the closing sales price of the Company's Common Stock as reported on The Nasdaq Stock Market on November 17, 1997, which was $7.1563. See "Executive Compensation--Stock Option Repricing."

       In August 1997, the Company raised net proceeds of $37.6 million through the issuance of the Series A Preferred. In November 1997, the Company raised an additional $50.0 million in net proceeds (excluding a $1.0 million fee paid to a financial advisor of the Company) through the issuance of the Series B Preferred. Simultaneously with the closing of the Series B Preferred, the holders of the Series A Preferred exchanged all their outstanding shares of Series A Preferred for the newly designated Series A-1 Preferred, having substantially similar rights, preferences and privileges as the Series A Preferred with the exception of certain amendments, including revisions to the terms under which such shares become mandatorily redeemable.

       The Company assigned its leasehold interest and its related obligations under an office space lease in Santa Clara, California to an unrelated third party. The lease term was for fifteen years and minimum lease payments amount to $96.0 million over the term. The Company remains contingently liable for minimum lease payments under the terms of the assignment.

       As of December 31, 1997, the Company was contractually obligated to purchase approximately $4.4 million of various computer equipment.

       The Company has several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by the Company of $15.1 million, $11.4 million, $10.4 million, $7.3 million and $3.5 million in fiscal 1998, 1999, 2000, 2001 and 2002, respectively.

       In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary ("Informix Software"), entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commercial as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80 percent of the eligible domestic accounts receivable and 50 percent of the eligible foreign accounts receivable. Accounts receivable for an account debtor are ineligible for purposes of the Credit Facility when (a) such account receivable is outstanding for longer than 60 days, (b) the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the amount of the account receivable, but only to the extent the lenders reasonably determine a valid defense, offset, counterclaim or other right exists and then only to the extent of such right,
(c) the account debtor or other person required to make payment thereon is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to the lenders, and the lenders have so notified the Company (d) the account debtor is a lender under the Credit Facility, (e) 30 percent or more of the accounts receivable of any account debtor is deemed ineligible because such accounts are outstanding for longer than 60 days thus rendering all the accounts receivable of that debtor ineligible, and (f) the lender reasonably deems not to qualify an account receivable as eligible and provides a reasonably detailed written explanation to the Company. Under the Credit Facility, foreign accounts receivable that are backed by a letter of credit issued or confirmed by a financial institution approved by the lenders are deemed to be domestic accounts receivable. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of December 31, 1997, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totaled $142 million and its borrowing base under the Credit Facility was $47 million. The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain covenants, including the following financial covenants requiring the Company to: (a) maintain a ratio of
1.25 to 1.00 in respect of the sum of cash and acounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of $150.0 million through June 1998 and $160.0 million thereafter, (c) maintain quarterly operating loss of no more than $10.0 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter. (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income greater than the sum of restated revenue, capitalized software costs, capital expenditures, cash outlays in respect of accrued expenses arising from restructuring charges, and the sum of depreciation and amortization, (e) an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15.0 million, less any carry forward amount, and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At December 31, 1997, the Company was in compliance with all financial covenants under the Credit Facility.

DISCLOSURES ABOUT MARKET RATE RISK

    INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio at December 31, 1997:

                                                                                   AVERAGE
                                                                                INTEREST RATE     COST     FAIR VALUE
                                                                               ---------------  ---------  -----------
                                                                                           (IN THOUSANDS)
Cash equivalents
  Fixed rate.................................................................          6.02%    $  71,161   $  71,178
  Variable rate..............................................................          5.59         1,353       1,353
Short-term investments
  Fixed rate.................................................................          5.61        15,899      15,898
  Variable rate..............................................................          5.73           117         117

    FOREIGN CURRENCY RISK. The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. Subsequent gains or losses on the related contract would be recognized in income in each period until the contract matures, is terminated or sold. The Company operates in certain countries in Latin America, Eastern Europe and Asia Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. However, such exposures are not material to the Company's financial statements for any period presented. The table below provides information about the Company's foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalents and presents the notional amount and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                    AVERAGE
AT DECEMBER 31, 1997                                                             CONTRACT RATE
---------------------------------------------------------------  CONTRACT VALUE  -------------
                                                                 --------------
                                                                 (IN THOUSANDS)
Forward currency contracts sold:
  British Pound................................................   $     55,740    $      0.60
  Deutsche Mark................................................         17,050           1.77
  French Franc.................................................         14,139           5.91
  Italian Lira.................................................          3,901       1,742.34
  Spanish Peseta...............................................          3,166         149.76
  Swedish Krona................................................          1,682           7.76
  Other (individually less than $1 million)....................          2,090             NM
                                                                 --------------
Total..........................................................   $     97,768
                                                                 --------------
                                                                 --------------
Forward currency contracts purchased:
  Swiss Franc..................................................   $      1,636           1.42
  Dutch Guilder................................................          1,096           1.99
  Other (individually less than $1 million)....................          2,208             NM
                                                                 --------------
Total..........................................................   $      4,940
                                                                 --------------
                                                                 --------------
Grand Total....................................................   $    102,708
                                                                 --------------
                                                                 --------------

    SUMMARY

       The Company believes that its current cash balances, cash available under the Credit Facility and cash flow from operations will be sufficient to meet its working capital requirements for at least the next 12 months.

RECENT DEVELOPMENTS

       On February 13, 1998, Fletcher exercised the Series A-1 Warrant in part, and the Company issued 60,000 shares of Series A-1 Preferred to Fletcher for net proceeds of $14.1 million. The sale of the Series A-1 Warrant Stock was not registered under the Securities Act pursuant to the exemption provided by Regulation S.

       On February 13, 1998, pursuant to the Subscription Agreement, Fletcher converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of the Company's Common Stock.

       In December 1997, the Company's Board of Directors authorized a second option repricing of outstanding stock options under the Company's stock option plans so that the exercise price of the repriced options would equal the closing sales price of the Company's Common Stock as reported on The Nasdaq Stock Market on January 9, 1998, $5.094. See "Executive Compensation--Stock Option Repricing."

RECENT ACCOUNTING PRONOUNCEMENTS

       In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 (SOP 98-4). The Company will be required to adopt the provisions of the SOPs' as of January 1, 1998. The adoption may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. In response to these SOPs', the Company will likely change its business practices and, consequently, at this time the Company cannot quantify the effect the SOPs' will have on its operating results, financial position or cash flows.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS No. 130) and Statement No. 131, Disclosures About Segments of An

Enterprise and Related Information (FAS No. 131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have a material impact on the Company's results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS

       Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, the Company became aware of errors and irregularities that affected the timing and dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996, in particular transactions involving unauthorized or undisclosed arrangements or agreements with resellers. As a result of its investigation into these errors and irregularities, in August 1997, the Company announced that it would restate its financial results for fiscal 1996 and 1995. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. For a description of the errors and irregularities identified and the impact of the restatement on the Company's reported revenues and net income for fiscal 1996, 1995 and 1994 and the first quarter of fiscal 1997, see "--Working Capital Deficit" and "Management's Discussion and Analysis of Financial Condition and Result of Operations."

       In connection with the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. To address the material weakness represented by these conditions, the Company is adopting a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's revenue recognition policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to help implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing the internal audit function reporting to the Company's Board of Directors. Such implementation is expected to require substantial management attention. See "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

       The Company's public announcement in August 1997 of the pending restatement, delays in reporting operating results for the second and third quarters of fiscal 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition adversely affected the Company's ability to sell its products in fiscal 1997. In addition, since the beginning of 1997, the Company and its competitors in the RDBMS industry have experienced substantially slower growth in the market for RDBMS products. The financial restatement has now been completed, its results have been publicly disclosed, and the Company is current with respect to its public reporting obligations. In addition, the Company believes that it has effectively controlled its operating expenses and significantly improved its financial condition. Nevertheless, adverse market conditions, including significant competitive pressures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects, may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "--Fluctuations in Quarterly Results; Seasonality."

NEED FOR ADDITIONAL FINANCING; CUSTOMER FINANCING

       During fiscal 1997, the Company experienced substantial short-term liquidity problems as its cash, cash equivalents and short term investments declined to a quarter-end low of $104.4 million at June 29, 1997 from $261.0 million at December 31, 1996. The Company raised net proceeds of $37.6 million in August 1997 and $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company) in November 1997 in separate financing transactions in which the Company issued newly authorized series of convertible Preferred Stock. In the fourth quarter of 1997, the Company raised aggregate net proceeds of $59.3 million through the sale of real property it had purchased earlier in the year. As a result of such financing activities during the second half of 1997, the Company's cash, cash equivalents and short term investments increased to $155.5 million at December 31, 1997. In addition, in the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with the exercise of a warrant to acquire additional shares of the Company's convertible Preferred Stock. The Company believes that these actions have substantially improved its financial condition since early 1997. Nevertheless, adverse market conditions, including continued slower growth rates in the markets for RDBMS products or on-going customer uncertainty about the Company's financial condition and business prospects, could continue to have an adverse effect on license revenues and results of operations. In addition, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively, has created further uncertainty concerning the Company's revenues, cash flows and results of operations.

       In December 1997, Informix Software entered into the Credit Facility providing for a revolving credit line of up to $75 million. The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80 percent of the eligible domestic accounts receivable and 50 percent of the eligible foreign accounts receivable. As of December 31, 1997, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totaled $142 million and its borrowing base under the Credit Facility was $47 million. The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain financial covenants. For a description of the accounts receivable eligibility criteria, the alternative variable interest rates and the financial covenants associated with the Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

       There can be no assurance that amounts raised in connection with the Preferred Stock financing and real property sales transactions described above and amounts available under the Credit Facility will be sufficient to cover the Company's working capital needs or that the Company will not require additional debt or equity financing in the future. In addition, there can be no assurance that additional debt or equity financing will be available, if and when needed or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the terms of any available financing are materially unfavorable to the Company, such a financing could impair the Company's ability to obtain additional financing in the future, to implement its business plan, or to engage in various corporate transactions, including potential acquisitions of the Company. See "--Working Capital Deficit," "--Risks Associated with Preferred Stock Financings" and "--Antitakeover Protections."

       In the normal course of its business, the Company arranges for non-recourse financing through the sale of customer accounts receivable to third-party financial institutions. The Company has traditionally relied on a limited number of financial institutions for most of the customer financings it arranges. The terms of the Credit Facility prevent the Company from selling accounts receivable with an aggregate face value in excess of $20 million during any twelve month period. See "--Working Capital Deficit" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WORKING CAPITAL DEFICIT

       The restatement of the Company's financial statements has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances on unearned license revenue" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances on unearned license revenue as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of fiscal 1997.

       "Advances on unearned license revenues" reflects amounts previously received from customers or in connection with accounts receivable financing transactions with third party financial institutions in advance of revenue being recognized. Prior to the restatement, these amounts were improperly recognized as earned but have now been designated as advances. A substantial majority of such revenues arose in connection with license agreements between the Company and OEMs, distributors and other resellers. In connection with the review of its historical financial results, the Company determined that sufficient post-contractual contingencies existed in connection with certain reseller license arrangements so as to preclude recognizing revenue. In addition, the Company concluded that informal or otherwise undisclosed arrangements with a number of resellers have resulted or could result in significant concessions or allowances that were not accounted for when revenue was originally reported as earned. Although the Company's license agreements provide for a non-refundable fee payable by the customer in single or multiple installments at the beginning or over the term of the license arrangements, amounts received by the Company under its license agreements could be subject to refund in the event the Company fails to satisfy certain post-signing obligations. The Company is presently unable to estimate what portion, if any, of such advances may be subject to potential refund. At December 31, 1997 approximately $23 million of such amounts received from customers were subject to commercial disputes, several of which have proceeded to litigation. Of the $23 million subject to commercial disputes, $6.0 million has been reflected on the balance sheet as accrued expenses, and the Company believes that the remainder is properly booked as advances on unearned license revenues as the Company believes the likelihood of refund is remote. Any such refunds, were they to occur, would not have a material effect on the Company's results of operations as revenue has not been recognized on such transactions.

       The Company has abandoned its plans to construct a new headquarters facility and in December 1997 sold the real property it had purchased earlier in the year, raising aggregate net proceeds of approximately $59.3 million. In August 1997 and November 1997, the Company sold and issued newly designated series of Preferred Stock in two separate financing transactions, raising net proceeds of approximately $87.6 million (excluding of a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In addition, in the fourth quarter of 1997, the Company entered into the Credit Facility in the amount of $75.0 million with a syndicate of commercial banks with BankBoston N.A., as Administrative Agent and Canadian Imperial Bank of Commerce, as Syndication Agent. The term of the Credit Facility is two years. Although these financing transactions have improved the Company's working capital position, in the event the Company continues to maintain a substantial working capital deficit, such a deficit could materially impair the Company's ability to sell its products as a result of customer uncertainty about the Company's financial condition. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

       The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, (i) customer uncertainty about the Company's financial condition and business prospects, (ii) market demand for the Company's software, including changes in industry growth rates for the Company's products, (iii) changes in pricing policies by the Company or its competitors, including aggressive price discounting to encourage volume purchase by customers, (iv) the size, timing and contractual terms of significant orders, the effect of which may be exacerbated by aggressive price discounting, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) budgeting cycles of customers and potential customers, (vii) changes in the mix of revenues attributable to domestic and international sales, and (viii) seasonal trends in technology purchases and other general economic conditions. In particular, the Company's quarterly results may be adversely affected by the industry's historical practice of aggressively discounting the price of its products to encourage volume purchasing by customers. In the event the Company experiences substantial pricing pressure with respect to one or more large transactions in any given quarter, such pressure could result in a substantial shortfall in revenues. The Company has operated historically with little or no backlog and has generally recognized a substantial portion of its revenues in the last weeks or days of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last weeks or days of that quarter. In addition, the sales cycle for the Company's products is relatively long and may vary depending on a number of factors, including the size of the transaction and the level of competition the Company encounters in its selling activities. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In the event of any downturn in potential customers' businesses, the domestic economy in general, or in international economies where the Company derives substantial revenues, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results, and financial condition. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, delays in the recognition of revenues from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels. In the quarters ended September 28, 1997 and June 29, 1997, costs associated with the Company's internal restructuring, aggregating $109.4 million, had a material adverse effect on results of operations. The total restructuring charges decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. Management continues to evaluate the Company's cost structure in light of projected revenues and cash-flows, both of which are variable and uncertain. There can be no assurance that the Company will not be required to undertake additional restructuring activities in the future, which would have a material adverse effect on the Company's business, results of operations and financial condition.

       The Company's business has experienced and is expected to continue to experience seasonality. International revenues comprise a significant percentage of the Company's total revenues, and the

Company may experience additional variability in demand associated with seasonal buying patterns in foreign markets. In particular, the Company's third quarter tends to reflect the effects of summer slowing of international business activity, particularly in Europe. In addition, variability and seasonality in the Company's business may result from customer capital spending cycles, which tend to peak in the Company's fourth quarter, and the Company's sales incentive plans for sales personnel, which are measured on a calendar year basis. See "--Competition; Pricing Risks," "--International Operations; Currency Fluctuations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LITIGATION

       Beginning on or about April 16, 1997, a total of 24 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP, the Company's independent auditors and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Of the 24 complaints, 22 have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during the purported class period; the alleged class periods in the different complaints vary according to the date on which the complaints were filed. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron
(Mike) Saranga, Steven R. Sommer, Michael R. Stonebraker and Edwin C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint is set to be filed on April 3, 1998, and defendants will file a response to that consolidated, amended complaint shortly thereafter. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel. For further description of these matters see "Legal Proceedings--Actions Arising Under Federal and State Securities Laws."

       The Company also has been named as a nominal defendant in eight derivative actions, purportedly brought on its behalf, filed in the Superior Court of the State of California, County of San Mateo. The Court has appointed lead plaintiff's counsel in all of these derivative actions, and the cases have been consolidated under the caption IN RE INFORMIX CORPORATION DERIVATIVE LITIGATION. The consolidated, amended complaint alleges that, based upon the facts alleged in the federal and state securities class actions, defendants breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company's Common Stock, engaged in insider trading in violation of California law and published false financial information in violation of California law. The consolidated, amended complaint names as defendants Ernst & Young, the Named Individual Defendants and Albert F. Knorp, Jr., James L. Koch, Thomas A. McDonnell and Cyril J. Yansouni, the Company's non-management directors. The plaintiff seeks unspecified damages on the Company's behalf from each of the defendants. For further description of these matters see "Legal Proceedings--Derivative Actions."

       Pursuant to Delaware law, the Company's Certificate of Incorporation, its Bylaws and the indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. These indemnification obligations require the Company to indemnify its current and former officers and directors for any suit or other proceeding, threatened or actual, whether civil, criminal, administrative, investigative, appellate or any other type of proceeding, that arises as a result of any act or omission in the indemnitee's capacity as an officer or director of the Company to the fullest extent permitted under Delaware or any other applicable law. The indemnification extends to any and all expenses (including but not limited to attorneys' fees and costs, and any other out-of-pocket expense) and/or liabilities of any type (including but not limited to judgments, fines, excise taxes or penalties under ERISA, and amounts paid in settlement) reasonably incurred in connection with the investigation, defense, settlement or appeal of such proceedings. The obligation to provide indemnification does not apply if the indemnitee is adjudicated to be liable for fraudulent or criminal conduct.

       The Company has purchased directors' and officers' liability insurance to reimburse it for the costs incurred in connection with its indemnification obligations described above. For the period from August 1996 to August 1997, the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place three directors and officers liability insurance policies (the "1996 and 1997 D&O Policies"), each providing $5 million in coverage for an aggregate of $15 million. The primary policy and first excess policy were issued by Lloyds of London. The second excess policy was issued by Admiral Insurance Company. The insurance carriers have taken the position that litigation filed after the policy periods of the 1996 and 1997 D&O Policies but arising from the same facts and circumstances as claims filed during the period from August 1996 to August 1997, "relates back" to the 1996 and 1997 D&O Policies. Thus, the issuance carriers assert that actions filed after August 1997 do not implicate coverage under the Company's D&O insurance policies for the period August 1997 to August 1998 (the "Current D&O Policies"). The Current D&O Policies provide aggregate coverage of $20 million, subject to various exclusions, including claims relating to the restatement of the Company's financial reports. The 1996 and 1997 D&O Policies provide that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former officers and directors are allocable to the individuals' defense and, thus, are covered by the policy. However, the 1996 and 1997 D&O Policies do not provide any separate coverage for the Company. Moreover, the Company does not have separate insurance to cover the costs of its own defense or to cover any liability for any claims asserted against it. The Company has not currently set aside any financial reserves relating to any of the above-referenced actions.

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

       The pending federal and state securities actions are in the early stages of discovery. Consequently, at this time it is not reasonably possible to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation can be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's results of operations. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

DEPENDENCE ON KEY PERSONNEL; PERSONNEL CHANGES; ABILITY TO RECRUIT PERSONNEL

       The Company's future performance will depend to a significant extent on its ability to attract and retain highly skilled technical, sales, consulting, marketing and management personnel. In particular, the Company is dependent upon a number of key management and technical personnel, including Robert J. Finocchio, Jr., the Company's Chairman, President and Chief Executive Officer, Jean-Yves F. Dexmier, the Company's Executive Vice President and Chief Financial Officer, and Myron (Mike) Saranga, the Company's Senior Vice President, Product Management and Development. Mr. Finocchio and Mr. Dexmier have only recently joined the Company, and of the officers and key employees, only

Mr. Finocchio is bound by an employment agreement, the terms of which are nonetheless at-will. The loss of the services of one or more of the Company's executive officers or key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

       Since the beginning of 1997, a number of senior management personnel and other key employees have departed the Company, and to date, the Company has been able to replace only some of the positions that have been vacated. Since the first quarter of 1997, the Company has experienced a significant number of voluntary resignations and has taken selective actions to reduce the number of employees in certain functional areas. The Company had approximately 3,489 regular employees at December 31, 1997, compared to approximately 4,491 at December 31, 1996. Voluntary attrition has remained high across all functional areas. In fiscal 1997, the Company experienced high attrition rates in its product development and sales groups and has had trouble attracting qualified replacement personnel. The competition for employees in the software industry is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has experienced difficulty in locating candidates with appropriate qualifications and believes that recent financial and business developments at the Company have made recruitment more difficult. In November 1997, the Company implemented an option repricing program in an effort to retain existing employees and, following further declines in the price of its Common Stock, announced a second repricing in December 1997, which was effective in January 1998. There can be no assurance that such programs will be effective in retaining existing employees. There can be no assurance that the Company will be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, new employees hired by the Company generally require substantial training in the use and implementation of the Company's products and in the Company's procedures. As a result, substantial employee turnover could have an adverse effect on results of operations in future quarters.

RISKS ASSOCIATED WITH PREFERRED STOCK FINANCINGS

       In August 1997, the Company raised net proceeds of $37.6 million through the issuance of newly designated Series A Preferred. In November 1997, the Company raised an additional $50.0 million in net proceeds (excluding of a $1.0 million fee paid to a financial advisor of the Company) through the issuance of the Series B Preferred. Simultaneously with the closing of the Series B Preferred, the holders of the Series A Preferred exchanged all their outstanding shares of Series A Preferred for newly designated Series A-1 Preferred, having substantially similar rights, preferences and privileges as the Series A Preferred with the exception of certain amendments, including revisions to the terms under which such shares become mandatorily redeemable.

       While the issuance of the Preferred Stock in these transactions provided the Company with additional working capital required to fund the Company's continuing operations, the Company's agreements with the purchasers of the Series A-1 Preferred and the Series B Preferred contain covenants that could impair the Company's ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of the Company, or that could otherwise disadvantage the Company and the holders of its Common Stock. In particular, acquisitions of the Company may not be affected without the consent of the holders of the outstanding Preferred Stock or without requiring the acquiring entity to assume the Preferred Stock or cause such Preferred Stock to be redeemed. These provisions are likely to make an acquisition of the Company more difficult and expensive and could discourage potential acquirors. Certain covenants of the Company, made in connection with the issuance of the Preferred Stock, may also have the effect of limiting the Company's ability to obtain additional financing by, for example, providing the holders of Preferred Stock certain rights of first offer and prohibiting the Company from issuing additional Preferred Stock without the consent of such holders.

       The terms of the financing agreements pursuant to which the Preferred Stock was issued also include certain penalty provisions that are triggered in the event the Company fails to satisfy certain obligations. In particular, the holders of the Series A-1 Preferred will become entitled to an annual dividend of $6.0 million, payable quarterly in cash, in the event the Company fails to satisfy certain covenants, including the failure to have a registration statement covering the Common Stock issuable upon conversion of the Series A-1 Preferred declared effective by the Commission within 180 days of a registration request from the holders of Series A-1 Preferred; the failure to obtain stockholder approval of the issuance of the Common Stock issuable upon conversion of the Series A-1 Preferred in the event that such approval becomes required by the rules of the Nasdaq National Market; and the failure to redeem any shares of Series A-1 Preferred held by a holder of Series A-1 Preferred who objects to a change-in-control transaction, if the transaction does not satisfy certain financial thresholds relating to the market capitalization and trading volume of any acquiring entity. In the event the Company becomes obligated to pay such dividends, the holders of the Series A-1 Preferred will become immediately entitled to designate a number of members of the Company's Board of Directors corresponding, as a percentage of the total number of members, to the percentage of the Company's outstanding Common Stock held by such holders (assuming the conversion into Common Stock of the outstanding Series A-1 Preferred). The holders of the Series B Preferred are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend of $2.5 million. The dividend is generally payable upon the conversion of the Series B Preferred or redemption of the Series B Preferred and may be paid in cash or, at the Company's election and subject to certain conditions, in shares of Common Stock. In the event the holders of Preferred Stock become entitled to receive cash dividends or to have their Preferred Stock redeemed, there can be no assurances that the Company will be able to fund such a payment or redemption, and even if funding is available, substantial dividend payments could have a material adverse effect on the Company's business and financial condition. See "--Need for Additional Financing; Customer Financing" and "--Antitakeover Protection."

       Both the Series A-1 Preferred and the Series B Preferred are convertible into shares of the Company's Common Stock based on the trading prices of the Common Stock during future periods that are described in the respective financing agreements. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminate. If, in accordance with the terms of the financing agreements, the conversion price of the Preferred Stock is determined during a period when the trading price of the Common Stock is low, the resulting number of shares of Common Stock issuable upon conversion of the Preferred Stock could result in substantial dilution to the holders of Common Stock. In addition, the Company issued the Series A-1 Warrant to the holders of the Series A-1 Preferred to acquire up to an additional 140,000 shares of Series A-1 Preferred for an aggregate purchase price of $35 million. The Series A-1 Warrant was exercised in part in February 1998 for 60,000 shares of Series A-1 Preferred, resulting in $14.1 million in net proceeds to the Company. In February 1998, all 220,000 shares of Series A-1 Preferred which were outstanding were converted into 12,769,208 shares of Common Stock. The Company is also obligated to issue the Series B Warrants upon conversion of the Series B Preferred. The Series A-1 Warrant and the Series B Warrants, to the extent exercised, will have a further dilutive effect.

COMPETITION; PRICING RISKS

       The Company faces intense competition in the market for RDBMS software products. The market for the Company's products is subject to rapid technological change and frequent new product introductions and enhancements, and the Company's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. The Company's principal competitors include Computers Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Several of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Any failure by the Company to compete successfully with its existing competitors or future competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

       Several of the Company's competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on the Company's products. In addition, the industry movement to new operating systems, like Windows NT, access through low-end desktop computers, and access to data through the Internet may cause downward pressure on prices of database software and related products. The bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could also result in reductions in the price the Company may charge for its products. In addition, the Company's own practices of bundling its software products for enterprise licenses or for promotional purposes with the Company's partners could also result in reduction in the price the Company may charge for its products. In particular, the pricing strategies of competitors in the industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. If such downward pressure on prices were to occur, the Company's operating margins would be adversely affected. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

UNCERTAIN GROWTH RATES; TECHNOLOGICAL CHANGE AND NEW PRODUCTS

       Over the last several years, the RDBMS industry has expanded at significant growth rates, due in part to the continuing development of new technologies and products responsive to customer requirements. Recently, however, both industry analysts and competitors have predicted that such high growth rates will not be maintained in future periods. Recent instability in the Asian-Pacific economies and financial markets, which had previously been cited as a potentially strong source of revenue growth for relational database software companies, has introduced additional uncertainty concerning industry growth rates. In the event industry growth rates should decline for any reason, the markets for the Company's products would likely be adversely affected, which would have a negative impact on the Company's business, results of operations, financial condition and cash flows. See "--Fluctuations in Quarterly Results; Seasonality" and "--International Operations; Currency Fluctuations."

       In addition, the market for the Company's products and services is characterized by rapidly changing technology, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company's product development efforts are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past and may experience delays in the future. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key determinative factor in the Company's success will continue to be the ability of the Company's products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Failure to meet in a timely manner existing or future interoperability requirements of certain independent vendors could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception. See "Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing," "--Working Capital Deficit" and "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

       In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text, and three-dimensional graphics in a high-performance scalable environment. During fiscal 1996, the Company invested substantial resources in developing its ORDBMS product line. The market for products offering object-relational database functionality is new and evolving, and its growth depends upon a growing need to store and manage complex data and on broader market acceptance of the Company's products as a solution for this need. As a result, there can be no assurance that organizations will choose to make the transition from conventional RDBMS to ORDBMS. Delays in market acceptance of object-relational database management products offered by the Company could have an adverse effect on the Company's results of operations and financial condition. See "Business--Products" and "--Product Development."

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

       International sales represented approximately 54% of total revenues for both fiscal 1997 and 1996. The Company's international operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional, political and economic circumstances, as well as by other factors associated with international activities. In particular, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues in fiscal 1997 and 1996, respectively, could have an adverse effect on the Company's operating results in future quarters. Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycles for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. As a result of the foregoing factors, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "--Fluctuations in Quarterly Results; Seasonality."

       The Company has implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts, which is intended to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe and Asia because there are limited forward currency exchange markets in these currencies. The Company does not attempt to hedge the translation to United States dollars of foreign denominated revenues and expenses not yet earned or incurred. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Income, Net."

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY BUDGETS

       Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

       The Company has recently commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

       The Company in its ordinary course of business tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. The Company's license agreements in most cases limit liability to prevent unlimited exposure from such claims.

       To date the Company has not identified a separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software or systems used in its internal operations. There can be no assurances that Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

       In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

       The Company's success depends on proprietary technology. To protect its proprietary rights, the Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions contained in its license agreements and technical measures. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. The Company holds one United States patent and several pending applications. There can be no assurance that any other patents covering the Company's inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers.

       The Company's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. The Company also relies on "shrink wrap" licenses, which include a notice informing the end-user that, by opening the product packaging, the end-user agrees to be bound by the Company's license agreement printed on the package. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company has licensed the source code of its products to certain customers under certain circumstances and for restricted uses. The Company has also entered source code escrow agreements with a number of its customers that generally require release of source code to the customer in the event of the Company's bankruptcy, liquidation or otherwise ceasing to conduct business. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. Policing unauthorized use of the Company's software is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and "shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

       The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Intellectual Property."

PRODUCT LIABILITY

       The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

ANTITAKEOVER PROTECTIONS

       The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock, of which 440,000 shares have been designated Series A Preferred, none of which is outstanding; of which 440,000 shares have been designated Series A-1 Preferred, of which 220,000 shares were previously outstanding (including 60,000 shares of Series A-1 Preferred which were issued upon partial exercise of the Series A-1 Warrant) and converted into 12,769,208 shares of Common Stock in February 1998 and of which 80,000 shares remain issuable upon exercise of the Series A-1 Warrant; and of which 50,000 shares have been designated Series B Preferred, of which 50,000 shares are outstanding. Subject to the prior consent of the holders of the Series A-1 Preferred and the Series B Preferred, the Board of Directors has the authority to issue additional shares of Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's stockholders. To date, the Company has used its ability to designate and issue new series of Preferred Stock in transactions intended to raise additional capital for the Company. The ability to issue additional shares of Preferred Stock, however, also provides desirable flexibility in connection with possible acquisitions and other corporate purposes but could also have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. In particular, certain rights, preferences and privileges of the Series A-1 Preferred and Series B Preferred could have the effect of preventing or discouraging potential bids to acquire the Company unless the terms of such acquisition are approved by such stockholders. See "--Risks Associated with Convertible Preferred Stock Financings."

       Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting and specify certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings. The Board of Directors of the Company is divided into three classes, with each class standing for election once every three years. Such provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board of Directors and in the policies formulated by the Board of Directors and to discourage certain types of transactions which may involve an actual or threatened change of control of the Company. Such provisions are designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for the Company's shares and, consequently, may also inhibit fluctuations in the market price of the Company's Common Stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of the Company. In addition, the Company has adopted a Rights Agreement (the "Rights Agreement"), commonly referred to as a "poison pill," which could also discourage potential acquirors.

       The Company is subject to Section 203 of the Delaware General Corporation Law (the "Antitakeover Law"), which regulates corporate acquisitions. The Antitakeover Law prevents certain Delaware corporations, including those whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. For purposes of the Antitakeover Law, a "business combination" includes, among other things, a merger or consolidation involving the Company and the interested stockholder and the sale of more than 10% of the Company's assets. In general, the Antitakeover Law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of the Company and any entity or person affiliated with or controlling or controlled by such entity or person. A Delaware corporation may "opt out" of the Antitakeover Law with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from amendments approved by the holders of at least a majority of the company's outstanding voting shares. The Company has not "opted out" of the provisions of the Antitakeover Law.

STOCK PRICE VOLATILITY

       The market price of the Company's Common Stock has in the past been highly volatile and is expected to continue to be subject to significant price and volume fluctuations in the future based on a number of factors, including market uncertainty about the Company's financial condition or business prospects or the prospects for the RDBMS market in general; shortfalls in the revenues or results of operations of the Company or its principal competitors from revenues or results of operations expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; the introduction of new products or product enhancements by the Company or its competitors; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company, its competitors or the RDBMS market in general; changes in the mix of revenues attributable to domestic and international sales; and seasonal trends in technology purchases and other general economic conditions. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing" and "--Fluctuations in Quarterly Results; Seasonality."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth certain information concerning the Company's executive officers and directors as of December 31, 1997.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Robert J. Finocchio, Jr..............................          46   President, Chief Executive Officer and Chairman of
                                                                      the Board of Directors-- Class III, term to expire
                                                                      at 1999 Annual Stockholder Meeting
Jean-Yves F. Dexmier.................................          46   Executive Vice President and Chief Financial Officer
Karen Blasing........................................          41   Vice President and Corporate Controller
Susan T. Daniel(a)...................................          57   Vice President, Human Resources
James F. Engle.......................................          51   Vice President and Treasurer
Diane L. Fraiman(b)..................................          42   Vice President, Corporate Marketing
J.F. Hendrickson, Jr.................................          58   Vice President, Customer Services, and Lenexa
                                                                      (Kansas) Site General Manager
Stephen E. Hill(c)...................................          39   Vice President, and General Manager, Tools Business
                                                                      Unit
Gary Lloyd(d)........................................          50   Vice President, Legal, General Counsel and Secretary
Wesley Raffel........................................          42   Vice President, North American Field Operations
Myron (Mike) Saranga.................................          60   Senior Vice President, Product Management and
                                                                      Development
Michael R. Stonebraker...............................          54   Vice President and Chief Technology Officer
Leslie G. Denend.....................................          56   Director--Class I, term to expire at 2000 Annual
                                                                      Stockholder Meeting
Albert F. Knorp, Jr..................................          62   Assistant Secretary and Director Class III, term to
                                                                      expire at 1999 Annual Stockholder Meeting
James L. Koch........................................          53   Director--Class II, term to expire at 1998 Annual
                                                                      Stockholder Meeting
Thomas A. McDonnell..................................          52   Director--Class II, term to expire at 1998 Annual
                                                                      Stockholder Meeting
Cyril J. Yansouni....................................          55   Director--Class I, term to expire at 2000 Annual
                                                                      Stockholder Meeting

------------------------

(a) Ms. Daniel became the Company's Vice President, Human Resources on February 9, 1998

(b) Ms. Fraiman will become the Company's Vice President, Corporate Marketing beginning April 1998

(c) Mr. Hill was promoted to Vice President, Tools Business Units in January 1998 from the position of Vice President, Advanced Technology

(d) Mr. Lloyd became the Company's Vice President, Legal, and General Counsel on January 23, 1998 and its Secretary on February 26, 1998

       ROBERT J. FINOCCHIO, JR. has served as Chairman, President and Chief Executive Officer since July 1997. From December 1988 until May 1997, Mr. Finocchio was employed with 3Com Corporation ("3Com"), a global data networking company, where he held various positions, most recently serving as

President, 3Com Systems. Prior to his employment with 3Com, Mr. Finocchio held various executive positions in sales and service with Rolm Communications, a telecommunications and networking company, most recently as Vice President of Rolm Systems Marketing. Mr. Finocchio also serves as a director of Latitude Communications, a teleconferencing company. Mr. Finocchio is also a Regent of Santa Clara University. Mr. Finocchio holds a B.S. in economics from Santa Clara University and an M.B.A. from the Harvard Business School.

       JEAN-YVES F. DEXMIER has served as the Company's Executive Vice President and Chief Financial Officer since October 1997. Mr. Dexmier also served as the Company's Secretary from October 1997 to February 1998. Mr. Dexmier served as a strategy consultant to high technology companies from February 1997 to September 1997. From November 1995 until February 1997, Mr. Dexmier served as Senior Vice President and Chief Financial Officer of Octel Communications Corporation, a provider of voice messaging systems ("Octel"). From April 1995 to October 1995, Mr. Dexmier served as Chief Financial Officer for Kenetech Corporation, a wind energy company. From May 1994 to March 1995, Mr. Dexmier served as Chief Financial Officer for Air Liquide America Corporation, a U.S. subsidiary of the French-based group Air Liquide, a worldwide producer of industrial gases. From January 1991 to January 1994, Mr. Dexmier served as Chief Financial Officer for Thomson Consumer Electronics, Inc., a subsidiary of Thomson SA, a worldwide electronics manufacturer. Mr. Dexmier holds a B.S. in mathematics from Lycee Pasteur, a Ph.D. in electronics from the Ecole Nationale Superieure de l'Aeronautique et de l'Espace and an M.B.A. in economics and finance from the Ecole Polytechnique. In addition, he attended the executive management program at the University of Michigan School of Business Administration.

       KAREN BLASING has served as the Company's Corporate Controller since June 1996 and as a Vice President since August 1997. Ms. Blasing joined the Company in November 1992 as its Director of Financial Planning and Analysis. From January 1989 to October 1992, Ms. Blasing was a Senior Financial Manager at Oracle Corporation, a provider of information management software and services. Ms. Blasing holds a B.S. in both economics and business from the University of Montana and an M.B.A. from the University of Washington.

       SUSAN T. DANIEL has served as the Company's Vice President, Human Resources since February 1998. From March 1981 until February 1998, Ms. Daniel served in a variety of positions at Advanced Micro Devices, Inc., a semiconductor manufacturer, most recently as Vice President, Human Resource Operations. Ms. Daniel holds a B.A. in History from Queens College, an M.A. in social sciences from Syracuse and J.D. from Santa Clara University.

       JAMES F. ENGLE has served as the Company's Vice President and Treasurer since December 1997. From 1991 until December 1997, Mr. Engle served as a Vice President and the Corporate Treasurer of Octel. Mr. Engle holds a B.A. in economics from the University of Missouri and an M.B.A. in international business and corporate finance from the Columbia University Graduate School of Business.

       DIANE L. FRAIMAN will serve as the Company's Vice President, Corporate Marketing beginning April 1998. From September 1996 to March 1998, Ms. Fraiman served as Vice President, Marketing Video & Networking Division, at Tektronix, Inc., a producer of hardware and software networking and video products. From May 1994 to August 1996, Ms. Fraiman was Director of Marketing at Sequent, a manufacturer of large-scale multiprocessor systems. From 1978 to April 1994, Ms. Fraiman worked in a variety of positions at Digital Equipment Corporation, a global networking company, most recently as its Director, Corporate Digital/Microsoft Alliance. Ms. Fraiman holds a B.S. in biomedical engineering from Vanderbilt University.

       J.F. HENDRICKSON, JR. has served as the Company's Vice President, Customer Services, since July 1992 and as its Lenexa (Kansas) Site General Manager since February 1995. From 1991 until the time he joined the Company, Mr. Hendrickson was Senior Vice President of Sales and Support at Image Business Systems, a developer of document image management software for client/server systems.

Mr. Hendrickson holds a B.S. in mechanical engineering from Stanford University and an M.B.A. in business and administration from the University of California, Los Angeles.

       STEPHEN E. HILL has served as the Company's Vice President and General Manager, Tools Business Unit since January 1998. Prior to assuming that position, Mr. Hill served as the Company's Vice President, Advanced Technology since December 1995. Mr. Hill has been employed with the Company since 1985 and has served in various strategic planning and marketing positions. Prior to joining the Company, Mr. Hill held various product development positions at General Electric Company, a diversified electronics and manufacturing company, Software Publishing Corporation, a supplier of business productivity software, and Human Edge Software, a business software company. Mr. Hill holds a B.S. in electrical engineering from the University of Vermont.

       GARY LLOYD has served as the Company's Vice President, Legal and General Counsel since January 1998 and as its Secretary since February 1998. From November 1997 until January 1998, Mr. Lloyd served as the Company's interim General Counsel. From March 1994 until October 1997, Mr. Lloyd was with the law firm of Farella Braun & Martel L.L.P. From 1984 until February 1994 Mr. Lloyd served in a variety of positions at the Securities and Exchange Commission, most recently as its Assistant Director, Division of Enforcement. Mr. Lloyd holds a B.A. in political science and English from Kent State University and a J.D. from Case Western Reserve University.

       WESLEY RAFFEL has served as the Company's Vice President, North American Field Operations since September 1997. From January 1996 to January 1997, Mr. Raffel served as Senior Vice President, Sales and Marketing, and was the acting Chief Executive Officer of AssureNet Pathways, Inc., a network security company. From October 1992 to September 1995, Mr. Raffel was Vice President, Sales, of Global Village Communication, Inc., a designer of integrated communications products for personal computers ("Global Village"). Prior to joining Global Village, Mr. Raffel held a variety of positions at 3Com, most recently as its Vice President, Intercontinental Operations. Mr. Raffel holds a B.A. in general studies from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business.

       MYRON (MIKE) SARANGA has served as the Company's Senior Vice President, Product Management and Development, since May 1993. Prior to joining the Company, Mr. Saranga was employed by IBM for 30 years, where he held various positions, most recently as Assistant General Manager of Programming Systems. Mr. Saranga holds a B.A. in economics from Northeastern University.

       MICHAEL R. STONEBRAKER has served as the Company's Vice President and Chief Technology Officer since February 1996. Dr. Stonebraker co-founded Illustra and served in a consulting capacity with Illustra as its Chief Technology Officer until February 1996. Dr. Stonebraker is the professor emeritus of Electrical Engineering and Computer Sciences at the University of California, Berkeley, where he joined the faculty in 1971. Dr. Stonebraker holds a B.S. in electrical engineering from Princeton University and an M.S. and Ph.D. in computer information and control engineering from the University of Michigan.

       LESLIE G. DENEND has served as a member of the Company's Board of Directors since December 1997. Since December 1997, Mr. Denend has served as President of Network Associates, Inc., a provider of network security and management software, that resulted from the merger of McAfee Associates, Inc. and Network General Corporation ("Network General"). From June 1993 to December 1997, Mr. Denend served as President and Chief Executive Officer of Network General. He also served as Network General's Senior Vice President of Products from February 1993 to June 1993. From November 1990 to December 1992, he was President of Vitalink Communications, a manufacturer of networking products. From January 1989 to October 1990, Mr. Denend served in a variety of positions at 3Com, most recently as Executive Vice President for Product Operations. Mr. Denend is also a director of Rational Software Inc., a provider of component-based development software systems, and Proxim, Inc., a designer of wireless local area networking products. Mr. Denend is a graduate of the United States Air Force Academy and holds an M.B.A. and Ph.D. in economics, public policy and business from Stanford University. Mr. Denend was also a Fulbright Scholar in economics at Bonn University.

       ALBERT F. KNORP, JR. has served as a member of the Company's Board of Directors since 1984 and as its Assistant Secretary since 1985. Mr. Knorp is a general partner in Seaport Ventures, L.P., a family partnership. Since November 1994, Mr. Knorp has been of counsel to the law firm of Gray Cary Ware & Freidenrich. He had previously been a partner in the law firm of Lewis, Knorp, Walsh & Kavalaris. Mr. Knorp holds a B.A. in social studies from Stanford University and an L.L.B. from Santa Clara University.

       JAMES L. KOCH has served as a member of the Company's Board of Directors since May 1991. Since July 1990, Mr. Koch has served in various positions at Santa Clara University. Since February 1997, Mr. Koch has been its Director of the Center for Science, Technology and Society and, since July 1990, a Professor of Management and Corporate Strategy. In addition, from July 1990 to July 1996, Mr. Koch served as Dean of the Leavey School of Business Administration at Santa Clara University. Mr. Koch holds a B.A. in business administration from San Francisco State University and an M.B.A. and Ph.D. in business administration from the University of California, Los Angeles.

       THOMAS A. MCDONNELL has served as a member of the Company's Board of Directors since February 1988. Since 1971, Mr. McDonnell has served as Chief Executive Officer of DST Systems, Inc. ("DST"), a transfer agent for mutual funds, stocks and bonds, and since October 1984 as a director of DST. Mr. McDonnell is also President of DST, a position he has held since 1973; Mr. McDonnell also served as Treasurer of DST from 1973 to September 1995. From August 1983 to November 1995, Mr. McDonnell was Executive Vice President and a director of Kansas City Southern Industries, Inc., a holding company and the former parent of DST. Mr. McDonnell is also director of BHA Group, Inc., a manufacturer of pollution control devices, Cerner Corporation, a provider of software and technology to the health care industry, Computer Sciences Corporation, an information technology company, Euronet Services, Inc., an operator of automatic teller machines, Janus Capital Corporation, a registered investment advisor and Nellcor-Puritan-Bennett Corporation, a medical device company. Mr. McDonnell holds a B.S. and B.A. in accounting from Rockhurst College and an M.B.A. from the Wharton School of the University of Pennsylvania.

       CYRIL J. YANSOUNI has served as a member of the Company's Board of Directors since May 1991. Since March 1991, Mr. Yansouni has been the Chief Executive Officer and Chairman of the Board of Directors of Read-Rite Corporation, a manufacturer of thin film magnetic recording heads. He also is a member of the Advisory Board of both the Leavey School of Business Administration at Santa Clara University and the San Jose State University School of Engineering. Mr. Yansouni is a director of PeopleSoft, Inc., a provider of client/server business software, Raychem Corporation, an international manufacturer and marketer of products for electronics, industrial and telecommunications applications, and ActivCard, a French company that develops authentication communication software. Mr. Yansouni holds a B.S. degree in electrical and mechanical engineering from the University of Louvain, Belgium and an M.S. degree in electrical engineering from Stanford University. In addition, he attended the executive management program at Stanford University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Exchange Act, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such officers, directors, and 10% shareholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file.

       Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, except as noted below, all
Section 16(a) filing requirements applicable to its officers, directors, and 10% stockholders were satisfied on a timely basis. In making these statements, the Company has relied upon the written representations of its officers and directors.

       Thomas McDonnell, a member of the Company's Board of Directors, failed to file a report on Form 4 on a timely basis for a transaction involving the exercise of an option under the 1994 Plan. Such transaction was reported on Mr. McDonnell's Form 5 for the year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

       The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during each of fiscal 1997, 1996 and 1995, respectively, by the "Named Executive Officers" who include (i) the Company's Chairman, President and Chief Executive Officer,
(ii) each of the Company's four most highly compensated executive officers other than its Chief Executive Officer who were serving as officers of the Company at the end of the fiscal year ended December 31, 1997 and whose salary and bonus for fiscal 1997 exceeded $100,000; and (iii) the Company's former President and Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                  ANNUAL COMPENSATION(1)  ---------------
                                                                                            SECURITIES
                                                                  ----------------------    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                          FISCAL YEAR    SALARY      BONUS       OPTIONS(#)     COMPENSATION
---------------------------------------------------  -----------  ----------  ----------  ---------------  -------------
CURRENT EXECUTIVE OFFICERS
Robert J. Finocchio, Jr. (2) ......................        1997   $  185,278  $       --    1,500,000          5,000(12)
  Chairman, President and Chief                            1996           --          --           --             --
  Executive Officer                                        1995           --          --           --             --

J. F. Hendrickson, Jr. (3) ........................        1997      192,667      39,600       83,560(8)       5,977(13)
  Vice President, Customer                                 1996      179,667          --       30,000          6,013
  Services, and Lenexa (Kansas)                            1995      171,667      95,000       40,000          5,395
  Site General Manager

Stephen E. Hill (4) ...............................        1997      163,667      33,400       56,000(9)       2,533(14)
  Vice President and General                               1996      154,569          --       30,000          2,500
  Manager, Tools Business Unit                             1995      145,667      85,000       40,000          2,429

Myron (Mike) Saranga (5) ..........................        1997      267,667      69,000      409,000(10)     43,886(15)
  Senior Vice President, Product                           1996      245,667          --      100,000         45,875
  Management and Development                               1995      229,333     168,000      130,000          5,525

Michael R. Stonebraker (6) ........................        1997      209,200      42,400      135,000(11)      2,592(16)
  Vice President and Chief                                 1996      155,000          --       75,000          1,620
  Technology Officer                                       1995           --          --           --             --

FORMER EXECUTIVE OFFICERS

Phillip E. White (7) ..............................        1997      277,083          --           --        203,967(17)
  Chairman, President and Chief                            1996      461,667          --      200,000          4,484
  Executive Officer                                        1995      421,667     400,000      250,000          4,256

------------------------------

 (1) Other than the salary and bonus described herein, the Company did not pay any executive officer named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during fiscal 1997, 1996 or 1995.

 (2) Mr. Finocchio became Chairman, President and Chief Executive Officer in July 1997. Accordingly, he received no reportable income from the Company for fiscal 1996 or 1995. Mr. Finocchio's salary and other compensation for fiscal 1997 were determined in accordance with the provisions of his Employment Agreement with the Company. See "--Employment Agreements and Change in Control Arrangements." In January 1998, the Company granted Mr. Finocchio an additional option under the 1994 Plan to acquire 500,000 shares of Common Stock, subject to vesting in equal annual installments over four years.

 (3) Mr. Hendrickson became Vice President, Customer Services, in July 1992 and Lenexa (Kansas) Site General Manager in February 1995.

 (4) Mr. Hill was promoted to Vice President and General Manager, Tools Business Unit in January 1998 from Vice President, Advanced Technology, a position he had held since December 1995.

 (5) Mr. Saranga became Senior Vice President, Product Management and Development in May 1993.

 (6) Dr. Stonebraker became Vice President and Chief Technology Officer in February 1996. Accordingly, he received no reportable income for fiscal 1995.

 (7) Mr. White resigned as Chairman, President and Chief Executive Officer in July 1997.

 (8) Includes options to purchase 56,000 shares that Mr. Hendrickson elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Hendrickson forfeited the right to purchase 14,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing."

 (9) Fiscal 1997 figure includes 56,000 shares that Mr. Hill elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Hill forfeited the right to purchase 14,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing." In January 1998, the Company granted Mr. Hill an additional option under the 1994 Plan to acquire 100,000 shares of Common Stock, subject to vesting in equal installments over four years.

(10) Fiscal 1997 figure includes 184,000 shares Mr. Saranga elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Saranga forfeited the right to purchase 46,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing." Fiscal 1997 figure also includes 100,000 option shares of which will vest on December 31, 2000 if Mr. Saranga remains an employee of the Company on such date. In January 1998, the Company granted Mr. Saranga the right to receive 35,000 performance shares of Common Stock under the 1994 Plan during each of the next three years if certain financial milestones are met as of January 1, 1999, 2000 and 2001. Such performance shares are subject to a right of repurchase in favor of the Company which shall lapse if Mr. Saranga remains an employee of the Company on January 1, 2001.

(11) Fiscal 1997 figure includes options to purchase 60,000 shares Dr. Stonebraker elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Dr. Stonebraker forfeited the right to purchase 15,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing."

(12) Represents reimbursement by the Company of $5,000 in legal fees incurred in connection with the negotiation of Mr. Finocchio's Employment Agreement. See "Employment Agreements and Change in Control Arrangements."

(13) Represents $4,050, $4,013 and $3,395 in group life insurance paid by the Company in fiscal 1997, 1996 and 1995, respectively, and $1,927, $2,000 and $2,000 in matching contributions under the Company's 401(k) Plan by the Company in fiscal 1997, 1996 and 1995, respectively.

(14) Represents $533, $500 and $429 in group life insurance paid by the Company in fiscal 1997, 1996 and 1995, respectively, and $2,000, $2,000 and $2,000 in matching contributions under the Company's 401(k) Plan by the Company in fiscal 1997, 1996 and 1995, respectively.

(15) Represents $6,318, $4,050 and $3,525 in group life insurance paid by the Company in fiscal 1997, 1996 and 1995, respectively and $2,000, $2,000, and $2,000 in matching contributions under the Company's 401(k) plan in fiscal 1997, 1996 and 1995, respectively. Includes $35,568 and $39,825 in forgiveness by the Company in fiscal 1997 and 1996, respectively, of outstanding principal and accrued interest (such forgiveness amounts were not grossed up to satisfy tax obligations) under a promissory note delivered by Mr. Saranga to the Company. See "Certain Relationships and Related Transactions."

(16) Represents $2,592 and $1,620 in group life insurance paid by the Company in fiscal 1997 and 1996, respectively.

(17) Represents $4,050, $2,484 and $2,256 in group life insurance paid by the Company in fiscal 1997, 1996 and 1995, respectively; and $2,000, $2,000 and $2,000 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 figure also includes $197,917 paid by the Company in connection with Mr. White's resignation pursuant to the terms of his Employment Agreement with the Company. See "--Employment Agreements and Change in Control Arrangements" and "Certain Relationships and Related Transactions."

STOCK OPTION GRANTS

       The following table provides information relating to stock options awarded to each of the Named Executive Officers during fiscal 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                                          ----------------------------------------------------  POTENTIAL REALIZABLE VALUES
                                          NUMBER OF     PERCENT OF                               AT ASSUMED ANNUAL RATES OF
                                          SECURITIES   TOTAL OPTIONS                            STOCK PRICE APPRECIATION FOR
                                          UNDERLYING    GRANTED TO      EXERCISE                      OPTIONS TERM(1)
                                           OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION   ----------------------------
                                           GRANTED    FISCAL 1997(2)    SHARE(3)     DATE(4)         5%             10%
                                          ----------  ---------------  ----------  -----------  -------------  -------------
CURRENT EXECUTIVE OFFICERS
  Robert J. Finocchio, Jr. (5)..........   1,500,000         11.44%    $  10.8125    07/22/07   $  10,199,885  $  25,848,511
  J. F. Hendrickson, Jr. (6)............      27,500          0.21         9.0313    06/18/07         156,193        395,823
                                              32,000          0.24         7.1563    04/18/05          99,665        234,842
                                              24,000          0.18         7.1563    05/16/06          88,044        213,728
  Stephen E. Hill(7)....................      50,000          0.38         9.0313    06/18/07         283,987        719,678
                                              32,000          0.24         7.1563    04/18/05          99,665        234,842
                                              24,800          0.18         7.1563    05/16/06          88,044        213,728
  Myron (Mike) Saranga (8)..............     125,000          0.95         9.0313    06/18/07         709,967      1,799,196
                                             100,000          0.76         9.5000    09/15/07         597,450      1,514,055
                                             104,000          0.79         7.1563    04/18/05         323,911        763,235
                                              80,000          0.61         7.1563    05/16/06         293,481        712,425
  Michael R. Stonebraker (9)............      75,000          0.57         9.0313    06/18/07         425,980      1,079,517
                                              60,000          0.46         7.1563    04/15/06         217,424        526,549
FORMER EXECUTIVE OFFICERS
  Phillip E. White......................          --            --             --          --              --             --

------------------------------

(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth.

(2) Based on options to acquire 13,107,338 shares granted under the 1994 Plan, the Director Plan and the Company's 1987 Non-Statutory Stock Option Plan. Such option grants include shares granted as a result of the Company's November 1997 option repricing program. See "--Stock Option Repricing." Unless otherwise specified herein, all options granted to the Named Executive Officers were under the 1994 Plan.

(3) Options were granted at an exercise price equal to not less than the fair market value of the Company's Common Stock on the date of grant as reported on the Nasdaq National Stock Market. The exercise price may be paid in cash, check, by delivery of already-owned shares of the Company's Common Stock subject to certain conditions or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(4) Twenty-five percent (25%) of the shares issuable upon exercise of options granted under the 1994 Plan become vested on the first anniversary of the date of grant, and the remaining shares vest over three years at the rate of 25% of the shares subject to option vesting on each successive anniversary of the option grant date. Unless otherwise specified, options granted to Named Executive Officers in fiscal 1997, including options granted outside the 1994 Plan, are subject to the Company's standard four year vesting schedule described above.

(5) The options to purchase 1,500,000 option shares of Common Stock granted to Mr. Finocchio were issued in connection with his Employment Agreement with the Company. See "Employment Agreements and Change in Control Arrangements." Of the 1,500,000 option shares granted to Mr. Finocchio, 1,000,000 were granted under the 1994 Plan and 500,000 were granted under the Company's 1997 Non-Statutory Stock Option Plan. In addition, in January 1998, the Company granted Mr. Finocchio an additional option under the 1994 Plan to acquire 500,000 shares of Common Stock, subject to vesting in equal annual installments over four years.

(6) Option grant figures includes 56,000 shares Mr. Hendrickson elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Hendrickson forfeited the right to purchase 14,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing."

(7) Option grant figures includes 56,000 shares Mr. Hill elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Hill forfeited the right to purchase 14,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing." In addition, in January 1998, the Company granted Mr. Hill an additional option under the 1994 Plan to acquire 100,000 shares of Common Stock, subject to vesting in equal annual installments over four years.

(8) Option grant figures includes 184,000 shares Mr. Saranga elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Mr. Saranga forfeited the right to purchase 46,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing." Mr. Saranga's option to purchase up to 100,000 shares of the Common Stock of the Company granted in September 1997 under the 1994 Plan will become vested on December 31, 2000 if Mr. Saranga remains an employee of the Company on such date. In January 1998, the Company granted Mr. Saranga the right to receive 35,000 performance shares of Common Stock under the 1994 Plan each of the next three years if certain financial milestones are met as of January 1, 1999, 2000 and 2001. Such performance shares are subject to a right of repurchase in favor of the Company which shall lapse if Mr. Saranga remains an employee of the Company on January 1, 2001.

(9) Option grant figures includes 60,000 shares Dr. Stonebraker elected to reprice under the Company's November 1997 option repricing program. In connection with such repricing, Dr. Stonebraker forfeited the right to purchase 15,000 shares of Common Stock under options previously granted to him. See "--Stock Option Repricing."

OPTION EXERCISES AND FISCAL 1997 YEAR-END VALUES

       The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during fiscal 1997 and stock options held as of December 31, 1997 by the Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                   OPTIONS AT DECEMBER 31,        IN-THE-MONEY OPTIONS
                                        SHARES                               1997                AT DECEMBER 31, 1997(2)
                                      ACQUIRED OR      VALUE      --------------------------   ---------------------------
                                       EXERCISED    REALIZED(1)   EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                      -----------   -----------   -----------  -------------   ------------  -------------
CURRENT EXECUTIVE OFFICERS
  Robert J. Finocchio, Jr.(3).......        --       $     --              --    1,500,000     $         --    $     --
  J. F. Hendrickson, Jr.............        --             --         320,000       93,500          132,800          --
  Stephen E. Hill (4)...............    15,000        142,188          62,500      116,000               --          --
  Myron (Mike) Saranga (5)..........        --             --         135,000      429,000               --          --
  Michael R. Stonebraker............        --             --              --      135,000               --          --

FORMER EXECUTIVE OFFICERS
  Phillip E. White..................    50,000         63,810       1,245,000(6)          --        624,348(6)         --

------------------------------

(1) Market value at the time of exercise less the applicable exercise price.

(2) Based on the closing sales price of $4.750 of the underlying securities as of December 31, 1997 as reported on the Nasdaq National Stock Market minus the exercise price.

(3) In January 1998, the Company granted Mr. Finocchio an additional option to purchase 500,000 shares of Common Stock under the 1994 Plan, subject to vesting in equal installments over four years.

(4) In January 1998, the Company granted Mr. Hill an additional option to purchase 100,000 shares of Common Stock under the 1994 Plan, subject to vesting in equal installments over four years.

(5) In January 1998, the Company granted Mr. Saranga the right to receive 35,000 performance shares of Common Stock under the 1994 Plan each of the next three years if certain financial milestones are met as of January 1, 1999, 2000 and 2001. Such performance shares are subject to a right of repurchase in favor of the Company which shall lapse if Mr. Saranga remains an employee of the Company on January 1, 2001.

(6) All of Mr. White's options expired in February 1998. Prior to the expiration of such options, Mr. White exercised options to acquire an aggregate of 540,000 shares of Common Stock in January and February 1998 with a realized value of approximately $1,161,380.

STOCK OPTION REPRICING

       In September 1997, the Company's Board of Directors authorized the repricing of outstanding options to purchase Common Stock under the Company's stock option plans. Employees, including Named Executive Officers, were eligible to participate only if they remained actively employed at the effective date of the repricing and were only permitted to exchange options outstanding prior to May 1, 1997. The repricing/option exchange was effective November 21, 1997 (the "Repricing Effective Date"). The repricing program offered eligible employees the opportunity to exchange eligible outstanding options with exercise prices in excess of the closing sales price of the Company's Common Stock on the Repricing Effective Date for a new option with an exercise price equal to such price. Other than the exercise price, each new option issued upon exchange has terms substantially equivalent to the surrendered option, including with respect to the number of shares, vesting terms and expiration. Options issued in connection with the exchange may not be exercised for a period of one year from the Repricing Effective Date, however. In addition, officers of the Company participating in the option exchange were required to forfeit 20% of the shares subject to each option being surrendered. The exercise price for repriced options was $7.1563, the closing sales price of the Company's Common Stock on the Repricing Effective Date. The following table provides information with respect to the November 1997 repricing for the Named Executive Officers and for other executive officers of the Company who elected to reprice options. These are the only executive officers of the Company who had their options repriced.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                   NUMBER OF
                                                  SECURITIES    MARKET PRICE                                  LENGTH OF
                                                  UNDERLYING     OF STOCK AT     EXERCISE                  ORIGINAL OPTION
                                                 OPTIONS/SARS      TIME OF     PRICE AT TIME      NEW      TERM REMAINING
                                                  REPRICED OR   REPRICING OR   OF REPRICING    EXERCISE      AT DATE OF
                                                    AMENDED       AMENDMENT    OR AMENDMENT      PRICE      REPRICING OR
                NAME                    DATE        (#)(1)           ($)            ($)           ($)         AMENDMENT
------------------------------------  ---------  -------------  -------------  -------------  -----------  ---------------
CURRENT EXECUTIVE OFFICERS
  Robert F. Finocchio, Jr.(2).......         --           --             --             --            --             --
  Karen Blasing(3)..................   11/21/97        4,200         7.1563         18.250        7.1563           7.41
                                       11/21/97        4,800         7.1563         18.250        7.1563           8.49
                                       11/21/97        8,000         7.1563         18.250        7.1563           8.54
  J. F. Hendrickson, Jr.(4).........   11/21/97       32,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       24,000         7.1563         24.125        7.1563           8.48
  Stephen E. Hill(5)................   11/21/97       32,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       24,000         7.1563         24.125        7.1563           8.48
  Myron (Mike) Saranga(6)...........   11/21/97      104,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       80,000         7.1563         24.125        7.1563           8.48
  Michael R. Stonebraker(7).........   11/21/97       60,000         7.1563         19.375        7.1563           8.40

FORMER EXECUTIVE OFFICERS
  Philip E. White(8)................         --           --             --             --            --             --

------------------------------

(1) All options repriced by the Named Executive Officers and other executive officers listed in the above table were granted under the 1994 Plan.

(2) Mr. Finocchio became Chairman, President and Chief Executive Officer in July 1997; consequently, he was not eligible to participate in the November 1997 repricing.

(3) Ms. Blasing has served as the Company's Corporate Controller since June 1996 and as a Vice President since August 1997. Ms. Blasing forfeited the right to purchase 4,250 shares of Common Stock as a result of the repricing. At the time of the repricing, 4,600 of the 17,000 options Ms. Blasing elected to reprice were vested.

(4) Mr. Hendrickson forfeited the right to purchase 14,000 shares of Common Stock as a result of the repricing. At the time of repricing, 22,000 of the 56,000 options Mr. Hendrickson elected to reprice were vested.

(5) Mr. Hill forfeited the right to purchase 14,000 shares of Common Stock as a result of the repricing. At the time of repricing, 22,000 of the 56,000 options Mr. Hill elected to reprice were vested.

(6) Mr. Saranga forfeited his right to purchase 46,000 shares of Common Stock as a result of the repricing. At the time of the repricing, 72,000 of the 184,000 options Mr. Saranga elected to reprice were vested.

(7) Dr. Stonebraker forfeited his right to purchase 15,000 shares of Common Stock as a result of the repricing. At the time of the repricing, 15,000 of the 60,000 options Dr. Stonebraker elected to reprice were unvested.

(8) Mr. White resigned as the Company's Chairman, President and Chief Executive Officer in July 1997; consequently he was not eligible to participate in the November 1997 repricing.

       In December 1997, the Company's Board of Directors authorized a second option repricing to be effective January 9, 1998 (the "Second Repricing Effective Date") based upon the closing sales price of the Company's Common Stock as of the Second Repricing Effective Date ($5.094). Under the terms of the second repricing, each employee, other than officers and directors of the Company, could elect to exchange any option outstanding as of May 1, 1997 for a new option with an exercise price equal to the closing sales price on the Second Repricing Effective Date. Options exchanged in the second repricing may not be exercised for a period of one year from the Second Repricing Effective Date.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

       On July 18, 1997, the Company entered into an at-will employment agreement with Mr. Finocchio, the Company's Chairman, President and Chief Executive Officer. The agreement provides for an annual base salary of $460,000, subject to annual review concerning increases. Pursuant to the agreement, the Company granted Mr. Finocchio an option to purchase 1,000,000 shares of Common Stock under the 1994 Plan at an exercise price per share of $10.8125, subject to vesting in equal annual installments over four years and an option under the Company's 1997 Non-Statutory Stock Option Plan to acquire an additional 500,000 shares of Common Stock, also at an exercise price of $10.8125 and subject to vesting under the same terms as the grant under the 1994 Plan. In the event of a merger or change in control of the Company, the exercisability of Mr. Finocchio's options will accelerate so as to become fully vested. In January 1998, the Company granted Mr. Finocchio an additional option under the 1994 Plan to acquire 500,000 shares of Common Stock, subject to vesting in equal annual installments over four years.

       On September 24, 1997, the Company entered into an at-will employment letter agreement with Jean-Yves F. Dexmier, the Company's Executive Vice President and Chief Financial Officer, which provides for an annual base salary of $350,000 and an annual cash bonus based on the achievement of individual and Company performance objectives. In the event Mr. Dexmier is terminated without cause within the first twelve months of his employment with the Company, he will be entitled to receive severance in an amount equal to one year of base salary plus any bonus he would have been entitled to receive under the Company's executive compensation plan. If such termination occurs after Mr. Dexmier's first twelve months with the Company, he shall be entitled to receive as severance an amount equal to six months base salary. If there is a change of control of the Company within the first twelve months Mr. Dexmier is employed with the Company, Mr. Dexmier will be entitled to receive $1,000,000 less any stock option profit realized upon the change in ownership. In connection with his employment, the Company granted Mr. Dexmier an option under the 1994 Plan to acquire 500,000 shares of Common Stock at an exercise price of $6.8125, subject to vesting in equal annual installments over four years. In January 1998, the Company granted Mr. Dexmier an additional option under the 1994 Plan to acquire 100,000 shares of Common Stock, subject to equal annual installments over four years.

       On September 18, 1997, the Company entered into an at-will employment letter agreement with Wesley Raffel, the Company's Vice President, North American Field Operations, which provides for an annual base salary of $250,000 and an annual cash bonus based on the achievement of individual and Company performance objectives. In the event of a change in the Chief Executive Officer or a change in ownership of the Company, Mr. Raffel will be entitled to receive severance in an amount equal to one year of base salary. In connection with his employment, the Company granted Mr. Raffel an option under the 1994 Plan to acquire 325,000 shares of Common Stock at an exercise price of $7.3438, subject to vesting in equal annual installments over four years.

       In October 1997, the Company entered into Change of Control Agreements (the "Change of Control Agreements") with Messrs. Dexmier and Raffel, Myron
(Mike) Saranga, the Company's Senior Vice President, Product Management and Development, and Karen Blasing, the Company's Vice President and Corporate Controller. The Change of Control Agreements, which are substantially similar for each executive officer, provide that in the event a change in control of the Company occurs, the exercisability of each executive officer's options will accelerate so as to become fully vested.

       In January 1998, the Company entered into an at-will employment letter with Susan T. Daniel, the Company's Vice President, Human Resources, which provides for an annual base salary of $230,000 and an annual cash bonus based on the achievement of individual and Company performance objectives. Ms. Daniel will also receive $7,500 annually her first two years of employment if she remains employed with the Company on the anniversary date of her employment with the Company. In connection with her employment, the Company granted Ms. Daniel an option under the 1994 Plan to acquire 200,000 shares of Common Stock at a per share exercise price of $7.4688, subject to vesting in equal annual installments over four years. In the event of a change of ownership of the Company within Ms. Daniel's first two years of employment with the Company where Ms. Daniel's employment is terminated within 90 days of the change of control event other than for cause, she will be entitled to receive severance in an amount equal to one (1) year base salary. If a change of control in the ownership of the Company occurs within Ms. Daniel's first six months with the Company, the exercisability of her options will accelerate as to two years additional vesting. If such change of control takes place after such six month period, the exercisability of Ms. Daniel's options will accelerate so as to become fully vested.

       In January 1998, the Company entered into an at-will employment letter with Gary Lloyd, the Company's Vice President, Legal, General Counsel and Secretary, which provides for an annual base salary of $200,000 and an annual cash bonus based on the achievement of individual and Company performance objectives. In connection with his employment, the Company granted Mr. Lloyd an option under the 1994 Plan to acquire 150,000 shares of Common Stock at a per share exercise price of $5.7500, subject to vesting in equal installments over four years. If a change of control in the ownership of the Company occurs within Mr. Lloyd's first six months with the Company, the exercisability of his options will accelerate as to two years additional vesting. If such change of control takes place after such six month period, the exercisability of Mr. Lloyd's options will accelerate so as to become fully vested.

       On March 18, 1998, the Company entered into an at-will employment letter agreement with Diane L. Fraiman, the Company's Vice President, Corporate Marketing, which provides for an annual base salary of $250,000 and an annual cash bonus based on the achievement of individual and Company performance objectives. Pursuant to her employment letter, Ms. Fraiman received a $135,000 signing bonus, which Ms. Fraiman will be required to repay in full if she terminates her employment with the Company prior to the first anniversary of her commencement date. Ms. Fraiman will be required to repay half that amount if she terminates her employment after the first anniversary date but prior to the second anniversary date. In connection with her employment with the Company, the Company granted Ms. Fraiman option to acquire 200,000 shares of Common Stock at an exercise price equal to the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market on Ms. Fraiman's employment commencement date with the Company, subject to vesting in equal annual installments over four years. If there is a change in control of the Company within the first six months after the date of Ms. Fraiman's employment letter, the vesting of Ms. Fraiman's options will accelerate as to two year's additional vesting. If such change of control occurs after such six month anniversary, Ms. Fraiman's options will accelerate so as to become fully vested.

       Other than the employment arrangements described above, the Company does not have employment agreements with any other current executive officer or director.

       In connection with Philip E. White's resignation as Chairman, President and Chief Executive Officer in July 1997, and pursuant to his employment agreement with the Company, the Company was obligated to pay Mr. White six months salary at a rate of $39,583.34 per month from the time of his resignation.

       The Company has entered into severance arrangements with additional former executive officers of the Company. See "Certain Relationships and Related Transactions."

       The Company has also adopted a Rights Agreement, commonly referred to as a poison pill. The Company's Board of Directors has declared a dividend of one Purchase Right ("Right") under the Company's Rights Agreement for each share of the Company's Common Stock outstanding on September 17, 1991 or thereafter issued. When exercisable, each Right initially entitles the holder to purchase one share of Common Stock at a specified price. The Rights become exercisable on the earlier of: (i) the tenth day (or such later date as may be determined by a majority of the Company's Directors not affiliated with the acquiring person or group (the "Continuing Directors")) after a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% of more of the Company's outstanding Common Stock or (ii) the tenth business day (or such later date as may be determined by a majority of the Continuing Directors) following the consummation of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 20% or more of the Company's outstanding Common Stock. If an acquiror obtains 20% or more of the Company's outstanding Common Stock (other than in certain permitted transactions), and unless the Rights are earlier redeemed, the holder of each unexercised Right will have the right to receive shares of the Company's Common Stock having a value equal to two times the purchase price. Similarly, unless the Rights are earlier redeemed, after the tenth day following certain acquisition transactions, proper provision must be made so that holders of Rights (other than those beneficially owned by an acquiring person, which will thereafter be void) will thereafter have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the purchase price. The Rights Agreement has been amended so as to prevent holders of the Series A-1 Preferred and the holders of the Series B Preferred from being deemed acquiring persons under the Rights Agreement by virtue of their beneficial ownership of securities issued or issuable in connection with the sale and issuance of Preferred Stock. The Rights expire on July 25, 2005 or on their earlier exchange, redemption or expiration in connection with certain permitted transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and Series B Preferred as of December 31, 1997 by (i) each person or entity who is known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock or Series B Preferred; (ii) each director of the Company; (iii) the Named Executive Officers; and (iv) all directors and current executive officers of the Company as a group.

                                                                                              SHARES OF COMMON STOCK
                                                                                              BENEFICIALLY OWNED(2)
                                                                                            --------------------------
                                                                                                           PERCENT OF
NAME AND ADDRESS OF STOCKHOLDER(1)                                                             NUMBER        CLASS
------------------------------------------------------------------------------------------  ------------  ------------
COMMON STOCK
5% STOCKHOLDERS
  Fletcher International Limited(3) ......................................................    13,674,500         8.2%
  c/o Midland Bank Trust Corporation (Cayman) Limited
  P.O. Box 1109, Mary Street
  Grand Cayman, Cayman Islands
  British West Indies
DIRECTORS AND CURRENT EXECUTIVE OFFICERS
  Leslie G. Denend(4).....................................................................            --          --
  Robert J. Finocchio, Jr.(5).............................................................           100           *
  J.F. Hendrickson, Jr.(6)................................................................       321,072           *
  Stephen E. Hill(7)......................................................................        64,373           *
  Albert F. Knorp, Jr.(8).................................................................       153,868           *
  James L. Koch(9)........................................................................        84,000           *
  Thomas A. McDonnell(10).................................................................       140,000           *
  Myron (Mike) Saranga(11)................................................................       136,760           *
  Michael R. Stonebraker(12)..............................................................       638,655           *
  Cyril J. Yansouni(13)...................................................................        40,000           *
  All current directors and executive officers as a group (17 persons)(14)................     1,587,679         1.0
FORMER EXECUTIVE OFFICERS
  Phillip E. White(15)....................................................................     1,257,819           *
SERIES B PREFERRED
  CC Investments, LDC (16)(17) ...........................................................        12,500        25.0
  c/o Fund Services
  Corporate Centre, West Bay Road
  P.O. Box 31106, SMB
  Grand Cayman, Cayman Islands BVI
  Proprietary Convertible Investment Group Inc.(16)(18) ..................................        20,000        40.0
  c/o Credit Suisse First Boston
  11 Madison Avenue, 3rd Floor
  New York, New York 10010
  Capital Ventures International(16)(19) .................................................        17,500        35.0%
  1 Capital Place
  P.O. Box 1787
  Georgetown, Grand Cayman, Grand Cayman Islands BVI

------------------------------

   * Less than 1%.

 (1) Unless otherwise indicated, the address for each listed stockholder, other than the Selling Stockholders, is c/o Informix Corporation, 4100 Bohannon Drive, Menlo Park, California 94025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

 (2) For figures related to holdings of Common Stock, applicable percentage ownership is based on 165,356,959 shares of Common Stock outstanding as of December 31, 1997 (including the February 1998 issuance of 12,769,908 shares of Common Stock issued to Fletcher upon conversion of 220,000 shares of Series A-1 Preferred as described more fully in footnote 3), together with applicable options or warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the

     Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of Common Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of December 31, 1997 or shares of Common Stock issuable upon conversion of Preferred Stock which shares of Preferred Stock are presently convertible or convertible within 60 days of December 31, 1997 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

 (3) Includes 12,769,208 shares of Common Stock issued upon conversion of 220,000 shares of Series A-1 Preferred on February 13, 1998 and 904,592 shares of Common Stock currently issuable upon conversion of shares of Series A-1 Preferred, which are currently issuable upon exercise of the Series A-1 Warrant. As described below, the number of shares of Common Stock issuable upon exercise and conversion of the Series A-1 Warrant will increase effective April 1, 1998. Fletcher is the original purchaser of 160,000 shares of the Company's Series A Preferred and the Series A Warrant to purchase an additional 140,000 shares of Series A Preferred. Fletcher exchanged such Series A Preferred for a like number of shares of Series A-1 Preferred and exchanged the Series A Warrant for the Series A-1 Warrant to purchase a like number of shares of Series A-1 Preferred. The Series A-1 Preferred is convertible into Common Stock of the Company based on a conversion rate that is dependent upon the trading price of the Company's Common Stock as reported on The Nasdaq Stock Market prior to the time of such conversion. As indicated above, on February 13, 1998, Fletcher exercised the Series A-1 Warrant with respect to 60,000 shares of Series A-1 Preferred and simultaneously converted 220,000 shares of A-1 Preferred into 12,769,908 shares of Common Stock. Pursuant to the terms of the Subscription Agreement, the maximum number of shares of Common Stock issuable upon conversion of the Series A-1 Preferred (including upon exercise and conversion of the Series A-1 Warrant) was 13,674,500 as of December 31, 1997; however, on January 26, 1998, pursuant to the terms of the original financing agreements, Fletcher gave the Company a notice designating 16,674,500 shares as the maximum number of shares of Common Stock to be issuable upon conversion of the Series A-1 Preferred on or after April 1, 1998. Fletcher must give the Company another notice to increase the maximum number of conversion shares further. The Series A-1 Preferred shares are non-voting securities and holders of Series A-1 Preferred are not generally entitled to vote on corporate matters, prior to the conversion of such shares into Common Stock.

 (4) Mr. Denend is a member of the Company's Board of Directors.

 (5) Includes 100 shares of Common Stock held by Mr. Finocchio's minor son. Mr. Finocchio is the Company's Chairman, President and Chief Executive Officer. See "Management--Employment Agreements and Change-in-Control Arrangements."

 (6) Includes 320,000 shares of Common Stock held issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. Hendrickson is the Company's Vice President, Customer Services, and Lenexa (Kansas) Site General Manager. Mr. Hendrickson forfeited options to acquire 14,000 shares of Common Stock in connection with the Company's November 1997 option repricing program. See "Executive Compensation--Stock Option Repricing."

 (7) Includes 62,500 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. Hill is the Company's Vice President and General Manager, Tools Business Unit. Mr. Hill forfeited options to acquire 14,000 shares of Common Stock in connection with the Company's November 1997 option repricing program. See "Executive Compensation--Stock Option Repricing."

 (8) Includes 25,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Also includes 105,728 shares of Common Stock held by Seaport Ventures, L.P., of which Mr. Knorp is a general partner. Mr. Knorp is a member of the Company's Board of Directors.

 (9) Includes 82,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. Koch is a member of the Company's Board of Directors.

 (10) Includes 85,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. McDonnell is a member of the Company's Board of Directors.

 (11) Includes 135,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. Saranga is the Company's Senior Vice President, Product Management and Development. Mr. Saranga forfeited options to acquire 46,000 shares of Common Stock in connection with the Company's November 1997 option repricing program. See "Executive Compensation--Stock Option Repricing."

 (12) Includes 181,882 shares of Common Stock held by Dr. Stonebraker's minor children and 533 shares of Common Stock held by Dr. Stonebraker as trustee for the Michael Stonebraker Pension Plan. Dr. Stonebraker is the Company's Vice President and Chief Technology Officer. Dr. Stonebraker forfeited options to acquire 15,000 shares of Common Stock in connection with the Company's November 1997 option repricing program. See "Executive Compensation--Stock Option Repricing."

 (13) Includes 40,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997. Mr. Yansouni is a member of the Company's Board of Directors.

 (14) Includes 754,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997.

 (15) Includes 1,245,000 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will be exercisable withing 60 days of December 31, 1997. Mr. White resigned as Chairman of the Board of Directors, President and Chief Executive Officer in July 1997. Mr. White's options remained exercisable for 90 days after the termination of his employment, and such 90 day period was extended for any days when the Company was out of compliance with its reporting requirements under the Exchange Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Mr. White's options expired in February 1998. Prior to the termination of such options, Mr. White exercised options to acquire an aggregate of 540,000 shares of Common Stock in January and February 1998.

 (16) The Series B Preferred is convertible into Common Stock of the Company based upon the trading price of the Company's Common Stock as reported on The Nasdaq Stock Market. The Series B Preferred are non-voting securities and only shares of Common Stock issuable upon conversion of the Series B Preferred are entitled to vote on corporate matters. Generally, shares of Series B Preferred are first convertible on May 19, 1998. Upon conversion of the Series B Preferred, the holders of such Series B Preferred will be issued the Series B Warrants which will be exercisable immediately thereafter.

 (17) Based on an assumed Series B Preferred conversion price of $4.00, upon conversion of such holder's shares of Series B Preferred such holder would hold 3,800,000 shares of Common Stock of the Company, including 675,000 shares of Common Stock purchasable upon exercise of the Series B Warrants. Based upon the assumed issuance of all shares of Common Stock issuable upon the conversion of the Series B Preferred and upon exercise of the Series B Warrants, such holder would hold approximately 2.3% of the Company's outstanding Common Stock as of December 31, 1997, after taking into consideration the February 1998 issuance of 12,769,208 shares to Fletcher upon conversion of certain shares of Series A-1 Preferred (see footnote 3).

 (18) Based on an assumed Series B Preferred conversion price of $4.00, upon conversion of such holder's shares of Series B Preferred such holder would hold 6,080,000 shares of Common Stock of the Company, including 1,080,000 shares of Common Stock purchasable upon exercise of the Series B Warrants. Based upon the assumed issuance of all shares of Common Stock issuable upon the conversion of the Series B Preferred and upon exercise of the Series B Warrants, such holder would hold approximately 3.7% of the Company's outstanding Common Stock as of December 31, 1997, after taking into consideration the February 1998 issuance of 12,769,208 shares to Fletcher upon conversion of certain shares of Series A-1 Preferred (see footnote 3).

 (19) Based on an assumed Series B Preferred conversion price of $4.00, upon conversion of such holder's shares of Series B Preferred such holder would hold 5,320,000 shares of Common Stock of the Company, including 945,000 shares of Common Stock purchasable upon exercise of the Series B Warrants. Based upon the assumed issuance of all shares of Common Stock issuable upon the conversion of the Series B Preferred and upon exercise of the Series B Warrants, such holder would hold approximately 3.2% of the Company's outstanding Common Stock as of December 31, 1997, after taking into consideration the February 1998 issuance of 12,769,208 shares to Fletcher upon conversion of certain shares of Series A-1 Preferred (see footnote 3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In June 1993, the Company made a loan in the principal amount of $150,000 to Myron (Mike) Saranga, the Company's Senior Vice President, Product Management and Development, in connection with his accepting employment by the Company. The loan is secured by a second deed of trust on residential real property acquired by Mr. Saranga in California and was originally due and payable in full on the earliest of June 2, 1995, the date Mr. Saranga sold certain residential real property located in Connecticut, or the date Mr. Saranga's employment with the Company was terminated. In June 1995, Mr. Saranga and the Company amended the loan to increase the interest rate of 3.56% per annum to 6.55% per annum and to provide that $30,000 of principal, and accrued interest, would be forgiven on June 2, 1996 and each anniversary thereafter until the loan is no longer outstanding, provided that Mr. Saranga remains an employee of the Company. The loan continues to provide that the full amount of unpaid principal and accrued interest will become immediately due and payable on the date Mr. Saranga's employment with the Company is terminated for any reason. In June 1997 and June 1996, respectively, the Company forgave $35,568 and $39,825 of principal and interest on the loan under the promissory note, respectively (such forgiveness amounts were not grossed up to satisfy tax obligations). As of December 31, 1997, outstanding principal under the note totaled $90,000.

       In April 1997, the Company entered into Separation Agreements with Ronald
M. Alvarez, the Company's former Vice President, American Sales, and Edwin C. Winder, the Company's former Vice President, Japan Operations, in connection with their resignations as executive officers of the Company. Under the terms of their respective Separation Agreements, Mr. Alvarez and Mr. Winder received payments for six months additional salary from the time of their resignations at the rate of $17,083.33 and $18,250.00 per month, respectively. In addition, Mr. Alvarez received a bonus in the amount of $7,686.00 for his services during the Company's first fiscal quarter of 1997. As part of his Separation Agreement, options to purchase 11,250 shares of Common Stock of the Company held by Mr. Alvarez continued to vest during the six months subsequent to his resignation date. The Company also agreed to pay both Mr. Alvarez and Mr. Winder additional fees for outplacement services and legal fees incurred in connection with the negotiation of their respective Separation Agreements.

       In connection with D. Kenneth Coulter's resignation as Executive Vice President, Worldwide Field Operations in July 1997, and pursuant to an Employment Agreement the Company previously entered with Mr. Coulter, the Company paid Mr. Coulter an aggregate of $106,954 over the five month period ending December 31, 1997.

       In January 1997, the Company made a loan in the principal amount of $150,000 to Alan Henricks, the Company's former Executive Vice President and Chief Financial Officer, at an interest rate of seven percent (7.0%) per annum in connection with his appointment as Chief Financial Officer. Under the terms of the loan, $50,000 of principal would be forgiven on December 20 of each year that Mr. Henricks remained an employee of the Company. In connection with Mr. Henricks' resignation in April 1997, the Company entered into a Separation Agreement with Mr. Henricks whereby the Company agreed to pay Mr. Henricks nine months salary at a rate of $25,000.00 per month following his resignation. In addition, Mr. Henricks agreed to repay the outstanding principal and interest under the note in equal monthly installments of $17,156.00 through deductions from Mr. Henricks' monthly severance payments described above.

       In connection with David H. Stanley's resignation as Vice President, Legal and Corporate Services, and General Counsel in October 1997, the Company entered into a Separation Agreement with Mr. Stanley whereby the Company agreed to pay Mr. Stanley six months salary at a rate of $16,666.67 per month following his resignation. In addition, the Company agreed that unvested options to purchase up to an aggregate of 150,000 shares of Common Stock of the Company held by Mr. Stanley would continue to vest during a one month transition period. Under the Separation Agreement the Company also agreed to pay Mr. Stanley up to $5,000 for outplacement services.

       The Company has made certain payments to Phillip E. White, the Company's former Chairman, President and Chief Executive Officer in connection with his resignation pursuant to the terms of an employment agreement between the Company and Mr. White. See "Management--Employment Agreements and Change in Control Arrangements."

       On November 17, 1997, the Company issued 160,000 shares of Series A-1 Preferred in cancellation of and exchange for all of the outstanding Series A Convertible Preferred Stock previously issued in connection with a Subscription Agreement, dated August 12, 1997, between Fletcher International Limited and the Company. The issuance of the Series A-1 Preferred in exchange for the Series A Preferred was effected in reliance on the exemption under Section 3(a)(9) of the Securities Act.

       In connection with the issuance of the Series B Preferred in November 1997, the Company paid The Shemano a fee of $1,000,000 for financial advisory services provided in connection with such financing. In addition, the Company issued Shemano 100,000 shares of its Common Stock. The Company also agreed to issue Shemano a warrant to purchase up to an additional 50,000 shares of Common Stock in the event that, as of May 17, 1998, the trading price of the Company's Common Stock is less than $12.50 (the "Shemano Warrant"). The Shemano Warrant is exercisable according to the same terms as the Series B Warrants. In February 1998, the Company and Shemano entered a letter agreement pursuant to which the Company agreed to repurchase from Shemano the 100,000 shares of Common Stock issued in connection with the issuance of the Series B Preferred. The repurchase price would be determined based on the then-prevailing price on The Nasdaq Stock Market and would be payable in cash. The Company's obligation to repurchase such shares will terminate upon the effectiveness with the Commission of a registration statement covering such shares.

       Pursuant to both Article VI of the Company's Bylaws and Section 6 of the Indemnification Agreement the Company enters into with its executive officers and directors, the Company advances expenses incurred by indemnified parties in connection with the investigation, defense, settlement or appeal of threatened, pending or completed action or suits against such parties in their capacity as an agent of the Company. Under both the Bylaws and the Indemnification Agreement, the indemnified party will repay the Company for any advanced expenses if it is ultimately determined that the indemnified party is not entitled to be indemnified by the Company. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation." As of March 15, 1998, the Company has received invoices for legal fees of approximately $555,000 incurred by certain of its current and former executive officers and/or directors in connection with certain actions and suits discussed in this report. As of the date of this report, the Company has advanced approximately $370,000 in expenses to its former executive officers and/or directors incurred in connection with such proceedings. The Company anticipates advancing the remaining balance of such expenses in the near future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The members of the Compensation Committee during fiscal 1997 were James
L. Koch, Thomas A. McDonnell and Cyril J. Yansouni. Messrs. Koch, McDonnell and Yansouni were not at any time during the Company's 1997 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following are filed as a part of this Annual Report and included in Item 8:

(a)1.  FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2
Consolidated Balance Sheets................................................................................         F-3
Consolidated Statements of Operations......................................................................         F-4
Consolidated Statements of Cash Flows......................................................................         F-5
Consolidated Statements of Stockholders' Equity............................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

(a)2.  FINANCIAL STATEMENT SCHEDULE

         Schedule II--Valuation and Qualifying Accounts

(a)3.  EXHIBITS

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
   3.1   (3)   Certificate of Incorporation of the Registrant, as amended
   3.2   (3)   Bylaws of the Registrant, as amended
   3.3   (4)   Certificate of Designation of Series A Convertible Preferred Stock
   3.4   (5)   Certificate of Designation of Series A-1 Convertible Preferred Stock
   3.5   (5)   Certificate of Designation of Series B Convertible Preferred Stock
   4.1   (6)   First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
   4.2   (7)   Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
               between the Registrant and BankBoston, N.A.
  10.1   (2)   Form of Change of Control Agreement
  10.2   (9)   Form of Amended Indemnity Agreement
  10.3  (10)   1989 Outside Directors Stock Option Plan
  10.4   (1)   Amendment to the 1989 Outside Directors Stock Option Plan
  10.5   (2)   Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's Stock
               Option Plan
  10.6  (12)   1986 Stock Option Plan, as amended
  10.7  (13)   1994 Stock Option and Award Plan
  10.8   (1)   Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994 Stock
               Option and Award Plan
  10.9  (13)   Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
  10.10 (14)   1997 Employee Stock Purchase Plan
  10.11  (2)   Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
  10.12 (15)   Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio, Jr.
  10.13 (15)   Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
  10.14 (15)   Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  10.15  (2)   Separation Agreement, dated April 18, 1987, between the Registrant and Ronald M. Alvarez
  10.16  (2)   Separation Agreement, dated May 12, 1997, between the Registrant and Edwin C. Winder
  10.17 (16)   Employment Agreement, dated January 1, 1989, between the Registrant and Phillip E. White
  10.18  (2)   Contract of Employment, dated December 5, 1996, between the Registrant and Kenneth Coulter
  10.19  (2)   Employment Letter Agreement, dated November 25, 1996, between the Registrant and Kenneth Coulter
  10.20  (4)   Subscription Agreement, dated August 12, 1997, between the Company and Fletcher International
               Limited
  10.21 (17)   Exchange Agreement, dated as of November 17, 1997, between the Company and Fletcher International
               Limited
  10.22 (17)   Amendment No. 1 to Subscription Agreement, dated as of November 17, 1997, between the Company and
               Fletcher International Limited
  10.23  (5)   Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.24  (5)   Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.25  (8)   Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.26  (8)   Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.27 (18)   Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
               Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.28 (19)   Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.29  (2)   Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.30  (9)   Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo
               Park, California
  10.31  (2)   Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.32  (2)   Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.33 (19)   First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.34 (20)   Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.35  (2)   Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners, L.P.
               for office space at 4300/4400 Bohannon Drive, Menlo Park, California

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  10.36 (21)   Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.37  (2)   Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.38 (21)   Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo
               Park, California
  10.39 (21)   First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.40  (2)   Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.41  (2)   Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.42  (9)   Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
  10.43  (2)   First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
  10.44  (2)   Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners
               #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
  10.45  (2)   Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
  10.46  (2)   Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
  10.47  (2)   Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.
  10.48  (2)   Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc. and
               BankBoston, N.A.
  10.49  (2)   Continuing Guaranty, dated as of December 31, 1997, by the Registrant
  10.50  (1)   1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
  10.51  (1)   Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
  10.52  (1)   Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
  10.53  (1)   Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
  10.54  (1)   Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
               (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
  10.55  (1)   Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
  21.1  (23)   Subsidiaries of the Registrant
  23.1   (1)   Consent of Ernst & Young LLP, Independent Auditors

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  24.1   (2)   Power of Attorney (set forth on signature page)
  27.1   (1)   Financial Data Schedule
  27.2   (1)   Financial Data Schedule for fiscal years end December 31, 1996, 1995 and 1994
  27.3   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1997
  27.4   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1996

------------------------

 (1) Filed herewith

 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-43991)

 (3) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1995

 (4) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on August 25, 1997

 (5) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on December 4, 1997

 (6) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on September 3, 1997

 (7) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on December 3, 1997.

 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-8006)

 (9) Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988

 (10) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-31116)

 (11) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-50608)

 (12) Incorporated by reference to exhibits filed with Registrant's Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-506-10)

 (13) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31369) filed with the Commission on July 16, 1997.

 (14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31371) filed with the Commission on July 16, 1997

 (15) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1997

 (16) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989

 (17) Incorporated by reference to exhibits filed with Registrant's report on Form 8-K filed with the Commission on December 2, 1997

 (18) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1986

 (19) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991

 (20) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992

 (21) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993

 (22) Incorporated by reference to exhibits filed with the Registrant's amendment to its annual report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on November 18, 1997

 (23) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996

 (b) Financial Statement Schedule

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

(b) Reports on Form 8-K

     i. Report on Form 8-K filed December 2, 1997 in connection with the issuance of 160,000 shares of Series A-1 Convertible Preferred Stock in cancellation of and exchange for all of the outstanding Series A Convertible Preferred Stock previously issued by the Registrant.

    ii Report on Form 8-K filed December 4, 1997 in connection with the issuance of 50,000 shares of the Registrant's Series B Convertible Preferred Stock.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 31st day of March, 1998.

                                INFORMIX CORPORATION

                                By:         /s/ ROBERT J. FINOCCHIO, JR.
                                     ------------------------------------------
                                              Robert J. Finocchio, Jr.
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

                               POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS JEAN-YVES DEXMIER AND KAREN BLASING AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                       Title                    Date
------------------------------  --------------------------  -------------------

  /s/ (ROBERT J. FINOCCHIO,     Chairman, President and
             JR.)                 Chief Executive Officer
------------------------------    (Principal Executive        March 31, 1998
  (Robert J. Finocchio, Jr.)      Officer) and Director

                                Executive Vice President
   /s/ (JEAN-YVES DEXMIER)        and Chief Financial
------------------------------    Officer (Principal          March 31, 1998
     (Jean-Yves Dexmier)          Financial Officer)

    /s/ (LESLIE G. DENEND)
------------------------------  Director                      March 31, 1998
      (Leslie G. Denend)

  /s/ (ALBERT F. KNORP, JR.)
------------------------------  Director                      March 31, 1998
    (Albert F. Knorp, Jr.)

     /s/ (JAMES L. KOCH)
------------------------------  Director                      March 31, 1998
       (James L. Koch)

  /s/ (THOMAS A. MCDONNELL)
------------------------------  Director                      March 31, 1998
    (Thomas A. McDonnell)

   /s/ (CYRIL J. YANSOUNI)
------------------------------  Director                      March 31, 1998
     (Cyril J. Yansouni)

                                Vice President and
     /s/ (KAREN BLASING)          Corporate Controller
------------------------------    (Principal Accounting       March 31, 1998
       (Karen Blasing)            Officer)

                              INFORMIX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2
Consolidated Balance Sheets................................................................................         F-3
Consolidated Statements of Operations......................................................................         F-4
Consolidated Statements of Cash Flows......................................................................         F-5
Consolidated Statements of Stockholders' Equity............................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--
Informix Corporation

       We have audited the accompanying consolidated balance sheets of Informix Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informix Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California

March 2, 1998

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                 ------------------------
                                                                                                    1997         1996
                                                                                                 -----------  -----------
                                                                                                  (IN THOUSANDS, EXCEPT
                                                                                                   SHARE AND PER-SHARE
                                                                                                         AMOUNTS)
                                                         ASSETS
Current Assets:
  Cash and cash equivalents....................................................................  $   139,396  $   226,508
  Short-term investments.......................................................................       16,069       34,512
  Accounts receivable, less allowance for doubtful accounts of $33,807 in 1997 and $21,429 in
    1996.......................................................................................      142,048      194,499
  Deferred taxes...............................................................................       12,249       42,133
  Other current assets.........................................................................       26,243       35,662
                                                                                                 -----------  -----------
Total current assets...........................................................................      336,005      533,314
                                                                                                 -----------  -----------
Property and equipment, at cost
  Computer equipment...........................................................................      189,985      225,336
  Office equipment and leasehold improvements..................................................       73,084       67,982
    Less accumulated depreciation and amortization.............................................     (167,057)    (106,591)
                                                                                                 -----------  -----------
                                                                                                      96,012      186,727
Software costs, less accumulated amortization of $22,786 in 1997 and $41,559 in 1996...........       40,854       54,486
Deferred taxes.................................................................................       56,345       10,542
Long-term investments..........................................................................           --        6,639
Intangible assets, net.........................................................................        8,277       34,693
Other assets...................................................................................       25,751       55,597
                                                                                                 -----------  -----------
Total Assets...................................................................................  $   563,244  $   881,998
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.............................................................................  $    36,155  $    65,446
  Accrued expenses.............................................................................       64,538       59,723
  Accrued employee compensation................................................................       49,154       57,626
  Income taxes payable.........................................................................        3,031        5,757
  Deferred maintenance revenue.................................................................      100,828       94,981
  Advances on unearned license revenue.........................................................      180,048      239,506
  Accrued restructuring costs..................................................................       26,597           --
  Other current liabilities....................................................................       15,802        7,138
                                                                                                 -----------  -----------
Total current liabilities......................................................................      476,153      530,177
                                                                                                 -----------  -----------
Other non-current liabilities..................................................................        6,311        2,359
Deferred taxes.................................................................................       21,716       24,158
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share--5,000,000 shares authorized
    Series A-1 convertible preferred stock, 160,000 shares issued and outstanding, aggregate
      liquidation preference of $40,000........................................................            2           --
    Series B convertible preferred stock, 50,000 shares issued and outstanding, aggregate
      liquidation preference of $50,301........................................................            1           --
  Common stock, par value $.01 per share--500,000,000 shares authorized, 152,587,000 and
    150,782,000 shares issued and outstanding in 1997 and 1996, respectively...................        1,526        1,508
  Additional paid-in capital...................................................................      349,484      243,564
  Retained earnings (accumulated deficit)......................................................     (280,046)      78,723
  Unrealized gain (loss) on available-for-sale securities, net of tax..........................         (767)      11,690
  Foreign currency translation adjustment......................................................      (11,136)     (10,181)
                                                                                                 -----------  -----------
Total stockholders' equity.....................................................................       59,064      325,304
                                                                                                 -----------  -----------
Total Liabilities and Stockholders' Equity.....................................................  $   563,244  $   881,998
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Net Revenues
  Licenses.................................................................  $    376,570  $  496,039  $  458,284
  Services.................................................................       285,728     231,810     174,486
                                                                             ------------  ----------  ----------
                                                                                  662,298     727,849     632,770
Costs and Expenses
  Cost of software distribution............................................        63,027      46,786      37,593
  Cost of services.........................................................       166,916     144,850      91,540
  Sales and marketing......................................................       417,162     413,689     301,932
  Research and development.................................................       139,310     120,211      85,643
  General and administrative...............................................        87,498      64,416      51,114
  Write-off of goodwill and other long-term assets.........................        30,473          --          --
  Write-off of acquired research and development...........................         7,000          --          --
  Restructuring charges....................................................       108,248          --          --
  Expenses related to Illustra merger......................................            --       5,914          --
                                                                             ------------  ----------  ----------
                                                                                1,019,634     795,866     567,822
                                                                             ------------  ----------  ----------
Operating income (loss)....................................................      (357,336)    (68,017)     64,948
  Interest income..........................................................         5,623       9,868       8,148
  Interest expense.........................................................        (7,811)     (5,784)     (2,522)
  Other income, net........................................................        10,474       2,899         120
                                                                             ------------  ----------  ----------
Income (loss) before income taxes..........................................      (349,050)    (61,034)     70,694
  Income taxes.............................................................         7,817      12,531      32,094
                                                                             ------------  ----------  ----------
Net income (loss)..........................................................      (356,867)    (73,565)     38,600
Preferred stock dividend...................................................          (301)         --          --
Value assigned to warrants.................................................        (1,601)         --          --
                                                                             ------------  ----------  ----------
Net income (loss) applicable to common stockholders........................  $   (358,769) $  (73,565) $   38,600
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Net income (loss) per common share:
  Basic....................................................................  $      (2.36) $    (0.49) $     0.27
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
  Diluted..................................................................  $      (2.36) $    (0.49) $     0.26
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Shares used in per share calculations:
  Basic....................................................................       151,907     149,310     145,062
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
  Diluted..................................................................       151,907     149,310     150,627
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Operating Activities
Net income (loss).............................................................  $ (356,867) $  (73,565) $   38,600
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
  License revenue paid in advance.............................................     (64,797)    (58,206)    (34,237)
  Depreciation and amortization...............................................      65,639      47,207      28,949
  Amortization of capitalized software........................................      21,437      14,626      12,041
  Write-off of capitalized software...........................................      14,749          --          --
  Write-off of long term assets...............................................       6,799          --          --
  Write-off of intangibles....................................................      20,033          --          --
  Write-off of acquired research and development..............................       7,000          --          --
  Foreign currency transaction gains..........................................       3,243      (5,349)     (4,609)
  Gain on sales of strategic investments......................................      (5,007)     (3,856)         --
  Loss on disposal of property and equipment..................................      10,815       2,393         605
  Deferred tax expense........................................................        (328)     (3,965)    (16,577)
  Provisions for losses on accounts receivable................................      19,929      14,983       8,508
  Restructuring charges.......................................................      77,196          --          --
  Stock-based employee compensation...........................................       7,501          --          --
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................      42,596     (45,426)    (47,045)
    Other current assets......................................................      40,530          89      (8,441)
    Accounts payable and accrued expenses.....................................     (58,867)     52,077      64,294
    Deferred maintenance revenue..............................................       3,618      29,590      17,197
                                                                                ----------  ----------  ----------
Net cash and cash equivalents provided by (used in) operating activities......    (144,781)    (29,402)     59,285
                                                                                ----------  ----------  ----------
Investing Activities
Investments of excess cash:
  Purchases of held-to-maturity securities....................................          --          --    (144,517)
  Purchases of available-for-sale securities..................................     (35,255)   (152,179)     (4,303)
  Maturities of held-to-maturity securities...................................          --          --      83,159
  Maturities of available-for-sale securities.................................      14,468     126,137       6,104
  Sales of available-for-sale securities......................................      45,957      83,696      27,261
Purchases of strategic investments............................................      (3,250)    (12,737)     (1,000)
Proceeds from sales of strategic investments..................................      10,454       7,299          --
Purchases of land, and property and equipment.................................     (93,786)   (148,270)    (56,500)
Proceeds from disposal of land, and property and equipment....................      62,371       1,929         288
Additions to software costs...................................................     (20,776)    (32,381)    (23,977)
Business combinations, net of cash acquired...................................      (9,749)     (4,340)    (38,413)
Other.........................................................................     (33,500)    (14,434)     (5,757)
                                                                                ----------  ----------  ----------
Net cash and cash equivalents used in investing activities....................     (63,066)   (145,280)   (157,655)
                                                                                ----------  ----------  ----------
Financing Activities
Advances on unearned license revenue..........................................      21,787     207,218     109,338
Proceeds from issuance of common stock, net...................................       9,239      24,357      27,898
Proceeds from issuance of preferred stock, net................................      87,600          --          --
Principal payments on capital leases..........................................      (3,388)     (1,025)       (442)
Acquisition of common stock...................................................          --      (2,388)         --
Reissuance of treasury stock..................................................          --         578          --
                                                                                ----------  ----------  ----------
Net cash and cash equivalents provided by financing activities................     115,238     228,740     136,794
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash and cash equivalents..................       5,497       8,145      (6,402)
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................     (87,112)     62,203      32,022
Cash and cash equivalents at beginning of year................................     226,508     164,305     132,283
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $  139,396  $  226,508  $  164,305
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             PREFERRED STOCK
                                                            --------------------------------------------------
                                                                                                                 COMMON
                                                                   SERIES A-1                 SERIES B            STOCK
                                                            ------------------------  ------------------------  ---------
                                                              SHARES       AMOUNT       SHARES       AMOUNT      SHARES
                                                            -----------  -----------  -----------  -----------  ---------
                                                                                   (IN THOUSANDS)
Balances at December 31, 1994.............................                $                         $             140,154
Exercise of stock options.................................                                                          4,377
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            349
Issuance of stock, net of costs...........................                                                          2,571
Tax benefits related to stock options.....................
Acquisition of STG........................................                                                            533
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net income................................................
                                                                   ---          ---          ---          ---   ---------
Balances at December 31, 1995.............................                                                        147,984
Exercise of stock options.................................                                                          2,182
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            616
Acquisition of treasury stock.............................
Reissuance of treasury stock..............................
Tax benefits related to stock options.....................
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net loss..................................................
                                                                   ---          ---          ---          ---   ---------
Balances at December 31, 1996.............................                                                        150,782
Exercise of stock options.................................                                                          1,132
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            573
Stock-based compensation expense resulting from stock
  options.................................................
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................         160            2
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                                    50            1
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..                                                            100
Accretion of discount on preferred stock issuances........
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................
Change in unrealized gain (loss) on available-for-sale
  securities..............................................
Foreign currency translation adjustment...................
Net loss..................................................
                                                                   ---          ---          ---          ---   ---------
Balance at December 31, 1997..............................         160    $       2           50    $       1     152,587
                                                                   ---          ---          ---          ---   ---------
                                                                   ---          ---          ---          ---   ---------


                                                                                                                RETAINED
                                                                         ADDITIONAL       TREASURY STOCK        EARNINGS
                                                                           PAID-IN    ----------------------  (ACCUMULATED
                                                              AMOUNT       CAPITAL      SHARES      AMOUNT      DEFICIT)
                                                            -----------  -----------  -----------  ---------  ------------

Balances at December 31, 1994.............................   $   1,400    $ 153,343    $      --   $      --   $  115,668
Exercise of stock options.................................          44       13,712
Sale of stock to employees under employee stock purchase
  plan....................................................           3        6,603
Issuance of stock, net of costs...........................          28        7,508
Tax benefits related to stock options.....................                   21,291
Acquisition of STG........................................           5        1,991                                  (170)
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net income................................................                                                         38,600
                                                            -----------  -----------         ---   ---------  ------------
Balances at December 31, 1995.............................       1,480      204,448           --          --      154,098
Exercise of stock options.................................          22       13,343
Sale of stock to employees under employee stock purchase
  plan....................................................           6       10,986
Acquisition of treasury stock.............................                                  (100)     (2,388)
Reissuance of treasury stock..............................                                   100       2,388       (1,810)
Tax benefits related to stock options.....................                   14,787
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net loss..................................................                                                        (73,565)
                                                            -----------  -----------         ---   ---------  ------------
Balances at December 31, 1996.............................       1,508      243,564           --          --       78,723
Exercise of stock options.................................          11        3,563
Sale of stock to employees under employee stock purchase
  plan....................................................           6        5,659
Stock-based compensation expense resulting from stock
  options.................................................                    7,501
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................                   37,598
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                   49,196
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..           1          802
Accretion of discount on preferred stock issuances........                    1,601                                (1,601)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................                                                           (301)
Change in unrealized gain (loss) on available-for-sale
  securities..............................................
Foreign currency translation adjustment...................
Net loss..................................................                                                       (356,867)
                                                            -----------  -----------         ---   ---------  ------------
Balance at December 31, 1997..............................   $   1,526    $ 349,484           --   $      --   $ (280,046)
                                                            -----------  -----------         ---   ---------  ------------
                                                            -----------  -----------         ---   ---------  ------------

                                                            UNREALIZED
                                                            GAIN (LOSS)
                                                                ON         FOREIGN
                                                             AVAILABLE    CURRENCY
                                                             FOR-SALE    TRANSLATION
                                                            SECURITIES   ADJUSTMENT     TOTALS
                                                            -----------  -----------  ----------

Balances at December 31, 1994.............................   $     665    $  (1,676)  $  269,400
Exercise of stock options.................................                                13,756
Sale of stock to employees under employee stock purchase
  plan....................................................                                 6,606
Issuance of stock, net of costs...........................                                 7,536
Tax benefits related to stock options.....................                                21,291
Acquisition of STG........................................                                 1,826
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................       3,399                     3,399
Foreign currency translation adjustment...................                   (4,667)      (4,667)
Net income................................................                                38,600
                                                            -----------  -----------  ----------
Balances at December 31, 1995.............................       4,064       (6,343)     357,747
Exercise of stock options.................................                                13,365
Sale of stock to employees under employee stock purchase
  plan....................................................                                10,992
Acquisition of treasury stock.............................                                (2,388)
Reissuance of treasury stock..............................                                   578
Tax benefits related to stock options.....................                                14,787
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................       7,626                     7,626
Foreign currency translation adjustment...................                   (3,838)      (3,838)
Net loss..................................................                               (73,565)
                                                            -----------  -----------  ----------
Balances at December 31, 1996.............................      11,690      (10,181)     325,304
Exercise of stock options.................................                                 3,574
Sale of stock to employees under employee stock purchase
  plan....................................................                                 5,665
Stock-based compensation expense resulting from stock
  options.................................................                                 7,501
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................                                37,600
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                                49,197
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..                                   803
Accretion of discount on preferred stock issuances........                                    --
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................                                  (301)
Change in unrealized gain (loss) on available-for-sale
  securities..............................................     (12,457)                  (12,457)
Foreign currency translation adjustment...................                     (955)        (955)
Net loss..................................................                              (356,867)
                                                            -----------  -----------  ----------
Balance at December 31, 1997..............................   $    (767)   $ (11,136)  $   59,064
                                                            -----------  -----------  ----------
                                                            -----------  -----------  ----------

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

       These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenue from these transactions that was recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions on the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers in these accounting periods, except for thoses licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. Amounts received from resellers as prepayments of software license fees in advance of revenue recognition have been recorded as advances on unearned license revenue. This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis, for 1996, 1995 and 1994.

       Accordingly, such financial statements have been restated as follows:

                                               1996                     1995                     1994
                                      -----------------------  -----------------------  -----------------------
                                      AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED
                                      -----------  ----------  -----------  ----------  -----------  ----------
Net revenues
  Licenses..........................   $ 708,035   $  496,039   $ 539,733   $  458,284   $ 364,661   $  346,518
  Services..........................     231,276      231,810     174,486      174,486     105,451      105,451
                                      -----------  ----------  -----------  ----------  -----------  ----------
                                         939,311      727,849     714,219      632,770     470,112      451,969
Operating income (loss).............     137,344      (68,017)    145,826       64,948      95,091       77,229
Income taxes........................      50,391       12,531      55,164       32,094      34,074       29,250
Net income (loss)...................      97,818      (73,565)     97,644       38,600      61,948       48,293
Net income (loss) per share:
  Basic.............................   $    0.66   $    (0.49)  $    0.67   $     0.27   $    0.45   $     0.35
  Diluted...........................   $    0.63   $    (0.49)  $    0.65   $     0.26   $    0.43   $     0.34
Retained earnings...................   $ 322,805   $   78,723   $ 226,797   $  154,098   $ 129,323   $  115,668
Advances on unearned license
  revenue...........................   $      --   $  239,506   $      --   $   83,553   $      --   $   18,556

       In response to the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition

                              INFORMIX CORPORATION

NOTE 1--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. The Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to help implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing an internal audit function reporting to the Company's Board of Directors.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       The principal geographic markets for the Company's products are North America, Europe, Asia/ Pacific, and Latin America. Customers include large-, medium- and small-sized corporations in the manufacturing, financial services, telecommunications, retail/wholesale, hospitality, and government services sectors.

    USE OF ESTIMATES. The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Informix Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

       For foreign operations with the U.S. dollar as the functional currency, certain assets and liabilities are remeasured at the year-end or historical exchange rates as appropriate. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses resulting from the remeasurement of these foreign entity's financial statements and other foreign currency transaction gains and losses are included in other income, net. Foreign currency transaction gains, net of losses, were $8.0 million, $.3 million and $.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's designation of the contracts as hedges of firm foreign currency commitments. Gains and losses on forward foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. Subsequent gains or losses on the related contract would be recognized in income in each period until the contract matures, is terminated or sold. The Company operates in certain countries in Latin America, Eastern Europe, and Asia Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. However, such exposures are not material to the Company's financial statements for any period presented.

REVENUE RECOGNITION

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end-users upon delivery of the software product to the customer when there are no significant post-delivery obligations and collection of the license fee is considered probable. However, as previously discussed in Note 1, because the Company is unable to estimate the amount of allowances for transactions entered into with resellers, revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. The Company provides for all other sales allowances on an estimated basis.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical product support and software updates to customers. Maintenance contract revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Where maintenance revenue is not separately invoiced, it is unbundled from license fees and deferred for revenue recognition purposes. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed.

    ADVANCES ON UNEARNED LICENSE REVENUE. At December 31, 1997 and 1996, "advances on unearned license revenue" reflect amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company may receive cash, either from the customer, or from a financing entity to whom the customer payment streams are sold, prior to the time the license fee is recognized as earned revenue.

       The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received. The refund of amounts received would not, however, have a material effect on the Company's results of operation as revenue has not been recognized for amounts recorded as "Advances on Unearned License Revenue."

       The Company's arrangements for financing of license contracts with customers frequently take the form of a non-recourse sale of the future payment streams. When such customer contracts are sold to a third-party financing entity, they are typically sold at a discount which represents the financing cost. Such discounts are charged to expense immediately in cases where the license has been recorded as a sale. For

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transactions where the financing is received prior to the recognition of revenue, the financing discount has been charged to interest expense over the financing period based on the contractual terms on a straight-line basis, which approximates the "interest method."

    CONCURRENT TRANSACTIONS. Principally during 1996, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services in the aggregate of approximately $130 million. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1996 included license agreements of approximately $170 million. Concurrent transactions in 1997 included software license agreements of approximately $21 million and commitments by the Company to acquire goods and services in the aggregate of approximately $50 million.

    INVENTORIES. Inventories, which consist primarily of software product components, finished software products, and marketing and promotional materials, are carried at the lower of cost (first in, first out) or market value, and are included in other current assets.

    SOFTWARE COSTS. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. Capitalized software costs are generally amortized over three years. The Company recorded amortization of $21.4 million, $14.6 million, and $12.0 million of software costs in 1997, 1996 and 1995, respectively, in cost of software distribution.

    PROPERTY AND EQUIPMENT. Depreciation of property and equipment is calculated using the straight-line method over its estimated useful life, generally the shorter of the applicable lease term or three-to-seven years for financial reporting purposes.

    BUSINESSES ACQUIRED. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and specifically identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date have been five to seven years. The carrying values of goodwill and specified intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. During 1997, the Company wrote down $30.5 million of impaired long-term assets related to the shortfall in business activity of its Japanese subsidiary (see Note 13). There were no writedowns of intangible assets in 1996 or 1995. As of December 31, 1997 and 1996, the Company had $19.2 million and $50.6 million of intangible assets, with accumulated amortization of $10.9 million and $15.9 million, respectively, as a result of these acquisitions.

    CONCENTRATION OF CREDIT RISK. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations.

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

       No single customer accounted for 10% or more of the consolidated revenues of the Company in 1997, 1996 or 1995.

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

       Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income. The Company realized gross gains of approximately $8.5 million and $5.2 million and gross losses of approximately $1.2 million and $1.3 million on the sale of available-for-sale equity securities during 1997 and 1996, respectively. Realized gains and losses were not material in 1995.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents, short and long term investments, other assets, and currency forward contracts are based on quoted market prices.

    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

                              INFORMIX CORPORATION

NOTE 3--FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale debt and equity securities:

                                                                            AVAILABLE-FOR-SALE SECURITIES
                                                                   ------------------------------------------------
                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 1997                                                     COST        GAINS       LOSSES     FAIR VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
                                                                                    (IN THOUSANDS)
U.S. treasury securities.........................................  $    3,701   $       1    $      --   $    3,702
Commercial paper, corporate bonds and medium-term notes..........      49,664          18           --       49,682
Municipal bonds..................................................      11,903          --           (3)      11,900
Repurchase agreements............................................      23,262          --           --       23,262
                                                                   ----------  -----------  -----------  ----------
  Total debt securities..........................................  $   88,530   $      19    $      (3)  $   88,546
U.S. equity securities...........................................      13,309          --         (851)      12,458
                                                                   ----------  -----------  -----------  ----------
                                                                   $  101,839   $      19    $    (854)  $  101,004
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Amounts included in cash and cash equivalents....................  $   72,460   $      18    $      (1)  $   72,477
Amounts included in short-term investments.......................      16,070           1           (2)      16,069
Amounts included in other assets.................................      13,309          --         (851)      12,458
                                                                   ----------  -----------  -----------  ----------
                                                                   $  101,839   $      19    $    (854)  $  101,004
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------


DECEMBER 31, 1996
-----------------------------------------------------------------
U.S. treasury securities.........................................  $   61,308   $      --    $     (20)  $   61,288
Commercial paper.................................................      15,872          14           (2)      15,884
Municipal bonds..................................................      27,317          10          (48)      27,279
Auctioned preferred stock........................................       4,504          --           (4)       4,500
                                                                   ----------  -----------  -----------  ----------
  Total debt securities..........................................     109,001          24          (74)     108,951
U.S. equity securities...........................................      15,404      18,490           --       33,894
                                                                   ----------  -----------  -----------  ----------
                                                                   $  124,405   $  18,514    $     (74)  $  142,845
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Amounts included in cash and cash equivalents....................  $   67,806   $      --    $      (6)  $   67,800
Amounts included in short-term investments.......................      34,548          19          (55)      34,512
Amounts included in long-term investments........................       6,647           5          (13)       6,639
Amounts included in other assets.................................      15,404      18,490           --       33,894
                                                                   ----------  -----------  -----------  ----------
                                                                   $  124,405   $  18,514    $     (74)  $  142,845
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

       The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. The Company's practice is to settle all foreign exchange contracts within ten calendar days of year end and thus there is no material difference between the contract value and the fair value of the contracts at December 31, 1997 and 1996. At December 31, 1997 and 1996, the Company had approximately $102.7 million and $168.6 million of forward foreign currency exchange contracts outstanding, respectively. The table below summarizes by currency the contractual amounts of the Company's forward foreign exchange contracts at December 31, 1997 and December 31, 1996.

       The restatement of the 1996, 1995 and 1994 financial statements resulted in a change in the Company's foreign currency denominated intercompany accounts payable and accounts receivable balances. As a result, certain foreign currency transaction gains and losses realized due to fluctuation in the related asset and liability currency exchange rates were not offset by underlying gains and losses on forward foreign currency exchange contracts used to hedge those foreign currency exposures. The Company recorded net foreign currency transaction gains and (losses) of approximately $7.5 million, $(0.7) million, $0.1 million, and $(0.5) million in 1997, 1996, 1995, and 1994, respectively, due to the restatement.

FORWARD CONTRACTS

AT DECEMBER 31, 1997
-------------------------------------------------------------------------------    CONTRACT
                                                                                     VALUE
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Forward currency contracts sold:
  British Pound................................................................   $    55,740
  Deutsche Mark................................................................        17,050
  French Franc.................................................................        14,139
  Italian Lira.................................................................         3,901
  Spanish Peseta...............................................................         3,166
  Swedish Krona................................................................         1,682
  Other (individually less than $1 million)....................................         2,090
                                                                                 -------------
Total..........................................................................   $    97,768
                                                                                 -------------
                                                                                 -------------
Forward currency contracts purchased:
  Swiss Franc..................................................................   $     1,636
  Dutch Guilder................................................................         1,096
  Other (individually less than $1 million)....................................         2,208
                                                                                 -------------
Total..........................................................................   $     4,940
                                                                                 -------------
                                                                                 -------------
Grand Total....................................................................   $   102,708
                                                                                 -------------
                                                                                 -------------

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

AT DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                                                                   CONTRACT
                                                                                     VALUE
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Forward currency contracts sold:
  Deutsche Mark................................................................   $    55,815
  Japanese Yen.................................................................        41,384
  British Pound................................................................        16,051
  French Franc.................................................................         8,252
  Malaysian Ringgit............................................................         5,914
  Taiwanese NT.................................................................         5,609
  Italian Lira.................................................................         4,555
  Singapore Dollar.............................................................         3,600
  Dutch Guilder................................................................         3,558
  Sweden Krona.................................................................         2,246
  Swiss Franc..................................................................         1,622
  Portuguese Escudo............................................................         1,574
  Other (individually less than $1 million)....................................         2,240
                                                                                 -------------
Total..........................................................................   $   152,420
                                                                                 -------------
                                                                                 -------------
Forward currency contracts purchased:
  British Pound................................................................   $    10,501
  Deutsche Mark................................................................         4,198
  Other (individually less than $1 million)....................................         1,472
                                                                                 -------------
Total..........................................................................   $    16,171
                                                                                 -------------
                                                                                 -------------
Grand Total....................................................................   $   168,591
                                                                                 -------------
                                                                                 -------------

       While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts (arising from the possible inabilities of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

       As of December 31, 1997, other than foreign forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

NOTE 5--NET INCOME (LOSS) PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." FAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and other related Interpretations and is effective for the periods ending after December 15, 1997. Under FAS 128, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the incremental shares issuable upon the assumed exercise of stock options, warrants, and convertible preferred stock, when the effect is dilutive. As required by FAS 128, all prior year net income (loss) per share amounts have been restated.

                              INFORMIX CORPORATION

NOTE 5--NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
       The following table sets forth computation of basic and diluted net income (loss) per common share:

                                                             1997            1996            1995
                                                        --------------  --------------  --------------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)...................................  $     (356,867) $      (73,565) $       38,600
  Preferred stock dividends...........................            (301)             --              --
  Value assigned to warrants..........................          (1,601)             --              --
                                                        --------------  --------------  --------------
  Numerator for basic and diluted net income (loss)
    per common share..................................  $     (358,769) $      (73,565) $       38,600
                                                        --------------  --------------  --------------
Denominator:
  Denominator for basic net income (loss) per common
    share--weighted-average shares....................     151,907,041     149,310,000     145,062,000
  Effect of dilutive securities:
    Employee stock options............................              --              --       5,565,000
                                                        --------------  --------------  --------------
  Denominator for diluted net income (loss) per common
    share--adjusted weighted-average shares and
    assumed conversions...............................     151,907,041     149,310,000     150,627,000
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------
Basic net income (loss) per common share..............  $        (2.36) $        (0.49) $         0.27
Diluted net income (loss) per common share............  $        (2.36) $        (0.49) $         0.26
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------

       Weighted average employee stock options to acquire 4,776,124 and 6,263,000 were outstanding in fiscal 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. In addition, at December 31, 1997, 8,341,238 shares of convertible preferred stock were also excluded from the computation of diluted earnings per share because the effect was antidilutive. See Notes 6 and 7.

NOTE 6--PREFERRED STOCK

    In August 1997, the Company sold 160,000 shares of newly authorized Series A Convertible Preferred Stock, face value $250 per share, which shares are generally not entitled to vote on corporate matters, to a private investor for aggregate net proceeds of $37.6 million and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Stock (the "A-1 Preferred") issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

       The A-1 Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the thirty days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the A-1 Preferred will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances of

                              INFORMIX CORPORATION

NOTE 6--PREFERRED STOCK (CONTINUED)
default. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the A-1 Preferred were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until stockholder approval is obtained.

       The mandatory redemption provisions of the new A-1 Preferred differ from the Series A Convertible Preferred Stock. The redemption provisions in the A-1 Preferred effectively preclude the Company from having to redeem the preferred stock except by actions solely within its control. Accordingly, the Consolidated Balance Sheet reflects the A-1 Preferred under stockholder's equity. On February 13, 1998, the Series A-1 convertible preferred stockholders exercised their conversion privileges. See Note 17--Subsequent Events.

       In November 1997, the Company sold 50,000 shares of newly authorized Series B Convertible Preferred Stock ("Series B Preferred"), face value $1,000 per share, which shares are generally not entitled to vote on corporate matters, to private investors for aggregate proceeds of $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company). In connection with the sale, the Company also agreed to issue a warrant to such investors upon conversion of such Series B Preferred to purchase 20% of the shares of Common Stock into which the Series B Preferred is convertible, but no less than 1,500,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Company also agreed to issue additional warrants to purchase up to an aggregate of 200,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Series B Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance, and upon the occurrence of certain events, including a merger. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each Series B Preferred share is convertible into the number of shares of Common Stock at a per share price equal to the lowest of (i) the average of the closing prices for the Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date, (ii) 101% of the average closing price for the 22 trading days prior to the date of actual conversions, or (iii) 101% of the lowest closing price for the Common Stock during the five trading days immediately prior to the date of actual conversion. The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of certain events. The Series B Preferred accrues cumulative dividends at an annual rate of 5% of per share face value. The dividend is generally payable upon the conversion or redemption of the Series B Preferred, and may be paid in cash or, at the holder's election, in shares of Common Stock. The Series B is junior to the Company's outstanding A-1 Preferred in respect to the right to receive dividend payments and liquidation preferences.

       The Company reserved 26.0 million shares of Common Stock for issuance upon conversion of the A-1 Preferred (including shares of A-1 Preferred issuable upon exercise of the Series A-1 Warrant). Of those 26.0 million shares, the Company issued 12.8 million shares in February 1998 in connection with the conversion of 220,000 shares of A-1 Preferred (see Note 17). The Company has reserved 22.8 million shares of Common Stock for issuance upon conversion of the Series B Preferred and upon exercise of the Series B Warrants.

       The fair value of the warrants issued in connection with the A-1 Preferred and Series B Preferred are deemed to be a discount to the conversion price of the respective equity instruments available to the

                              INFORMIX CORPORATION

NOTE 6--PREFERRED STOCK (CONTINUED)
preferred stockholders. The discounts are being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period during which the preferred stockholders can realize this return, immediate for the A-1 Preferred and six months for the Series B Preferred. The portion of the discount applicable to fiscal 1997 has been accreted to retained earnings (accumulated deficit) in the Company's December 31, 1997 financial statements and has been disclosed as a decrease in the amount available to common stockholders on the face of the statement of operations and for purposes of computing net income
(loss) per share. The fair value assigned to the warrants is based on an independent appraisal performed by a nationally recognized investment banking firm.

       In connection with the issuance of the Series B Convertible Preferred Stock in November 1997, the Company paid a fee of $1,000,000 for financial advisory services provided in connection with such financing. In addition, the Company issued 100,000 shares of its Common Stock, and also agreed to issue a warrant to purchase an additional 50,000 shares of the Company's Common Stock to the service provider in the event that, as of May 17, 1998, the trading price of the Company's Common Stock is less than $12.50 per share. Such warrant will be exercisable according to the same terms as the warrants issued in connection with the issuance of the Series B Convertible Preferred Stock.

NOTE 7--EMPLOYEE BENEFIT PLANS

OPTION PLANS

       Under the Company's 1986 Employee Stock Option Plan, options are granted at fair market value on the date of the grant. Options are generally exercisable in cumulative annual installments over three to five years. Payment for shares purchased upon exercise of options may be by cash or, with Board approval, by full recourse promissory note or by exchange of shares of the Company's common stock at fair market value on the exercise date. Unissued options under the 1986 Plan expired on July 29, 1996, which was 10 years after adoption of the plan.

       Additionally, 1,600,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors. At December 31, 1997, 645,000 shares were available for grant under this Plan.

       In April 1994, the Company adopted the 1994 Stock Option and Award Plan; 8,000,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. In May 1997, the Company's stockholders approved an additional 8,000,000 shares to be reserved for issuance under the Company's 1994 Stock Option and Award Plan. At December 31, 1997, 4,009,476 shares were available for grant under this Plan.

       In July 1997, the Company's Board of Directors approved a resolution authorizing the grant of a maximum of 500,000 non-statutory stock options to executives and other employees, as determined by the Board, under the newly created 1997 Non-Statutory Stock Option Plan ("the 1997 Stock Plan"). The authorization of such shares for grant under the 1997 Stock Plan is not subject to stockholder approval. Terms of each option are determined by the Board or committee delegated such duties by the Board. Concurrent with the authorization of the 1997 Stock Plan, the Board granted the Company's current chief

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED) executive officer 500,000 options to purchase the Company's common stock thereunder. Such options vest ratably over five years beginning with the first anniversary of the date of grant.

       In September 1997, the Company's Board of Directors authorized the repricing of outstanding options to purchase Common Stock under the Company's stock option plans. Employees were eligible to participate only if they remained actively employed at the effective date of the repricing and were only permitted to exchange options granted and outstanding prior to May 1, 1997. The repricing/option exchange was effective November 21, 1997 (the "Repricing Effective Date"). The repricing program offered eligible employees the opportunity to exchange eligible outstanding options with exercise prices in excess of the closing sales price of the Company's Common Stock on the Repricing Effective Date for a new option with an exercise price equal to such price. Other than the exercise price, each new option issued upon exchange has terms substantially equivalent to the surrendered option, including the number of shares, vesting terms and expiration except that options issued in connection with the exchange may not be exercised for a period of one year from the Repricing Effective Date. In addition, officers of the Company participating in the option exchange were required to forfeit 20% of the shares subject to each option being surrendered. The exercise price for repriced options was $7.1563, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

       Following is a summary of activity for all stock option plans for the three years ended December 31, 1997:

                                                                          NUMBER OF         OPTIONS
                                                                            SHARES      PRICE PER SHARE
                                                                         ------------  -----------------
Outstanding at December 31, 1994.......................................    15,013,772  $  0.06 to $14.44
Options granted and assumed............................................     5,456,927     0.19 to  34.00
Options exercised......................................................    (3,852,697)    0.19 to  13.88
Options canceled.......................................................      (864,920)    0.06 to  32.75
                                                                         ------------  -----------------

Outstanding at December 31, 1995.......................................    15,753,082  $  0.06 to $34.00

                                                                                       WEIGHTED AVERAGE
                                                                                             PRICE
                                                                                       -----------------
Options granted and assumed...........................................      5,850,225     $   24.3456
Options exercised.....................................................     (2,927,260)         4.6069
Options canceled......................................................     (1,561,800)        17.1483
                                                                        -------------        --------
Outstanding at December 31, 1996......................................     17,114,247         13.4495
Options granted and assumed...........................................     13,137,338          8.5926
Options exercised.....................................................     (1,132,484)         2.9266
Options canceled......................................................    (10,008,150)        18.8573
                                                                        -------------        --------
Outstanding at December 31, 1997......................................     19,110,951     $    7.9906
                                                                        -------------        --------
                                                                        -------------        --------

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
       The following table summarizes information about options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    NUMBER                               WEIGHTED        NUMBER
                                OUTSTANDING AT    WEIGHTED AVERAGE        AVERAGE      EXERCISABLE      WEIGHTED
                                 DECEMBER 31,   REMAINING CONTRACTUAL    EXERCISE      AT DECEMBER       AVERAGE
RANGE OF EXERCISE PRICES             1997               LIFE               PRICE        31, 1997     EXERCISE PRICE
------------------------------  --------------  ---------------------  -------------  -------------  ---------------

$0.2000 - $0.3900.............        843,276              7.19         $    0.2927        843,276     $    0.2927
$0.4844 - $1.7800.............        942,176              2.40         $    0.7486        942,176     $    0.7486
$1.8906 - $4.2188.............      1,711,539              4.35         $    3.6708      1,707,139     $    3.6696
$4.2500 - $7.1563.............      5,531,029              8.43         $    7.0768         58,728     $    5.6288
$7.2500 - $7.5000.............      1,350,140              7.19         $    7.4560        845,890     $    7.4929
$7.5625 - $8.6250.............      1,577,025              5.34         $    8.6010      1,541,875     $    8.6050
$8.6875 - $9.7813.............      4,148,565              9.33         $    9.0885        158,500     $    9.7069
$9.9063 - $18.2500............      2,438,057              8.61         $   12.7550        779,961     $   16.1924
$18.5625 - $24.5000...........        489,921              8.24         $   23.4102        342,310     $   23,4008
$24.6250 - $34.2500...........         79,223              7.97         $   30.4673         67,723     $   30.6235
                                --------------              ---        -------------  -------------  ---------------
$0.2000 - $34.2500............     19,110,951              7.58         $    7.9906      7,287,577     $    7.0538
                                --------------              ---        -------------  -------------  ---------------
                                --------------              ---        -------------  -------------  ---------------

       In connection with all stock option plans, 23,765,427 shares of Common Stock were reserved for issuance as of December 31, 1997, and 7,287,577 options were exercisable. At December 31, 1996, 18,750,708 shares of Common Stock were reserved for issuance, and 7,988,176 options were exercisable.

EMPLOYEE STOCK PURCHASE PLAN

       The Company also has a qualified Employee Stock Purchase Plan (ESPP) under which 7,600,000 shares of common stock, in the aggregate, have been authorized for issuance. Under the terms of the Plan, employees may contribute, through payroll deductions, up to 10 percent of their base pay and purchase up to 500 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees may elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees may elect to reduce the rate of contribution one time in each quarter. The price at which employees may purchase shares is 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1997, 1996, and 1995, the Company issued 573,343 shares, 616,128 shares, and 347,743 shares, respectively, under this Plan. The Plan was terminated on July 1, 1997, which was 10 years after the offering date for the Plan's first offering period.

       In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The Company has reserved 4,000,000 shares of Common Stock for issuance under the 1997 ESPP. The 1997 ESPP permits participants to purchase Common Stock through payroll deductions of up to 15 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 1997, the Company has not issued any shares of Common Stock under the 1997 ESPP.

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
STOCK-BASED COMPENSATION

       As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

       Pro forma information regarding the net income (loss) and net income
(loss) per share is required by FAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model.

       The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         OPTIONS                                         ESPP
                        ------------------------------------------  ----------------------------------------------
                           1997          1996            1995            1997            1996            1995
                        ----------  --------------  --------------  --------------  --------------  --------------
Expected life
  (years).............   4.5 years       4.5 years       4.5 years       .25 years       .25 years       .25 years
Expected volatility
  (percent)...........       .7900   .5822 - .6327   .5642 - .6239   .5066 - .8954   .5765 - .9662   .4170 - .7295
Risk-free interest
  rate (percent)......        5.71     5.20 - 6.09     5.82 - 7.72     5.23 - 5.40     5.01 - 5.85     5.49 - 6.07

       For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows, (in thousands except for per share information):

                                                                            1997          1996           1995
                                                                         -----------  -------------  -------------
Net income (loss) applicable to common stockholders....     As reported  $  (358,769)  $   (73,565)    $  38,600
                                                              Pro forma     (387,594)      (94,196)       28,652
Net income (loss) per common share:
  Basic................................................     As reported  $     (2.36)  $     (0.49)    $    0.27
                                                              Pro forma        (2.55)        (0.63)         0.20
  Diluted..............................................     As reported  $     (2.36)  $     (0.49)    $    0.26
                                                              Pro forma        (2.55)        (0.63)         0.19

       Calculated under FAS 123, the weighted-average fair value of the options granted during fiscal 1997, 1996 and 1995 was $5.26, $13.04 and $10.39 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP during fiscal 1997, 1996 and 1995 were $3.83, $7.47 and $5.27, respectively.

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
401(K) PLAN

       The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. In fiscal 1997, the Company matched 50 percent of each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1997, 1996 and 1995 were $4.2 million, $3.8 million and $2.5 million, respectively.

NOTE 8--COMMITMENTS

    The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                         -----------------  -----------------
                                                                    (IN THOUSANDS)
Computer equipment.....................................      $   6,939          $   8,825
Office equipment.......................................            349              2,474
                                                                ------            -------
                                                                 7,288             11,299
Less: accumulated amortization.........................          1,489              8,985
                                                                ------            -------
                                                             $   5,799          $   2,314
                                                                ------            -------
                                                                ------            -------

       During fiscal 1997, 1996 and 1995, the Company financed approximately $10.5 million, $1.8 million and $1.7 million, respectively, of equipment purchases under capital lease arrangements. Amortization of the cost of leased equipment is included in depreciation expense.

       The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $34.7 million, $42.4 million and $19.7 million in 1997, 1996 and 1995, respectively.

       In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term is for fifteen years and minimum lease payments amount to $96.0 million over the term. The minimum lease payments increase within a contractual range based on changes in the Consumer Price Index. In the fourth quarter of 1997, the Company assigned the lease to an unrelated third party. The Company remains contingently liable for minimum lease payments under this assignment.

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS (CONTINUED)
       Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1997, are as follows:

                                                                 CAPITAL      NON-CANCELABLE
YEAR ENDING DECEMBER 31                                          LEASES      OPERATING LEASES
------------------------------------------------------------  -------------  ----------------
                                                                      (IN THOUSANDS)
1998........................................................    $   4,838      $     34,329
1999........................................................        3,904            26,944
2000........................................................        1,887            21,430
2001........................................................           --            17,427
2002........................................................           --            12,875
Thereafter..................................................           --             4,364
                                                              -------------        --------
Total payments..............................................       10,629      $    117,369
                                                                                   --------
                                                                                   --------
Less: amount representing interest..........................        1,185
                                                              -------------
Present value of minimum lease payments.....................        9,444
Less current portion........................................        3,627
                                                              -------------
                                                                $   5,817
                                                              -------------
                                                              -------------

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS (CONTINUED)

       As of December 31, 1997, the Company was contractually obligated to purchase approximately $4.4 million of various computer equipment.

       The Company has several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by the Company of $15.1 million, $11.4 million, $10.4 million, $7.3 million and $3.5 million in fiscal 1998, 1999, 2000, 2001 and 2002, respectively.

NOTE 9--GEOGRAPHIC INFORMATION

    Net revenues, operating income (loss), and identifiable assets for the Company's North America, European, Asia/Pacific and Latin American operations are summarized below by year:

                                          NORTH                                LATIN
                                         AMERICA      EUROPE    ASIA/PACIFIC  AMERICA   ELIMINATIONS     TOTAL
                                       -----------  ----------  -----------  ---------  ------------  -----------
                                                                     (IN THOUSANDS)
1997:
Net revenues.........................  $   357,568  $  220,024   $  81,129   $  50,064   $  (46,487)  $   662,298
Operating income (loss)..............     (228,747)    (78,635)    (49,067)      3,541       (4,428)     (357,336)
Identifiable assets..................      555,476     130,174      61,875      38,948     (223,229)      563,244

1996:
Net revenues.........................  $   410,549  $  229,588   $  93,622   $  50,829   $  (56,741)  $   727,847
Operating income (loss)..............      (38,331)    (24,156)    (11,576)      4,693        1,353       (68,017)
Identifiable assets..................      734,852     218,196     101,203      44,803     (217,058)      881,996

1995:
Net revenues.........................  $   365,647  $  199,711   $  80,667      39,549   $  (52,804)  $   632,770
Operating income (loss)..............       69,245      (2,588)     (3,005)      2,045         (749)       64,948
Identifiable assets..................      579,306     216,530      85,158      25,618     (224,699)      681,913

       Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, and which in general are in accordance with the rules and regulations of the respective governing tax authorities.

       Export revenues consisting of sales from the Company's U.S. operating subsidiary to non-affiliated customers were as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Canada........................................................  $   2,033  $   7,521  $   6,299
Latin America.................................................      4,494      6,556      6,817
Asia/Pacific..................................................         11      3,391      5,887
Other.........................................................        364      3,437      1,301
                                                                ---------  ---------  ---------
    Total.....................................................  $   6,902  $  20,905  $  20,304
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                               1997        1996        1995
                                                             ---------  ----------  ----------
                                                                      (IN THOUSANDS)
Currently payable:
  Federal..................................................  $  (2,264) $    1,540  $   40,582
  State....................................................         --         565       6,463
  Foreign..................................................     10,415       6,216       9,325
                                                             ---------  ----------  ----------
                                                                 8,151       8,321      56,370

Deferred:
  Federal..................................................     (3,857)     (1,748)    (13,747)
  State....................................................       (189)     (2,983)     (1,204)
  Foreign..................................................      3,712       8,941      (9,325)
                                                             ---------  ----------  ----------
                                                                  (334)      4,210     (24,276)
                                                             ---------  ----------  ----------
                                                             $   7,817  $   12,531  $   32,094
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

       In 1996 and 1995, the Company recognized tax benefits related to stock option plans of $14.8 million and $21.3 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.

       Income (loss) before income taxes consists of the following:

                                                              1997         1996        1995
                                                           -----------  ----------  ----------
                                                                     (IN THOUSANDS)
Domestic.................................................  $  (227,266) $  (26,510) $   83,937
Foreign..................................................     (121,784)    (34,524)    (13,243)
                                                           -----------  ----------  ----------
                                                           $  (349,050) $  (61,034) $   70,694
                                                           -----------  ----------  ----------
                                                           -----------  ----------  ----------

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
       The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                             1997                     1996                     1995
                                                   ------------------------  -----------------------  -----------------------
                                                     AMOUNT       PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   -----------  -----------  ----------  -----------  ----------  -----------
                                                                                 (IN THOUSANDS)
Computed tax at federal statutory rate...........  $  (122,167)      (35.0)% $  (21,362)      (35.0)% $   24,743        35.0%
Valuation allowance..............................      116,978        33.5%      41,192        67.5%       4,239         6.0%
Research and development credits.................           --          --       (1,457)       (2.4)%       (935)       (1.3)%
State income taxes, net of federal tax benefit...           --          --       (1,572)       (2.6)%      3,418         4.8%
Foreign taxes....................................       10,415         3.0%          --          --           --          --
Other, net.......................................        2,591         0.7%      (4,270)       (7.0)%        629         0.9%
                                                   -----------       -----   ----------       -----   ----------         ---
                                                   $     7,817         2.2%  $   12,531        20.5%  $   32,094        45.4%
                                                   -----------       -----   ----------       -----   ----------         ---
                                                   -----------       -----   ----------       -----   ----------         ---

       Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                          1997         1996
                                                                       -----------  ----------
                                                                           (IN THOUSANDS)
Deferred Tax Assets:
Reserves and accrued expenses........................................  $    13,457  $    7,703
Deferred revenue.....................................................       34,786      33,875
Foreign net operating loss carryforwards.............................       77,149      38,067
Domestic net operating loss carryforwards............................       93,003       9,800
Foreign taxes in excess of taxes at U.S. rate........................        7,682       9,014
Valuation of investment portfolio under FAS 115......................          307          --
Other................................................................        1,632         555
                                                                       -----------  ----------
Total deferred tax assets............................................      228,016      99,014
Valuation allowance for deferred tax assets..........................     (178,353)    (46,339)
                                                                       -----------  ----------
Deferred tax assets, net of valuation allowance......................       49,663      52,675

Deferred Tax Liabilities:
Capitalized software.................................................       14,051      17,704
Revenue recognition..................................................        1,612       1,612
Valuation of investment portfolio under FAS 115......................           --       6,454
                                                                       -----------  ----------
Total deferred tax liabilities.......................................       15,663      25,770
                                                                       -----------  ----------
Net deferred tax assets..............................................  $    34,000  $   26,905
                                                                       -----------  ----------
                                                                       -----------  ----------

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)

    At December 31, 1997, the Company had approximately $220.4 million, $237.2 million and $159.3 million of foreign, federal and state net operating loss carryforwards, respectively. The foreign and state net operating loss carryforwards expire at various dates beginning in 1999. The federal net operating loss carryforwards expire at various dates beginning in 2007. Income taxes paid amounted to $11.3 million, $22.7 million and $18.6 million in 1997, 1996 and 1995, respectively. The valuation allowance for deferred tax assets increased by $132.0 million, $41.2 million and $4.2 million in 1997, 1996 and 1995, respectively.

NOTE 11--BUSINESS COMBINATIONS

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

                                                                                     1995
                                                                                --------------
                                                                                (IN THOUSANDS)
Net revenues
  Informix....................................................................   $    627,536
  Illustra....................................................................          5,234
                                                                                --------------
  Combined....................................................................   $    632,770
                                                                                --------------
                                                                                --------------
Net income (loss)
  Informix....................................................................   $     46,289
  Illustra....................................................................         (7,689)
                                                                                --------------
  Combined....................................................................   $     38,600
                                                                                --------------
                                                                                --------------

       In January 1995, the Company acquired a 90 percent interest in the database division of ASCII Corporation ("ASCII"), a distributor of its products in Japan. The Company acquired the remaining 10 percent interest in January 1996. The total purchase price, which consisted of cash and direct acquisition costs, was approximately $46.0 million, of which approximately $35.4 million exceeded the net tangible assets acquired. Intangible assets acquired included customer lists, sales and marketing workforce, business tradenames, and goodwill. These intangible assets are being amortized over seven years.

       In April 1995, the Company acquired an 80 percent interest in the database division of Daou Corporation ("Daou"), a distributor of its products in Korea. The Company acquired the remaining

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED)
20 percent interest in January 1997. The total purchase price, which consisted of cash and direct acquisition costs, was approximately $7.6 million, of which approximately $7.0 million exceeded the net tangible assets acquired. Intangible assets acquired included customer lists, sales and marketing workforce, business tradenames, and goodwill. These intangible assets are being amortized over seven years.

       In February 1997, the Company acquired all of the outstanding capital stock of CenterView Software, Inc. ("CenterView"), a privately-owned company which develops and sells software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash and direct acquisition costs. The transaction has been accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price has been allocated to the net tangible and intangible assets acquired including developed software technology, acquired workforce, in-process technology, and goodwill. The in-process technology, which based on the independent appraisal has been valued at $7 million, had not, at the date of acquisition, reached technological feasibility and had no alternative future uses in other research and development projects. Consequently, its value was charged to operations in the period the acquisition was consummated (the first quarter of 1997). The remaining identifiable intangible assets are being amortized over five years.

       The operating results of these businesses have not been material in relation to those of the Company and are included in the Company's consolidated results of operations from the date of acquisition.

NOTE 12--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present and former officers and directors and, in some cases, its independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

       Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants and the Company's independent auditors, were also filed, commencing in August 1997, in California state court. While these actions allege various violations of state law, any monetary judgments in these derivative actions would accrue to the benefit of the Company.

       Pursuant to Delaware law and certain indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. This includes the costs of defending against the claims asserted in the above-referenced actions and any amounts paid in settlement or other disposition of such actions on behalf of these individuals. The Company's obligations do not permit or require it to provide such indemnification to any such individual who is adjudicated to be liable for fraudulent or criminal conduct. Although the Company has purchased directors' and officers' liability insurance to reimburse it for the costs of indemnification for its directors and officers, the coverage under its policies is limited. Moreover, although the directors' and officers' insurance coverage presumes that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former directors and officers are allocable to the individuals' defense, the Company does not have insurance to cover the costs of its own defense or to cover any liability

                              INFORMIX CORPORATION

NOTE 12--LITIGATION (CONTINUED)
for any claims asserted against it. The Company has not set aside any financial reserves relating to any of the above-referenced actions.

       The pending federal and state securities actions are in the early stages of discovery. Consequently, at this time it is not reasonably possible to estimate the damages, or the range of damages, that the Company might incur in connection with such actions.

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

NOTE 13--NONRECURRING CHARGES

    In accordance with Financial Accounting Standards Board Statement No. 121 (FAS 121), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in its operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant shortfall in business activity compared to historical levels. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or estimated resale values as appropriate.

       In February 1997 the Company acquired CenterView Software (see Note 11) and, as a direct result, revised its database application tool business strategy to incorporate CenterView's developed technology and "Data Director" product. This revision to the tools business strategy significantly altered the Company's current and future marketing plans for its own NewEra family of application tools including projected future NewEra product revenues. As a result, the Company reevaluated the net realizable value of its NewEra products and found it to be significantly below the net balance of related capitalized software development costs. Accordingly, the Company recorded a charge during the first quarter 1997 of $14.7 million to reduce the carrying value of these capitalized product development costs to the revised estimated net realizable value of the NewEra products.

       In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to

                              INFORMIX CORPORATION

NOTE 13--NONRECURRING CHARGES (CONTINUED) improve efficiency. The following analysis sets forth the significant components of the restructuring reserve at December 31, 1997:

                                                 RESTRUCTURING   NON-CASH       CASH      ACCRUAL BALANCE AT
                                                    EXPENSE        COSTS      PAYMENTS     DECEMBER 31, 1997
                                                 -------------  -----------  -----------  -------------------
                                                                        (IN MILLIONS)
Severance and benefits.........................    $    21.9     $      --    $    19.5        $     2.4
Write-off of assets............................         48.2          48.2           --               --
Facility charges...............................         34.7           7.7          3.8             23.2
Other..........................................          3.4           2.2           .2              1.0
                                                      ------         -----        -----            -----
                                                   $   108.2     $    58.1    $    23.5        $    26.6
                                                      ------         -----        -----            -----
                                                      ------         -----        -----            -----

       Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consists primarily of computer servers, workstations, and personal computers that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

       The total Restructuring Expense decreased by $1.2 million during the fourth quarter of 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss.

       The Company expects to complete most of the actions associated with its restructuring by the end of the second quarter of fiscal 1998.

NOTE 14--SENIOR SECURED CREDIT AGREEMENT

    In December 1997, the Company entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on certain eligibility criteria. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of December 31, 1997, no borrowings were outstanding under the Credit Facility, the Company's net accounts receivable totaled $142 million and its borrowing base under the Credit Facility was $47 million. The term of the Credit Facility is two years and is secured by all of the assets of Informix Software and the capital stock of the Company's domestic subsidiaries. The availability of the Credit Facility is subject to the Company's compliance with certain covenants, including the following financial covenants requiring the Company to: (a) maintain a ratio of
1.25 to 1.00 in respect of the sum of cash and acounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of $150 million through June 1998 and $160 million thereafter, (c) maintain quarterly operating loss of no more than $10 million through the quarter ending March 31, 1998 and a quarterly operating profit of at

                              INFORMIX CORPORATION

NOTE 14--SENIOR SECURED CREDIT AGREEMENT (CONTINUED) least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter. (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income greater than the sum of restated revenue, capitalized software costs, capital expenditures, cash outlays in respect of accrued expenses arising from restructuring charges, and the sum of depreciation and amortization, (e) an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15 million, less any carry forward amount, and
(g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At December 31, 1997, the Company was in compliance with all financial covenants under the Credit Facility.

NOTE 15--SUMMARY QUARTERLY INFORMATION (UNAUDITED)

                                                    FIRST QUARTER            SECOND QUARTER            THIRD QUARTER
                                               ------------------------  -----------------------  -----------------------
                                               AS REPORTED    RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED
                                               ------------  ----------  ------------  ---------  ------------  ---------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues...............................   $  133,664   $  149,223   $  182,012          --   $  149,911          --
  Gross profit (1)(2)........................       63,185       78,937      123,527          --       97,625          --
  Net income (loss) (1)(2)...................     (140,107)    (144,161)    (111,377)         --     (110,523)         --
  Preferred stock dividend...................           --           --           --          --           --          --
  Value assigned to warrants.................           --           --           --          --           --          --
                                               ------------  ----------  ------------  ---------  ------------  ---------
  Net income (loss) applicable to common
    stockholders.............................     (140,107)    (144,161)    (111,377)         --     (110,523)         --
  Net income (loss) per common share:
    Basic....................................   $    (0.93)  $    (0.95)  $    (0.73)         --   $    (0.73)         --
    Diluted..................................        (0.93)       (0.95)       (0.73)         --        (0.73)         --

Year ended December 31, 1996
  Net revenues...............................   $  204,021   $  164,605   $  226,282   $ 159,323   $  238,180   $ 187,073
  Gross profit...............................      160,584      121,378      178,474     112,074      189,003     138,092
  Net income (loss)..........................       15,891      (15,377)      21,628     (34,083)      26,181     (17,095)
  Net income (loss) per share:
    Basic....................................   $     0.11   $    (0.10)  $     0.15   $   (0.23)  $     0.17   $   (0.11)
    Diluted..................................         0.10        (0.10)        0.14       (0.23)        0.17       (0.11)

Year ended December 31, 1995
  Net revenues...............................   $  148,037   $  146,120   $  164,068   $ 141,175   $  182,701   $ 166,929
  Gross profit...............................      121,893      120,138      134,042     111,226      150,183     136,595
  Net income (loss)..........................       17,646       16,177       20,184      (2,731)      23,896       7,759
  Net income (loss) per share:
    Basic....................................   $     0.12   $     0.11   $     0.14   $   (0.02)  $     0.16   $    0.05
    Diluted..................................         0.12         0.11         0.14       (0.02)        0.16        0.05
Year ended December 31, 1994
  Net revenues...............................   $   96,242   $   92,763   $  106,214   $  96,217   $  117,081   $ 111,428
  Gross profit...............................       81,429       77,950       89,765      79,768       98,106      92,453
  Net income (loss)..........................       11,540        8,922       12,210       4,686       15,446      11,191
  Net income (loss) per share:
    Basic....................................   $     0.09   $     0.07   $     0.09   $    0.03   $     0.11   $    0.08
    Diluted..................................         0.08         0.06         0.09        0.03         0.11        0.08

                                                   FOURTH QUARTER
                                               -----------------------
                                               AS REPORTED   RESTATED
                                               ------------  ---------

Year ended December 31, 1997
  Net revenues...............................   $  181,152          --
  Gross profit (1)(2)........................      132,266          --
  Net income (loss) (1)(2)...................        9,194          --
  Preferred stock dividend...................         (301)         --
  Value assigned to warrants.................       (1,601)         --
                                               ------------  ---------
  Net income (loss) applicable to common
    stockholders.............................        7,292          --
  Net income (loss) per common share:
    Basic....................................   $     0.05          --
    Diluted..................................         0.04          --
Year ended December 31, 1996
  Net revenues...............................   $  270,828   $ 216,848
  Gross profit...............................      218,342     164,669
  Net income (loss)..........................       34,118      (7,010)
  Net income (loss) per share:
    Basic....................................   $     0.23   $   (0.05)
    Diluted..................................         0.22       (0.05)
Year ended December 31, 1995
  Net revenues...............................   $  219,413   $ 178,546
  Gross profit...............................      178,396     137,678
  Net income (loss)..........................       35,918      17,372
  Net income (loss) per share:
    Basic....................................   $     0.24   $    0.12
    Diluted..................................         0.23        0.11
Year ended December 31, 1994
  Net revenues...............................   $  150,575   $ 151,561
  Gross profit...............................      129,520     130,506
  Net income (loss)..........................       22,752      23,494
  Net income (loss) per share:
    Basic....................................   $     0.16   $    0.17
    Diluted..................................         0.16        0.16

------------------------

(1) The Company recorded in the second quarter and again in the third quarter of 1997, restructuring charges of $59.6 million and $49.7 million, respectively. The total restructuring expense decreased by $1.2 million during the fourth quarter of 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. (See Note 13)

                              INFORMIX CORPORATION

NOTE 15--SUMMARY QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)
(2) In the first quarter of 1997, the Company recorded a charge of $30.5 million to write down the carrying values of certain of its Japanese subsidiary's long-lived assets to their fair values. During the same quarter, the Company also recorded a charge of $14.7 million to write down the carrying value of capitalized software development costs for certain products to their net realizable values.

NOTE 16--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (UNAUDITED)

    In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 (SOP 98-4). The Company will be required to adopt the provisions of the SOPs' as of January 1, 1998. The adoption may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. In response to these SOPs', the Company will likely change its business practices, and, consequently, the Company cannot quantify the effect the SOPs' will have on its operating results, financial position or cash flows.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS No. 130) and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information (FAS No.
131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 17--SUBSEQUENT EVENTS (UNAUDITED)

    In December 1997, the Company's Board of Directors authorized a second option repricing which was effective January 9, 1998 (the "Second Repricing Effective Date") based upon the closing sales price of the Company's Common Stock as of the Second Repricing Effective Date. Under the terms of the second repricing, each employee, excluding officers and directors of the Company, could exchange any option granted and outstanding as of May 1, 1997 for a new option with an exercise price equal to the closing sales price on the Second Repricing Effective Date and with terms consistent with those of the original option, except that options exchanged in the second repricing could not be exercised for a period of one year from the Second Repricing Effective Date. The exercise price for repriced options was $5.094, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

       On February 13, 1998, the A-1 Preferred Stockholders exercised warrants to purchase 60,000 additional shares of A-1 Preferred at $250 per share for net proceeds to the Company of $14.1 million, and simultaneously converted 220,000 shares of A-1 Preferred into 12,769,908 shares of the Company's common stock.

                              INFORMIX CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          ADDITIONS
                                                                   ------------------------
                                                                                CHARGED TO
                                                      BALANCE AT   CHARGED TO      OTHER                  BALANCE AT
                                                       BEGINNING    COSTS AND    ACCOUNTS    DEDUCTIONS     END OF
                                                       OF PERIOD    EXPENSES        (1)          (2)        PERIOD
                                                      -----------  -----------  -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Allowance for Doubtful Accounts
  Year ended December 31, 1997......................   $  21,429    $  19,929    $      --    $   7,551    $  33,807
  Year ended December 31, 1996......................   $  12,854    $  15,329    $    (346)   $   6,408    $  21,429
  Year ended December 31, 1995......................   $   6,049    $   8,247    $     261    $   1,703    $  12,854

------------------------

(1) Charged (credited) to revenues

(2) Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
   3.1   (3)   Certificate of Incorporation of the Registrant, as amended
   3.2   (3)   Bylaws of the Registrant, as amended
   3.3   (4)   Certificate of Designation of Series A Convertible Preferred Stock
   3.4   (5)   Certificate of Designation of Series A-1 Convertible Preferred Stock
   3.5   (5)   Certificate of Designation of Series B Convertible Preferred Stock
   4.1   (6)   First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the
               Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
               Exhibit A
   4.2   (7)   Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
               between the Registrant and BankBoston, N.A.
  10.1   (2)   Form of Change of Control Agreement
  10.2   (9)   Form of Amended Indemnity Agreement
  10.3  (10)   1989 Outside Directors Stock Option Plan
  10.4   (1)   Amendment to the 1989 Outside Directors Stock Option Plan
  10.5   (2)   Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's
               Stock Option Plan
  10.6  (12)   1986 Stock Option Plan, as amended
  10.7  (13)   1994 Stock Option and Award Plan
  10.8   (1)   Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994
               Stock Option and Award Plan
  10.9  (13)   Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
  10.10 (14)   1997 Employee Stock Purchase Plan
  10.11  (2)   Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
  10.12 (15)   Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio,
               Jr.
  10.13 (15)   Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
  10.14 (15)   Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves
               Dexmier
  10.15  (2)   Separation Agreement, dated April 18, 1987, between the Registrant and Ronald M. Alvarez
  10.16  (2)   Separation Agreement, dated May 12, 1997, between the Registrant and Edwin C. Winder
  10.17 (16)   Employment Agreement, dated January 1, 1989, between the Registrant and Phillip E. White
  10.18  (2)   Contract of Employment, dated December 5, 1996, between the Registrant and Kenneth Coulter
  10.19  (2)   Employment Letter Agreement, dated November 25, 1996, between the Registrant and Kenneth
               Coulter
  10.20  (4)   Subscription Agreement, dated August 12, 1997, between the Company and Fletcher International
               Limited
  10.21 (17)   Exchange Agreement, dated as of November 17, 1997, between the Company and Fletcher
               International Limited
  10.22 (17)   Amendment No. 1 to Subscription Agreement, dated as of November 17, 1997, between the Company and Fletcher International Limited
  10.23  (5)   Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.24  (5)   Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
  10.25  (8)   Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the
               Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park,
               California
  10.26  (8)   Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.27 (18)   Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
               Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.28 (19)   Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.29  (2)   Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.30  (9)   Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo
               Park, California
  10.31  (2)   Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.32  (2)   Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.33 (19)   First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.34 (20)   Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.35  (2)   Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.36 (21)   Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.37  (2)   Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.38 (21)   Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo
               Park, California
  10.39 (21)   First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.40  (2)   Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.41  (2)   Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.42  (9)   Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
  10.43  (2)   First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
  10.44  (2)   Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
  10.45  (2)   Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
  10.46  (2)   Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
  10.47  (2)   Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.
  10.48  (2)   Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc.
               and BankBoston, N.A.
  10.49  (2)   Continuing Guaranty, dated as of December 31, 1997, by the Registrant
  10.50  (1)   1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
  10.51  (1)   Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
  10.52  (1)   Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
  10.53  (1)   Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
  10.54  (1)   Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
               (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
  10.55  (1)   Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
  21.1  (23)   Subsidiaries of the Registrant
  23.1   (1)   Consent of Ernst & Young LLP, Independent Auditors
  24.1   (2)   Power of Attorney (set forth on signature page)
  27.1   (1)   Financial Data Schedule
  27.2   (1)   Financial Data Schedule for fiscal years end December 31, 1996, 1995 and 1994
  27.3   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1997
  27.4   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1996

------------------------

 (1) Filed herewith

 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-43991)

 (3) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1995

 (4) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on August 25, 1997

 (5) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on December 4, 1997

 (6) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on September 3, 1997

 (7) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on December 3, 1997.

 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-8006)

 (9) Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988

 (10) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-31116)

 (11) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-50608)

 (12) Incorporated by reference to exhibits filed with Registrant's Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-506-10)

 (13) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31369) filed with the Commission on July 16, 1997.

 (14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31371) filed with the Commission on July 16, 1997

 (15) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1997

 (16) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989

 (17) Incorporated by reference to exhibits filed with Registrant's report on Form 8-K filed with the Commission on December 2, 1997

 (18) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1986

 (19) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991

 (20) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992

 (21) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993

 (22) Incorporated by reference to exhibits filed with the Registrant's amendment to its annual report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on November 18, 1997

 (23) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996