Form 10-K/A
period 1997-12-31
INFORMIX CORP
filed 1998-05-12
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

       As of February 28, 1998, Registrant had 166,903,848 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                               -----------
PART I.......................................................................................................           3

  ITEM  1.         BUSINESS..................................................................................           3
  ITEM  2.         PROPERTIES................................................................................          11
  ITEM  3.         LEGAL PROCEEDINGS.........................................................................          12
  ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................          15

PART II......................................................................................................          16

  ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................          16
  ITEM  6.         SELECTED FINANCIAL DATA...................................................................          18
  ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....          19
  ITEM  7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................          50
  ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................          50
  ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......          50

PART III.....................................................................................................          51

  ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................          51
  ITEM 11.         EXECUTIVE COMPENSATION....................................................................          55
  ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................          63
  ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................          65

PART IV......................................................................................................          68

  ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................          68

SIGNATURES...................................................................................................          73

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

       During fiscal 1996 and the first quarter of fiscal 1997, as part of its sales and marketing strategy, the Company launched a series of "Information SuperStores." The Superstores were intended to demonstrate and offer the Company's software products to customers on actual hardware platforms used by those customers, thereby permitting the end-user to evaluate and monitor the performance and functionality of the Company's products prior to purchase. In addition, the Superstores offered application tools from leading third-party tools and application vendors installed on a variety of platforms, including Data General Corporation, Hewlett-Packard Company, International Business Machines ("IBM"), NCR Corporation/Teradata ("NCR/Teradata"), Pyramid, Sequent Computer Systems, Inc. ("Sequent"), Silicon Graphics and Sun Microsystems. In connection with the Company's restructuring announced in the second quarter of fiscal 1997, the Company scaled back its original plans and repositioned its remaining sites as solution labs managed by the Company's consulting practice. The decision to scale back the Superstores resulted in a charge to operating results during fiscal 1997 of approximately $37.0 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring Charges.

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

       The Company's research and development expense for fiscal 1997, 1996 and 1995 was $139.3 million, $120.2 million and $85.6 million, respectively, representing approximately 21%, 16% and 14% of revenues for such periods. In addition, during fiscal 1997, 1996, and 1995 the Company capitalized product development costs of $21.8 million, $28.4 million and $17.5 million, respectively, in accordance with Statement of Financial Accounting Standards No.
86. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Research and Development Expenses."

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

       In addition, certain of the Company's research and development facilities, a portion of its customer service organization, its principal domestic manufacturing facility and its telemarketing organization are located in a 134,000 square foot facility in Lenexa, Kansas. The buildings are leased to the Company under a lease expiring in April 2003, subject to renewal for up to two additional five year terms. The Lenexa, Kansas facility was leased to the Company by a partnership of which the Company held a 50% partnership interest. The Company entered an agreement to sell its interest in 49.9% of the partnership to the other partner. Such sale closed in the first quarter of fiscal 1998. The Company also leases office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. The Company believes that its current facilities are adequate to meet its needs through the next twelve months.

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

ITEM 3. LEGAL PROCEEDINGS

ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

       Beginning on or about April 16, 1997, a total of 24 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP, the Company's independent auditors and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Of the 24 complaints, 22 have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during the purported class period; the alleged class periods in the different complaints vary according to the date on which the complaints were filed. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron
(Mike) Saranga, Steven R. Sommer, MichaelR. Stonebraker and Edwin C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint was filed on April 6, 1998. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

       Two related non-class actions, TEACHERS' RETIREMENT SYSTEM OF LOUISIANA ET AL. V. INFORMIX CORPORATION ET AL. and STATE BOARD OF ADMINISTRATION OF FLORIDA V. INFORMIX CORPORATION ET AL., have been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION for all pre-trial purposes. The LOUISANA and FLORIDA plaintiffs request a total of $10.173 million in damages. An amended consolidated complaint was filed by the LOUISIANA and FLORIDA plaintiffs on April 3, 1998.

       The existing federal court complaints allege that the Company, the Named Individual Defendants and Ernst & Young issued false or misleading statements in the Company's filings with the Commission, press releases, statements to securities analysts and other public statements regarding its financial results and business prospects. The alleged class period in the amended consolidated complaints extends from February 7, 1995 through November 18, 1997. In particular, plaintiffs allege that defendants overstated the Company's revenue and earnings during the time period by improperly recognizing revenue from sales of software licenses. All of these actions allege that the defendants' false and misleading statements violate section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints further allege that the Named Individual Defendants sold the Company's Common Stock while in the possession of adverse material non-public information. The existing complaints, in general, do not specify the amount of damages that plaintiffs seek.

       On or about March 19, 1998, a complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization (the "Illustra Agreement"). This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects. Defendants are scheduled to file a response to the consolidated, amended complaint on June 16, 1998.

       Three purported securities class actions containing allegations similar to the federal actions were filed in the Superior Court of the State of California, County of San Mateo between May 19, 1997 and August 25, 1997. Those actions, captioned RILEY V INFORMIX CORPORATION ET AL., DAYANI V. INFORMIX CORPORATION ET AL., AND GOLDSTEIN V. WHITE ET AL., contained factual allegations nearly identical to the allegations set forth in the federal court complaints. The Superior Court has consolidated these actions into the DAYANI case, and has appointed lead plaintiffs' counsel. By stipulation, plaintiffs filed a consolidated, amended complaint on December 23, 1997. The state court consolidated, amended complaint names as defendants the Company, Ernst & Young and the Named Individual Defendants. The claims in the consolidated amended state complaint arise under California securities, fraud and unfair business practices statutes.

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

       Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. The hearing on defendants' demurrers is set for May 29, 1998. The Company will not file an answer in this action unless the Court overrules the pending and any subsequent demurrers. Further, the Company is not in a position to state its factual defenses to the consolidated, amended complaint until the Court rules upon the pending and any subsequent demurrers.

    DERIVATIVE ACTIONS

       The Company also was named as a nominal defendant in eight derivative actions, purportedly brought on its behalf, filed in the Superior Court of the State of California, County of San Mateo. The cases have been consolidated under the caption IN RE INFORMIX CORPORATION DERIVATIVE LITIGATION, and the Court has appointed lead plaintiff's counsel in the consolidated actions. The consolidated, amended complaint alleges that, based upon the facts alleged in the federal and state securities class actions, defendants breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company's Common Stock, engaged in insider trading in violation of California law and published false financial information in violation of California law. The consolidated, amended complaint names as defendants Ernst & Young, the Named Individual

Defendants and Albert F. Knorp, Jr., James L. Koch, Thomas A. McDonnell and Cyril J. Yansouni, non-management directors of the Company. The plaintiff seeks unspecified damages on the Company's behalf from each of the defendants. On December 18, 1997, plaintiffs served their first amended, consolidated derivative complaint.

       The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. On April 1, 1998, the Court sustained Informix's demurrer based upon the plaintiffs' failure to make demand. The Court has given plaintiffs leave to amend their complaint. In addition, the Court has kept on its calendar the defendants' demurrers based upon the lack of merit in plaintiffs' substantive claims. That hearing is set for May 29, 1998. The Company will not file an answer in this action unless the Court overrules the pending or any subsequent demurrers. Further, the Company is not in a position to state its factual defenses to the consolidated, amended complaint until the Court rules upon the pending demurrers. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

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

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

       In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission. The Company is in the process of producing documents and a number of current and former officers have been testified to appear before the Commission.

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

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDING DECEMBER 31, 1998:
  First Quarter................................................................................  $    8.84  $    5.28
FISCAL YEAR ENDING DECEMBER 31, 1997:
  Fourth Quarter...............................................................................  $    8.03  $    4.06
  Third Quarter................................................................................      12.20       6.28
  Second Quarter...............................................................................      15.13       6.78
  First Quarter................................................................................      24.00      15.25
FISCAL YEAR ENDED DECEMBER 31, 1996:
  Fourth Quarter...............................................................................  $   28.63  $   17.63
  Third Quarter................................................................................      30.25      20.31
  Second Quarter...............................................................................      26.88      18.38
  First Quarter................................................................................      35.88      26.38

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

       3. On November 19, 1997, pursuant to a Securities Purchase Agreement dated November 17, 1997, the Company sold 50,000 shares of newly authorized Series B Preferred for aggregate gross proceeds of $50,000,000 to an investor group led by an affiliate of Credit Suisse First Boston. Upon conversion of the Series B Preferred, the Company is required to issue a warrant to acquire a number of shares equal to 20% of the shares of Common Stock issued upon the conversion of the Series B Preferred but no less than 1,500,000 shares, together with an additional increment of warrants to purchase 200,000 shares of Common Stock (collectively, the "Series B Warrants"). The Series B Warrants may be exercised until 2002. In connection with the sale of the Series B Preferred, the Company issued 100,000 shares of its Common Stock to The Shemano Group, a financial advisor to the Company ("Shemano"). In addition, the Company agreed to issue Shemano a warrant to purchase up to 50,000 shares of the Company's Common Stock if the closing sales price of the Company's Common Stock as reported on The Nasdaq Stock Market on May 17, 1998 does not exceed $12.50.

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

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY (1)

                                                                        YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                        1997(2)      1996*       1995*       1994*        1993
                                                      -----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues........................................  $   663,892  $  734,540  $  636,547  $  451,969  $  353,115
Net income (loss)...................................     (356,867)    (73,565)     38,600      48,293      54,989
Net income (loss) per common share
  Basic.............................................  $     (2.36) $    (0.49) $     0.27  $     0.35  $     0.42
  Diluted...........................................  $     (2.36) $    (0.49) $     0.26  $     0.34  $     0.40
Retained earnings (accumulated deficit).............  $  (280,046) $   78,723  $  154,098  $  115,668  $   86,484
Total assets........................................      563,244     881,998     682,445     447,769     328,001
Long-term obligations...............................        6,311       2,359       2,846         892         451

------------------------

* Financial data for such fiscal year reflect the information from the Company's restated financial statements.

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

       The nature of the Company's business in 1992 and 1993 was such that there was not a material amount of revenues recorded under prepaid software license transactions conducted with resellers during these years. Additionally, as a result of the Company's extended procedures, there were no material errors or irregularities identified affecting revenues recognized prior to the third quarter of 1994. The Company concluded based on those circumstances that it was not necessary to restate the financial statements for 1992 and 1993.

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

       As a result of the restatement, total revenues were reduced from amounts previously reported by $204.8 million from $939.3 million as originally reported to $734.5 million, by $77.7 million from $714.2 million as originally reported to $636.5 million, and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995 and 1994, respectively. The restatement also resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996.

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

                                                                                      YEARS ENDED DECEMBER
                                                                                               31,
                                                                                      ---------------------
                                                                                      1997    1996    1995
                                                                                      -----   -----   -----
                                                                                         PERCENT OF NET
                                                                                             REVENUE
                                                                                      ---------------------
Net revenues:
  Licenses..........................................................................   57%     68%     73%
  Services..........................................................................   43      32      27
                                                                                      -----   -----   -----
      Total net revenues............................................................  100     100     100
Cost and expenses:
  Cost of software distribution.....................................................   10       6       6
  Cost of services..................................................................   25      20      14
  Sales and marketing...............................................................   63      56      47
  Research and development..........................................................   21      16      14
  General and administrative........................................................   13       9       8
  Write-off of goodwill and long-term assets........................................    5      --      --
  Write-off of acquired research and development....................................    1      --      --
  Restructuring charges.............................................................   16      --      --
  Merger expenses...................................................................   --       1      --
                                                                                      -----   -----   -----
      Total expenses................................................................  154     108      89
                                                                                      -----   -----   -----
Operating income (loss).............................................................  (54)     (8)     11
                                                                                      -----   -----   -----
Net income (loss)...................................................................  (54)%   (10)%     6%
                                                                                      -----   -----   -----
                                                                                      -----   -----   -----

       Informix's operating results for fiscal 1997 were significantly below the prior year due to decreases in license revenue and increases in costs and expenses. Revenue declined 10% for fiscal 1997 in comparison to fiscal 1996. Revenue declined 9%, 7%, 10% and 2% in North America, Asia/Pacific, Europe and Latin America, respectively. The increase in operating expenses reflects continued expansion of product and customer support organizations through the early months of fiscal 1997 as well as incremental legal and audit expenses related to the stockholder lawsuits and the restatement process, charges of $30.5 million related to the Company's Japanese operations, $108.2 million for restructuring charges, $14.7 million for write-down to net realizable value of previously capitalized software costs and $7.0 million for a write-off of acquired research and development during the period. The lower revenues combined with increased operating costs resulted in an operating loss of $355.7 million for the year. See "Legal Proceedings," "--Cost of Software Distribution," "--Write-off of Acquired Research and Development," "--General and Administrative Expenses" and "--Restructuring Charges."

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

REVENUES

       The Company derives revenues from licensing its software and providing post-license technical product support and updates to customers and from consulting and training services. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenues consist of customer telephone or direct support, product update rights, consulting and training fees. Total net revenues were $663.9 million, $734.5 million and $636.5 million for fiscal 1997, 1996 and 1995, respectively. Between December 31, 1996 and 1997, total net revenues decreased by 10% or $70.6 million, primarily as a result of a substantial decrease in license revenues, partially offset by an increase in service revenues. Between December 31, 1995 and 1996, total net revenues increased by 15% or $98.0 million.

    LICENSE REVENUES

       The Company sells its products directly to end-users as well as through resellers, including OEM's, distributors and VAR's. During fiscal 1996, the Company increased the focus on its reseller channels to establish partnerships with hardware and application vendors in order to utilize their sales force, obtain access to their installed base of customers and benefit from their consulting and systems integration organizations. The Company recognizes license revenue from resellers, except for those sold and billed on a per copy basis, when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. License revenues accounted for 57%, 68% and 73% of total revenues in fiscal 1997, 1996 and 1995, respectively. The year-to-year declines in license revenues as a percentage of total revenues reflect the fact that service revenues have grown at a faster pace than license revenues, and that license revenues declined substantially in fiscal 1997.

       License revenue declined by 25% to $378.2 million for fiscal 1997 from $502.7 million for fiscal 1996. In the first quarter of fiscal 1997, license revenues decreased 43% compared to the fourth quarter of fiscal 1996. This decrease was primarily due to slow growth in demand for RDBMS products as well as the Company's inability to close a number of sales transactions that management anticipated would close by quarter's end, particularly in Europe. In the second quarter of fiscal 1997, license revenue increased 26% compared to the first quarter, principally as a result of stronger product license sales in North America. In the third quarter of fiscal 1997, license revenues decreased 29% compared to the second quarter. The decrease in the third quarter was attributable to a significant extent to decreased product license sales in Europe and Latin America and customer uncertainties resulting from the Company's announcement of the restatement of its financial statements in August 1997 and restructuring activities in September 1997. During the fourth quarter of fiscal 1997, license revenues increased 36% as compared to the third quarter of fiscal 1997. The increase in the fourth quarter of fiscal 1997 was principally due to increased license sales in Europe and Latin America, which the Company believes was due to improved customer confidence about the Company and its financial condition following the announcement of its restated financial statements.

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

       License revenues increased 9% to $502.7 million for fiscal 1996 from $462.1 million for fiscal 1995. The license revenue growth during fiscal 1996 reflects an increase in sales of the Company's server products, particularly the Company's flagship database server, OnLine Dynamic Server, partially offset by a decrease in license revenues from its database tool products. The increase in server product revenues during fiscal 1996 reflected continued acceptance of the Company's server products. The Company believes that the RDBMS industry has benefited from market acceptance of UNIX, Windows, Windows NT and other open operating environments and trends to downsize from large proprietary computer systems. The Company believes that the decline in license revenues derived from its database tool products is primarily the result of competitive product offerings from other companies.

       At December 31, 1997, 1996 and 1995 licenses not resold by resellers representing approximately $180.0 million, $239.5 million and $83.6 million, respectively, were recorded as advances from customers and financial institutions and had not been recognized as earned revenue. Licenses originally recorded as advances from customers and financial institutions representing approximately $64.8 million, $58.2 million and $34.2 million were sold through reseller channels to end users during fiscal 1997, 1996 and 1995, respectively, and recognized as earned revenue. The Company estimates that approximately $50 to $70 million of the advances from customers and financial institutions of $180.0 million at December 31, 1997 will be sold through to end-users during fiscal 1998. Nevertheless, there can be no assurances that such licenses will be resold. If the underlying license agreements expire and are not renewed prior to resellers' selling all licenses to end users and the Company has no remaining obligations, the remaining revenue relating to customers' advances will be recognized in the quarter following the expiration of the reseller license agreements.

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

    SERVICE REVENUES

       Service revenues increased 23% to $285.7 million for fiscal 1997 from $231.8 million for fiscal 1996. Service revenues increased 33% to $231.8 million for fiscal 1996 from $174.5 million for fiscal 1995. Service revenues accounted for 43%, 32% and 27% of total revenues in fiscal 1997, 1996 and 1995, respectively. As the Company's products become more complex, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. Service revenues are comprised of maintenance, consulting and training revenues. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars reflects the growth in the Company's installed base and strategic focus on providing consulting services for its customers. The year-to-year increases in service revenues as a percentage of total revenues reflect the fact that service revenues have continued to grow while license revenues declined substantially in fiscal 1997.

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

SALES AND MARKETING EXPENSES

       Sales and marketing expenses increased less than 1% to $417.2 million for fiscal 1997 from $413.7 million for fiscal 1996. Sales and marketing expenses increased 37% to $413.7 million for fiscal 1996 from $301.9 million for fiscal 1995. As a percentage of revenues, sales and marketing expenses increased to 63% in fiscal 1997 from 56% in fiscal 1996, due to a reduction in net revenues. As a percentage of revenues, sales and marketing expenses increased to 56% in fiscal 1996 from 47% in fiscal 1995, due to significant increases in sales and marketing personnel and marketing programs starting in late 1996.

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

       Research and development expenses increased 16% to $139.3 million for fiscal 1997 from $120.2 million for fiscal 1996. Research and development expenses increased 40% to $120.2 million for fiscal 1996 from $85.6 million for fiscal 1996. The year-to-year increase in research and development expenses in absolute dollars for fiscal 1997, is attributable principally to an increase in staff which occurred during the early part of fiscal 1997, working on new products and product extensions. The year-to-year increase in research and development expenses in absolute dollars for fiscal 1996 is attributable principally to an increase in staff working on the development of new products and product extensions, including Universal Server.

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

       Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consists primarily of computer servers, workstations, and personal computers that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. The carrying value at December 31, 1997, of computer equipment included in the restructuring activities during the second and third quarters of 1997 and intended to be disposed of, is approximately $2.2 million. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

       As a result of these restructuring activities, the Company was able to reduce its operating expenses, in the form of lower depreciation expense, reduced salaries and wages, and lower rent expense, by approximately $12.2 million and $19.7 million, respectively, in the third and fourth quarters of 1997 compared to quarterly expense levels incurred in 1997 prior to the initiation of the restructuring activities.

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

INTEREST EXPENSE

       Interest expense decreased to $9.4 million from $12.5 million and increased from $6.3 million for fiscal 1997, 1996 and 1995, respectively. Interest expense principally relates to interest charges incurred in connection with financing of customer accounts receivable and has decreased due to a decrease in the amount of receivables financed.

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

                                                                                                                         FOURTH
                                               FIRST QUARTER            SECOND QUARTER            THIRD QUARTER         QUARTER
                                          ------------------------  -----------------------  -----------------------  ------------
                                          AS REPORTED    RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED
                                          ------------  ----------  ------------  ---------  ------------  ---------  ------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues..........................   $  133,664   $  149,902   $  182,012   $ 182,527   $  149,911   $ 150,184   $  181,152
  Gross profit (2)......................       63,185       79,616      123,527     124,042       97,625      97,898      132,266
  Net income (loss) (1)(2)..............     (140,107)    (144,161)    (111,377)         --     (110,523)         --        9,194
  Preferred stock dividend..............           --           --           --          --           --          --         (301)
  Value assigned to warrants............           --           --           --          --           --          --       (1,601)
                                          ------------  ----------  ------------  ---------  ------------  ---------  ------------
  Net income (loss) applicable to common
    stockholders........................     (140,107)    (144,161)    (111,377)         --     (110,523)         --        7,292
  Net income (loss) per common share:
    Basic...............................   $    (0.93)  $    (0.95)  $    (0.73)  $      --   $    (0.73)  $      --   $     0.05
    Diluted.............................        (0.93)       (0.95)       (0.73)         --        (0.73)         --         0.04

Year ended December 31, 1996
  Net revenues..........................   $  204,021   $  164,985   $  226,282   $ 160,290   $  238,180   $ 190,600   $  270,828
  Gross profit..........................      160,584      121,758      178,474     113,041      189,003     141,619      218,342
  Net income (loss).....................       15,891      (15,377)      21,628     (34,083)      26,181     (17,095)      34,118
  Net income (loss) per share:
    Basic...............................   $     0.11   $    (0.10)  $     0.15   $   (0.23)  $     0.17   $   (0.11)  $     0.23
    Diluted.............................         0.10        (0.10)        0.14       (0.23)        0.17       (0.11)        0.22

Year ended December 31, 1995
  Net revenues..........................   $  148,037   $  146,325   $  164,068   $ 142,381   $  182,701   $ 168,002   $  219,413
  Gross profit..........................      121,839      120,343      134,042     112,432      150,183     137,668      178,396
  Net income (loss).....................       17,646       16,177       20,184      (2,731)      23,896       7,759       35,918
  Net income (loss) per share:
    Basic...............................   $     0.12   $     0.11   $     0.14   $   (0.02)  $     0.16   $    0.05   $     0.24
    Diluted.............................         0.12         0.11         0.14       (0.02)        0.16        0.05         0.23

Year ended December 31, 1994
  Net revenues..........................   $   96,242   $   92,763   $  106,214   $  96,217   $  117,081   $ 111,428   $  150,575
  Gross profit..........................       81,429       77,950       89,765      79,768       98,106      92,453      129,520
  Net income (loss).....................       11,540        8,922       12,210       4,686       15,446      11,191       22,752
  Net income (loss) per share:
    Basic...............................   $     0.09   $     0.07   $     0.09   $    0.03   $     0.11   $    0.08   $     0.16
    Diluted.............................         0.08         0.06         0.09        0.03         0.11        0.08         0.16


                                          RESTATED
                                          ---------

Year ended December 31, 1997
  Net revenues..........................  $ 181,279
  Gross profit (2)......................    132,393
  Net income (loss) (1)(2)..............         --
  Preferred stock dividend..............         --
  Value assigned to warrants............         --
                                          ---------
  Net income (loss) applicable to common
    stockholders........................         --
  Net income (loss) per common share:
    Basic...............................  $      --
    Diluted.............................         --
Year ended December 31, 1996
  Net revenues..........................  $ 218,665
  Gross profit..........................    166,486
  Net income (loss).....................     (7,010)
  Net income (loss) per share:
    Basic...............................  $   (0.05)
    Diluted.............................      (0.05)
Year ended December 31, 1995
  Net revenues..........................  $ 179,839
  Gross profit..........................    136,971
  Net income (loss).....................     17,372
  Net income (loss) per share:
    Basic...............................  $    0.12
    Diluted.............................       0.11
Year ended December 31, 1994
  Net revenues..........................  $ 151,561
  Gross profit..........................    130,506
  Net income (loss).....................     23,494
  Net income (loss) per share:
    Basic...............................  $    0.17
    Diluted.............................       0.16

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                                      AS OF OR FOR THE YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                             (IN MILLIONS)
Cash, cash equivalents and short-term investments.................................  $   155.5  $   261.0  $   253.2
Working capital (deficit).........................................................     (140.2)       3.1      163.6
Cash and cash equivalents provided by (used in) operations........................     (144.8)     (29.4)      59.3
Cash and cash equivalents used for investment activities..........................      (63.1)    (145.3)    (157.7)
Cash and cash equivalents provided by financing activities........................      115.2      228.7      136.8

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

    FINANCING

       Net cash and cash equivalents provided by financing activities in fiscal 1997 decreased in comparison to the same period in 1996. A significant portion of the decrease was the decline in advances from customers and financial institutions, partially offset by the proceeds from issuances of preferred and common stock.

       The Company may receive cash, either from the customer, or from a financial institution to whom the customer payment streams due under software license arrangements are sold, prior to the time the license fee is recognized as earned revenue. If the Company fails to comply with the contractual terms of the specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received. However, the Company does not believe the refunds of amounts received, if any, will have a material effect on the Company's results of operations, financial position, or cash flows. During fiscal 1997, 1996 and 1995, the Company received $21.8 million, $207.2 million and $109.3 million respectively, of license fee payments in advance of revenue being recognized under such transactions.

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

       In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary ("Informix Software"), entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commercial as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable. Accounts receivable for an account debtor are ineligible for purposes of the Credit Facility when (a) such account receivable is outstanding for longer than 60 days, (b) the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the amount of the account receivable, but only to the extent the lenders reasonably determine a valid defense, offset, counterclaim or other right exists and then only to the extent of such right, (c) the account debtor or other person required to make payment thereon is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to the lenders, and the lenders have so notified the Company (d) the account debtor is a lender under the Credit Facility, (e) 30% or more of the accounts receivable of any account debtor is deemed ineligible because such accounts are outstanding for longer than 60 days thus rendering all the accounts receivable of that debtor ineligible, and (f) the lender reasonably deems not to qualify an account receivable as eligible and provides a reasonably detailed written explanation to the Company. Under the Credit Facility, foreign accounts receivable that are backed by a letter of credit issued or confirmed by a financial institution approved by the lenders are deemed to be domestic accounts receivable. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of December 31, 1997, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totaled $142 million and its borrowing base under the Credit Facility was $47 million.

       The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain covenants, including the following financial covenants requiring the Company to:
(a) maintain a ratio of 1.25 to 1.00 in respect of the sum of cash and acounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of $150.0 million through June 1998 and $160.0 million thereafter, (c) maintain quarterly operating loss of no more than $10.0 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter. (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15.0 million, plus any carry forward amount which amount cannot exceed $5.0 million, and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At December 31, 1997, the Company was in compliance with all financial covenants under the Credit Facility.

DISCLOSURES ABOUT MARKET RATE RISK

    INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and short-term investments as "fixed rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed rate U.S. government securities, municipal bonds, time deposits and certificates of deposits. The Company classifies its cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio at December 31, 1997:

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

    FOREIGN CURRENCY RISK. The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies (mainly European and Asian foreign currencies) against fluctuations in exchange rates until such receivables are collected or such payables are disbursed. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. Subsequent gains or losses on the related contract would be recognized in income in each period until the contract matures, is terminated or sold. The Company operates in certain countries in Latin America, Eastern Europe and Asia Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. However, such exposures are not material to the Company's financial statements for any period presented. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The table below provides information about the Company's foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                       WEIGHTED
                                                                                        AVERAGE
AT DECEMBER 31, 1997                                                                 CONTRACT RATE
-------------------------------------------------------------------  CONTRACT VALUE  -------------    FAIR VALUE
                                                                     --------------                 ---------------
                                                                     (IN THOUSANDS)                 (IN THOUSANDS)
Forward currency contracts sold:
  British Pound....................................................   $     55,740    $      0.60      $     241
  Deutsche Mark....................................................         17,050           1.77            (75)
  French Franc.....................................................         14,139           5.91            (66)
  Italian Lira.....................................................          3,901       1,742.34              4
  Spanish Peseta...................................................          3,166         149.76             (7)
  Swedish Krona....................................................          1,682           7.76             (3)
  Other (individually less than $1 million)........................          2,090             NM             47
                                                                     --------------                        -----
Total..............................................................   $     97,768                     $     141
                                                                     --------------                        -----
                                                                     --------------                        -----
Forward currency contracts purchased:
  Swiss Franc......................................................   $      1,636           1.42      $      16
  Dutch Guilder....................................................          1,096           1.99              5
  Other (individually less than $1 million)........................          2,208             NM             12
                                                                     --------------                        -----
Total..............................................................   $      4,940                     $      33
                                                                     --------------                        -----
                                                                     --------------                        -----
Grand Total........................................................   $    102,708                     $     174
                                                                     --------------                        -----
                                                                     --------------                        -----

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 (SOP 98-4). The Company will be required to adopt the provisions of the SOPs' as of January 1, 1998. The adoption may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. In response to these SOPs', the Company will likely change its business practices and, consequently, the Company cannot quantify the effect the SOPs' will have on its operating results, financial position or cash flows.

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

WORKING CAPITAL DEFICIT

       The restatement of the Company's financial statements has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances on unearned license revenue as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of fiscal 1997.

       "Advances from customers and financial institutions" reflects amounts previously received from customers or in connection with accounts receivable financing transactions with third party financial institutions in advance of revenue being recognized. Prior to the restatement, these amounts were improperly recognized as earned but have now been designated as advances. A substantial majority of such revenues arose in connection with license agreements between the Company and OEMs, distributors and other resellers. In connection with the review of its historical financial results, the Company determined that sufficient post-contractual contingencies existed in connection with certain reseller license arrangements so as to preclude recognizing revenue. In addition, the Company concluded that informal or otherwise undisclosed arrangements with a number of resellers have resulted or could result in significant concessions or allowances that were not accounted for when revenue was originally reported as earned. Although the Company's license agreements provide for a non-refundable fee payable by the customer in single or multiple installments at the beginning or over the term of the license arrangements, amounts received by the Company under its license agreements could be subject to refund in the event the Company fails to satisfy certain post-signing obligations. At December 31, 1997 approximately $23 million of such amounts received from customers were subject to commercial disputes, several of which have proceeded to litigation. Of the $23 million subject to commercial disputes, $6.0 million has been reflected on the balance sheet as accrued expenses, and the Company believes that the remainder is properly booked as advances from customers and financial institutions as the Company believes the likelihood of refund is remote. Any such refunds, were they to occur, would not have a material effect on the Company's results of operations as revenue has not been recognized on such transactions.

       The Company has abandoned its plans to construct a new headquarters facility and in December 1997 sold the real property it had purchased earlier in the year, raising aggregate net proceeds of approximately $59.3 million. In August 1997 and November 1997, the Company sold and issued newly designated series of Preferred Stock in two separate financing transactions, raising net proceeds of approximately $87.6 million (excluding of a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In addition, in the fourth quarter of 1997, the Company entered into the Credit Facility. The term of the Credit Facility is two years. Although these financing transactions have improved the Company's working capital position, in the event the Company continues to maintain a substantial working capital deficit, such a deficit could materially impair the Company's ability to sell its products as a result of customer uncertainty about the Company's financial condition. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       Both the Series A-1 Preferred and the Series B Preferred are convertible into shares of the Company's Common Stock based on the trading prices of the Common Stock during future periods that are described in the respective financing agreements. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminate. If, in accordance with the terms of the financing agreements, the conversion price of the Preferred Stock is determined during a period when the trading price of the Common Stock is low, the resulting number of shares of Common Stock issuable upon conversion of the Preferred Stock could result in substantial dilution to the holders of Common Stock. In addition, the Company issued the Series A-1 Warrant to the holders of the Series A-1 Preferred to acquire up to an additional 140,000 shares of Series A-1 Preferred for an aggregate purchase price of $35 million. The Series A-1 Warrant was exercised in part in February 1998 for 60,000 shares of Series A-1 Preferred, resulting in $14.1 million in net proceeds to the Company. In February 1998, all 220,000 shares of Series A-1 Preferred which were then outstanding were converted into 12,769,208 shares of Common Stock. The Company is also obligated to issue the Series B Warrants upon conversion of the Series B Preferred. The Series A-1 Warrant and the Series B Warrants, to the extent exercised, will have a further dilutive effect.

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

YEAR 2000 RISKS

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

       The Company in its ordinary course of business tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. However, there can be no assurance that the Company will not subsequently learn that certain of its software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. The Company's license agreements in most cases limit liability to prevent unlimited exposure from such claims.

       The Company has identified a separate budget of approximately $1.7 million for investigating and remedying issues related to Year 2000 compliance involving software or systems used in its internal operations. However, the Company has only recently initiated its Year 2000 compliance program and there can be no assurances that the program will be completed on a timely basis and within the current projected budget. To the extent the costs of implementing the program greatly exceed the budget, such costs will have a material adverse effect on the Company's business, financial condition and results of operations.

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

ANTITAKEOVER PROTECTIONS

       The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock, of which 440,000 shares have been designated Series A Preferred, none of which is outstanding; of which 440,000 shares have been designated Series A-1 Preferred, of which 220,000 shares were previously outstanding (including 60,000 shares of Series A-1 Preferred which were issued upon partial exercise of the Series A-1 Warrant) and converted into 12,769,908 shares of Common Stock in February 1998 and of which 80,000 shares remain issuable upon exercise of the Series A-1 Warrant; and of which 50,000 shares have been designated Series B Preferred, of which 50,000 shares are outstanding. Subject to the prior consent of the holders of the Series A-1 Preferred and the Series B Preferred, the Board of Directors has the authority to issue additional shares of Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's stockholders. To date, the Company has used its ability to designate and issue new series of Preferred Stock in transactions intended to raise additional capital for the Company. The ability to issue additional shares of Preferred Stock, however, also provides desirable flexibility in connection with possible acquisitions and other corporate purposes but could also have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. In particular, certain rights, preferences and privileges of the Series A-1 Preferred and Series B Preferred could have the effect of preventing or discouraging potential bids to acquire the Company unless the terms of such acquisition are approved by such stockholders. See "--Risks Associated with Convertible Preferred Stock Financings."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required by this item is set forth in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations Captioned "Disclosures about Market Rate Risk".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth certain information concerning the Company's executive officers and directors as of December 31, 1997.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Robert J. Finocchio, Jr..............................          46   President, Chief Executive Officer and Chairman of
                                                                      the Board of Directors-- Class III, term to expire
                                                                      at 1999 Annual Stockholder Meeting
Jean-Yves F. Dexmier.................................          46   Executive Vice President and Chief Financial Officer
Karen Blasing(a).....................................          41   Vice President and Corporate Controller
Susan T. Daniel(b)...................................          57   Vice President, Human Resources
James F. Engle.......................................          51   Vice President, Treasurer and acting Corporate
                                                                      Controller
Diane L. Fraiman(c)..................................          42   Vice President, Corporate Marketing
J.F. Hendrickson, Jr.................................          58   Vice President, Customer Services, and Lenexa
                                                                      (Kansas) Site General Manager
Stephen E. Hill(d)...................................          39   Vice President, and General Manager, Tools Business
                                                                      Unit
Gary Lloyd(e)........................................          50   Vice President, Legal, General Counsel and Secretary
Wesley Raffel........................................          42   Vice President, North American Field Operations
Myron (Mike) Saranga.................................          60   Senior Vice President, Product Management and
                                                                      Development
Michael R. Stonebraker...............................          54   Vice President and Chief Technology Officer
Leslie G. Denend.....................................          56   Director--Class I, term to expire at 2000 Annual
                                                                      Stockholder Meeting
Albert F. Knorp, Jr..................................          62   Assistant Secretary and Director Class III, term to
                                                                      expire at 1999 Annual Stockholder Meeting
James L. Koch........................................          53   Director--Class II, term to expire at 1998 Annual
                                                                      Stockholder Meeting
Thomas A. McDonnell..................................          52   Director--Class II, term to expire at 1998 Annual
                                                                      Stockholder Meeting
Cyril J. Yansouni....................................          55   Director--Class I, term to expire at 2000 Annual
                                                                      Stockholder Meeting

------------------------

(a) Ms. Blasing resigned as the Company's Vice President and Corporate Controller in April 1998.

(b) Ms. Daniel became the Company's Vice President, Human Resources on February 9, 1998

(c) Ms. Fraiman will become the Company's Vice President, Corporate Marketing beginning April 1998

(d) Mr. Hill was promoted to Vice President, Tools Business Units in January 1998 from the position of Vice President, Advanced Technology

(e) Mr. Lloyd became the Company's Vice President, Legal, and General Counsel on January 23, 1998 and its Secretary on February 26, 1998

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

       KAREN BLASING resigned as the Company's Vice President and Corporate Controller in April of 1998. Ms. Blasing joined the Company in November 1992 as its Director of Financial Planning and Analysis. From January 1989 to October 1992, Ms. Blasing was a Senior Financial Manager at Oracle Corporation, a provider of information management software and services. Ms. Blasing holds a B.S. in both economics and business from the University of Montana and an M.B.A. from the University of Washington.

       SUSAN T. DANIEL has served as the Company's Vice President, Human Resources since February 1998. From March 1981 until February 1998, Ms. Daniel served in a variety of positions at Advanced Micro Devices, Inc., a semiconductor manufacturer, most recently as Vice President, Human Resource Operations. Ms. Daniel holds a B.A. in History from Queens College, an M.A. in social studies from Syracuse and J.D. from Santa Clara University.

       JAMES F. ENGLE has served as the Company's Vice President and Treasurer since December 1997 and as its acting corporate controller since April 1998. From 1991 until December 1997, Mr. Engle served as a Vice President and the Corporate Treasurer of Octel. Mr. Engle holds a B.A. in economics from the University of Missouri and an M.B.A. in international business and corporate finance from the Columbia University Graduate School of Business.

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

       GARY LLOYD has served as the Company's Vice President, Legal and General Counsel since January 1998 and as its Secretary since February 1998. From November 1997 until January 1998, Mr. Lloyd served as the Company's interim General Counsel. From March 1994 until October 1997, Mr. Lloyd was with the law firm of Farella Braun & Martel L.L.P. From 1984 until February 1994, Mr. Lloyd served in a variety of positions at the Securities and Exchange Commission, most recently as its Assistant Director, Division of Enforcement. Mr. Lloyd holds a B.A. in political science and English from Kent State University and a J.D. from Case Western Reserve University.

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

       ALBERT F. KNORP, JR. has served as a member of the Company's Board of Directors since 1984 and as its Assistant Secretary since 1985. Mr. Knorp is a general partner in Seaport Ventures, L.P., a family partnership. Since November 1994, Mr. Knorp has been of counsel to the law firm of Gray Cary Ware & Freidenrich. He had previously been a partner in the law firm of Lewis, Knorp, Walsh & Kavalaris. Mr. Knorp holds a B.A. in social sciences from Stanford University and an L.L.B. from Santa Clara University.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                                          ----------------------------------------------------  POTENTIAL REALIZABLE VALUES
                                          NUMBER OF     PERCENT OF                               AT ASSUMED ANNUAL RATES OF
                                          SECURITIES   TOTAL OPTIONS                            STOCK PRICE APPRECIATION FOR
                                          UNDERLYING    GRANTED TO      EXERCISE                      OPTIONS TERM(1)
                                           OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION   ----------------------------
                                           GRANTED    FISCAL 1997(2)    SHARE(3)     DATE(4)         5%             10%
                                          ----------  ---------------  ----------  -----------  -------------  -------------
CURRENT EXECUTIVE OFFICERS
  Robert J. Finocchio, Jr. (5)..........   1,500,000         11.44%    $  10.8125    07/22/07   $  10,199,885  $  25,848,511
  J. F. Hendrickson, Jr. (6)............      27,500          0.21         9.0313    06/18/07         156,193        395,823
                                              32,000          0.24         7.1563    04/18/05          99,665        234,842
                                              24,000          0.18         7.1563    05/16/06          88,044        213,728
  Stephen E. Hill(7)....................      50,000          0.38         9.0313    06/18/07         283,987        719,678
                                              32,000          0.24         7.1563    04/18/05          99,665        234,842
                                              24,000          0.18         7.1563    05/16/06          88,044        213,728
  Myron (Mike) Saranga (8)..............     125,000          0.95         9.0313    06/18/07         709,967      1,799,196
                                             100,000          0.76         9.5000    09/15/07         597,450      1,514,055
                                             104,000          0.79         7.1563    04/18/05         323,911        763,235
                                              80,000          0.61         7.1563    05/16/06         293,481        712,425
  Michael R. Stonebraker (9)............      75,000          0.57         9.0313    06/18/07         425,980      1,079,517
                                              60,000          0.46         7.1563    04/15/06         217,424        526,549
FORMER EXECUTIVE OFFICERS
  Phillip E. White......................          --            --             --          --              --             --

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

STOCK OPTION REPRICING

       In September 1997, the Company's Board of Directors authorized the repricing of outstanding options to purchase Common Stock under the Company's stock option plans. Employees, including executive officers, were eligible to participate only if they remained actively employed at the effective date of the repricing and were only permitted to exchange options outstanding prior to May 1, 1997. The repricing/option exchange was effective November 21, 1997 (the "Repricing Effective Date"). The repricing program offered eligible employees the opportunity to exchange eligible outstanding options with exercise prices in excess of the closing sales price of the Company's Common Stock on the Repricing Effective Date for a new option with an exercise price equal to such price. Other than the exercise price, each new option issued upon exchange has terms substantially equivalent to the surrendered option, including with respect to the number of shares, vesting terms and expiration. Options issued in connection with the exchange may not be exercised for a period of one year from the Repricing Effective Date, however. In addition, officers of the Company participating in the option exchange were required to forfeit 20% of the shares subject to each option being surrendered. The exercise price for repriced options was $7.1563, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

       The following table provides information with respect to the November 1997 repricing for the Named Executive Officers and for other executive officers of the Company who elected to reprice options. These are the only executive officers of the Company who had their options repriced.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                   NUMBER OF
                                                  SECURITIES    MARKET PRICE                                  LENGTH OF
                                                  UNDERLYING     OF STOCK AT     EXERCISE                  ORIGINAL OPTION
                                                 OPTIONS/SARS      TIME OF     PRICE AT TIME      NEW      TERM REMAINING
                                                  REPRICED OR   REPRICING OR   OF REPRICING    EXERCISE      AT DATE OF
                                                    AMENDED       AMENDMENT    OR AMENDMENT      PRICE      REPRICING OR
                NAME                    DATE        (#)(1)           ($)            ($)           ($)         AMENDMENT
------------------------------------  ---------  -------------  -------------  -------------  -----------  ---------------
CURRENT EXECUTIVE OFFICERS
  Robert F. Finocchio, Jr.(2).......         --           --             --             --            --             --
  J. F. Hendrickson, Jr.(3).........   11/21/97       32,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       24,000         7.1563         24.125        7.1563           8.48
  Stephen E. Hill(4)................   11/21/97       32,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       24,000         7.1563         24.125        7.1563           8.48
  Myron (Mike) Saranga(5)...........   11/21/97      104,000         7.1563         18.250        7.1563           7.41
                                       11/21/97       80,000         7.1563         24.125        7.1563           8.48
  Michael R. Stonebraker(6).........   11/21/97       60,000         7.1563         19.375        7.1563           8.40

FORMER EXECUTIVE OFFICERS
  Philip E. White(7)................         --           --             --             --            --             --
  Karen Blasing(8)..................   11/21/97        4,200         7.1563         18.250        7.1563           7.41
                                       11/21/97        4,800         7.1563         18.250        7.1563           8.49
                                       11/21/97        8,000         7.1563         18.250        7.1563           8.54

------------------------------

(1) All options repriced by the Named Executive Officers and other executive officers listed in the above table were granted under the 1994 Plan.

(2) Mr. Finocchio became Chairman, President and Chief Executive Officer in July 1997; consequently, he was not eligible to participate in the November 1997 repricing.

(3) Mr. Hendrickson forfeited the right to purchase 14,000 shares of Common Stock as a result of the repricing. At the time of repricing, 22,000 of the 56,000 options Mr. Hendrickson elected to reprice were vested.

(4) Mr. Hill forfeited the right to purchase 14,000 shares of Common Stock as a result of the repricing. At the time of repricing, 22,000 of the 56,000 options Mr. Hill elected to reprice were vested.

(5) Mr. Saranga forfeited his right to purchase 46,000 shares of Common Stock as a result of the repricing. At the time of the repricing, 72,000 of the 184,000 options Mr. Saranga elected to reprice were vested.

(6) Dr. Stonebraker forfeited his right to purchase 15,000 shares of Common Stock as a result of the repricing. At the time of the repricing, 15,000 of the 60,000 options Dr. Stonebraker elected to reprice were unvested.

(7) Mr. White resigned as the Company's Chairman, President and Chief Executive Officer in July 1997; consequently he was not eligible to participate in the November 1997 repricing.

(8) Ms. Blasing resigned as the Company's Vice President and Corporate Controller in April 1998. Ms. Blasing forfeited the right to purchase 4,250 shares of Common Stock as a result of the repricing. At the time of the repricing, 4,600 of the 17,000 options Ms. Blasing elected to reprice were vested.

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

       In October 1997, the Company entered into Change of Control Agreements (the "Change of Control Agreements") with Messrs. Dexmier and Raffel, Myron
(Mike) Saranga, the Company's Senior Vice President, Product Management and Development, and Karen Blasing, the Company's former Vice President and Corporate Controller. The Change of Control Agreements, which are substantially similar for each executive officer, provide that in the event a change in control of the Company occurs, the exercisability of each executive officer's options will accelerate so as to become fully vested.

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

                                                                                              SHARES OF COMMON STOCK
                                                                                              BENEFICIALLY OWNED(2)
                                                                                            --------------------------
                                                                                                           PERCENT OF
NAME AND ADDRESS OF STOCKHOLDER(1)                                                             NUMBER        CLASS
------------------------------------------------------------------------------------------  ------------  ------------
COMMON STOCK
5% STOCKHOLDERS
  Fletcher International Limited(3) ......................................................    13,674,500         8.2%
  c/o Midland Bank Trust Corporation (Cayman) Limited
  P.O. Box 1109, Mary Street
  Grand Cayman, Cayman Islands
  British West Indies
DIRECTORS AND CURRENT EXECUTIVE OFFICERS
  Leslie G. Denend(4).....................................................................            --          --
  Robert J. Finocchio, Jr.(5).............................................................           100           *
  J.F. Hendrickson, Jr.(6)................................................................       321,072           *
  Stephen E. Hill(7)......................................................................        64,373           *
  Albert F. Knorp, Jr.(8).................................................................       153,868           *
  James L. Koch(9)........................................................................        84,000           *
  Thomas A. McDonnell(10).................................................................       140,000           *
  Myron (Mike) Saranga(11)................................................................       136,760           *
  Michael R. Stonebraker(12)..............................................................       638,655           *
  Cyril J. Yansouni(13)...................................................................        40,000           *
  All current directors and executive officers as a group (16 persons)(14)................     1,583,028           *
FORMER EXECUTIVE OFFICERS
  Phillip E. White(15)....................................................................     1,257,819           *
SERIES B PREFERRED
  CC Investments, LDC (16)(17) ...........................................................        12,500        25.0
  c/o Fund Services
  Corporate Centre, West Bay Road
  P.O. Box 31106, SMB
  Grand Cayman, Cayman Islands BVI
  Proprietary Convertible Investment Group Inc.(16)(18) ..................................        20,000        40.0
  c/o Credit Suisse First Boston
  11 Madison Avenue, 3rd Floor
  New York, New York 10010
  Capital Ventures International(16)(19) .................................................        17,500        35.0%
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

 (3) Includes 12,769,208 shares of Common Stock issued upon conversion of 220,000 shares of Series A-1 Preferred on February 13, 1998 and 904,592 shares of Common Stock currently issuable upon conversion of shares of Series A-1 Preferred, which are currently issuable upon exercise of the Series A-1 Warrant. As described below, the number of shares of Common Stock issuable upon exercise and conversion of the Series A-1 Warrant will increase effective April 1, 1998. Fletcher is the original purchaser of 160,000 shares of the Company's Series A Preferred and the Series A Warrant to purchase an additional 140,000 shares of Series A Preferred. Fletcher exchanged such Series A Preferred for a like number of shares of Series A-1 Preferred and exchanged the Series A Warrant for the Series A-1 Warrant to purchase a like number of shares of Series A-1 Preferred. The Series A-1 Preferred is convertible into Common Stock of the Company based on a conversion rate that is dependent upon the trading price of the Company's Common Stock as reported on The Nasdaq Stock Market prior to the time of such conversion. As indicated above, on February 13, 1998, Fletcher exercised the Series A-1 Warrant with respect to 60,000 shares of Series A-1 Preferred and simultaneously converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of Common Stock. Pursuant to the terms of the Subscription Agreement, the maximum number of shares of Common Stock issuable upon conversion of the Series A-1 Preferred (including upon exercise and conversion of the Series A-1 Warrant) was 13,674,500 as of December 31, 1997; however, on January 26, 1998, pursuant to the terms of the original financing agreements, Fletcher gave the Company a notice designating 16,674,500 shares as the maximum number of shares of Common Stock to be issuable upon conversion of the Series A-1 Preferred on or after April 1, 1998. Fletcher must give the Company another notice to increase the maximum number of conversion shares further. The Series A-1 Preferred shares are non-voting securities and holders of Series A-1 Preferred are not generally entitled to vote on corporate matters, prior to the conversion of such shares into Common Stock.

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

 (14) Includes 749,500 shares of Common Stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of December 31, 1997.

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

       On November 17, 1997, the Company issued 160,000 shares of Series A-1 Preferred and the Series A-1 Warrant in cancellation of and exchange for all of the outstanding Series A Preferred Stock and the Series A Warrant previously issued in connection with a Subscription Agreement, dated August 12, 1997, between Fletcher International Limited and the Company. The issuance of the Series A-1 Preferred in exchange for the Series A Preferred was effected in reliance on the exemption under Section 3(a)(9) of the Securities Act. On February 13, 1998, Fletcher exercised the Series A-1 Warrant with respect to 60,000 shares of Series A-1 Preferred and simultaneously converted 220,000 shares of Series A-1 Preferred into 12,769,904 shares of Common Stock.

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

       Pursuant to both Article VI of the Company's Bylaws and Section 6 of the Indemnification Agreement the Company enters into with its executive officers and directors, the Company advances expenses incurred by indemnified parties in connection with the investigation, defense, settlement or appeal of threatened, pending or completed action or suits against such parties in their capacity as an agent of the Company. Under both the Bylaws and the Indemnification Agreement, the indemnified party will repay the Company for any advanced expenses if it is ultimately determined that the indemnified party is not entitled to be indemnified by the Company. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation." As of March 31, 1998, the Company has received invoices for legal fees of approximately $1,075,000 incurred by certain of its current and former executive officers and/or directors in connection with certain actions and suits discussed in this report. As of the date of this report, the Company has advanced approximately $540,000 in expenses to its former executive officers and/or directors incurred in connection with such proceedings. The Company anticipates advancing the remaining balance of such expenses in the near future.

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

(a)2.  FINANCIAL STATEMENT SCHEDULE

         Schedule II--Valuation and Qualifying Accounts

(a)3.  EXHIBITS

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
   3.1   (3)   Certificate of Incorporation of the Registrant, as amended
   3.2(a) (3)  Bylaws of the Registrant, as amended
   3.2(b)  *   Amendment to Bylaws, dated April 24, 1998
   3.3   (4)   Certificate of Designation of Series A Convertible Preferred Stock
   3.4   (5)   Certificate of Designation of Series A-1 Convertible Preferred Stock
   3.5   (5)   Certificate of Designation of Series B Convertible Preferred Stock
   4.1   (6)   First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
   4.2   (7)   Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
               between the Registrant and BankBoston, N.A.
  10.1   (2)   Form of Change of Control Agreement
  10.2   (9)   Form of Amended Indemnity Agreement
  10.3  (10)   1989 Outside Directors Stock Option Plan
  10.4   (1)   Amendment to the 1989 Outside Directors Stock Option Plan
  10.5   (2)   Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's Stock
               Option Plan
  10.6  (12)   1986 Stock Option Plan, as amended
  10.7  (13)   1994 Stock Option and Award Plan
  10.8   (1)   Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994 Stock
               Option and Award Plan
  10.9  (13)   Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
  10.10 (14)   1997 Employee Stock Purchase Plan
  10.11  (2)   Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
  10.12 (15)   Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio, Jr.
  10.13 (15)   Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
  10.14 (15)   Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  10.15  (2)   Separation Agreement, dated April 18, 1987, between the Registrant and Ronald M. Alvarez
  10.16  (2)   Separation Agreement, dated May 12, 1997, between the Registrant and Edwin C. Winder
  10.17 (16)   Employment Agreement, dated January 1, 1989, between the Registrant and Phillip E. White
  10.18  (2)   Contract of Employment, dated December 5, 1996, between the Registrant and Kenneth Coulter
  10.19  (2)   Employment Letter Agreement, dated November 25, 1996, between the Registrant and Kenneth Coulter
  10.20  (4)   Subscription Agreement, dated August 12, 1997, between the Company and Fletcher International
               Limited
  10.21 (17)   Exchange Agreement, dated as of November 17, 1997, between the Company and Fletcher International
               Limited
  10.22 (17)   Amendment No. 1 to Subscription Agreement, dated as of November 17, 1997, between the Company and
               Fletcher International Limited
  10.23  (5)   Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.24  (5)   Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.25  (8)   Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.26  (8)   Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.27 (18)   Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
               Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.28 (19)   Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.29  (2)   Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.30  (9)   Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo
               Park, California
  10.31  (2)   Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.32  (2)   Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.33 (19)   First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.34 (20)   Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.35  (2)   Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners, L.P.
               for office space at 4300/4400 Bohannon Drive, Menlo Park, California

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  10.36 (21)   Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.37  (2)   Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.38 (21)   Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo
               Park, California
  10.39 (21)   First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.40  (2)   Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.41  (2)   Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.42  (9)   Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
  10.43  (2)   First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
  10.44  (2)   Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners
               #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
  10.45  (2)   Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
  10.46  (2)   Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
  10.47  (2)   Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.
  10.48  (2)   Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc. and
               BankBoston, N.A.
  10.49  (2)   Continuing Guaranty, dated as of December 31, 1997, by the Registrant
  10.50  (1)   1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
  10.51  (1)   Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
  10.52  (1)   Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
  10.53  (1)   Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
  10.54  (1)   Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
               (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
  10.55  (1)   Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
  21.1  (23)   Subsidiaries of the Registrant
  23.1    *    Consent of Ernst & Young LLP, Independent Auditors

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -------------------------------------------------------------------------------------------------
  24.1   (2)   Power of Attorney (set forth on signature page)
  27.1   (1)   Financial Data Schedule
  27.2   (1)   Financial Data Schedule for fiscal years end December 31, 1996, 1995 and 1994
  27.3   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1997
  27.4   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1996

------------------------

  *  Filed herewith

 (1) Previously filed

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 12th day of May, 1998.

                                INFORMIX CORPORATION

                                By:        /s/ ROBERT J. FINOCCHIO, JR.*
                                     ------------------------------------------
                                              Robert J. Finocchio, Jr.
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                       Title                    Date
------------------------------  --------------------------  -------------------

  /s/ (ROBERT J. FINOCCHIO,     Chairman, President and
            JR.)*                 Chief Executive Officer
------------------------------    (Principal Executive         May 12, 1998
  (Robert J. Finocchio, Jr.)      Officer) and Director

                                Executive Vice President
   /s/ (JEAN-YVES DEXMIER)        and Chief Financial
------------------------------    Officer (Principal           May 12, 1998
     (Jean-Yves Dexmier)          Financial and Accounting
                                  Officer)

   /s/ (LESLIE G. DENEND)*
------------------------------  Director                       May 12, 1998
      (Leslie G. Denend)

 /s/ (ALBERT F. KNORP, JR.)*
------------------------------  Director                       May 12, 1998
    (Albert F. Knorp, Jr.)

     /s/ (JAMES L. KOCH)*
------------------------------  Director                       May 12, 1998
       (James L. Koch)

  /s/ (THOMAS A. MCDONNELL)*
------------------------------  Director                       May 12, 1998
    (Thomas A. McDonnell)

   /s/ (CYRIL J. YANSOUNI)*
------------------------------  Director                       May 12, 1998
     (Cyril J. Yansouni)

  *By /s/ JEAN-YVES DEXMIER
------------------------------
     (Jean-Yves Dexmier)
       ATTORNEY-IN-FACT

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

                                                           /s/ ERNST & YOUNG LLP

San Jose, California

March 2, 1998

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                 ------------------------
                                                                                                    1997         1996
                                                                                                 -----------  -----------
                                                                                                  (IN THOUSANDS, EXCEPT
                                                                                                   SHARE AND PER-SHARE
                                                                                                         AMOUNTS)
                                                         ASSETS
Current Assets:
  Cash and cash equivalents....................................................................  $   139,396  $   226,508
  Short-term investments.......................................................................       16,069       34,512
  Accounts receivable, less allowance for doubtful accounts of $33,807 in 1997 and $21,429 in
    1996.......................................................................................      142,048      194,499
  Deferred taxes...............................................................................       12,249       42,133
  Other current assets.........................................................................       26,243       35,662
                                                                                                 -----------  -----------
Total current assets...........................................................................      336,005      533,314
                                                                                                 -----------  -----------
Property and equipment, at cost
  Computer equipment...........................................................................      189,985      225,336
  Office equipment and leasehold improvements..................................................       73,084       67,982
    Less accumulated depreciation and amortization.............................................     (167,057)    (106,591)
                                                                                                 -----------  -----------
                                                                                                      96,012      186,727
Software costs, less accumulated amortization of $22,786 in 1997 and $41,559 in 1996...........       40,854       54,486
Deferred taxes.................................................................................       56,345       10,542
Long-term investments..........................................................................           --        6,639
Intangible assets, net.........................................................................        8,277       34,693
Other assets...................................................................................       25,751       55,597
                                                                                                 -----------  -----------
Total Assets...................................................................................  $   563,244  $   881,998
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.............................................................................  $    36,155  $    65,446
  Accrued expenses.............................................................................       64,538       59,723
  Accrued employee compensation................................................................       49,154       57,626
  Income taxes payable.........................................................................        3,031        5,757
  Deferred maintenance revenue.................................................................      100,828       94,981
  Advances from customers and financial institutions...........................................      180,048      239,506
  Accrued restructuring costs..................................................................       26,597           --
  Other current liabilities....................................................................       15,802        7,138
                                                                                                 -----------  -----------
Total current liabilities......................................................................      476,153      530,177
                                                                                                 -----------  -----------
Other non-current liabilities..................................................................        6,311        2,359
Deferred taxes.................................................................................       21,716       24,158
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share--5,000,000 shares authorized
    Series A-1 convertible preferred stock, 160,000 shares issued and outstanding, aggregate
      liquidation preference of $40,000........................................................            2           --
    Series B convertible preferred stock, 50,000 shares issued and outstanding, aggregate
      liquidation preference of $50,301........................................................            1           --
  Common stock, par value $.01 per share--500,000,000 shares authorized, 152,587,000 and
    150,782,000 shares issued and outstanding in 1997 and 1996, respectively...................        1,526        1,508
  Additional paid-in capital...................................................................      347,582      243,564
  Retained earnings (accumulated deficit)......................................................     (278,144)      78,723
  Unrealized gain (loss) on available-for-sale securities, net of tax..........................         (767)      11,690
  Foreign currency translation adjustment......................................................      (11,136)     (10,181)
                                                                                                 -----------  -----------
Total stockholders' equity.....................................................................       59,064      325,304
                                                                                                 -----------  -----------
Total Liabilities and Stockholders' Equity.....................................................  $   563,244  $   881,998
                                                                                                 -----------  -----------
                                                                                                 -----------  -----------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Net Revenues
  Licenses.................................................................  $    378,164  $  502,730  $  462,061
  Services.................................................................       285,728     231,810     174,486
                                                                             ------------  ----------  ----------
                                                                                  663,892     734,540     636,547
Costs and Expenses
  Cost of software distribution............................................        63,027      46,786      37,593
  Cost of services.........................................................       166,916     144,850      91,540
  Sales and marketing......................................................       417,162     413,689     301,932
  Research and development.................................................       139,310     120,211      85,643
  General and administrative...............................................        87,498      64,416      51,114
  Write-off of goodwill and other long-term assets.........................        30,473          --          --
  Write-off of acquired research and development...........................         7,000          --          --
  Restructuring charges....................................................       108,248          --          --
  Expenses related to Illustra merger......................................            --       5,914          --
                                                                             ------------  ----------  ----------
                                                                                1,019,634     795,866     567,822
                                                                             ------------  ----------  ----------
Operating income (loss)....................................................      (355,742)    (61,326)     68,725
  Interest income..........................................................         5,623       9,868       8,148
  Interest expense.........................................................        (9,405)    (12,475)     (6,299)
  Other income, net........................................................        10,474       2,899         120
                                                                             ------------  ----------  ----------
Income (loss) before income taxes..........................................      (349,050)    (61,034)     70,694
  Income taxes.............................................................         7,817      12,531      32,094
                                                                             ------------  ----------  ----------
Net income (loss)..........................................................      (356,867)    (73,565)     38,600
Preferred stock dividend...................................................          (301)         --          --
Value assigned to warrants.................................................        (1,601)         --          --
                                                                             ------------  ----------  ----------
Net income (loss) applicable to common stockholders........................  $   (358,769) $  (73,565) $   38,600
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Net income (loss) per common share:
  Basic....................................................................  $      (2.36) $    (0.49) $     0.27
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
  Diluted..................................................................  $      (2.36) $    (0.49) $     0.26
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Shares used in per share calculations:
  Basic....................................................................       151,907     149,310     145,062
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
  Diluted..................................................................       151,907     149,310     150,627
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Operating Activities
Net income (loss).............................................................  $ (356,867) $  (73,565) $   38,600
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
  License fees received in advance............................................     (64,797)    (58,206)    (34,237)
  Depreciation and amortization...............................................      65,639      47,207      28,949
  Amortization of capitalized software........................................      21,437      14,626      12,041
  Write-off of capitalized software...........................................      14,749          --          --
  Write-off of long term assets...............................................       6,799          --          --
  Write-off of intangibles....................................................      20,033          --          --
  Write-off of acquired research and development..............................       7,000          --          --
  Foreign currency transaction losses (gains).................................       3,243      (5,349)     (4,609)
  Gain on sales of strategic investments......................................      (5,007)     (3,856)         --
  Loss on disposal of property and equipment..................................      10,815       2,393         605
  Deferred tax expense........................................................        (328)     (3,965)    (16,577)
  Provisions for losses on accounts receivable................................      19,929      14,983       8,508
  Restructuring charges.......................................................      77,196          --          --
  Stock-based employee compensation...........................................       7,501          --          --
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................      42,596     (45,426)    (47,045)
    Other current assets......................................................      40,530          89      (8,441)
    Accounts payable and accrued expenses.....................................     (58,867)     52,077      64,294
    Deferred maintenance revenue..............................................       3,618      29,590      17,197
                                                                                ----------  ----------  ----------
Net cash and cash equivalents provided by (used in) operating activities......    (144,781)    (29,402)     59,285
                                                                                ----------  ----------  ----------
Investing Activities
Investments of excess cash:
  Purchases of held-to-maturity securities....................................          --          --    (144,517)
  Purchases of available-for-sale securities..................................     (35,255)   (152,179)     (4,303)
  Maturities of held-to-maturity securities...................................          --          --      83,159
  Maturities of available-for-sale securities.................................      14,468     126,137       6,104
  Sales of available-for-sale securities......................................      45,957      83,696      27,261
Purchases of strategic investments............................................      (3,250)    (12,737)     (1,000)
Proceeds from sales of strategic investments..................................      10,454       7,299          --
Purchases of land, and property and equipment.................................     (93,786)   (148,270)    (56,500)
Proceeds from disposal of land, and property and equipment....................      62,371       1,929         288
Additions to software costs...................................................     (20,776)    (32,381)    (23,977)
Business combinations, net of cash acquired...................................      (9,749)     (4,340)    (38,413)
Other.........................................................................     (33,500)    (14,434)     (5,757)
                                                                                ----------  ----------  ----------
Net cash and cash equivalents used in investing activities....................     (63,066)   (145,280)   (157,655)
                                                                                ----------  ----------  ----------
Financing Activities
Advances from customers and financial institutions............................      21,787     207,218     109,338
Proceeds from issuance of common stock, net...................................       9,239      24,357      27,898
Proceeds from issuance of preferred stock, net................................      87,600          --          --
Principal payments on capital leases..........................................      (3,388)     (1,025)       (442)
Acquisition of common stock...................................................          --      (2,388)         --
Reissuance of treasury stock..................................................          --         578          --
                                                                                ----------  ----------  ----------
Net cash and cash equivalents provided by financing activities................     115,238     228,740     136,794
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash and cash equivalents..................       5,497       8,145      (6,402)
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................     (87,112)     62,203      32,022
Cash and cash equivalents at beginning of year................................     226,508     164,305     132,283
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $  139,396  $  226,508  $  164,305
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             PREFERRED STOCK
                                                            --------------------------------------------------
                                                                                                                 COMMON
                                                                   SERIES A-1                 SERIES B            STOCK
                                                            ------------------------  ------------------------  ---------
                                                              SHARES       AMOUNT       SHARES       AMOUNT      SHARES
                                                            -----------  -----------  -----------  -----------  ---------
                                                                                   (IN THOUSANDS)
Balances at December 31, 1994.............................          --    $      --           --    $      --     140,154
Exercise of stock options.................................                                                          4,377
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            349
Issuance of stock, net of costs...........................                                                          2,571
Tax benefits related to stock options.....................
Acquisition of STG........................................                                                            533
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net income................................................
                                                                   ---          ---          ---          ---   ---------
Balances at December 31, 1995.............................          --           --           --           --     147,984
Exercise of stock options.................................                                                          2,182
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            616
Acquisition of treasury stock.............................
Reissuance of treasury stock..............................
Tax benefits related to stock options.....................
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net loss..................................................
                                                                   ---          ---          ---          ---   ---------
Balances at December 31, 1996.............................          --           --           --           --     150,782
Exercise of stock options.................................                                                          1,132
Sale of stock to employees under employee stock purchase
  plan....................................................                                                            573
Stock-based compensation expense resulting from stock
  options.................................................
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................         160            2
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                                    50            1
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..                                                            100
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................
Change in unrealized gain (loss) on available-for-sale
  securities..............................................
Foreign currency translation adjustment...................
Net loss..................................................
                                                                   ---          ---          ---          ---   ---------
Balance at December 31, 1997..............................         160    $       2           50    $       1     152,587
                                                                   ---          ---          ---          ---   ---------
                                                                   ---          ---          ---          ---   ---------


                                                                                                                RETAINED
                                                                         ADDITIONAL       TREASURY STOCK        EARNINGS
                                                                           PAID-IN    ----------------------  (ACCUMULATED
                                                              AMOUNT       CAPITAL      SHARES      AMOUNT      DEFICIT)
                                                            -----------  -----------  -----------  ---------  ------------

Balances at December 31, 1994.............................   $   1,400    $ 153,343    $      --   $      --   $  115,668
Exercise of stock options.................................          44       13,712
Sale of stock to employees under employee stock purchase
  plan....................................................           3        6,603
Issuance of stock, net of costs...........................          28        7,508
Tax benefits related to stock options.....................                   21,291
Acquisition of STG........................................           5        1,991                                  (170)
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net income................................................                                                         38,600
                                                            -----------  -----------         ---   ---------  ------------
Balances at December 31, 1995.............................       1,480      204,448           --          --      154,098
Exercise of stock options.................................          22       13,343
Sale of stock to employees under employee stock purchase
  plan....................................................           6       10,986
Acquisition of treasury stock.............................                                  (100)     (2,388)
Reissuance of treasury stock..............................                                   100       2,388       (1,810)
Tax benefits related to stock options.....................                   14,787
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................
Foreign currency translation adjustment...................
Net loss..................................................                                                        (73,565)
                                                            -----------  -----------         ---   ---------  ------------
Balances at December 31, 1996.............................       1,508      243,564           --          --       78,723
Exercise of stock options.................................          11        3,563
Sale of stock to employees under employee stock purchase
  plan....................................................           6        5,659
Stock-based compensation expense resulting from stock
  options.................................................                    7,501
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................                   37,598
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                   49,196
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..           1          802
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................                     (301)
Change in unrealized gain (loss) on available-for-sale
  securities..............................................
Foreign currency translation adjustment...................
Net loss..................................................                                                       (356,867)
                                                            -----------  -----------         ---   ---------  ------------
Balance at December 31, 1997..............................   $   1,526    $ 347,582           --   $      --   $ (278,144)
                                                            -----------  -----------         ---   ---------  ------------
                                                            -----------  -----------         ---   ---------  ------------

                                                            UNREALIZED
                                                            GAIN (LOSS)
                                                                ON         FOREIGN
                                                             AVAILABLE    CURRENCY
                                                             FOR-SALE    TRANSLATION
                                                            SECURITIES   ADJUSTMENT     TOTALS
                                                            -----------  -----------  ----------

Balances at December 31, 1994.............................   $     665    $  (1,676)  $  269,400
Exercise of stock options.................................                                13,756
Sale of stock to employees under employee stock purchase
  plan....................................................                                 6,606
Issuance of stock, net of costs...........................                                 7,536
Tax benefits related to stock options.....................                                21,291
Acquisition of STG........................................                                 1,826
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................       3,399                     3,399
Foreign currency translation adjustment...................                   (4,667)      (4,667)
Net income................................................                                38,600
                                                            -----------  -----------  ----------
Balances at December 31, 1995.............................       4,064       (6,343)     357,747
Exercise of stock options.................................                                13,365
Sale of stock to employees under employee stock purchase
  plan....................................................                                10,992
Acquisition of treasury stock.............................                                (2,388)
Reissuance of treasury stock..............................                                   578
Tax benefits related to stock options.....................                                14,787
Change in unrealized gain (loss) on available-for-sale
  securities, net of tax..................................       7,626                     7,626
Foreign currency translation adjustment...................                   (3,838)      (3,838)
Net loss..................................................                               (73,565)
                                                            -----------  -----------  ----------
Balances at December 31, 1996.............................      11,690      (10,181)     325,304
Exercise of stock options.................................                                 3,574
Sale of stock to employees under employee stock purchase
  plan....................................................                                 5,665
Stock-based compensation expense resulting from stock
  options.................................................                                 7,501
Issuance of Series A-1 convertible preferred stock and
  warrants, net...........................................                                37,600
Issuance of Series B convertible preferred stock and
  warrants, net...........................................                                49,197
Common stock issued for services rendered in connection
  with the Series B convertible preferred stock offering..                                   803
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock.............................                                  (301)
Change in unrealized gain (loss) on available-for-sale
  securities..............................................     (12,457)                  (12,457)
Foreign currency translation adjustment...................                     (955)        (955)
Net loss..................................................                              (356,867)
                                                            -----------  -----------  ----------
Balance at December 31, 1997..............................   $    (767)   $ (11,136)  $   59,064
                                                            -----------  -----------  ----------
                                                            -----------  -----------  ----------

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

       These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenue from these transactions that was recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions on the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers in these accounting periods, except for thoses licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. Amounts received from resellers as prepayments of software license fees in advance of revenue recognition have been recorded as advances from customers and financial institutions. This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis, for 1996, 1995 and 1994.

       Accordingly, such financial statements have been restated as follows:

                                               1996                     1995                     1994
                                      -----------------------  -----------------------  -----------------------
                                      AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED
                                      -----------  ----------  -----------  ----------  -----------  ----------
Net revenues
  Licenses..........................   $ 708,035   $  502,730   $ 539,733   $  462,061   $ 364,661   $  346,518
  Services..........................     231,276      231,810     174,486      174,486     105,451      105,451
                                      -----------  ----------  -----------  ----------  -----------  ----------
                                         939,311      734,540     714,219      636,547     470,112      451,969
Operating income (loss).............     137,344      (61,326)    145,826       68,725      95,091       77,229
Income taxes........................      50,391       12,531      55,164       32,094      34,074       29,250
Net income (loss)...................      97,818      (73,565)     97,644       38,600      61,948       48,293
Net income (loss) per share:
  Basic.............................   $    0.66   $    (0.49)  $    0.67   $     0.27   $    0.45   $     0.35
  Diluted...........................   $    0.63   $    (0.49)  $    0.65   $     0.26   $    0.43   $     0.34
Retained earnings...................   $ 322,805   $   78,723   $ 226,797   $  154,098   $ 129,323   $  115,668
Advances from customers and
  financial institutions............   $      --   $  239,506   $      --   $   83,553   $      --   $   18,556

       The nature of the Company's business in 1992 and 1993 was such that there was not a material amount of revenues recorded under prepaid software license transactions conducted with resellers during these years. Additionally, as a result of the Company's extended procedures, there were no material errors or irregularities identified affecting revenues recognized prior to the third quarter of 1994. The Company concluded based on those circumstances that it was not necessary to restate the financial statements for 1992 and 1993.

                              INFORMIX CORPORATION

NOTE 1--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
       In response to the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. The Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to help implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing an internal audit function reporting to the Company's Board of Directors.

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

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into forward foreign currency exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of firm accounts receivable and accounts payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A forward foreign currency exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These forward foreign exchange contracts, to qualify as hedges of firm commitments, are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are deferred and recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Contract amounts in excess of the carrying value of the Company's foreign denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. The Company does not enter into forward foreign currency exchange contracts for speculative or trading purposes. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign currency exchange contract is recognized in earnings in the same period. Subsequent gains or losses on the related contract would be recognized in earnings in each period until the contract matures, is terminated, or sold. The Company operates in certain countries in Latin America, Eastern Europe, and Asia Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. However, such exposures are not material to the Company's financial statements for any period presented.

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end-users upon delivery of the software product to the customer when there are no significant post-delivery obligations and collection of the license fee is considered probable. Revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. The Company provides for sales allowances on an estimated basis.

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

    ADVANCES FROM CUSTOMERS AND FINANCIAL INSTITUTIONS. At December 31, 1997 and 1996, "advances from customers and financial institutions" reflect amounts received from customers and third-party financial institutions in advance of revenue being recognized. The Company may receive cash, either from the customer, or from a financing entity to whom the customer payment streams are sold, prior to the time the license fee is recognized as earned revenue.

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       The Company's license agreements with customers provide contractually for a non-refundable fee payable by the customer in single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with the contractual terms of a specific license agreement, the Company could be required to refund to the customer or the financial institution the amount(s) received. These terms require the Company to meet all of its obligations under the license agreement; to have rights to the software it licenses; to deliver software that is fully functional according to agreement specifications; and to represent that the accounts receivable or payment streams sold to the financial institution are payment obligations under a valid, authorized, and legally enforceable contract between the Company and customer. The refund of amounts received would not, however, have a material effect on the Company's results of operation as revenue has not been recognized for amounts recorded as "Advances from customers and financial institutions."

    SALES OF RECEIVABLES. The Company often finances amounts due from customers with financial institutions on a non-recourse basis. The Company accounts for these transactions in accordance with Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse (FAS 77). Effective January 1, 1998 these transactions will be accounted for in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). If at the time of the transfer the amounts due from the customer have been recognized as revenue and a receivable, the transfer is accounted for as the sale of a receivable and the receivable is removed from the books and the financing fees are charged to operations immediately as interest expense.

    SALES OF FUTURE REVENUE STREAMS. If at the time of transfer the amounts due from the customers have not been recognized as revenue or a receivable, the transfer is accounted for as the sale of a future revenue stream in accordance with EITF 88-18. Accordingly, the receipt of cash is treated as a borrowing and recorded as "advances from customers and financial institutions" and the financing fees are amortized to interest expense over the term of the financing arrangement. The Company does not expect to finance amounts due from customers subsequent to December 31, 1997.

    CONCURRENT TRANSACTIONS. Principally during 1996, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services in the aggregate of approximately $130 million. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1996 included license agreements of approximately $170 million. Concurrent transactions in 1997 included software license agreements of approximately $21 million and commitments by the Company to acquire goods and services in the aggregate of approximately $50 million (see Note 13).

    INVENTORIES. Inventories, which consist primarily of software product components, finished software products, and marketing and promotional materials, are carried at the lower of cost (first in, first out) or market value, and are included in other current assets.

    SOFTWARE COSTS. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. Capitalized software costs are generally amortized over three years. The Company recorded amortization of $21.4 million, $14.6 million, and $12.0 million of software costs in 1997, 1996 and 1995, respectively, in cost of software distribution.

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

    SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and the

                              INFORMIX CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

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

FORWARD CONTRACTS

                                                                              CONTRACT      UNREALIZED
AT DECEMBER 31, 1997                                                            VALUE       GAIN/(LOSS)   FAIR VALUE
--------------------------------------------------------------------------  -------------  -------------  -----------
                                                                                         (IN THOUSANDS)
Forward currency contracts sold:
  British Pound...........................................................   $    55,740     $      28     $     241
  Deutsche Mark...........................................................        17,050            13           (75)
  French Franc............................................................        14,139             9           (66)
  Italian Lira............................................................         3,901             4             4
  Spanish Peseta..........................................................         3,166             1            (7)
  Swedish Krona...........................................................         1,682             2            (3)
  Other (individually less than $1 million)...............................         2,090            41            47
                                                                            -------------        -----         -----
Total.....................................................................   $    97,768     $      98     $     141
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----
Forward currency contracts purchased:
  Swiss Franc.............................................................   $     1,636     $      (1)    $      16
  Dutch Guilder...........................................................         1,096            --             5
  Other (individually less than $1 million)...............................         2,208            15            12
                                                                            -------------        -----         -----
Total.....................................................................   $     4,940     $      14     $      33
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----
Grand Total...............................................................   $   102,708     $     112     $     174
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                              CONTRACT      UNREALIZED
AT DECEMBER 31, 1996                                                            VALUE       GAIN/(LOSS)   FAIR VALUE
--------------------------------------------------------------------------  -------------  -------------  -----------
                                                                                         (IN THOUSANDS)
Forward currency contracts sold:
  Deutsche Mark...........................................................   $    55,815     $     (24)    $     209
  Japanese Yen............................................................        41,384          (143)          329
  British Pound...........................................................        16,051           (12)          (42)
  French Franc............................................................         8,252            --            38
  Malaysian Ringgit.......................................................         5,914             1           (21)
  Taiwanese NT............................................................         5,609            (2)          (17)
  Italian Lira............................................................         4,555            (9)          (24)
  Singapore Dollar........................................................         3,600            (8)            5
  Dutch Guilder...........................................................         3,558             1            19
  Sweden Krona............................................................         2,246             1             8
  Swiss Franc.............................................................         1,622             1            --
  Portuguese Escudo.......................................................         1,574            --            (3)
  Other (individually less than $1 million)...............................         2,240            (1)            1
                                                                            -------------        -----         -----
Total.....................................................................   $   152,420     $    (195)    $     502
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----
Forward currency contracts purchased:
  British Pound...........................................................   $    10,501     $    (192)    $    (149)
  Deutsche Mark...........................................................         4,198             6           (16)
  Other (individually less than $1 million)...............................         1,472            (7)          (10)
                                                                            -------------        -----         -----
Total.....................................................................   $    16,171     $    (193)    $    (175)
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----
Grand Total...............................................................   $   168,591     $    (388)    $     327
                                                                            -------------        -----         -----
                                                                            -------------        -----         -----

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

       The fair value of the warrants issued in connection with the A-1 Preferred and Series B Preferred are deemed to be a discount to the conversion price of the respective equity instruments available to the

                              INFORMIX CORPORATION

NOTE 6--PREFERRED STOCK (CONTINUED)
preferred stockholders. The discounts are being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period during which the preferred stockholders can realize this return, immediate for the A-1 Preferred and six months for the Series B Preferred. The portion of the discount applicable to fiscal 1997 has been accreted to additional paid in capital (accumulated deficit) in the Company's December 31, 1997 financial statements and has been disclosed as a decrease in the amount available to common stockholders on the face of the statement of operations and for purposes of computing net income (loss) per share. The fair value assigned to the warrants is based on an independent appraisal performed by a nationally recognized investment banking firm. The appraisal was completed utilizing the Black-Scholes valuation model. This model requires assumptions related to the remaining life of the warrant, the risk free interest rate at the time of issuance, stock volatility, and an illiquidity factor associated with the security. These assumptions and the values assigned to the Series A-1 and Series B warrants were as follows:

                                                                  SERIES A-1      SERIES B
                                                                 -------------  -------------
Volatility.....................................................            0.4            0.6
Expected life..................................................      18 months      24 months
Risk free interest rate........................................           5.6%           5.6%
Dividend yield.................................................             0%             0%
Illiquidity discount...........................................            33%            33%
Exercise price.................................................  $        7.59  $        9.73
Assigned value.................................................  $ 0.9 million  $ 2.7 million

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

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
       In April 1994, the Company adopted the 1994 Stock Option and Award Plan; 8,000,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. In May 1997, the Company's stockholders approved an additional 8,000,000 shares to be reserved for issuance under the Company's 1994 Stock Option and Award Plan. At December 31, 1997, 4,009,476 shares were available for grant under this Plan.

       In July 1997, the Company's Board of Directors approved a resolution authorizing the grant of a maximum of 500,000 non-statutory stock options to executives and other employees, as determined by the Board, under the newly created 1997 Non-Statutory Stock Option Plan ("the 1997 Stock Plan"). The authorization of such shares for grant under the 1997 Stock Plan is not subject to stockholder approval. Terms of each option are determined by the Board or committee delegated such duties by the Board. Concurrent with the authorization of the 1997 Stock Plan, the Board granted the Company's current chief executive officer 500,000 options to purchase the Company's common stock thereunder. Such options vest ratably over five years beginning with the first anniversary of the date of grant.

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

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)

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

       The following table summarizes information about options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    NUMBER                               WEIGHTED        NUMBER
                                OUTSTANDING AT    WEIGHTED AVERAGE        AVERAGE      EXERCISABLE      WEIGHTED
                                 DECEMBER 31,   REMAINING CONTRACTUAL    EXERCISE      AT DECEMBER       AVERAGE
RANGE OF EXERCISE PRICES             1997               LIFE               PRICE        31, 1997     EXERCISE PRICE
------------------------------  --------------  ---------------------  -------------  -------------  ---------------

$0.2000 - $0.3900.............        843,276              7.19         $    0.2927        843,276     $    0.2927
$0.4844 - $1.7800.............        942,176              2.40         $    0.7486        942,176     $    0.7486
$1.8906 - $4.2188.............      1,711,539              4.35         $    3.6708      1,707,139     $    3.6696
$4.2500 - $7.1563.............      5,531,029              8.43         $    7.0768         58,728     $    5.6288
$7.2500 - $7.5000.............      1,350,140              7.19         $    7.4560        845,890     $    7.4929
$7.5625 - $8.6250.............      1,577,025              5.34         $    8.6010      1,541,875     $    8.6050
$8.6875 - $9.7813.............      4,148,565              9.33         $    9.0885        158,500     $    9.7069
$9.9063 - $18.2500............      2,438,057              8.61         $   12.7550        779,961     $   16.1924
$18.5625 - $24.5000...........        489,921              8.24         $   23.4102        342,310     $   23.4008
$24.6250 - $34.2500...........         79,223              7.97         $   30.4673         67,723     $   30.6235
                                --------------              ---        -------------  -------------  ---------------
$0.2000 - $34.2500............     19,110,951              7.58         $    7.9906      7,287,577     $    7.0538
                                --------------              ---        -------------  -------------  ---------------
                                --------------              ---        -------------  -------------  ---------------

       In connection with all stock option plans, 23,765,427 shares of Common Stock were reserved for issuance as of December 31, 1997, and 7,287,577 options were exercisable. At December 31, 1996, 18,750,708 shares of Common Stock were reserved for issuance, and 7,988,176 options were exercisable.

EMPLOYEE STOCK PURCHASE PLAN

       The Company also has a qualified Employee Stock Purchase Plan (ESPP) under which 7,600,000 shares of common stock, in the aggregate, have been authorized for issuance. Under the terms of the Plan, employees may contribute, through payroll deductions, up to 10 percent of their base pay and purchase up to 500 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees may elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees may elect to reduce the rate of contribution one time in each quarter. The price at which employees may purchase shares is 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1997, 1996, and 1995, the Company issued

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
573,343 shares, 616,128 shares, and 347,743 shares, respectively, under this Plan. The Plan was terminated on July 1, 1997, which was 10 years after the offering date for the Plan's first offering period.

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

       For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED) purchases under the ESPP). The Company's pro forma information follows, (in thousands except for per share information):

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

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS (CONTINUED)
       The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $34.7 million, $42.4 million and $19.7 million in 1997, 1996 and 1995, respectively.

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

NOTE 9--GEOGRAPHIC INFORMATION

    Net revenues, operating income (loss), and identifiable assets for the Company's North America, European, Asia/Pacific and Latin American operations are summarized below by year:

                                          NORTH                                LATIN
                                         AMERICA      EUROPE    ASIA/PACIFIC  AMERICA   ELIMINATIONS     TOTAL
                                       -----------  ----------  -----------  ---------  ------------  -----------
                                                                     (IN THOUSANDS)
1997:
Net revenues.........................  $   358,532  $  220,654   $  81,129   $  50,064   $  (46,487)  $   663,892
Operating income (loss)..............     (227,783)    (78,005)    (49,067)      3,541       (4,428)     (355,742)
Identifiable assets..................      555,476     130,174      61,875      38,948     (223,229)      563,244

1996:
Net revenues.........................  $   413,604  $  233,224   $  93,622   $  50,829   $  (56,741)  $   734,538
Operating income (loss)..............      (35,276)    (20,520)    (11,576)      4,693        1,353       (61,326)
Identifiable assets..................      734,852     218,196     101,203      44,803     (217,058)      881,996

1995:
Net revenues.........................  $   367,373  $  201,762   $  80,667   $  39,549   $  (52,804)  $   636,547
Operating income (loss)..............       70,971        (537)     (3,005)      2,045         (749)       68,725
Identifiable assets..................      579,306     216,530      85,158      25,618     (224,699)      681,913

       Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, and which in general are in accordance with the rules and regulations of the respective governing tax authorities.

       Export revenues consisting of sales from the Company's U.S. operating subsidiary to non-affiliated customers were as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Canada........................................................  $   2,033  $   7,521  $   6,299
Latin America.................................................      4,494      6,556      6,817
Asia/Pacific..................................................         11      3,391      5,887
Other.........................................................        364      3,437      1,301
                                                                ---------  ---------  ---------
    Total.....................................................  $   6,902  $  20,905  $  20,304
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                               1997        1996        1995
                                                             ---------  ----------  ----------
                                                                      (IN THOUSANDS)
Currently payable:
  Federal..................................................  $  (2,264) $    1,540  $   40,582
  State....................................................         --         565       6,463
  Foreign..................................................     10,415       6,216       9,325
                                                             ---------  ----------  ----------
                                                             $   8,151  $    8,321  $   56,370

Deferred:
  Federal..................................................  $  (3,857) $   (1,748) $  (13,747)
  State....................................................       (189)     (2,983)     (1,204)
  Foreign..................................................      3,712       8,941      (9,325)
                                                             ---------  ----------  ----------
                                                                  (334)      4,210     (24,276)
                                                             ---------  ----------  ----------
                                                             $   7,817  $   12,531  $   32,094
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

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

                                                                                     1995
                                                                                --------------
                                                                                (IN THOUSANDS)
Net revenues
  Informix....................................................................   $    631,313
  Illustra....................................................................          5,234
                                                                                --------------
  Combined....................................................................   $    636,547
                                                                                --------------
                                                                                --------------
Net income (loss)
  Informix....................................................................   $     46,289
  Illustra....................................................................         (7,689)
                                                                                --------------
  Combined....................................................................   $     38,600
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

       In February 1997, the Company acquired all of the outstanding capital stock of CenterView Software, Inc. ("CenterView"), a privately-owned company which develops and sells software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash and direct acquisition costs. The transaction has been accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price has been allocated to the net tangible and intangible assets acquired including developed software technology, acquired workforce, in-process technology, and goodwill. The in-process technology, which based on the independent appraisal has been valued at $7 million, had not, at the date of acquisition, reached technological feasibility and had no alternative future uses in other research and development projects. Consequently, its value was charged to operations in the period the acquisition was consummated (the first quarter of 1997). The remaining identifiable intangible assets are being amortized over three to five years.

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

       Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consists primarily of computer servers, workstations, and personal computers that will no longer be utilized in the Company's operations. These assets were written down to their fair value less cost to sell. The carrying value at December 31, 1997 of computer equipment included in the restructuring activities during the second and third quarters of 1997 and intended to be disposed of, is approximately $2.2 million. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

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

NOTE 14--SENIOR SECURED CREDIT AGREEMENT

    In December 1997, the Company entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on certain eligibility criteria. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of December 31, 1997, no borrowings were outstanding under the Credit Facility, the Company's net accounts receivable totaled $142 million and its borrowing base under the Credit Facility was $47 million. The term of the Credit Facility is two years and is secured by all of the assets of Informix Software and the capital stock of the Company's domestic subsidiaries. The availability of the Credit Facility is subject to the Company's compliance with certain covenants, including the following financial covenants requiring the Company to: (a) maintain a ratio of
1.25 to 1.00 in respect of the sum of cash and acounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of

                              INFORMIX CORPORATION

NOTE 14--SENIOR SECURED CREDIT AGREEMENT (CONTINUED)
$150 million through June 1998 and $160 million thereafter, (c) maintain quarterly operating loss of no more than $10 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter, (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15 million, plus any carry forward amount which carry forward amount cannot exceed $5.0 million, and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At December 31, 1997, the Company was in compliance with all financial covenants under the Credit Facility.

NOTE 15--SUMMARY QUARTERLY INFORMATION (UNAUDITED)

                                                    FIRST QUARTER            SECOND QUARTER            THIRD QUARTER
                                               ------------------------  -----------------------  -----------------------
                                               AS REPORTED    RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED
                                               ------------  ----------  ------------  ---------  ------------  ---------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Net revenues...............................   $  133,664   $  149,902   $  182,012   $ 182,527   $  149,911   $ 150,184
  Gross profit (2)...........................       63,185       79,616      123,527     124,042       97,625      97,898
  Net income (loss) (1)(2)...................     (140,107)    (144,161)    (111,377)         --     (110,523)         --
  Preferred stock dividend...................           --           --           --          --           --          --
  Value assigned to warrants.................           --           --           --          --           --          --
                                               ------------  ----------  ------------  ---------  ------------  ---------
  Net income (loss) applicable to common
    stockholders.............................     (140,107)    (144,161)    (111,377)         --     (110,523)         --
  Net income (loss) per common share:
    Basic....................................   $    (0.93)  $    (0.95)  $    (0.73)  $      --   $    (0.73)  $      --
    Diluted..................................        (0.93)       (0.95)       (0.73)         --        (0.73)         --

Year ended December 31, 1996
  Net revenues...............................   $  204,021   $  164,985   $  226,282   $ 160,290   $  238,180   $ 190,600
  Gross profit...............................      160,584      121,758      178,474     113,041      189,003     141,619
  Net income (loss)..........................       15,891      (15,377)      21,628     (34,083)      26,181     (17,095)
  Net income (loss) per share:
    Basic....................................   $     0.11   $    (0.10)  $     0.15   $   (0.23)  $     0.17   $   (0.11)
    Diluted..................................         0.10        (0.10)        0.14       (0.23)        0.17       (0.11)

Year ended December 31, 1995
  Net revenues...............................   $  148,037   $  146,325   $  164,068   $ 142,381   $  182,701   $ 168,002
  Gross profit...............................      121,839      120,343      134,042     112,432      150,183     137,668
  Net income (loss)..........................       17,646       16,177       20,184      (2,731)      23,896       7,759
  Net income (loss) per share:
    Basic....................................   $     0.12   $     0.11   $     0.14   $   (0.02)  $     0.16   $    0.05
    Diluted..................................         0.12         0.11         0.14       (0.02)        0.16        0.05
Year ended December 31, 1994
  Net revenues...............................   $   96,242   $   92,763   $  106,214   $  96,217   $  117,081   $ 111,428
  Gross profit...............................       81,429       77,950       89,765      79,768       98,106      92,453
  Net income (loss)..........................       11,540        8,922       12,210       4,686       15,446      11,191
  Net income (loss) per share:
    Basic....................................   $     0.09   $     0.07   $     0.09   $    0.03   $     0.11   $    0.08
    Diluted..................................         0.08         0.06         0.09        0.03         0.11        0.08

                                                   FOURTH QUARTER
                                               -----------------------
                                               AS REPORTED   RESTATED
                                               ------------  ---------

Year ended December 31, 1997
  Net revenues...............................   $  181,152   $ 181,279
  Gross profit (2)...........................      132,266     132,393
  Net income (loss) (1)(2)...................        9,194          --
  Preferred stock dividend...................         (301)         --
  Value assigned to warrants.................       (1,601)         --
                                               ------------  ---------
  Net income (loss) applicable to common
    stockholders.............................        7,292          --
  Net income (loss) per common share:
    Basic....................................   $     0.05   $      --
    Diluted..................................         0.04          --
Year ended December 31, 1996
  Net revenues...............................   $  270,828   $ 218,665
  Gross profit...............................      218,342     166,486
  Net income (loss)..........................       34,118      (7,010)
  Net income (loss) per share:
    Basic....................................   $     0.23   $   (0.05)
    Diluted..................................         0.22       (0.05)
Year ended December 31, 1995
  Net revenues...............................   $  219,413   $ 179,839
  Gross profit...............................      178,396     136,971
  Net income (loss)..........................       35,918      17,372
  Net income (loss) per share:
    Basic....................................   $     0.24   $    0.12
    Diluted..................................         0.23        0.11
Year ended December 31, 1994
  Net revenues...............................   $  150,575   $ 151,561
  Gross profit...............................      129,520     130,506
  Net income (loss)..........................       22,752      23,494
  Net income (loss) per share:
    Basic....................................   $     0.16   $    0.17
    Diluted..................................         0.16        0.16

------------------------

(1) The Company recorded in the second quarter and again in the third quarter of 1997, restructuring charges of $59.6 million and $49.7 million, respectively. The total restructuring expense decreased by

                              INFORMIX CORPORATION

NOTE 15--SUMMARY QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)
    $1.2 million during the fourth quarter of 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. (See Note 13)

(2) In the first quarter of 1997, the Company recorded a charge of $30.5 million to write down the carrying values of certain of its Japanese subsidiary's long-lived assets to their fair values. During the same quarter, the Company also recorded a charge of $14.7 million to write down the carrying value of capitalized software development costs for certain products to their net realizable values.

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

------------------------

(1) Charged (credited) to revenues

(2) Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
   3.1   (3)   Certificate of Incorporation of the Registrant, as amended
   3.2(a) (3)  Bylaws of the Registrant, as amended
   3.2(b)  *   Amendment to Bylaws, dated April 24, 1998
   3.3   (4)   Certificate of Designation of Series A Convertible Preferred Stock
   3.4   (5)   Certificate of Designation of Series A-1 Convertible Preferred Stock
   3.5   (5)   Certificate of Designation of Series B Convertible Preferred Stock
   4.1   (6)   First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the
               Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
               Exhibit A
   4.2   (7)   Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
               between the Registrant and BankBoston, N.A.
  10.1   (2)   Form of Change of Control Agreement
  10.2   (9)   Form of Amended Indemnity Agreement
  10.3  (10)   1989 Outside Directors Stock Option Plan
  10.4   (1)   Amendment to the 1989 Outside Directors Stock Option Plan
  10.5   (2)   Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's
               Stock Option Plan
  10.6  (12)   1986 Stock Option Plan, as amended
  10.7  (13)   1994 Stock Option and Award Plan
  10.8   (1)   Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994
               Stock Option and Award Plan
  10.9  (13)   Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
  10.10 (14)   1997 Employee Stock Purchase Plan
  10.11  (2)   Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
  10.12 (15)   Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio,
               Jr.
  10.13 (15)   Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
  10.14 (15)   Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves
               Dexmier
  10.15  (2)   Separation Agreement, dated April 18, 1987, between the Registrant and Ronald M. Alvarez
  10.16  (2)   Separation Agreement, dated May 12, 1997, between the Registrant and Edwin C. Winder
  10.17 (16)   Employment Agreement, dated January 1, 1989, between the Registrant and Phillip E. White
  10.18  (2)   Contract of Employment, dated December 5, 1996, between the Registrant and Kenneth Coulter
  10.19  (2)   Employment Letter Agreement, dated November 25, 1996, between the Registrant and Kenneth
               Coulter
  10.20  (4)   Subscription Agreement, dated August 12, 1997, between the Company and Fletcher International
               Limited
  10.21 (17)   Exchange Agreement, dated as of November 17, 1997, between the Company and Fletcher
               International Limited
  10.22 (17)   Amendment No. 1 to Subscription Agreement, dated as of November 17, 1997, between the Company and Fletcher International Limited
  10.23  (5)   Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
  10.24  (5)   Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
  10.25  (8)   Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the
               Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park,
               California
  10.26  (8)   Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.27 (18)   Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
               Partners for office space at 4100 Bohannon Drive, Menlo Park, California
  10.28 (19)   Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.29  (2)   Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
  10.30  (9)   Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo
               Park, California
  10.31  (2)   Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.32  (2)   Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.33 (19)   First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.34 (20)   Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.35  (2)   Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.36 (21)   Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.37  (2)   Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners,
               L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
  10.38 (21)   Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
               Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo
               Park, California
  10.39 (21)   First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.40  (2)   Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
  10.41  (2)   Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks
               Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California

 EXHIBIT NO.   EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------
  10.42  (9)   Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
  10.43  (2)   First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
  10.44  (2)   Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake
               Partners #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
  10.45  (2)   Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
  10.46  (2)   Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
  10.47  (2)   Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.
  10.48  (2)   Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc.
               and BankBoston, N.A.
  10.49  (2)   Continuing Guaranty, dated as of December 31, 1997, by the Registrant
  10.50  (1)   1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
  10.51  (1)   Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
  10.52  (1)   Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
  10.53  (1)   Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
  10.54  (1)   Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
               (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
  10.55  (1)   Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
  21.1  (23)   Subsidiaries of the Registrant
  23.1    *    Consent of Ernst & Young LLP, Independent Auditors
  24.1   (2)   Power of Attorney (set forth on signature page)
  27.1   (1)   Financial Data Schedule
  27.2   (1)   Financial Data Schedule for fiscal years end December 31, 1996, 1995 and 1994
  27.3   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1997
  27.4   (1)   Financial Data Schedule for quarters in the fiscal year end December 31, 1996

------------------------

  *  Filed herewith

 (1) Previously filed

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