Form 10-Q/A
period 1997-09-27
INFORMIX CORP
filed 1998-05-15
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

    Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                            ------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I.  Financial Information

    Item 1.    Condensed Consolidated Financial Statements
                 (Unaudited and Restated--see Note A):.....................................................           3

               Condensed Consolidated Statements of Operations for the three-month and nine-month periods
                 ended September 28, 1997 and September 29, 1996...........................................           3

               Condensed Consolidated Balance Sheets as of September 28, 1997 and December 31, 1996........           4

               Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September
                 28, 1997 and September 29, 1996...........................................................           5

               Notes to Condensed Consolidated Financial Statements........................................           6

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          11

Part II.  Other Information

    Item 1.    Legal Proceedings...........................................................................          23

    Item 2.    Changes in Securities and Use of Proceeds...................................................          23

    Item 3.    Defaults Upon Senior Securities.............................................................          23

    Item 4.    Submission of Matters to a Vote of Security Holders.........................................          23

    Item 5.    Other Information...........................................................................          24

    Item 6.    Exhibits and Reports on Form 8-K............................................................          24

Signature page.............................................................................................          25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                               RESTATED--SEE NOTE 1
                                                                 ------------------------------------------------
                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 -----------------------  -----------------------
                                                                  SEPT. 28,   SEPT. 29,    SEPT. 28,   SEPT. 29,
                                                                    1997         1996        1997         1996
                                                                 -----------  ----------  -----------  ----------
Net revenues:
  Licenses.....................................................  $    77,437  $  132,223  $   273,081  $  351,089
  Services.....................................................       72,747      58,377      209,532     164,786
                                                                 -----------  ----------  -----------  ----------
                                                                     150,184     190,600      482,613     515,875
Costs and expenses:
  Cost of software distribution................................       11,793      13,058       52,860      34,629
  Cost of services.............................................       40,493      35,923      128,197     104,828
  Sales and marketing..........................................      101,946     103,409      347,906     292,539
  Research and development.....................................       34,106      32,122      108,420      87,539
  General and administrative...................................       18,144      16,572       72,110      47,356
  Write-off of goodwill and other long-term assets.............      --           --           30,473      --
  Write-off of acquired research & development.................      --           --            7,000      --
  Restructuring charges........................................       49,733      --          109,356      --
  Expenses related to Illustra merger..........................      --           --          --            5,914
                                                                 -----------  ----------  -----------  ----------
                                                                     256,215     201,084      856,322     572,805
                                                                 -----------  ----------  -----------  ----------
  Operating loss...............................................     (106,031)    (10,484)    (373,709)    (56,930)
Interest income................................................        1,290       2,436        3,691       6,671
Interest expense...............................................       (2,103)     (5,468)      (6,839)     (8,947)
Other income/(expense), net....................................         (879)       (777)      17,596       1,821
                                                                 -----------  ----------  -----------  ----------
  Loss before income taxes.....................................     (107,723)    (14,293)    (359,261)    (57,385)
Income taxes...................................................        2,800       2,802        6,800       9,170
                                                                 -----------  ----------  -----------  ----------
Net loss.......................................................  $  (110,523) $  (17,095) $  (366,061) $  (66,555)
                                                                 -----------  ----------  -----------  ----------
                                                                 -----------  ----------  -----------  ----------
Net loss per share.............................................  $     (0.73) $    (0.11) $     (2.41) $    (0.45)
                                                                 -----------  ----------  -----------  ----------
                                                                 -----------  ----------  -----------  ----------
Weighted average number of common and common equivalent shares
  outstanding..................................................      152,352     149,646      151,708     149,194

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED, IN THOUSANDS)

                                                                                   RESTATED--
                                                                                   SEE NOTE A                      PRO-FORMA
                                                                                  ------------                     (NOTE K)
                                                                                  DECEMBER 31,   SEPTEMBER 28,   SEPTEMBER 28,
                                                                                      1996           1997            1997
                                                                                  ------------   -------------   -------------
                                                                                     (NOTE)
                                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................................    $226,508       $  78,935
  Short-term investments........................................................      34,512          16,535
  Accounts receivable, net......................................................     194,499         137,223
  Deferred taxes................................................................      42,133          50,655
  Other current assets..........................................................      35,662          25,022
                                                                                  ------------   -------------
    Total current assets........................................................     533,314         308,370
Property and equipment, net.....................................................     186,727         188,207
Software costs, net.............................................................      54,486          42,246
Deferred taxes..................................................................      10,542          10,542
Long-term investments...........................................................       6,639         --
Intangible assets...............................................................      34,693           8,297
Other assets....................................................................      55,597          29,936
                                                                                  ------------   -------------
    Total assets................................................................    $881,998       $ 587,598
                                                                                  ------------   -------------
                                                                                  ------------   -------------
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................    $ 65,446       $  46,610
  Accrued expenses..............................................................      59,723          69,290
  Accrued employee compensation.................................................      57,626          70,931
  Income taxes payable..........................................................       7,369           6,896
  Deferred maintenance revenue..................................................      94,981          99,782
  Advances on unearned license revenue..........................................     239,506         210,269
  Other liabilities.............................................................       5,526          59,485
                                                                                  ------------   -------------
    Total current liabilities...................................................     530,177         563,263
Other liabilities...............................................................       2,359           6,927
Deferred taxes..................................................................      24,158          24,085
Commitments and contingencies:
Convertible Series A Preferred Stock............................................      --              37,200       $ --
Stockholders' equity (deficit):
  Convertible Series A-1 Preferred Stock........................................      --             --                    2
  Common stock..................................................................       1,508           1,524           1,524
  Additional paid-in capital....................................................     243,564         252,558         289,756
  Retained earnings (deficit)...................................................      78,723        (287,338)       (287,338)
  Unrealized gain (loss) on available-for-sale securities, net of tax...........      11,690            (433)           (433)
  Foreign currency translation adjustment.......................................     (10,181)        (10,188)        (10,188)
                                                                                  ------------   -------------   -------------
    Total stockholders' equity (deficit)........................................     325,304         (43,877)      $  (6,677)
                                                                                  ------------   -------------   -------------
                                                                                                                 -------------
    Total liabilities and stockholders' equity..................................    $881,998       $ 587,598
                                                                                  ------------   -------------
                                                                                  ------------   -------------

------------------------

(Note) Columnar amounts are derived from audited consolidated financial statements

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                                         RESTATED-
                                                                                                        SEE NOTE A
                                                                                                        -----------
                                                                                               NINE MONTHS ENDED
                                                                                            -----------------------
                                                                                            SEPT. 28,    SEPT. 29,
                                                                                               1997        1996
                                                                                            ----------  -----------
OPERATING ACTIVITIES
Net loss..................................................................................  $ (366,061)  $ (66,555)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in)
  operating activities:
  License revenue paid in advance (see contra)............................................     (51,025)    (40,867)
  Depreciation and amortization...........................................................      51,491      31,953
  Amortization of capitalized software....................................................      15,923      10,802
  Write-off of capitalized software.......................................................      14,749      --
  Deferred tax expense....................................................................         (73)     (3,519)
  Provisions for losses on accounts receivable............................................      12,962         479
  Write-off of long-term assets...........................................................       6,799      --
  Write-off of intangibles................................................................      20,033      --
  Write-off of acquired research & development............................................       7,000      --
  Foreign currency transaction gain.......................................................         855      (2,805)
  Gain on sales of strategic investments..................................................      (8,231)     (1,867)
  Provision for losses on strategic investments...........................................       3,786      --
  Loss on disposal of property and equipment..............................................       8,272       1,139
  Restructuring charges...................................................................      91,873      --
  Changes in operating assets and liabilities:
    Accounts receivable...................................................................      53,444     (38,187)
    Other current assets..................................................................       3,193      (3,706)
    Accounts payable and accrued expenses.................................................     (11,344)     35,827
    Deferred revenue......................................................................       2,392      15,555
                                                                                            ----------  -----------
  Net cash and cash equivalents used in operating activities..............................    (143,962)    (61,751)
INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities................................................     (25,553)   (123,160)
Maturities of available-for-sale securities...............................................      13,468      86,217
Purchases of strategic investments........................................................      (2,250)     (3,750)
Proceeds from sales of strategic investments..............................................      10,002       5,085
Proceeds from sales of available-for-sale securities......................................      37,482      25,703
Purchases of land and property and equipment..............................................     (94,176)    (96,116)
Proceeds from disposal of property and equipment..........................................       2,644       1,821
Additions to software costs...............................................................     (17,188)    (21,138)
Business combinations, net of cash acquired...............................................      (8,817)     (1,840)
Other.....................................................................................       8,846      (9,729)
                                                                                            ----------  -----------
Net cash and cash equivalents used in investing activities................................     (75,542)   (136,907)
FINANCING ACTIVITIES
Advances on unearned license revenue (see contra).........................................      21,787     156,963
Proceeds from issuance of stock, net......................................................       9,010      14,761
Proceeds from issuance of Preferred Stock.................................................      37,600      --
Principal payments on capital leases......................................................      (1,268)       (749)
                                                                                            ----------  -----------
Net cash and cash equivalents provided by financing activities............................      67,129     170,975
                                                                                            ----------  -----------
Effect of exchange rate changes on cash and cash equivalents..............................       4,802       7,170
                                                                                            ----------  -----------
Decrease in cash and cash equivalents.....................................................    (147,573)    (20,513)
Cash and cash equivalents at beginning of period..........................................     226,508     164,305
                                                                                            ----------  -----------
Cash and cash equivalents at end of period................................................  $   78,935   $ 143,792
                                                                                            ----------  -----------
                                                                                            ----------  -----------

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

    As a result of the restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q have been restated.

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPT. 29, 1996          SEPT. 29, 1996
                                               ----------------------  ----------------------
                                                   AS                      AS
                                                REPORTED    RESTATED    REPORTED    RESTATED
                                               ----------  ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                         DATA)
Net Revenues
  Licenses...................................  $  183,144  $  132,223  $  506,097  $  351,089
  Services...................................      58,563      58,377     167,260     164,786
                                               ----------  ----------  ----------  ----------
                                                  241,707     190,600     673,357     515,875
Operating income (Loss)......................      39,410     (10,484)     96,739     (56,930)
Income tax expense...........................      12,267       2,802      34,300       9,170
Net Income (Loss)............................      26,181     (17,095)     63,700     (66,555)
Net Income (loss) per share..................  $     0.17  $    (0.11) $     0.41  $    (0.45)
Retained earnings (deficit)..................  $  288,687  $   27,532  $  288,687  $   27,532
Advances on unearned license revenue.........          --     249,599          --     249,599

NOTE B--MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY

    The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses in 1996 and anticipates that it will continue to incur

                              INFORMIX CORPORATION

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE B--MANAGEMENT PLANS TO ADDRESS OPERATIONAL ISSUES AND LIQUIDITY (CONTINUED) losses and report reduced revenues through at least December 31, 1997. In addition, the Company anticipates that its cash and working capital requirements in the short term cannot be met entirely from funds generated internally from operations.

    Management's operational and financing plans to address the above issues include (1) continued cost containment measures to bring spending levels in line with planned revenue; (2) sale of non-essential assets including an undeveloped land site; (3) obtaining additional equity and debt financing; (4) modifying long-term lease arrangements for new offices; and (5) resolution of stockholder class action litigation (see Note J of Notes to the Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these objectives. The September 28, 1997 consolidated financial statements do not include any adjustments that might result from the outcome of these liquidity uncertainties.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement 128 would not change the computation of net loss per common share for the quarters ended September 28, 1997 and September 29, 1996.

NOTE E--STOCKHOLDERS' EQUITY

Reconciliation of outstanding shares:
Shares outstanding at December 31, 1996.....................  150,781,634
Shares issued upon exercises of stock options...............    1,073,756
Shares sold and issued to Employees under ESPP..............      573,343
                                                              -----------
Shares outstanding at September 28, 1997....................  152,428,733
                                                              -----------
                                                              -----------

NOTE F--BUSINESS COMBINATIONS

    In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets.

                              INFORMIX CORPORATION

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE F--BUSINESS COMBINATIONS (CONTINUED)
Approximately 12.7 million shares of Informix common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.3 million shares of Informix common stock were reserved for issuance in connection with the assumption of Illustra's outstanding options. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts and operations of Illustra. Related merger and transaction fees of approximately $5.9 million have been recorded in the first quarter of 1996.

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

NOTE G--COMMITMENTS

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

NOTE I--RESTRUCTURING CHARGES

    In September 1997, the Company approved a plan to continue to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company reduced its

                              INFORMIX CORPORATION

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE I--RESTRUCTURING CHARGES (CONTINUED) worldwide headcount by approximately 7% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at September 28, 1997:

                                                             RESTRUCTURING  NON- CASH     CASH      ACCRUAL BALANCE AT
                                                                EXPENSE       COSTS     PAYMENTS    SEPTEMBER 28, 1997
                                                             -------------  ---------  -----------  -------------------
                                                                               (DOLLARS IN MILLIONS)
Severence and benefits.....................................    $    21.9    $      --   $    14.7        $     7.2
Write-off of assets........................................         48.2         30.3          --             17.9
Facility charges...........................................         35.9                      3.0             32.9
Other......................................................          3.4          2.2          --              1.2
                                                                  ------    ---------       -----            -----
                                                               $   109.4    $    32.5   $    17.7        $    59.2
                                                                  ------    ---------       -----            -----
                                                                  ------    ---------       -----            -----

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

NOTE K--PRO-FORMA PRESENTATION OF CONVERTIBLE PREFERRED STOCK

    In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Preferred Stock, face value $250 per share, to a private investor for an aggregate of $40 million ($37.6 million, net)

                              INFORMIX CORPORATION

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE K--PRO-FORMA PRESENTATION OF CONVERTIBLE PREFERRED STOCK (CONTINUED) and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Preferred Stock issued to the same investor, with a corresponding change to the warrant shares. The warrant may be exercised from August 13, 1997 through April 15, 1999.

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

    The mandatory redemption provisions of the new Series A-1 Convertible Preferred Stock (A-1 Preferred) differ from the Series A Convertible Preferred Stock. The redemption provisions in the Convertible Preferred Stock A-1 Series effectively preclude the Company from having to redeem the preferred stock except by actions solely within its control. Accordingly, the Pro Forma September 28, 1997 Consolidated Balance Sheet reflects the Series A-1 Convertible Preferred Stock under stockholder's equity (deficit).

NOTE L--RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE M--SUBSEQUENT EVENTS

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

                              INFORMIX CORPORATION

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE M--SUBSEQUENT EVENTS (CONTINUED)
    PURCHASE AND SALE OF SANTA CLARA REAL ESTATE. In April 1997, the Company exercised its option to purchase the 27 acres of real estate in Santa Clara, California, being leased under a two-year operating lease entered into in December 1996, so that alternative financing or a third party sale could be pursued. The Company had originally intended to lease the land for purposes of arranging the construction of its new corporate headquarters. The purchase price paid, $61.5 million, had previously been pledged by the Company as collateral under the lease and recorded as a long-term asset as of December 31, 1996. In the second quarter of 1997, the Company wrote down the carrying value of this real estate asset to its estimated fair market value (based on a current independent appraisal) less estimated selling costs, of approximately $58 million. The Company has entered into agreements to sell the land in two separate transactions. Both sales are expected to be consummated in the fourth quarter of 1997.

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

                                                                                                 PERCENT OF NET REVENUES
                                                                                      ---------------------------------------------
                                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                      ---------------------   ---------------------
                                                                                      SEPT. 28,   SEPT. 29,   SEPT. 28,   SEPT. 29,
                                                                                        1997        1996        1997        1996
                                                                                      ---------   ---------   ---------   ---------
Net revenues:
Licenses............................................................................     52%         69%         57%         68%
Services............................................................................     48          31          43          32
                                                                                        ---         ---         ---         ---
    Total net revenues..............................................................    100         100         100         100
Costs and expenses:
Cost of software distribution.......................................................      8           7          11           7
Cost of services....................................................................     27          19          27          20
Sales and marketing.................................................................     68          54          72          57
Research and development............................................................     23          17          22          17
General and administrative..........................................................     12           9          15           9
Write-off of goodwill and long-term assets..........................................      0           0           6           0
Write-off of acquired research and development......................................      0           0           1           0
Restructuring costs.................................................................     33           0          23           0
Expenses related to Illustra merger.................................................      0           0           0           1
                                                                                        ---         ---         ---         ---
    Total operating expenses........................................................    171         106         177         111
                                                                                        ---         ---         ---         ---
Operating loss......................................................................    (71)         (6)        (77)        (11)
Interest income.....................................................................      1           1           1           1
Interest expense....................................................................     (1)         (3)         (1)         (2)
Other income (expense), net.........................................................     (1)         --           3           1
                                                                                        ---         ---         ---         ---
Loss before income taxes............................................................    (72)         (8)        (74)        (11)
Income taxes........................................................................     (2)         (1)         (2)         (2)
                                                                                        ---         ---         ---         ---
Net loss............................................................................    (74)%        (9)%       (76)%       (13)%
                                                                                        ---         ---         ---         ---
                                                                                        ---         ---         ---         ---

    The following table sets forth the percentage change in the restated operating results for the three-and nine-month periods ended September 28, 1997 compared to the respective three- and nine-month periods ended September 29, 1996.

                                                                     PERIOD-TO-PERIOD
                                                               PERCENT INCREASE (DECREASE)
                                                       --------------------------------------------
                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPT. 28, 1997 VS.     SEPT. 28, 1997 VS.
                                                           SEPT. 29, 1996         SEPT. 29, 1996
                                                       ----------------------  --------------------
Net revenues:
Licenses.............................................             (41)%                  (22)%
Services.............................................              25                     27
                                                                  ---                    ---
    Total net revenues...............................             (21)                    (6)
Costs and expenses:
Cost of software distribution........................             (10)                    53
Cost of services.....................................              13                     22
Sales and marketing..................................              (1)                    19
Research and development.............................               6                     24
General and administrative...........................               9                     52
Write-off of goodwill and other big term assets......             N/A                    N/A
Write-off of acquired R&D............................             N/A                    N/A
Restructuring charges................................             N/A                    N/A
Expenses related to Illustra merger..................             N/A                    N/A
                                                                  ---                    ---
    Total operating expenses.........................              27                     49
                                                                  ---                    ---
Operating loss.......................................             911                    556
Interest income......................................             (47)                   (45)
Interest expense.....................................             (62)                   (24)
Other income (expense), net..........................              13                    866
Income (loss) before income taxes....................             654                    526
Income taxes (benefits)..............................              --                    (26)
                                                                  ---                    ---
Net loss.............................................             547 %                  450 %
                                                                  ---                    ---
                                                                  ---                    ---

    Informix's operating results for the third quarter ended September 28, 1997 were significantly below the same period of the prior year due to decreases in revenue and increases in costs and expenses. Sales declined 21% in the third quarter of 1997 versus the previous year, due primarily to decreased sales in North America, Europe and Japan. These lower revenues combined with a 27 percent increase in operating costs resulted in an operating loss of $106.0 million.

REVENUES

    The Company derives revenues from licensing its software and providing post-license technical product support and updates to customers and from consulting and training services. License revenues may involve the shipment of product by the Company or the granting of a license to a customer to manufacture products. Service revenues consist of customer telephone or direct support, product update rights, consulting, and training fees.

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

    During the third quarter ended September 28, 1997, Informix's net revenues from sales to foreign customers was 50% of total revenue as compared to 47% in the similar period in 1996. In absolute dollars, foreign sales decreased from $89.8 million in the quarter ended September 29, 1996 to $74.8 million in the quarter ended September 28, 1997. Sales in Europe and Japan decreased 25% and 30%, respectively. Sales in Asia/Pacific and Latin America increased 1% and 44%, respectively, versus the previous period.

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

    The restatement significantly changed the recorded value of the Company's foreign currency denominated accounts receivable and accounts payable, primarily intercompany balances. The restatement of the intercompany accounts effectively modifies the hedging positions taken and resulted in a loss of $1.8 million and $1.1 million and a gain of $.5 million and $10.5 million for the three months ended September 28, 1997, and September 29, 1996, and the nine months ended September 28, 1997 and September 29, 1996, respectively.

COST OF SOFTWARE DISTRIBUTION

                                                   QUARTER ENDED                                 NINE MONTHS ENDED
                                          --------------------------------                --------------------------------
                                          SEPT. 28, 1997   SEPT. 29, 1996      CHANGE     SEPT. 28, 1997   SEPT. 29, 1996
                                          ---------------  ---------------  ------------  ---------------  ---------------
                                                                       (DOLLARS IN MILLIONS)
Manufactured cost of software
  distribution..........................    $     5.7        $     9.4            (39)%     $    22.2        $    23.8
  Percentage of license revenue.........            7%               7%                             8%               7%
Amortization of capitalized software....    $     6.1        $     3.7             65 %     $    16.0        $    10.8
  Percentage of license revenue.........            8%               3%                             6%               3%
Write-down to net realizable value......    $      --        $      --                      $    14.7        $      --
  Percentage of license revenue.........                                                            5%
Cost of software distribution...........    $    11.8        $    13.1            (15)%     $    52.9        $    34.6
  Percentage of license revenue.........           15%              10%                            19%              10%

                                             CHANGE
                                          ------------
Manufactured cost of software
  distribution..........................         (7)%
  Percentage of license revenue.........
Amortization of capitalized software....         48 %
  Percentage of license revenue.........
Write-down to net realizable value......          N/A
  Percentage of license revenue.........
Cost of software distribution...........         53 %
  Percentage of license revenue.........

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

COST OF SERVICES

                                                         QUARTER ENDED                            NINE MONTHS ENDED
                                                -------------------------------            -------------------------------
                                                SEPT. 28, 1997   SEPT. 29, 1996   CHANGE   SEPT. 28, 1997   SEPT. 29, 1996   CHANGE
                                                --------------   --------------   ------   --------------   --------------   ------
                                                                               (DOLLARS IN MILLIONS)
Cost of services..............................      $40.5            $35.9          13%        $128.2           $104.8         22%
  Percentage of service revenue...............         56%              62%                        61%              64%

    Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the third quarter of 1997 are comparable to expense in the prior year quarter on a percentage of service revenue basis. In the future, the Company expects that cost of services as a percentage of net service revenue will approximate the rate in the third quarter of 1997.

SALES AND MARKETING EXPENSES

                                           QUARTER ENDED                             NINE MONTHS ENDED
                                    ----------------------------                ----------------------------
                                      SEPT. 28,      SEPT. 29,                    SEPT. 28,      SEPT. 29,
                                        1997           1996          CHANGE         1997           1996          CHANGE
                                    -------------  -------------  ------------  -------------  -------------  -------------
                                                                     (DOLLARS IN MILLIONS)
Sales and marketing expenses......   $   101.9      $   103.4            (1)%    $     347.9    $   292.5             19%
  Percentage of net revenue.......          68%            54%                            72%          57%

    The decline in sales and marketing expenses in the third quarter of 1997, in absolute dollars, as compared to the third quarter of 1996 was primarily a result of the reduction of sales and marketing personnel worldwide. Over the twelve-month period ending September 28, 1997, the headcount for sales and marketing personnel decreased from 1,722 to 1,276 or a decline of 26%. Lower staffing levels and expenses were partly offset by depreciation in connection with the Company's Superstores which are more fully described in "Liquidity and Capital Resources." The increase of costs as a percentage of revenue reflects that despite sales commissions being a large variable cost, there are significant sales and marketing costs that are fixed in nature.

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

                                                        QUARTER ENDED                         NINE MONTHS ENDED
                                                   ------------------------                ------------------------
                                                    SEPT. 28,    SEPT. 29,                  SEPT. 28,    SEPT. 29,
                                                      1997         1996         CHANGE        1997         1996         CHANGE
                                                   -----------  -----------  ------------  -----------  -----------  ------------
                                                                               (DOLLARS IN MILLIONS)
Incurred product development expenditures........  $    38.3    $    39.8           (4)%   $   126.7    $   108.5           17 %
Expenditures capitalized.........................        4.2          7.7          (45)%        18.3         21.0          (13)%
                                                                                    --                                      --
                                                       -----        -----                  -----------  -----------
Research and development expenses................  $    34.1    $    32.1            6 %   $   108.4    $    87.5           24 %
Expenditures capitalized as a % of incurred......         11%          19%                        14%          19%

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                                         QUARTER ENDED                                NINE MONTHS ENDED
                                                --------------------------------               --------------------------------
                                                SEPT. 28, 1997   SEPT. 29, 1996     CHANGE     SEPT. 28, 1997   SEPT. 29, 1996
                                                ---------------  ---------------  -----------  ---------------  ---------------
                                                                             (DOLLARS IN MILLIONS)
General and administrative expenses...........    $    18.1        $    16.6              9%     $    72.1        $    47.4
  Percentage of net revenue...................           12%               9%                           15%               9%

                                                   CHANGE
                                                -------------
General and administrative expenses...........          52%
  Percentage of net revenue...................

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

FOREIGN EXCHANGE LOSSES

    The Company enters into forward foreign exchange contracts primarily to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuation in exchange rates until such receivables are collected or payables disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuation on the value of foreign currency denominated assets and liabilities being hedged. The receivables and payables being hedged are primarily intercompany transactions related to internal distribution of the Company's product under formal agreements drafted between the Company's various subsidiaries. Due to the restatement of revenues and the related cost of these sales, the Company also restated its intercompany receivable and payable accounts. The restatement of the intercompany accounts effectively modifies the hedging positions taken and resulted in a loss of $1.8 million and $1.1 million and a gain of $.5 million and $10.5 million for the three months ended September 28, 1997, and September 29, 1996, and the nine months ended September 28, 1997 and September 29, 1996, respectively.

IMPACT OF INFLATION

    The effect of inflation on the Company's financial position has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

                                                                              NINE MONTHS ENDED
                                                                           ------------------------
                                                                            SEPT. 28,    SEPT. 29,
                                                                              1997         1996
                                                                           -----------  -----------
                                                                             (DOLLARS IN MILLION)
Cash, cash equivalents, and investments..................................   $    95.5    $   249.7
Working capital (deficit)................................................      (254.9)       (13.8)
Cash and cash equivalents provided by (used by) operations...............      (144.0)       (61.8)
Cash and cash equivalents used for investment activities, excluding
  investments of excess cash.............................................       (75.5)      (136.9)
Cash and cash equivalents provided by financing activities...............        67.1        171.0

    Cash from operations did not provide sufficient resources to fund the Company's headcount growth and capital asset needs in 1996 due to a significant increase of the Company's operating expenses, in comparison to a moderate increase of its revenue. Cash generated by operations provided sufficient resources in the prior years.

    Net accounts receivable decreased by $57.3 million from December 31, 1996 to September 28, 1997. Days sales outstanding decreased slightly to approximately 82 days in September 1997 from 83 days in December 1996. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors and the success of the Company's third-party accounts receivable financing programs.

    Net cash and cash equivalents used in investing activities decreased for the nine months ended September 28, 1997 compared with the same period in 1996. The decrease was due in large part to lower investments of excess cash due to the significant decline in cash balances over the period. Significant investing activities, excluding the investment of excess cash, during the year included additions to software costs of $17.2 million, the sale of available-for-sale securities for $37.5 million, purchase of the Santa Clara property and capital equipment of $94.2 million, the purchase of CenterView for $8.7 million and net proceeds from selling the Santa Clara property of $59.3 million.

    The Company sold its interest in a strategic investment during the nine month period which resulted in net proceeds of $10.0 million.

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

    In addition, during fiscal 1997, the Company acquired $32.7 million of capital equipment consisting primarily of computer equipment, computer software and office equipment. Capital equipment purchases were primarily the result of the Company's expected expansion during the first half of fiscal 1997.

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

    Net cash and cash equivalents provided by financing activities during the nine months ended September 28, 1997 decreased in comparison to the same period in 1996. A significant portion of the decrease was the decline in advances on unearned license revenue, partially offset by the proceeds from issuances of preferred and common stock.

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

    In August 1997, the Company raised net proceeds of $37.6 million through the issuance of the Series A Preferred. In November 1997, the holders of the Series A Preferred exchanged all their outstanding shares of Series A Preferred for the newly designated Series A-1 Preferred, having substantially similar rights, preferences and privileges as the Series A Preferred with the exception of certain amendments, including revisions to the terms under which such shares become mandatorily redemable.

    The Company assigned its leasehold interest and its related obligations under an office space lease in Santa Clara, California to an unrelated third party. The lease term was for fifteen years and minimum lease payments amount to $96.0 million over the term. The Company remains contingently liable for minimum lease payments under the terms of the assignment.

    RECENT DEVELOPMENTS IN LIQUIDITY AND CAPITAL RESOURCES. During 1996 and the first half of 1997, Informix launched a series of Information SuperStores worldwide which demonstrate and offer the most recent Informix technology advances. Along with the core Informix product line, these locations have tools from leading third-party tools and application vendors installed on a wide variety of hardware platforms, such as Data General, Hewlett Packard, IBM, NCR, Pyramid, Sequent, Silicon Graphics, and Sun. The Company has scaled back its original plans for the SuperStores and repositioned the remaining sites as solution labs managed by the Company's consulting practice. The Company's decision to scale back SuperStore activity resulted in charges to operations of $16.0 million in the second quarter of 1997 and a charge of $19.6 million in the third quarter of 1997 (see Note I of Notes to the Consolidated Financial Statements). The Company did not make further capital equipment expenditures related to the Information SuperStore program in the fourth quarter of 1997.

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

    As a result of the operating losses incurred and restructurings taken by the Company in 1997 and the prior capital equipment and real estate commitments made by the Company in 1996, the Company's cash, cash equivalents and short-term investments declined from 104.4 million on June 29, 1997 to $95.5 million at September 30, 1997. In August 1997, the Company sold 160,000 shares of newly issued Series A Convertible Stock, face value $250 per share, to a private investor for aggregate gross proceeds of $40 million.

    In order to continue as a going concern, the Company will need to raise additional capital to offset expected and future operating losses, to fund restructuring programs, such as headcount reduction and elimination or consolidation of administrative and sales offices worldwide, and to finance necessary capital equipment additions and software development. The Company intends to achieve this goal through a combination of a) continued cost containment measures to bring spending levels in line with planned revenue, b) sale of non-essential assets, including the undeveloped Santa Clara land site described above, and c) raising additional equity and debt financing (see Notes B and K of Notes to Consolidated Financial Statements). There can be no assurance that management will be successful in accomplishing these plans and objectives.

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

    INTEGRATION OF ACQUIRED COMPANIES. The Company has completed several acquisitions during the last two years, including the database division of ASCII Corporation in Japan; distributors in Germany, Korea and Malaysia; Stanford Technology Group; and, Illustra and Centerview Software in the United States. The Company may acquire other distributors, companies, products or technologies in the future. There can be no assurance that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities that could adversely affect the Company's results of operations and financial condition, or that the Company will obtain the anticipated or desired benefits of such acquisitions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
   NO.     EXHIBIT TITLE
---------  ---------------------------------------------------------------------------------------------
10.8*      Employment Agreement between the Company and Robert J. Finocchio, Jr., dated July 22, 1997

10.9*      Offer Letter of Employment to Wes Raffel, dated September 18, 1997, as Vice President, North
             American Field Operations

10.10*     Offer Letter of Employment to Jean-Yves Dexmier, dated September 24, 1997, as Executive Vice
             President and Chief Financial Officer

27.1*      Financial Data Schedule

------------------------

* Previously filed with the Commission.

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

                                INFORMIX CORPORATION

                                By:             /s/ JEAN-YVES
                                DEXMIER
                                   ---------------------------------------
                                                   Jean-Yves
                                   Dexmier
                                     EXECUTIVE VICE PRESIDENT AND CHIEF
                                   FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)
Dated: May 15, 1998