Form 10-Q
period 1998-03-31
INFORMIX CORP
filed 1998-05-15
CIK 799089

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                   4100 BOHANNON DRIVE, MENLO PARK, CA 94025
                    (Address of principal executive office)

                                  650-926-6300
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At March 31, 1998, 167,464,942 shares of the Registrant's Common Stock were outstanding.

    Total number of pages: 44.

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

     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

    Subsequent to the filing with the Commission of its Quarterly Report of Form 10-Q for the quarter ended March 30, 1997, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996, in particular transactions involving unauthorized or undisclosed arrangements or agreements with resellers. As a result of its investigation into these errors and irregularities, in August 1997, the Company announced that it would restate its financial results for fiscal 1996 and 1995. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997. See Note B to the Unaudited Consolidated Financial Statements.

    Financial statements and related disclosures contained in this filing reflect, where appropriate, changes to conform to the restatement.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           3
  Item 1. Condensed Consolidated Financial Statements (Unaudited)..........................................           3
        Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           3
        Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...................           4
        Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           5
        Notes to Condensed Consolidated Financial Statements...............................................           6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          12
  Item 3.Quantitative and Qualitative Disclosures About Market Risk........................................          38

Part II. Other Information.................................................................................          39
  Item 1. Legal Proceedings................................................................................          39
  Item 2. Changes in Securities and Use of Proceeds........................................................          41
  Item 3. Defaults Upon Senior Securities..................................................................          41
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          41
  Item 5. Other Information................................................................................          41
  Item 6. Exhibits and Reports on Form 8-K.................................................................          42
Signature page.............................................................................................          43

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                         --------------------
                                                                         MARCH 31,  MARCH 30,
                                                                           1998       1997
                                                                         ---------  ---------
                                                                                    (RESTATED)
Net revenues:
  Licenses.............................................................  $  89,462  $  86,393
  Services.............................................................     77,720     63,509
                                                                         ---------  ---------
                                                                           167,182    149,902
Costs and expenses:
  Cost of software distribution........................................      9,833     29,134
  Cost of services.....................................................     37,425     41,152
  Sales and marketing..................................................     63,889    131,023
  Research and development.............................................     36,619     35,289
  General and administrative...........................................     13,531     28,027
  Write-off of goodwill and other long-term assets.....................         --     30,473
  Write-off of acquired research & development.........................         --      7,000
  Restructuring........................................................     (3,252)        --
                                                                         ---------  ---------
                                                                           158,045    302,098
                                                                         ---------  ---------
Operating income (loss)................................................      9,137   (152,196)
  Interest income......................................................      2,038      1,267
  Interest expense.....................................................     (1,882)    (2,468)
  Other income/(expense), net..........................................       (315)    12,036
                                                                         ---------  ---------
Income (loss) before income taxes......................................      8,978   (141,361)
Income taxes...........................................................      1,900      2,800
                                                                         ---------  ---------
Net income (loss)......................................................  $   7,078  $(144,161)
  Preferred stock dividend.............................................       (603)        --
  Value assigned to warrants...........................................     (1,594)        --
                                                                         ---------  ---------
Net income (loss) applicable to common stockholders....................  $   4,881  $(144,161)
                                                                         ---------  ---------
                                                                         ---------  ---------
Net income (loss) per common share:
  Basic................................................................  $    0.03  $   (0.95)
                                                                         ---------  ---------
                                                                         ---------  ---------
  Diluted..............................................................  $    0.03  $   (0.95)
                                                                         ---------  ---------
                                                                         ---------  ---------
Shares used in per share calculation:
  Basic................................................................    160,172    151,049
                                                                         ---------  ---------
                                                                         ---------  ---------
  Diluted..............................................................    168,653    151,049
                                                                         ---------  ---------
                                                                         ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED, IN THOUSANDS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
                                                     ASSETS
Current assets:
Cash and cash equivalents..............................................................  $  149,208   $  139,396
  Short-term investments...............................................................      16,282       16,069
  Accounts receivable, net.............................................................     135,969      142,048
  Deferred taxes.......................................................................      13,219       12,249
  Other current assets.................................................................      27,045       26,243
                                                                                         ----------  ------------
  Total current assets.................................................................     341,723      336,005
Property and equipment, net............................................................      86,913       96,012
Software costs, net....................................................................      38,826       40,854
Deferred taxes.........................................................................      45,906       56,345
Intangible assets, net.................................................................       7,068        8,277
Other assets...........................................................................      29,834       25,751
                                                                                         ----------  ------------
  Total assets.........................................................................  $  550,270   $  563,244
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   30,845   $   36,155
  Accrued expenses.....................................................................      56,125       64,538
  Accrued employee compensation........................................................      44,309       49,154
  Income taxes payable.................................................................       4,442        3,031
  Deferred maintenance revenue.........................................................     110,171      100,828
  Advances from customers and financial institutions...................................     156,505      180,048
  Accrued restructuring costs..........................................................      17,344       26,597
  Other liabilities....................................................................       8,468       15,802
                                                                                         ----------  ------------
    Total current liabilities..........................................................     428,209      476,153
Other liabilities......................................................................       6,187        6,311
Deferred taxes.........................................................................      20,903       21,716

Stockholders' equity:
  Convertible Series A Preferred Stock.................................................          --            2
  Convertible Series B Preferred Stock.................................................           1            1
  Common stock; par value..............................................................       1,674        1,526
  Additional paid-in capital...........................................................     368,497      347,582
  Accumulated deficit..................................................................    (271,066)    (278,144)
  Unrealized gain/(loss) on available-for-sale securities..............................       3,207         (767)
  Foreign currency translation adjustment..............................................      (7,342)     (11,136)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................      94,971       59,064
                                                                                         ----------  ------------
      Total liabilities and stockholders' equity.......................................  $  550,270   $  563,244
                                                                                         ----------  ------------
                                                                                         ----------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                          -------------------------
                                                                                           MARCH 31,    MARCH 30,
                                                                                             1998          1997
                                                                                          -----------  ------------
                                                                                                        (RESTATED)
Operating Activities
Net income (loss).......................................................................   $   7,078    $ (144,161)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  License fees received in advance......................................................     (15,148)      (15,277)
  Depreciation and amortization.........................................................      12,078        24,897
  Amortization of capitalized software..................................................       4,974         5,484
  Write-off of capitalized software.....................................................         771        14,749
  Write-off of long term assets.........................................................         742         6,799
  Write-off of intangibles..............................................................          --        20,032
  Write-off of acquired research & development..........................................          --         7,000
  Foreign currency transaction loss.....................................................       3,794         5,066
  Gains on sales of strategic investments...............................................          47            --
  (Gain) loss on disposal of property and equipment.....................................        (306)          (50)
  Provisions for losses on accounts receivable..........................................          --        11,006
  Restructuring charges.................................................................      (9,253)        3,642
  Stock-based employee compensation.....................................................         461            --
  Changes in operating assets and liabilities:
    Accounts receivable.................................................................         501        14,284
    Other current assets................................................................      (1,670)       (9,853)
    Other long term assets..............................................................      10,439            --
    Accounts payable and accrued expenses...............................................     (30,901)       (4,957)
    Deferred maintenance revenue........................................................       8,694         6,825
    Other long term liabilities.........................................................        (813)           --
                                                                                          -----------  ------------
Net cash and cash equivalents provided by (used in) operating activities................      (8,512)      (54,514)
Investing Activities
Investments of excess cash:
  Purchases of available-for-sale securities............................................      (9,500)      (10,374)
  Maturities of available-for-sale securities...........................................       4,997         9,585
  Sales of available-for-sale securities................................................       4,300            --
Purchases of strategic investments......................................................          --        (1,750)
Purchases of property and equipment.....................................................      (1,676)      (81,931)
Proceeds from disposal of property and equipment........................................         327           279
Additions to software costs.............................................................      (3,717)       (8,104)
Business combinations, net of cash acquired.............................................          --        (8,786)
Other...................................................................................         727           (21)
                                                                                          -----------  ------------
Net cash and cash equivalents used in investing activities..............................      (4,542)     (101,102)
Financing Activities
Advances from customers and financial institutions......................................          --        19,694
Proceeds from issuance of common stock, net.............................................       6,500         1,617
Proceeds from issuance of preferred stock, net..........................................      14,100            --
Principal payments on capital leases....................................................      (1,341)         (885)
                                                                                          -----------  ------------
Net cash and cash equivalents provided by financing activities..........................      19,259        20,426
                                                                                          -----------  ------------
Effect of exchange rate changes on cash and cash equivalents............................       3,607        (6,238)
                                                                                          -----------  ------------
Increase (decrease) in cash and cash equivalents........................................       9,812      (141,428)
Cash and cash equivalents at beginning of period........................................     139,396       226,508
                                                                                          -----------  ------------
Cash and cash equivalents at end of period..............................................   $ 149,208    $   85,080
                                                                                          -----------  ------------
                                                                                          -----------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE A--PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

    The Company has elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional two days of operations for the first quarter of 1998 as compared to the previous year. The impact on the Company's financial statements was to increase revenue by $17.5 million, or 11 percent. The impact on operating expenses was immaterial.

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 with the Securities and Exchange Commission, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions for all periods in the three years ended December 31, 1996 and the quarter ended March 30, 1997. The irregularities took numerous forms and were primarily the result of lack of compliance with or circumvention of the Company's procedures and controls.

    These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenue from these transactions that was recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions on the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers in these accounting periods, except for those licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. Amounts received from resellers as prepayments of software license fees in advance of revenue recognition have been recorded as advances on unearned license revenue. This revised application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis.

    In response to the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's internal accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. The Company has implemented a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's policies regarding accounting and reporting for large, complex

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) reseller license transactions, developing and conducting educational programs to implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing an internal audit function reporting to the Company's Board of Directors.

NOTE C--REVENUE RECOGNITION POLICY

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOP's as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the period ended March 31, 1998.

    As a result of these changes, the Company now recognizes revenue from sales of software licenses to end-users upon delivery of the software product to the customer when there are no significant post-delivery obligations and collection of the license fee is considered probable. Revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. The Company provides for sales allowances on an estimated basis.

    In the first quarter of 1998, the Company entered into a material transaction with an Industrial Manufacturer ("IM"). The Company defines an IM as a developer who owns and licenses or sells to others a product using the IM's application embedding one of the Company's products in a manner which renders the Informix product invisible to the end user. The Company is not obligated to provide sales support to the IM or support to the end user. The Company believes that the attributes of the IMs are more like those of end-users than resellers and has elected to account for these types of transactions entered into subsequent to December 31, 1997 in a manner similar to end user transactions.

NOTE D--COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE D--COMPREHENSIVE INCOME (CONTINUED) income. Prior period financial statements have been reclassified to conform to the requirements of FAS 130.

                                                                          THREE MONTHS ENDED
                                                                         --------------------
                                                                         MARCH 31,  MARCH 30,
                                                                           1998       1997
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Net income (loss)......................................................  $   7,078  $(144,161)
Other comprehensive income (loss), net of income tax
  Unrealized gains (losses) on available-for-sale securities...........      3,974     (3,853)
  Foreign currency translation adjustment..............................      3,794       (297)
                                                                         ---------  ---------
Comprehensive income (loss)............................................  $  14,846  $(148,311)
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE E--NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                    MARCH 31,    MARCH 30,
                                                                      1998         1997
                                                                   -----------  -----------
                                                                                (RESTATED)
                                                                     (IN THOUSANDS EXCEPT
                                                                       PER SHARE DATA)
Numerator:
Net income (loss)................................................   $   7,078    $(144,161)
Preferred stock dividend.........................................        (603)          --
Value assigned to warrants.......................................      (1,594)          --
                                                                   -----------  -----------
Numerator for basic and diluted net income (loss) per common
  share..........................................................   $   4,881    $(144,161)
                                                                   -----------  -----------
                                                                   -----------  -----------
Denominator:
Weighted average shares                                               160,172      151,049
Effect of dilutive securities:
Employee stock options...........................................       2,673           --
Series A-1 Convertible Preferred Stock...........................       5,808           --
                                                                   -----------  -----------
Denominator for diluted net income (loss) per common share.......     168,653      151,049
                                                                   -----------  -----------
                                                                   -----------  -----------
Basic net income (loss) per common share.........................   $     .03    $   (0.95)
Diluted net income (loss) per common share.......................   $     .03    $   (0.95)
                                                                   -----------  -----------
                                                                   -----------  -----------

    Weighted average employee stock options to acquire 6,478,268 shares were outstanding as of March 30, 1997 but were not included in the computation of diluted earnings per share because the effect was antidilutive. In addition, at March 31, 1998, 13,215,467 shares of common stock that would have been issued upon the assumed conversion of the Series B Convertible Preferred Stock at the beginning of the

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE E--NET INCOME (LOSS) PER SHARE (CONTINUED) period were also excluded from the computation of diluted earnings per share because the effect was antidilutive.

NOTE F--STOCKHOLDERS' EQUITY

    In December 1997, the Company's Board of Directors authorized a second stock option repricing which was effective January 9, 1998 (the "Second Repricing Effective Date") based upon the closing sales price of the Company's Common Stock as of the Second Repricing Effective Date. Under the terms of the second repricing, each employee, excluding officers and directors of the Company, could exchange any option granted and outstanding as of May 1, 1997 for a new option with an exercise price equal to the closing sales price on the Second Repricing Date and with terms consistent with those of the original option, except that options exchanged in the second repricing could not be exercised for a period of one year from the Second Repricing Effective Date. Employees elected to reprice 3,128,524 options at a price of $5.094, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

    On February 13, 1998 the holders of the Series A-1 Preferred stock exercised warrants to purchase 60,000 additional shares of Series A-1 Preferred at $250 per share resulting in net proceeds to the Company of $14.1 million. In addition, pursuant to the Series A-1 Subscription Agreement, the Series A-1 Preferred Stockholder converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of the Company's Common Stock.

    Reconciliation of outstanding shares:

Shares outstanding at December 31, 1997.............................     152,587,051
Shares issued upon exercises of stock options.......................       1,825,484
Shares sold and issued to employees under ESPP......................         282,499
Shares issued upon conversion of Series A-1 Preferred...............      12,769,908
                                                                      --------------
Shares outstanding at March 31, 1998................................     167,464,942
                                                                      --------------
                                                                      --------------

NOTE G--RESTRUCTURING CHARGES

    In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forcasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE G--RESTRUCTURING CHARGES (CONTINUED) sets forth the significant components of the restructuring charge included in current liabilities at March 31, 1998:

                                                             RESTRUCTURING   NON-CASH       CASH       ACCRUAL BALANCE
                                                                EXPENSE        COSTS      PAYMENTS    AT MARCH 31, 1998
                                                             -------------  -----------  -----------  -----------------
                                                                                   (IN MILLIONS)
Severance & Benefits.......................................    $    19.9     $      --    $    19.4       $     0.5
Write-off of Assets........................................         48.2          48.2           --              --
Facility Charges...........................................         33.0           7.8          8.9            16.3
Other......................................................          3.8           2.6          0.7             0.5
                                                                  ------         -----        -----           -----
                                                               $   104.9     $    58.6    $    29.0       $    17.3
                                                                  ------         -----        -----           -----
                                                                  ------         -----        -----           -----

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of March 31, 1998, the Company had completed this component of its restructure plan. Temporary employees and contractors were also reduced. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. These assets were written down to their fair value less cost to sell. As of March 31, 1998, these assets have a carrying value of approximately $2.2 million. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    Total restructuring expense decreased by $1.2 million and by $3.3 million during the fourth quarter of 1997 and the first quarter of 1998, respectively. These decreases were primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss (fourth quarter 1997) and to adjust the estimated severance and facility charges to actual costs incurred (first quarter 1998).

    The Company expects to complete most of the actions associated with its restructuring by the end of the second quarter of fiscal 1998.

NOTE H--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present and former officers and directors and in some cases, its independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants and the Company's independent auditors, were also filed, commencing in August 1997, in California state court. While these actions allege various violations of state law, any monetary judgments in the derivative actions would accrue to the benefit of the Company.

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE H--LITIGATION (CONTINUED)
    Pursuant to Delaware law and certain indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. This includes the costs of defending against the claims asserted in the above-referenced actions and any amounts paid in settlement or other disposition of such actions on behalf of these individuals. The Company's obligations do not permit or require it to provide such indemnification to any such individual who is adjudicated to be liable for fraudulent or criminal conduct. Although the Company has purchased directors' and officers' liability insurance to reimburse it for the costs of indemnification for its directors and officers, the coverage presumes that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former directors and officers are allocable to the individuals' defense. With respect to the claims described above, the Company does not have insurance to cover the costs of its own defense or to cover any liability for any claims asserted against it. The Company has not set aside any financial reserves relating to any of the above-referenced actions.

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

    In the ordinary course of business, various other lawsuits and claims are filed from time to time against the Company. It is the Company's opinion that the resolution of these disputes or such other litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THE DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.

    As a result of the restatement of the Company's financial statements for the first quarter of 1997 and the years 1996, 1995 and 1994 as updated in subsequent filings made by the Company, certain information contained in this item related to the quarter ended March 30, 1997 has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

    The Company has elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional two days of operations for the first quarter of 1998 as compared to the previous year.

    References to or comparisons between the same "period" in this Form 10-Q refer to the Company's first fiscal quarter of the relevant fiscal year.

OVERVIEW

    The Company is a leading multinational supplier of information management software. It derives license revenues principally from licensing its relational database management systems ("RDBMS") software and derives service revenues from providing technical product support and product updates and consulting and training services to customers. The Company's products are sold directly to end-users and IMs and indirectly through application resellers, original equipment manufacturers ("OEM") and distributors.

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

    As a result of the shortfall in license revenues for the first quarter of fiscal 1997, the Company, in the second quarter and again in the third quarter of fiscal 1997, initiated an internal restructuring of its operations intended to reduce operating expenses and improve the Company's financial condition. These restructurings included selective reductions in headcount and leased facilities and the downsizing, elimination or conversion into solution labs of the Company's planned Information Superstores. Costs associated with the restructurings totaled approximately $104.9 million and had a material adverse effect on the Company's results of operations for fiscal 1997. In addition, in 1997, the Company issued newly designated series of Preferred Stock in two financing transactions which resulted in aggregate net proceeds of $87.6 million to the Company (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred) In February 1998, the Company issued an additional 60,000 shares of its Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred") pursuant to the partial exercise of a warrant to purchase shares of Series A-1 Preferred (the "Series A-1 Warrant") which warrant was issued in connection with the sale of the Company's Series A Convertibe Preferred Stock in August 1997. The partial exercise of the Series A-1Warrant resulted in net proceeds of $14.1 million to the Company. At March 31, 1998 the Series A-1 Warrant remained exercisable for up to 80,000 shares of Series A-1 Preferred at a puchase price of $250 per share. In December 1997, the Company entered into a senior secured credit facility agreement with available proceeds of up to $75.0 million, of which the Company was eligible to borrow $40.6 million at March 31, 1998, based on certain eligibility criteria. See "--Liquidity and Capital Resources."

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

    The restatement resulted in substantial reductions in total revenues and net income for fiscal 1996, 1995 and 1994. For the quarter ended March 31, 1997, the restatement resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At March 30, 1997, after giving effect to the restatement, the Company's working capital decreased $252.0 million from $101.9 million as originally reported to a deficit of $150.1 million. The substantial reduction in working capital at March 30, 1997 reflects substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $239.3 million at

March 30, 1997. At March 31, 1998, the Company's working capital deficit decreased to $86.5 million. The reduction in the deficit reflects the Company's restructuring and cost containment efforts both of which resulted in a reduction in cash used by operations of $46 million in the quarter ended March 31, 1998 compared to a similar period in the prior year. In addition, the liability for "advances from customers and financial institutions" decreased to $156.5 million at March 31, 1998.

    The Company's public announcement of the pending restatement, delays in reporting operating results for the second and third quarters of fiscal 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition adversely affected the Company's ability to sell its products in fiscal 1997 in addition, since the beginning of 1997, the Company and its competitors have experienced substantially slower growth in the market for RDBMS products. The financial restatement has now been completed, its results have been publicly disclosed and the Company is current with respect to its public reporting obligations. In addition, the Company believes that it has effectively controlled its operating expenses and significantly improved its financial condition. Nevertheless, adverse market conditions, including significant competitive pressures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects, may continue to have an adverse effect on the Company's ability to sell its products and results of operations.

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of net revenues for the three-month periods ended March 31, 1998 and March 30, 1997 (as restated), respectively.

                                        PERCENT OF NET
                                           REVENUES
                                     ---------------------
                                      THREE MONTHS ENDED
                                     ---------------------
                                     MARCH 31,   MARCH 30,
                                       1998        1997
                                     ---------   ---------
Net revenue:
  Licenses.........................       54%         58%
  Services.........................       46%         42%
                                         ---         ---
    Total Net Revenue..............      100%        100%
Cost and expenses:
  Cost of software distribution....        6%         19%
  Cost of services.................       22%         28%
  Sales and marketing..............       38%         87%
  Research and development.........       22%         24%
  General and administrative.......        9%         19%
  Write-off of goodwill and long
    term assets....................       --          20%
  Write-off of acquired research
    and development................       --           5%
  Restructuring charges............       (2)%        --
                                         ---         ---
    Total operating expenses.......       95%        202%
                                         ---         ---
Operating income (loss)............        5%       (102)%
                                         ---         ---
Interest income....................        1%          1%
Interest expense...................       (1)%        (1)%
Other income/(expense), net........       --           8%
                                         ---         ---
Income (loss) before tax...........        5%        (94)%
Income taxes.......................       (1)%         2%
                                         ---         ---
Net income (loss)..................        4%        (96)%
                                         ---         ---
                                         ---         ---

    Informix's operating results for the quarter ended March 31, 1998 increased significantly from the same period of the prior year due to a 12% increase in revenue and a 48% decrease in operating expenses.

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

    LICENSE REVENUES

    The Company's products are sold directly to end-user customers and IMs or through resellers, including OEMs, distributors and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels in order to focus on partnerships with several hardware vendors to utilize their sales forces, obtain access to their installed base of customers, and benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. Unsold licenses in the amount of $156.1 million and $239.3 million have not been recognized as earned revenue as of March 31, 1998 and March 30, 1997, respectively.

    License revenues were $89.5 million and $86.4 million for the periods ended March 31, 1998 and March 30, 1997, respectively. This represented an approximate four percent increase. With the exception of one transaction with an IM, there were no transactions greater than $2.5 million in the quarter ended March 31, 1998.

    The Company's license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, these transactions have caused fluctutations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportional amount of the Company's license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. The Company expects that these types of transactions and the resulting fluctuations will continue.

    SERVICE REVENUES

    The increase in service revenue in absolute dollars over the same period in 1997 was attributable primarily to the continued growth of the Company's installed customer base, and the attendant renewal of maintenance contracts and increased consulting revenue. As the Company's products grow in complexity, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The gross margin on service revenue increased from 36% in the first quarter of 1997 to 52% in the first quarter of 1998.

    Service revenue continues to grow faster than license revenue and as a result, service revenue represents a larger percentage of total revenues than in the prior year comparable period. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the continued growth in the Company's installed base.

    GEOGRAPHIC DISTRIBUTION

    During the first quarter ended March 31, 1998, Informix's net revenues from sales to foreign customers was 49% of total revenue as compared to 55% of the total revenue during the same period in 1997. Foreign sales decreased insignificantly from $82.2 million in the quarter ended March 30, 1997 to $81.9 million in the quarter ended March 31, 1998. Sales in Europe and Asia/Pacific decreased 2% and 5%, respectively, while sales in Latin America increased 20% over the same period in 1997.

    The decrease in European sales from the prior year quarter was partially due to the disruption of the sales organization caused by management changes which took place in 1997. The decrease in Asia/Pacific sales was primarily the result of the impact of fluctuations in foreign currency exchange rates. Revenues for the Asia/Pacific region increased by approximately 10% for the quarter ended March 31, 1998 as compared to the same period in the prior year on a constant currency basis.

    Substantially all of the Company's Latin American revenue is U.S. dollar denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the first quarter of 1998 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, as compared with the same period in 1997.

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

COST OF SOFTWARE DISTRIBUTION

                                                       FIRST QUARTER    FIRST QUARTER    PERCENTAGE
                                                           1998             1997           CHANGE
                                                      ---------------  ---------------  -------------
                                                                   (DOLLARS IN MILLIONS)
Manufactured cost of software distribution..........     $     4.1        $     8.9             (54)%
  Percentage of license revenue.....................             5%              10%
Amortization of capitalized software................     $     4.9        $     5.5             (11)%
  Percentage of license revenue.....................             5%               6%
Write down to net realizable value..................     $     0.8        $    14.7             (95)%
  Percentage of license revenue.....................             1%              18%
Total cost of software distribution.................     $     9.8        $    29.1             (66)%
  Percentage of license revenue.....................            11%              34%

    Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs, and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue decreased significantly in the first quarter of 1998 compared to the same period in 1997. This decrease was primarily caused by a decrease of $2.1 million in third party software royalties as well as a reduction in labor costs of approximately $.9 million and a reduction of shipping and material costs of $.5 million each. These cost reductions resulted from the continued conversion to electronic media. In the future, the cost of software distribution as a percentage of revenue may vary depending upon sales levels, the cost of third party software that is bundled with the Company's products and whether the product is reproduced by the Company or by customers.

    Amortization of capitalized software costs begin in the quarter following the commercial release of the product. The amortization of capitalized software decreased to 5% of license revenues in the first quarter of 1998 compared to 6% in the first quarter of 1997. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

    In addition, due to the Company's acquisition of Centerview Software, Inc in February 1997 and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs in the first quarter of 1997.

COST OF SERVICES

    Cost of services consists primarily of maintenance, consulting and training expenses. Costs of services for the first quarter of 1998 decreased by 9% as compared to the same period in 1997. This decrease was primarily attributable to an 18% reduction in headcount over the same period in 1997 as well as improved efficiency and better control of outsourced expenses. In the future, the Company expects that cost of services as a percentage of net service revenue will continue to approximate the rate incurred in the first quarter of 1998.

SALES AND MARKETING EXPENSES

    The decrease in sales and marketing expenses in the first quarter of 1998, in absolute dollars, as compared to the first quarter of 1997 was primarily the result of a significant reduction of sales and marketing personnel worldwide. Over the twelve-month period ending March 31, 1998, the headcount for sales and marketing personnel decreased from 2,009 to 1,177 or 41%, which accounts for the majority of the decrease both in percentage decline and absolute dollars spent. In addition, depreciation expense charged to Sales and Marketing decreased approximately $3.7 million versus the prior year quarter in connection with the Company's reassessment of its Superstores concept. The Company's decision to abandon the Superstores concept coupled with other cost cutting measures resulted in significant charges for restructuring in the second and third fiscal quarters of 1997. The decrease of costs as a percentage of revenue reflects the Company's success in applying cost containment measures to bring expenses in line with forecasted revenues.

RESEARCH AND DEVELOPMENT EXPENSES

    The following table summarizes research and development costs for the periods ended March 31, 1998 and March 30, 1997:

                                                       FIRST QUARTER    FIRST QUARTER    PERCENTAGE
                                                           1998             1997           CHANGE
                                                      ---------------  ---------------  -------------
                                                                   (DOLLARS IN MILLIONS)
Incurred product development expenditures...........     $    40.3        $    41.6              (3)%
Expenditures capitalized............................           3.7              6.3             (41)%
                                                             -----            -----
Research and development expense....................     $    36.6        $    35.3               4%
                                                             -----            -----
                                                             -----            -----
Expenses capitalized as a percentage of incurred
  expenses..........................................             9%              15%

    Product development expenditures declined in absolute dollars by 3% in the first quarter of 1998 compared to the same period in 1997. The proportion of capitalized product development expenditures as a percentage of total incurred expenses decreased in the first quarter of 1998. The decrease is attributable to the fact that during the first quarter of 1997, a large portion of expenditures incurred were on products that had reached technological feasibility, but had not yet been commercially released. The Company expects the proportion of work on capitalized projects for the remainder of 1998 to remain relatively stable compared to the first quarter of 1998.

    Significant programs currently under development include improvements and enhancements of current products, with particular emphasis on parallel computer architecture, user-defined database extensions, web technology integration, database application tools and systems administration. The Company believes that research and development expenditures are essential to maintaining its competitive position in its primary markets and expects the expenditure levels to remain a significant percentage of revenues.

    The Company's product development efforts are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. In addition, there can be no assurance that the Company's product development efforts will be successful or that any new products will achieve significant market acceptance.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased in absolute dollars in the first quarter of 1998 compared to the same period in 1997 due primarily to the implementation of the Company's restructuring plan which resulted in lower facility and other general and administrative expenses and a reduction in bad debt expense of $11.0 million. This reduction reflects the Company's efforts to better manage both the amount and quality of its accounts receivable balances. In addition, headcount in general and administration decreased 14% from 489 at March 30, 1997 to 420 at March 31, 1998.

WRITE-OFF OF GOODWILL AND LONG-TERM ASSETS

    In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined by using estimated future discounted cash flows and/or resale market quotes as appropriate. The Company did not record any write-off of long-term assets in the quarter ended March 31, 1998.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    In February 1997, the Company acquired all of the outstanding capital stock of Centerview Software, Inc., a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the period the acquisition was consummated--the first quarter of 1997. The Company did not write-off any acquired research and development in the quarter ended March 31, 1998.

OTHER INCOME/(EXPENSE), NET

    Other income/(expense) for the period ended March 30, 1997 resulted from a net foreign currency gain of $12.2 million. See "--Foreign Exchange Losses."

PROVISION FOR INCOME TAXES

    The income tax expense resulted from taxable earnings and withholding taxes in certain foreign jurisdictions where the Company is unable to utilize its net operating loss carryforwards.

FOREIGN EXCHANGE LOSSES

    The Company enters into forward foreign exchange contracts to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe, and Asia Pacific because there are limited forward currency exchange markets in these currencies.

    In addition, in the quarter ended March 31, 1998, the Company initiated a program whereby it enters into forward foreign currency exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries for up to a maximum of one year in the future. The Company's outstanding forward exchange contracts used to hedge anticipated net income are marked to market. This hedging activity did not have a material impact on the Company's results of operations.

    The restatement of the consolidated financial statements for the quarter ended March 30, 1997 resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency forward contracts were no longer effective as hedges. Transaction gains and losses realized due to fluctuations in foreign currency exchange rates that were only partially offset by gains and losses on forward foreign currency exchange contracts and the gains and losses on the forward exchange contracts resulted in a net foreign currency gain of $12.2 million in the quarter ended March 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                                            THREE MONTHS ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 30,
                                                                            1998         1997
                                                                         -----------  -----------
                                                                           (DOLLARS IN MILLION)
Cash, cash equivalents, and short-term investments.....................   $   165.5    $   120.4
Working capital deficit................................................       (86.5)      (150.1)
Cash and cash equivalents used by operations...........................        (8.5)       (54.5)
Cash and cash equivalents used for investment activities, excluding
  investments in excess cash...........................................        (4.5)      (101.1)
Cash and cash equivalents provided by financing activities.............        19.3         20.4

    OPERATING CASH FLOWS

    Cash used by operations decreased significantly to $8.5 million for the quarter ended March 31, 1998 from $54.5 million in the same period in 1997 due primarily to the Company's efforts to reduce operating expenses.

    Net accounts receivable decreased by $6.1 million in the first quarter ended March 30, 1998 as compared to the fourth quarter of 1997. Days sales outstanding increased from approximately 71 days in December 1997 to 73 days in March 1998. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors.

    INVESTING CASH FLOWS

    Excluding investments of excess cash, net cash and cash equivalents used in investing activities decreased in the first quarter of 1998 compared to the same period in 1997 due in large part to the Company's emphasis on increasing its working capital position. In the first quarter of 1998, the Company acquired $1.7 million of capital equipment as compared to $20.4 million during the same period in 1997. The decrease of capital equipment purchases in the first quarter of 1998 resulted from the Company's reduction in employee headcount, the related cost containment program and the Company's decision to downsize, eliminate or convert its Superstores into solution labs managed by the Company's consulting practice. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

    In January 1997, the Company entered into a two year land lease which required a pledge of $61.5 million in cash be placed into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million with the intent to arrange for the sale of the parcels to unrelated third parties. The $61.5 million is reflected in the "purchases of land and property and equipment" line of the cash flow statement. The land sales closed in the fourth quarter of fiscal 1997.

    The Company's investments in software costs were previously discussed under "Results of Operations."

    FINANCING

    Net cash and cash equivalents provided by financing activities in the first quarter of 1998 consist primarily of proceeds from the sale of the Company's common stock to employees, and the purchase of 60,000 additional shares of Series A-1 Preferred Stock at $250 per share for net proceeds to the Company of $14.1 million.

    The Company's programs with third-party financing institutions in the first quarter of 1997 provided financing for extended credit terms instead of such financing being provided by the Company. This was the primary source of net cash and cash equivalents provided by financing activities in the first quarter of 1997. Cash received from customers and third-party financial institutions in advance of revenue being recognized is reflected in the Statement of Cash Flows under "Advances from Customers and Financial Institutions" as a financing activity. The Company no longer enters into third-party financing arrangements involving the sale of its receivables. See "Business Risks--Need for Additional
Financing: Customer Financing and Working Capital Deficit."

BUSINESS RISKS

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

UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS

    Subsequent to the filing with the Commission of its Quarterly Report of Form 10-Q for the quarter ended March 30, 1997, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996, in particular transactions involving unauthorized or undisclosed arrangements or agreements with resellers. As a result of its investigation into these errors and irregularities, in August 1997, the Company announced that it would restate its financial results for fiscal 1996 and 1995. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997.

    The errors and irregularities identified in connection with the Company's investigation and the restatement included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenues from these transactions that were recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions to the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers, except for those licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. In addition, amounts received from resellers or financial institutions as prepayments of software license fees in advance of revenue recognition should be recorded as advances on unearned license revenue. The financial review undertaken by the Company resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    On May 13, 1998, the Company announced that it had dismissed Ernst & Young LLP as its independent auditors and that it was in the process of engaging KPMG Peat Marwick LLP as its independent auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NO.   EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.

    (b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K on February 27, 1998 related to the sale of 60,000 shares of Series A-1 Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INFORMIX CORPORATION

                                By:            /s/ JEAN-YVES DEXMIER
                                     -----------------------------------------
                                                 Jean-Yves Dexmier
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
Dated: May 15, 1998                           AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.