Form 10-Q/A
period 1998-03-31
INFORMIX CORP
filed 1998-05-15
CIK 799089

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

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           3
  Item 1. Condensed Consolidated Financial Statements (Unaudited)..........................................           3
        Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           3
        Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...................           4
        Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           5
        Notes to Condensed Consolidated Financial Statements...............................................           6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          12
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          38

Part II. Other Information.................................................................................          39
  Item 1. Legal Proceedings................................................................................          39
  Item 2. Changes in Securities and Use of Proceeds........................................................          41
  Item 3. Defaults Upon Senior Securities..................................................................          41
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          41
  Item 5. Other Information................................................................................          41
  Item 6. Exhibits and Reports on Form 8-K.................................................................          42
Signature page.............................................................................................          43

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

    As a result of the restatement, total revenues were reduced from amounts previously reported by $204.8 million from $939.3 million as originally reported to $734.5 million, by $77.7 million from $714.2 million as originally reported to $636.5 million and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995, and 1994, respectively. The restatement also resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by the elimination of retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million and at March 31, 1998, the Company had a working capital deficit of $86.5 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996. At March 31, 1998, such advances totaled $156.5 million. See "--Working Capital Deficit."

    In connection with the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. To address the material weakness represented by these conditions, the Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's revenue recognition policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to help implement such policies, changing the Company's corporate and regional accounting and reporting structure and re-establishing the internal audit function reporting to the Company's Board of Directors. Such implementation is expected to require substantial management attention. See "-- Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

    The Company's public announcement of the pending restatement, delays in reporting operating results for the second and third quarters of fiscal 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition adversely affected the Company's ability to sell its products in fiscal 1997. In addition, since the beginning of fiscal 1997, the Company and its competitors in the RDBMS industry have experienced substantially slower growth in the market for RDBMS products. The financial restatement has now been completed, its results have been publicly disclosed, and the Company is current with respect to its public reporting obligations. In addition, the Company believes that it has effectively controlled its operating expenses and significantly improved its financial condition. Nevertheless, adverse market conditions, including significant competitive measures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "--Fluctuations in Quarterly Results; Seasonality."

NEED FOR ADDITIONAL FINANCING

    During fiscal 1997, the Company experienced substantial short-term liquidity problems as its cash, cash equivalents and short term investments declined to a quarter-end low of $104.4 million at June 29, 1997 from $261.0 million at December 31, 1996. The Company raised net proceeds of $37.6 million in August 1997 and $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company) in November 1997 in separate financing transactions in which the Company issued newly authorized series of convertible Preferred Stock. In the fourth quarter of 1997, the Company raised aggregate net proceeds of $59.3 million through the sale of real property it had purchased earlier in the year. As a result of such financing activities during the second half of 1997, the Company's cash, cash equivalents and short term investments increased to $155.5 million at December 31, 1997. In addition, in the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with the partial exercise of a warrant to acquire additional shares of the Company's convertible Preferred Stock. The Company believes that these actions have substantially improved its financial condition since early 1997. Nevertheless, adverse market conditions, including continued slower growth rates in the markets for RDBMS products or on-going customer uncertainty about the Company's financial condition and business prospects, could continue to have an adverse effect on license revenues and results of operations. In addition, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively, and 11% of the Company's total revenues for the quarter ended March 31, 1998, respectively, has created further uncertainty concerning the Company's revenues, cash flows and results of operations.

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary ("Informix Software"), entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commerce as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable, which are measured on a revolving basis. Accounts receivable for an account debtor are ineligible for purposes of the Credit Facility when (a) such account receivable is outstanding for longer than 60 days, (b) the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the amount of the account receivable, but only to the extent the lenders reasonably determine a valid defense, offset, counterclaim or other right exists and then only to the extent of such right, (c) the account debtor or other person required to make payment thereon is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to the lenders, and the lenders have so notified the Company (d) the account debtor is a lender under the Credit Facility, (e) 30% or more of the accounts receivable of any account debtor is deemed ineligible because such accounts are outstanding for longer than 60 days thus rendering all the accounts receivable of that debtor ineligible, and (f) the lender reasonably deems not to qualify an account receivable as eligible and provides a reasonably detailed written explanation to the Company. Under the Credit Facility, foreign accounts receivable that are backed by a letter of credit issued or confirmed by a financial institution approved by the lenders are deemed to be domestic accounts receivable. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of March 31, 1998, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totalled $136.0 million and its borrowing base was approximately $40.6 million.

    The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain covenants, including financial covenants requiring the Company to (a) maintain a ratio of 1.25 to 1.00 in respect of the sum of cash and accounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of $150.0 million through June 1998 and $160.0 million thereafter, (c) maintain quarterly operating loss of no more than $10.0 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter. (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15.0 million, plus any carry forward amount, which carry forward amount cannot exceed $5.0 million and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At March 31, 1998, the Company was in compliance with all financial covenants under the Credit Facility.

    There can be no assurance that amounts raised in connection with the Preferred Stock financing and real property sales transactions described above and amounts available under the Credit Facility will be sufficient to cover the Company's working capital needs or that the Company will not require additional debt or equity financing in the future. In addition, there can be no assurance that additional debt or equity financing will be available, if and when needed or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the terms of any available financing are materially unfavorable to the Company, such a financing could impair the Company's ability to obtain additional financing in the future, to implement its business plan, or to engage in various corporate transactions, including potential acquisitions of the Company. See "--Working Capital Deficit," "--Risks Associated with Preferred Stock Financings," "--Antitakeover Protections" and "Description of Capital Stock--Preferred Stock."

    Prior to January 1, 1998, the Company often arranged for non-recourse financing through the sale of customer accounts receivable to third-party financial institutions. The Company had traditionally relied on a limited number of financial institutions for most of the customer financings it arranged. The terms of the Credit Facility prevent the Company from selling accounts receivable with an aggregate face value in excess of $20 million during any twelve month period. The Company does not expect to enter into third-party financing arrangements involving the sale of its receivables on a going forward basis. See "--Working Capital Deficit."

WORKING CAPITAL DEFICIT

    The restatement of the Company's financial statements has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the

Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances from customers and financial institutions as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of 1997. At March 31, 1998, the Company had a working capital deficit of $86.5 million.

    "Advances from customers and financial institutions" reflects amounts previously received from customers or in connection with accounts receivable financing transactions with third party financial institutions in advance of revenue being recognized. Prior to the restatement, these amounts were improperly recognized as earned but have now been designated as advances. A substantial majority of such revenues arose in connection with license agreements between the Company and hardware partners, distributors and other resellers. In connection with the review of its historical financial results, the Company determined that sufficient post-contractual contingencies existed in connection with certain reseller license arrangements so as to preclude recognizing revenue. In addition, the Company concluded that informal or otherwise undisclosed arrangements with a number of resellers have resulted or could result in significant concessions or allowances that were not accounted for when revenue was originally reported as earned. Although the Company's license agreements provide for a non-refundable fee payable by the customer in single or multiple installments at the beginning or over the term of the license arrangements, amounts received by the Company under its license agreements could be subject to refund in the event the Company fails to satisfy certain post-signing obligations. At March 31, 1998 approximately $20 million of such amounts received from customers were subject to commercial disputes, several of which have proceeded to litigation. Of the $20 million subject to commercial disputes, $5.0 million has been reflected on the balance sheet as accrued expenses, and the Company believes that the remainder is properly booked as advances from customers and financial institutions as the Company believes the likelihood of refund is remote. Any such refunds, were they to occur, would not have a material effect on the Company's results of operations as revenue has not been recognized on such transactions.

    The Company has abandoned its plans to construct a new headquarters facility and in December 1997 sold the real property it had purchased earlier in the year, raising aggregate net proceeds of approximately $59.3 million. In August 1997 and November 1997, the Company sold and issued newly designated series of Preferred Stock in two separate financing transactions, raising aggregate net proceeds of approximately $87.6 million (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred.) In addition, in the fourth quarter of 1997, the Company entered into the Credit Facility. In the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with the exercise of a warrant to acquire additional shares of the Company's Convertible Preferred Stock. Although these financing transactions have improved the Company's working capital position, in the event the Company continues to maintain a substantial working capital deficit, such a deficit could materially impair the Company's ability to sell its products as a result of customer uncertainty about the Company's financial condition. See "--Uncertain Impact of Restatement of Financial Statements" and "--Need for Additional Financing."

FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

    The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, (i) customer uncertainty about the Company's financial condition and business prospects, (ii) market demand for the Company's software, including changes in industry growth rates for the Company's products, (iii) changes in pricing policies by the Company or its competitors, including aggressive price discounting to encourage volume purchases by customers, (iv) the size, timing and contractual terms of significant orders, the effects of which may be exacerbated by aggressive price discounting, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) budgeting cycles of customers and potential customers, (vii) changes in the mix of revenues attributable to domestic and international sales, and (viii) seasonal trends in technology purchases and other general economic conditions. In particular, the Company's quarterly results may be adversely affected by the industry's historical practice of aggressively discounting the price of its products to encourage volume purchasing by customers. In the event the Company experiences substantial pricing pressure with respect to one or more large transactions in any given quarter, such revenue could result in a substantial shortfall in revenues. The Company has operated historically with little or no backlog and has generally recognized a substantial portion of its revenues in the last weeks or days of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last weeks or days of that quarter. In addition, the sales cycle for the Company's products is relatively long and may vary depending on a number of factors, including the size of the transaction and the level of competition the Company encounters in its selling activities. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In the event of any downturn in potential customers' businesses, the domestic economy in general, or in international economies where the Company derives substantial revenues, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results, and financial condition. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, delays in the recognition of revenues from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels. In the quarters ended September 28, 1997 and June 29, 1997, costs associated with the Company's internal restructuring, aggregating $109.4 million, had a material adverse effect on results of operations. The total restructuring charges decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. The total restructuring charges decreased by $3.3 million during the first quarter of 1998 primarily due to adjusting the original estimate of severance and facility charges to actual costs incurred. Management continues to evaluate the Company's cost structure in light of projected revenues and cash-flows, both of which are variable and uncertain. There can be no assurance that the Company will not be required to undertake additional restructuring activities in the future, which would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's business has experienced and is expected to continue to experience seasonality. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns in foreign markets. In particular, the Company's third quarter tends to reflect the effects of summer slowing of international business activity, particularly in Europe. In addition, variability and seasonality in the Company's business may result from customer capital spending cycles, which tend to peak in the Company's fourth quarter, and the Company's sales incentive plans for sales personnel, which are measured on a calendar year basis. See "--Competition; Pricing Risks" and "--International Operations; Currency Fluctuations."

LITIGATION

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

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

    In addition, in July 1997, the Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission. The Company is in the process of producing documents and a number of current and former officers have been testifed to appear before the Commission.

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

    Since the beginning of 1997, a number of senior management personnel and other key employees have departed the Company, and to date, the Company has been able to replace most but not all of the positions that have been vacated. Since the first quarter of 1997, the Company has experienced a significant number of voluntary resignations and has taken selective actions to reduce the number of employees in certain functional areas. The Company had approximately 3,486 regular employees at March 31, 1998, compared to approximately 4,632 at March 30, 1997. Voluntary attrition has remained high across all functional areas. In particular, in fiscal 1997, the Company experienced high attrition rates in its product development group and has had difficulty attracting replacement development personnel. The competition for employees in the software industry is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has experienced difficulty in locating candidates with appropriate qualifications and believes that recent financial and business developments at the Company have made recruitment more difficult. In November 1997, the Company implemented an option repricing program in an effort to retain existing employees and, following further declines in the price of its Common Stock, announced a second repricing in December 1997, which was effective in January 1998. There can be no assurance that such programs will be effective in retaining existing employees. There can be no assurance that the Company will be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, new employees hired by the Company generally require substantial training in the use and implementation of the Company's products and in the Company's procedures. As a result, substantial employee turnover could have an adverse effect on results of operations in future quarters.

RISKS ASSOCIATED WITH PREFERRED STOCK FINANCINGS

    In August 1997, the Company raised net proceeds of $37.6 million through the issuance of a newly designated Series A Convertible Preferred Stock (the "Series A Preferred"). In November 1997, the Company raised an additional $50.0 million in net proceeds (excluding a $1.0 million fee paid to a financial advisor of the Company) through the issuance of the Series B Preferred. Simultaneously with the closing of the Series B Preferred, the holders of the Series A Preferred exchanged all their outstanding shares of Series A Preferred for the Series A-1 Preferred, having substantially similar rights, preferences and privileges as the Series A Preferred with the exception of certain amendments, including revisions to the terms under which such shares become mandatorily redeemable.

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

    The terms of the financing agreements pursuant to which the Preferred Stock was issued also include certain penalty provisions that are triggered in the event the Company fails to satisfy certain obligations. In particular, assuming the exercise of the Series A-1 Warrant (as such term is defined below) for 80,000 shares of Series A-1 Preferred (which were the maximum number of shares of Series A-1 Preferred purchasable under the warrant at March 31, 1998) the holders of the Series A-1 Preferred will become entitled to an annual dividend of approximately $3.0 million, payable quarterly in cash, in the event the Company fails to satisfy certain covenants, including the failure to have a registration statement covering the Common Stock issuable upon conversion of the Series A-1 Preferred declared effective by the Commission within 180 days of a registration request from the holders of Series A-1 Preferred (at the time of this report no shares of A-1 Preferred were outstanding and, accordingly, the Company had not received such a registration request); the failure to obtain stockholder approval of the issuance of the Common Stock issuable upon conversion of the Series A-1 Preferred in the event that such approval becomes required by the rules of the Nasdaq National Market; and the failure to redeem any shares of Series A-1 Preferred held by a holder of Series A-1 Preferred who objects to a change-in-control transaction, if the transaction does not satisfy certain financial thresholds relating to the market capitalization and trading volume of any acquiring entity. In the event the Company becomes obligated to pay such dividends, the holders of the Series A-1 Preferred will become immediately entitled to designate a number of members of the Company's Board of Directors corresponding, as a percentage of the total number of members, to the percentage of the Company's outstanding Common Stock held by such holders (assuming the conversion into Common Stock of the outstanding Series A-1 Preferred). The holders of the Series B Preferred are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend of $2.5 million based upon the 50,000 shares of Series B Preferred (face value $1,000 per share) outstanding at March 31, 1998. The dividend is generally payable upon the conversion of the Series B Preferred or redemption of the Series B Preferred and may be paid in cash or, at the Company's election and subject to certain conditions, in shares of Common Stock. In the event the holders of Preferred Stock become entitled to receive cash dividends or to have their Preferred Stock redeemed, there can be no assurances that the Company will be able to fund such a payment or redemption, and even if funding is available, substantial dividend payments could have a material adverse effect on the Company's business and financial condition. See "--Need for Additional Financing; Customer Financing," "--Antitakeover Protection," and "Description of Capital Stock-- Preferred Stock."

    Both the Series A-1 Preferred and the Series B Preferred are convertible into shares of the Company's Common Stock based on the trading prices of the Common Stock during future periods that are described in the respective financing agreements. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminate. If, in accordance with the terms of the financing agreements, the conversion price of the Preferred Stock is determined during a period when the trading price of the Common Stock is low, the resulting number of shares of Common Stock issuable upon conversion of the Preferred Stock could result in substantial dilution to the holders of Common Stock. In addition, the Company issued to the holders of the Series A-1 Preferred a warrant to acquire up to an additional 140,000 shares of Series A-1 Preferred for an aggregate purchase price of $35.0 million (the "Series A-1 Warrant"). The Series A-1 Warrant was exercised in part in February 1998 for 60,000 shares of Series A-1 Preferred, resulting in $14.1 million in net proceeds to the Company. In February 1998, all 220,000 shares of Series A-1 Preferred which were then outstanding were converted into 12,769,908 shares of Common Stock. The Company is also obligated to issue upon conversion of the Series B Preferred additional warrants to acquire shares of Common Stock equal to 20% of the total number of shares of Common Stock into which the Series B Preferred converts; together with an additional increment of warrants to purchase 200,000 shares of Common Stock (collectively, the "Warrants"). The Series A-1 Warrant and the Warrants, to the extent exercised, will have a further dilutive effect.

COMPETITION; PRICING RISKS

    The Company faces intense competition in the market for RDBMS software products. The market for the Company's products is subject to rapid technological change and frequent new product introductions and enhancements, and the Company's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. The Company's principal competitors include Computers Associates International, Inc., International Business Machines Corporation ("IBM"), Microsoft Corporation, NCR Corporation/Teradata ("NCR/Teradata"), Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"). Several of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Any failure by the Company to compete successfully with its existing competitors or future competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

    Several of the Company's competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on the Company's products. In addition, the industry movement to new operating systems, like Windows NT, access through low-end desktop computers, and access to data through the Internet may cause downward pressure on prices of database software and related products. The bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could also result in reductions in the price the Company may charge for its products. In addition, the Company's own practices of bundling its software products for enterprise licenses or for promotional purposes with the Company's partners also could result in reduction in the price the Company may charge for its products. In particular, the pricing strategies of competitors in the industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. If such downward pressure on prices were to occur, the Company's operating margins would be adversely affected. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

UNCERTAIN GROWTH RATES; TECHNOLOGICAL CHANGE AND NEW PRODUCTS

    Over the last several years, the RDBMS industry has expanded at significant growth rates, due in part to the continuing development of new technologies and products responsive to customer requirements. Recently, however, both industry analysts and competitors have predicted that such high growth rates will not be maintained in future periods. Recent instability in the Asian-Pacific economies and financial markets, which had previously been cited as a potentially strong source of revenue growth for relational database software companies, has introduced additional uncertainty concerning industry growth rates. In the event industry growth rates should decline for any reason, the markets for the Company's products would likely be adversely affected, which would have a negative impact on the Company's business, results of operations, financial condition and cash flows. See "--Fluctuations in Quarterly Results; Seasonality" and "International Operations; Currency Fluctuations."

    In addition, the market for the Company's products and services is characterized by rapidly changing technology, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company's product development efforts are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past and may experience delays in the future. In particular, the Company has experienced high attrition in its product development group in recent months and has had difficulty attracting qualified replacement development personnel, which could have an adverse effect on the Company's ability to develop new products or product enhancements that respond to changing market requirements. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key determinative factor in the Company's success will continue to be the ability of the Company's products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception. See "Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing," "--Working Capital Deficit" and "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

    In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text, and three-dimensional graphics in a high-performance scalable environment. During 1996, the Company invested substantial resources in developing its ORDBMS product line. The market for products offering object-relational database functionality is new and evolving, and its growth depends upon a growing need to store and manage complex data and on broader market acceptance of the Company's products as a solution for this need. As a result, there can be no assurance that organizations will choose to make the transition from conventional RDBMS to ORDBMS. Delays in market acceptance of object-relational database management products offered by the Company could have an adverse effect on the Company's results of operations and financial condition.

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

    International sales represented approximately 54% of total revenues for both years ended December 31, 1997 and 1996, and 49% of total revenues for the quarter ended March 31, 1998. The Company's international operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional, political and economic circumstances, as well as by other factors associated with international activities. In particular, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues in the years ended December 31, 1997 and December 31, 1996, respectively, and 11% of the Company's total revenues in the quarter ended March 31, 1998, could have an adverse effect on the Company's operating results in future quarters. Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company attempts to reduce this pricing exposure by entering into forward foreign currency exchange contracts to hedge up to 80% of the forecasted net income of its foreign subsidiaries of up to one year in the future. In addition, the sales cycles for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. As a result of the foregoing factors, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "--Fluctuations in Quarterly Results; Seasonality."

    In addition to the hedging program described above, the Company has implemented a foreign exchange hedging program consisting of the purchase of forward foreign exchange contracts, which is intended to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe and Asia because there are limited forward currency exchange markets in these currencies. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

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

STOCK PRICE VOLATILITY

    The market price of the Company's Common Stock has in the past been highly volatile and is expected to continue to be subject to significant price and volume fluctuations in the future based on a number of factors, including market uncertainty about the Company's financial condition or business prospects or the prospects for the RDBMS market in general; shortfalls in the revenues or results of operations of the Company or its principal competitors from revenues or results of operations expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; the introduction of new products or product enhancements by the Company or its competitors; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company, its competitors or the RDBMS market in general; changes in the mix of revenues attributable to domestic and international sales; and seasonal trends in technology purchases and other general economic conditions. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing; Customer Financing," and "--Fluctuations in Quarterly Results; Seasonality."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Subsequent to fiscal year end 1997, the Company began entering into forward foreign currency exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries of up to one year maximum in the future. From an accounting perspective, these hedges are considered to be speculative. The Company's outstanding forward exchange contracts used to hedge anticipated net income are marked to market. This hedging activity did not have a material impact on the Company's results of operations.

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