Form 10-Q/A
period 1998-03-31
INFORMIX CORP
filed 1998-06-09
CIK 799089

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

     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION Subsequent to the filing with the Commission of its Quarterly Report of Form
10-Q for the quarter ended March 30, 1997, the Company became aware of errors and irregularities that ultimately affected the timing and dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996, in particular transactions involving unauthorized or undisclosed arrangements or agreements with resellers. As a result of its investigation into these errors and irregularities, in August 1997, the Company announced that it would restate its financial results for fiscal 1996 and 1995. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997. See Note B to the Unaudited Condensed Consolidated Financial Statements.

    On May 20, 1998 the Company announced it would restate its financial results for the fiscal quarter ended March 31, 1998 to defer recognition of approximately $6.2 million in license revenue related to license agreements with industrial manufacturers which revenue the Company expects to recognize over approximately two years. See Note B to the Unaudited Condensed Consolidated Financial Statements.

    Financial statements and related disclosures contained in this filing reflect, where appropriate, changes to conform to the restatements of the Company's financial results discussed above.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           3
  Item 1. Condensed Consolidated Financial Statements (Unaudited)..........................................           3
        Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           3
        Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...................           4
        Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           5
        Notes to Condensed Consolidated Financial Statements...............................................           6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          40

Part II. Other Information.................................................................................          41
  Item 1. Legal Proceedings................................................................................          41
  Item 2. Changes in Securities and Use of Proceeds........................................................          44
  Item 3. Defaults Upon Senior Securities..................................................................          44
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          44
  Item 5. Other Information................................................................................          44
  Item 6. Exhibits and Reports on Form 8-K.................................................................          44
Signature page.............................................................................................          45

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                         RESTATED--SEE NOTE B
                                                                         --------------------
                                                                          THREE MONTHS ENDED
                                                                         MARCH 31,  MARCH 30,
                                                                           1998       1997
                                                                         ---------  ---------
Net revenues:
  Licenses.............................................................  $  83,431  $  86,393
  Services.............................................................     77,568     63,509
                                                                         ---------  ---------
                                                                           160,999    149,902
Costs and expenses:
  Cost of software distribution........................................      9,833     29,134
  Cost of services.....................................................     37,425     41,152
  Sales and marketing..................................................     63,353    131,023
  Research and development.............................................     36,619     35,289
  General and administrative...........................................     13,151     28,027
  Write-off of goodwill and other long-term assets.....................         --     30,473
  Write-off of acquired research and development.......................         --      7,000
  Restructuring........................................................     (3,252)        --
                                                                         ---------  ---------
                                                                           157,129    302,098
                                                                         ---------  ---------
Operating income (loss)................................................      3,870   (152,196)
  Interest income......................................................      2,038      1,267
  Interest expense.....................................................     (1,882)    (2,468)
  Other income/(expense), net..........................................       (315)    12,036
                                                                         ---------  ---------
Income (loss) before income taxes......................................      3,711   (141,361)
Income taxes...........................................................      1,900      2,800
                                                                         ---------  ---------
Net income (loss)......................................................  $   1,811  $(144,161)
  Preferred stock dividend.............................................       (603)        --
  Value assigned to warrants...........................................     (1,594)        --
                                                                         ---------  ---------
Net loss applicable to common stockholders.............................  $    (386) $(144,161)
                                                                         ---------  ---------
                                                                         ---------  ---------
Net loss per common share:
  Basic................................................................  $   (0.00) $   (0.95)
                                                                         ---------  ---------
                                                                         ---------  ---------
  Diluted..............................................................  $   (0.00) $   (0.95)
                                                                         ---------  ---------
                                                                         ---------  ---------
Shares used in per share calculation:
  Basic................................................................    160,172    151,049
                                                                         ---------  ---------
                                                                         ---------  ---------
  Diluted..............................................................    160,172    151,049
                                                                         ---------  ---------
                                                                         ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED, IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                        MARCH 31,    ------------
                                                                                           1998
                                                                                       ------------
                                                                                        (RESTATED)
                                                                                       (SEE NOTE B)
                                                     ASSETS
Current assets:
Cash and cash equivalents............................................................   $  149,208    $  139,396
  Short-term investments.............................................................       16,282        16,069
  Accounts receivable, net...........................................................      128,892       142,048
  Deferred taxes.....................................................................       13,219        12,249
  Other current assets...............................................................       27,045        26,243
                                                                                       ------------  ------------
  Total current assets...............................................................      334,646       336,005
Property and equipment, net..........................................................       86,913        96,012
Software costs, net..................................................................       38,826        40,854
Deferred taxes.......................................................................       45,906        56,345
Intangible assets, net...............................................................        7,068         8,277
Other assets.........................................................................       29,834        25,751
                                                                                       ------------  ------------
  Total assets.......................................................................   $  543,193    $  563,244
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   30,845    $   36,155
  Accrued expenses...................................................................       56,125        64,538
  Accrued employee compensation......................................................       43,393        49,154
  Income taxes payable...............................................................        4,442         3,031
  Deferred maintenance revenue.......................................................      109,277       100,828
  Advances from customers and financial institutions.................................      156,505       180,048
  Accrued restructuring costs........................................................       17,344        26,597
  Other liabilities..................................................................        8,468        15,802
                                                                                       ------------  ------------
    Total current liabilities........................................................      426,399       476,153
Other liabilities....................................................................        6,187         6,311
Deferred taxes.......................................................................       20,903        21,716

Stockholders' equity:
  Convertible Series A Preferred Stock...............................................           --             2
  Convertible Series B Preferred Stock...............................................            1             1
  Common stock; par value............................................................        1,674         1,526
  Additional paid-in capital.........................................................      368,497       347,582
  Accumulated deficit................................................................     (276,333)     (278,144)
  Unrealized gain/(loss) on available-for-sale securities............................        3,207          (767)
  Foreign currency translation adjustment............................................       (7,342)      (11,136)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       89,704        59,064
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  543,193    $  563,244
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                                            RESTATED--SEE NOTE B
                                                                                          -------------------------
                                                                                             THREE MONTHS ENDED
                                                                                           MARCH 31,    MARCH 30,
                                                                                             1998          1997
                                                                                          -----------  ------------
Operating Activities:
Net income (loss).......................................................................   $   1,811    $ (144,161)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  License fees received in advance......................................................     (15,148)      (15,277)
  Depreciation and amortization.........................................................      12,078        24,897
  Amortization of capitalized software..................................................       4,974         5,484
  Write-off of capitalized software.....................................................         771        14,749
  Write-off of long term assets.........................................................         742         6,799
  Write-off of intangibles..............................................................          --        20,032
  Write-off of acquired research & development..........................................          --         7,000
  Foreign currency transaction loss.....................................................       3,794         5,066
  Gain on sales of strategic investments................................................          47            --
  Gain on disposal of property and equipment............................................        (306)          (50)
  Provisions for losses on accounts receivable..........................................          --        11,006
  Restructuring charges.................................................................      (9,253)        3,642
  Stock-based employee compensation.....................................................         461            --
  Changes in operating assets and liabilities:
    Accounts receivable.................................................................       7,578        14,284
    Other current assets................................................................      (1,670)       (9,853)
    Other long term assets..............................................................      10,439            --
    Accounts payable and accrued expenses...............................................     (31,817)       (4,957)
    Deferred maintenance revenue........................................................       7,800         6,825
    Other long term liabilities.........................................................        (813)           --
                                                                                          -----------  ------------
Net cash and cash equivalents used in operating activities..............................      (8,512)      (54,514)
Investing Activities:
Investments of excess cash:
  Purchases of available-for-sale securities............................................      (9,500)      (10,374)
  Maturities of available-for-sale securities...........................................       4,997         9,585
  Sales of available-for-sale securities................................................       4,300            --
Purchases of strategic investments......................................................          --        (1,750)
Purchases of property and equipment.....................................................      (1,676)      (81,931)
Proceeds from disposal of property and equipment........................................         327           279
Additions to software costs.............................................................      (3,717)       (8,104)
Business combinations, net of cash acquired.............................................          --        (8,786)
Other...................................................................................         727           (21)
                                                                                          -----------  ------------
Net cash and cash equivalents used in investing activities..............................      (4,542)     (101,102)
Financing Activities:
Advances from customers and financial institutions......................................          --        19,694
Proceeds from issuance of common stock, net.............................................       6,500         1,617
Proceeds from issuance of preferred stock, net..........................................      14,100            --
Principal payments on capital leases....................................................      (1,341)         (885)
                                                                                          -----------  ------------
Net cash and cash equivalents provided by financing activities..........................      19,259        20,426
                                                                                          -----------  ------------
Effect of exchange rate changes on cash and cash equivalents............................       3,607        (6,238)
                                                                                          -----------  ------------
Increase (decrease) in cash and cash equivalents........................................       9,812      (141,428)
Cash and cash equivalents at beginning of period........................................     139,396       226,508
                                                                                          -----------  ------------
Cash and cash equivalents at end of period..............................................   $ 149,208    $   85,080
                                                                                          -----------  ------------
                                                                                          -----------  ------------

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

    The Company has elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional two days of operations for the first quarter of 1998 as compared to the previous year. The impact on the Company's financial statements was to increase revenue by $11.4 million, or 8 percent. The impact on operating expenses was immaterial.

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS

    RESTATEMENT OF FINANCIAL STATEMENTS FOR FISCAL 1996, 1995 AND 1994 AND THE
     FIRST QUARTER OF FISCAL 1997

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

    In response to the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's internal accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) application of the Company's revenue recognition policies to large, complex reseller license transactions. The Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing an internal audit function reporting to the Company's Board of Directors.

    RESTATEMENT OF FINANCIAL STATEMENTS FOR FIRST QUARTER OF FISCAL 1998

    On May 20 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. In its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue from software license agreements with industrial manufacturers in the same manner as revenue resulting from agreements with end users. After discussions with the Company's former independent accountants, the Company concluded that revenue recognition of license transactions with industrial manufacturers should be reported on a sell-through basis. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

    The effects of the restatement of the Company's financial reports for the quarter ended March 31, 1998 are as follows:

                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 1998
                                                                       AS REPORTED   RESTATED
                                                                       -----------  ----------
                                                                        (IN THOUSANDS EXCEPT
                                                                           PER SHARE DATA)
Net Revenues
  Licenses...........................................................      89,462       83,431
  Services...........................................................      77,720       77,568
                                                                       -----------  ----------
                                                                          167,182      160,999
Operating income.....................................................       9,137        3,870
Income tax...........................................................       1,900        1,900
Net income...........................................................       7,078        1,811
Net income (loss) applicable to common shareholders..................       4,881         (386)
Net income (loss) per share
  Basic..............................................................        0.03        (0.00)
  Diluted............................................................        0.03        (0.00)
Accumulated Deficit..................................................    (271,066)    (276,333)
Advances from customers and financial institutions...................     156,505      156,505

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the accounting and financial reporting departments of the Company and other conditions. To address these conditions, the Company plans to hire additional finance personnel to

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) serve in the accounting and financial reporting departments. In the interim, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place.

NOTE C--REVENUE RECOGNITION POLICY

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOP's as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the period ended March 31, 1998.
    In the first quarter of 1998, the Company entered into a material transaction with an industrial manufacturer ("IM"). The Company defines an IM as a developer who owns and licenses or sells to others a product using the IM's application embedding one of the Company's products in a manner which renders the Informix product invisible to the end user. The Company is not obligated to provide sales support to the IM or support to the end user. The Company accounts for these types of transactions in a manner similar to reseller transactions where license revenue from such transactions is recognized as earned when the licenses are resold or utilized by the IM and all related obligations have been satisfied.

NOTE D--COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE D--COMPREHENSIVE INCOME (CONTINUED) prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

                                                                               RESTATED
                                                                         --------------------
                                                                          THREE MONTHS ENDED
                                                                         MARCH 31,  MARCH 30,
                                                                           1998       1997
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Net income (loss)......................................................  $   1,811  $(144,161)
Other comprehensive income (loss), net of income tax
  Unrealized gains (losses) on available-for-sale securities...........      3,974     (3,853)
  Foreign currency translation adjustment..............................      3,794       (297)
                                                                         ---------  ---------
Comprehensive income (loss)............................................  $   9,579  $(148,311)
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE E--NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                           RESTATED
                                                                   ------------------------
                                                                      THREE MONTHS ENDED
                                                                    MARCH 31,    MARCH 30,
                                                                      1998         1997
                                                                   -----------  -----------
                                                                     (IN THOUSANDS EXCEPT
                                                                       PER SHARE DATA)
Numerator:
Net income (loss)................................................   $   1,811    $(144,161)
Preferred stock dividend.........................................        (603)          --
Value assigned to warrants.......................................      (1,594)          --
                                                                   -----------  -----------
Numerator for basic and diluted net loss per common share........   $    (386)   $(144,161)
                                                                   -----------  -----------
                                                                   -----------  -----------
Denominator:
Weighted average shares                                               160,172      151,049
Effect of dilutive securities:
Employee stock options...........................................          --           --
Series A-1 Convertible Preferred Stock...........................          --           --
                                                                   -----------  -----------
Denominator for diluted net income (loss) per common share.......     160,172      151,049
                                                                   -----------  -----------
                                                                   -----------  -----------
Basic net loss per common share..................................   $   (0.00)   $   (0.95)
Diluted net loss per common share................................   $   (0.00)   $   (0.95)
                                                                   -----------  -----------
                                                                   -----------  -----------

    Weighted average employee stock options were not included in the computation of diluted earnings per share because the effect was antidilutive. In addition, at March 31, 1998, 13,215,467 shares of common stock that would have been issued upon the assumed conversion of the Series B Convertible Preferred Stock at the beginning of the period were also excluded from the computation of diluted earnings per share because the effect was antidilutive.

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

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

    On February 13, 1998, the holders of the Series A-1 Preferred Stock exercised warrants to purchase 60,000 additional shares of Series A-1 Preferred at $250 per share resulting in net proceeds to the Company of $14.1 million. In addition, pursuant to the Series A-1 Subscription Agreement, the Series A-1 Preferred stockholders converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of the Company's Common Stock.

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
                                                                      --------------
                                                                      --------------

NOTE G--RESTRUCTURING CHARGES

    In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forcasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in current liabilities at March 31, 1998:

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

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of March 31, 1998, the Company had completed this

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE G--RESTRUCTURING CHARGES (CONTINUED) component of its restructure plan. Temporary employees and contractors were also reduced. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. These assets were written down to their fair value less cost to sell. As of March 31, 1998, these assets have a carrying value of approximately $2.2 million. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE H--LITIGATION (CONTINUED)
    The pending federal and state securities actions are in the early stages of discovery. Consequently, at this time it is not reasonably possible to estimate the damages, or the range of damages, that the Company might incur in connection with such actions.

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

    In addition, as a result of the restatement of the Company's financial statements for the first quarter of 1998, certain information contained in this item related to such period has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

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

    As a result of the shortfall in license revenues for the first quarter of fiscal 1997, the Company, in the second quarter and again in the third quarter of fiscal 1997, initiated an internal restructuring of its operations intended to reduce operating expenses and improve the Company's financial condition. These restructurings included selective reductions in headcount and leased facilities and the downsizing, elimination or conversion into solution labs of the Company's planned Information Superstores. Costs associated with the restructurings totaled approximately $104.9 million and had a material adverse effect on the Company's results of operations for fiscal 1997. In addition, in 1997, the Company issued two newly designated series of its Preferred Stock Series A-1 Preferred Stock (the "Series A-1 Preferred") and Series B Preferred Stock (the "Series B Preferred") in two financing transactions which resulted in aggregate net proceeds of $87.6 million to the Company (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In February 1998, the Company issued an additional 60,000 shares of its Series A-1 Preferred pursuant to the partial exercise of a warrant to purchase shares of Series A-1 Preferred (the "Series A-1 Warrant") which warrant was issued in connection with the sale of the Series A Preferred in August 1997. The partial exercise of the Series A-1 Warrant resulted in net proceeds of $14.1 million to the Company. At March 31, 1998, the Series A-1

Warrant remained exercisable for up to 80,000 shares of Series A-1 Preferred at a puchase price of $250 per share. In December 1997, the Company entered into a senior secured credit facility agreement with available proceeds of up to $75.0 million, of which the Company was eligible to borrow $40.6 million at March 31, 1998, based on certain eligibility criteria. See "--Liquidity and Capital Resources."

    RESTATEMENT OF FINANCIAL RESULTS FOR FISCAL 1996, 1995 AND 1994 AND FOR THE
     FIRST QUARTER OF FISCAL 1997

    In August 1997, the Company announced that it had become aware of errors and irregularities that affected the timing and the dollar amount of reported earned revenues from license transactions for all annual periods in the three years ended December 31, 1996. These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenues from these transactions that were recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions to the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers, except for those licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. In addition, amounts received from resellers or financial institutions as prepayments of software license fees in advance of revenue recognition should be recorded as advances from customers and financial institutions. The financial review undertaken by the Company resulted in the restatement of the Company's financial results for fiscal 1996, 1995 and 1994 and for the first quarter of fiscal 1997. The Company publicly disclosed the results of the restatement in November 1997.

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

    The restatement resulted in substantial reductions in total revenues and net income for fiscal 1996, 1995 and 1994. For the quarter ended March 31, 1997, the restatement resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At March 30, 1997, after giving effect to the restatement, the Company's working capital decreased $251.9 million from $101.8 million as originally reported to a deficit of $150.1 million. The substantial reduction in working capital at March 30, 1997 reflects substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $239.3 million at March 30, 1997. At March 31, 1998, the Company's working capital deficit decreased to $91.8 million. The reduction in the deficit reflects the Company's restructuring and cost containment efforts both of which resulted in a reduction in cash used by operations of $46 million in the quarter ended March 31, 1998 compared to the similar period in the prior year. In addition, the liability for "advances from customers and financial institutions" decreased to $156.5 million at March 31, 1998.

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

    RESTATEMENT OF FINANCIAL RESULTS FOR FIRST QUARTER OF FISCAL 1998

    In May 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. Total revenues for the quarter restated were $161.0 million which is a reduction of approximately $6.2 million from the previously reported $167.2 million. In addition, the restatement resulted in a reduction in net income of $5.3 million from $7.1 million as originally reported to $1.8 million for the quarter ended March 31, 1998. The restatement also affected the Company's financial condition as evidenced by a reduction in working capital and an increase in accumulated deficit. The working capital deficit at March 31, 1998, increased $5.3 million from $86.5 million as originally reported to $91.8 million. The Company's accumulated deficit also increased $5.3 million from $271.0 million as originally reported to $276.3 million. In its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue from software license agreements with IM's in the same manner as revenue resulting from agreements with end users. After discussions with the Company's former independent accountants, the Company concluded that revenue recognition of license transactions with industrial manufacturers should be reported on a sell-through basis. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the accounting and financial reporting departments of the Company and other conditions. To address these conditions, the Company plans to hire additional finance personnel to serve in the accounting and financial reporting departments. In the interim, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place. As noted above, ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "Business Risks--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of net revenues for the three-month periods ended March 31, 1998 (as restated) and March 30, 1997 (as restated), respectively.

                                        PERCENT OF NET
                                           REVENUES
                                     ---------------------
                                      THREE MONTHS ENDED
                                     ---------------------
                                     MARCH 31,   MARCH 30,
                                       1998        1997
                                     ---------   ---------
                                          (RESTATED)
Net revenue:
  Licenses.........................       52%         58%
  Services.........................       48          42
                                         ---         ---
    Total net revenue..............      100         100
Costs and expenses:
  Cost of software distribution....        6          19
  Cost of services.................       23          28
  Sales and marketing..............       39          87
  Research and development.........       23          24
  General and administrative.......        8          19
  Write-off of goodwill and long
    term assets....................       --          20
  Write-off of acquired research
    and development................       --           5
  Restructuring charges............       (2)         --
                                         ---         ---
    Total operating expenses.......       97         202
                                         ---         ---
Operating income (loss)............        3        (102)
                                         ---         ---
Interest income....................        1           1
Interest expense...................       (1)         (1)
Other income/(expense), net........       --           8
                                         ---         ---
Income (loss) before tax...........        3         (94)
Income taxes.......................       (1)          2
                                         ---         ---
Net income (loss)..................        2%        (96)%
                                         ---         ---
                                         ---         ---

    Informix's operating results for the quarter ended March 31, 1998 increased significantly from the same period of the prior year due to a 7% increase in revenue and a 48% decrease in operating expenses.

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

    LICENSE REVENUES
    The Company's products are sold directly to end-user customers and IMs or through resellers, including OEMs, distributors and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels in order to focus on partnerships with several hardware vendors to utilize their sales forces, obtain access to their installed base of customers, and benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. Unsold licenses in the amount of $156.5 million and $239.3 million have not been recognized as earned revenue as of March 31, 1998 and March 30, 1997, respectively.

    License revenues were $83.4 million and $86.4 million for the periods ended March 31, 1998 and March 30, 1997, respectively. This represented an approximate three percent decrease. There were no individual transactions greater than $2.5 million in the quarter ended March 31, 1998.

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

    SERVICE REVENUES

    The increase in service revenue in absolute dollars over the same period in 1997 was attributable primarily to the continued growth of the Company's installed customer base, and the attendant renewal of maintenance contracts and increased consulting revenue. As the Company's products grow in complexity, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The gross margin on service revenue increased from 35% in the first quarter of 1997 to 52% in the first quarter of 1998.

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

    GEOGRAPHIC DISTRIBUTION

    During the first quarter ended March 31, 1998, Informix's net revenues from sales to foreign customers was 51% of total revenue as compared to 55% of the total revenue during the same period in 1997. Foreign sales decreased insignificantly from $82.2 million in the quarter ended March 30, 1997 to $81.9 million in the quarter ended March 31, 1998. Sales in Europe and Asia/Pacific decreased 2% and 5%, respectively, while sales in Latin America increased 20% over the same period in 1997.

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

COST OF SOFTWARE DISTRIBUTION

                                                       FIRST QUARTER    FIRST QUARTER    PERCENTAGE
                                                           1998             1997           CHANGE
                                                      ---------------  ---------------  -------------
                                                                   (DOLLARS IN MILLIONS)
Manufactured cost of software distribution..........     $     4.1        $     8.9             (54)%
  Percentage of license revenue.....................             5%              10%
Amortization of capitalized software................     $     4.9        $     5.5             (11)%
  Percentage of license revenue.....................             6%               6%
Write down to net realizable value..................     $     0.8        $    14.7             (95)%
  Percentage of license revenue.....................             1%              18%
Total cost of software distribution.................     $     9.8        $    29.1             (66)%
  Percentage of license revenue.....................            12%              34%

    Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue decreased significantly in the first quarter of 1998 compared to the same period in 1997. This decrease was primarily caused by a decrease of $2.1 million in third party software royalties as well as a reduction in labor costs of approximately $0.9 million and a reduction of shipping and material costs of $0.5 million each. These cost reductions resulted from the continued conversion to electronic media. In the future, the cost of software distribution as a percentage of revenue may vary depending upon sales levels, the cost of third party software that is bundled with the Company's products and whether the product is reproduced by the Company or by customers.

    Amortization of capitalized software costs begin in the quarter following the commercial release of the product. The amortization of capitalized software remained flat at 6% of license revenues in the first quarter of 1998 compared to the first quarter of 1997. The absolute value of amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

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

COST OF SERVICES

    Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for the first quarter of 1998 decreased by 9% as compared to the same period in 1997. This decrease was primarily attributable to an 18% reduction in headcount over the same period in 1997 as well as improved efficiency and better control of outsourced expenses. In the future, the Company expects that cost of services as a percentage of net service revenue will continue to approximate the rate incurred in the first quarter of 1998.

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

FOREIGN EXCHANGE LOSSES

    The Company enters into forward foreign exchange contracts to hedge the value of accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward foreign exchange contracts in the primary European and Asian currencies. The Company has limited unhedged transaction exposures in certain secondary currencies in Latin America, Eastern Europe and Asia Pacific because there are limited forward currency exchange markets in these currencies.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                             AS OF OR FOR THE
                                                                            THREE MONTHS ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 30,
                                                                            1998         1997
                                                                         -----------  -----------
                                                                          (DOLLARS IN MILLIONS)
Cash, cash equivalents, and short-term investments.....................   $   165.5    $   120.4
Working capital deficit................................................       (91.8)      (150.1)
Cash and cash equivalents used by operations...........................        (8.5)       (54.5)
Cash and cash equivalents used in investment activities, excluding
  investments in excess cash...........................................        (4.5)      (101.1)
Cash and cash equivalents provided by financing activities.............        19.3         20.4

    OPERATING CASH FLOWS

    Cash used by operations decreased significantly to $8.5 million for the quarter ended March 31, 1998 from $54.5 million in the same period in 1997 due primarily to the Company's efforts to reduce operating expenses.

    Net accounts receivable decreased by $13.2 million in the first quarter ended March 30, 1998 as compared to the fourth quarter of 1997. Days sales outstanding increased from approximately 71 days in December 1997 to 72 days in March 1998. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors.

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

    FINANCING

    Net cash and cash equivalents provided by financing activities in the first quarter of 1998 consist primarily of proceeds from the sale of the Company's common stock to employees, and the purchase of 60,000 additional shares of Series A-1 Preferred at $250 per share for net proceeds to the Company of $14.1 million.

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

UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS

    RESTATEMENT OF FINANCIAL RESULTS FOR FISCAL 1996, 1995 AND 1994 AND THE
     FIRST QUARTER OF FISCAL 1997

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

    As a result of the restatement, total revenues were reduced from amounts previously reported by $204.8 million from $939.3 million as originally reported to $734.5 million, by $77.7 million from $714.2 million as originally reported to $636.5 million and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995 and 1994, respectively. The restatement also resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by the elimination of retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million and at March 31, 1998, the Company had a working capital deficit of $91.8 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996. At March 31, 1998, such advances totaled $156.5 million. See "--Working Capital Deficit."

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

    RESTATEMENT OF FINANCIAL RESULTS FOR FIRST QUARTER OF FISCAL 1998

    In May 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. Total revenues for the quarter restated were $161.0 million which is a reduction of approximately $6.2 million from the previously reported $167.2 million. In addition, the restatement resulted in a reduction of net income of $5.3 million from $7.1 million as originally reported to $1.8 million for the quarter ended March 31, 1998. The restatement also affected the Company's financial condition as evidenced by a reduction in working capital and an increase in accumulated deficit. The working capital deficit at March 31, 1998 increased $5.3 million from $86.5 million as originally reported to $91.8 million. The Company's accumulated deficit also increased $5.3 million from $271.0 million as originally reported to $276.3 million. In its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue from software license agreements with IM's in the same manner as revenue resulting from agreements with end users. After discussions with the Company's former independent accountants, the Company concluded that revenue recognition of license transactions with industrial manufacturers should be reported on a sell-through basis. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the accounting and financial reporting departments of the Company and other conditions. To address these conditions, the Company plans to hire additional finance personnel to serve in the accounting and controlling departments. In the interim, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place. As noted above, ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

NEED FOR ADDITIONAL FINANCING

    During fiscal 1997, the Company experienced substantial short-term liquidity problems as its cash, cash equivalents and short term investments declined to a quarter-end low of $104.4 million at June 29, 1997 from $261.0 million at December 31, 1996. The Company raised net proceeds of $37.6 million in August 1997 and $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company) in November 1997 in separate financing transactions in which the Company issued newly authorized series of convertible Preferred Stock. In the fourth quarter of 1997, the Company raised aggregate net proceeds of $59.3 million through the sale of real property it had purchased earlier in the year. As a result of such financing activities during the second half of 1997, the Company's cash, cash equivalents and short term investments increased to $155.5 million at December 31, 1997. In addition, in the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with the partial exercise of a warrant to acquire additional shares of the Company's convertible Preferred Stock. The Company believes that these actions have substantially improved its financial condition since early 1997. Nevertheless, adverse market conditions, including continued slower growth rates in the markets for RDBMS products or on-going customer uncertainty about the Company's financial condition and business prospects, could continue to have an adverse effect on license revenues and results of operations. In addition, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively, and 12% of the Company's total revenues for the quarter ended March 31, 1998, respectively, has created further uncertainty concerning the Company's revenues, cash flows and results of operations.

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary ("Informix Software"), entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commerce as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable, which are measured on a revolving basis. Accounts receivable for an account debtor are ineligible for purposes of the Credit Facility when (a) such account receivable is outstanding for longer than 60 days, (b) the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the amount of the account receivable, but only to the extent the lenders reasonably determine a valid defense, offset, counterclaim or other right exists and then only to the extent of such right, (c) the account debtor or other person required to make payment thereon is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to the lenders, and the lenders have so notified the Company, (d) the account debtor is a lender under the Credit Facility, (e) 30% or more of the accounts receivable of any account debtor is deemed ineligible because such accounts are outstanding for longer than 60 days thus rendering all the accounts receivable of that debtor ineligible and (f) the lender reasonably deems not to qualify an account receivable as eligible and provides a reasonably detailed written explanation to the Company. Under the Credit Facility, foreign accounts receivable that are backed by a letter of credit issued or confirmed by a financial institution approved by the lenders are deemed to be domestic accounts receivable. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of March 31, 1998, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totalled $128.9 million and its borrowing base was approximately $40.6 million.

    The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain covenants, including financial covenants requiring the Company to (a) maintain a ratio of 1.25 to
1.00 in respect of the sum of cash and accounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues which do not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements of $150.0 million through June 1998 and $160.0 million thereafter, (c) maintain quarterly operating loss of no more than $10.0 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter,
(d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15.0 million, plus any carry forward amount, which carry forward amount cannot exceed $5.0 million and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At March 31, 1998, the Company was in compliance with all financial covenants under the Credit Facility except for the attainment of Minimum Quarterly Revenue (as defined in the Credit Facility) for the fiscal quarter ended March 31, 1998. However, the Company has secured a waiver from BankBoston, N.A., the Canadian Imperial Bank of Commerce and each of the lenders under the Credit Facility regarding this covenant as it relates to the Company's financial results for the fiscal quarter ended March 31, 1998. In addition, in connection with such waiver, the Credit Facility was amended to reduce the Minimum Quarterly Revenue from $150.0 million to $144.0 million through June 1998 and from $160.0 million to $154.0 million thereafter.

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

WORKING CAPITAL DEFICIT

    The restatement of the Company's financial statements has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances from customers and financial institutions as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of 1997. At March 31, 1998, the Company had a working capital deficit of $91.8 million.

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

    The Company has abandoned its plans to construct a new headquarters facility and in December 1997 sold the real property it had purchased earlier in the year, raising aggregate net proceeds of approximately $59.3 million. In August 1997 and November 1997, the Company sold and issued newly designated series of Preferred Stock in two separate financing transactions, raising aggregate net proceeds of approximately $87.6 million (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In addition, in the fourth quarter of 1997, the Company entered into the Credit Facility. In the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with a Series A-1 Preferred stockholders' exercise of a warrant to acquire additional shares of the Company's convertible Preferred Stock. Although these financing transactions have improved the Company's working capital position, in the event the Company continues to maintain a substantial working capital deficit, such a deficit could materially impair the Company's ability to sell its products as a result of customer uncertainty about the Company's financial condition. See "--Uncertain Impact of Restatement of Financial Statements" and "--Need for Additional Financing."

FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

    The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, (i) customer uncertainty about the Company's financial condition and business prospects, (ii) market demand for the Company's software, including changes in industry growth rates for the Company's products, (iii) changes in pricing policies by the Company or its competitors, including aggressive price discounting to encourage volume purchases by customers, (iv) the size, timing and contractual terms of significant orders, the effects of which may be exacerbated by aggressive price discounting, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) budgeting cycles of customers and potential customers, (vii) changes in the mix of revenues attributable to domestic and international sales and (viii) seasonal trends in technology purchases and other general economic conditions. In particular, the Company's quarterly results may be adversely affected by the industry's historical practice of aggressively discounting the price of its products to encourage volume purchasing by customers. In the event the Company experiences substantial pricing pressure with respect to one or more large transactions in any given quarter, such revenue could result in a substantial shortfall in revenues. The Company has operated historically with little or no backlog and has generally recognized a substantial portion of its revenues in the last weeks or days of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last weeks or days of that quarter. In addition, the sales cycle for the Company's products is relatively long and may vary depending on a number of factors, including the size of the transaction and the level of competition the Company encounters in its selling activities. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In the event of any downturn in potential customers' businesses, the domestic economy in general, or in international economies where the Company derives substantial revenues, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results, and financial condition. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, delays in the recognition of revenues from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels. In the quarters ended September 28, 1997 and June 29, 1997, costs associated with the Company's internal restructuring, aggregating $109.4 million, had a material adverse effect on results of operations. The total restructuring charges decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. The total restructuring charges decreased by $3.3 million during the first quarter of 1998 primarily due to adjusting the original estimate of severance and facility charges to actual costs incurred. Management continues to evaluate the Company's cost structure in light of projected revenues and cash-flows, both of which are variable and uncertain. There can be no assurance that the Company will not be required to undertake additional restructuring activities in the future, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

LITIGATION

    ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

    Beginning on or about April 16, 1997, a total of 24 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP ("Ernst & Young"), the Company's independent accountants and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Of the 24 complaints, 22 have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during the purported class period; the alleged class periods in the different complaints vary according to the date on which the complaints were filed. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron (Mike) Saranga, Steven R. Sommer, Michael R. Stonebraker and Edwin
C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint was filed on April 6, 1998. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

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

    On or about March 19, 1998, a complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization (the "Illustra Agreement"). This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects. The WILLIAMS plaintiffs have moved to be severed from the consolidated class action; the defendants and lead plaintiffs in the consolidated class actions have opposed the motion. A hearing on this motion is set for June 19, 1998.

    Defendants are scheduled to file responses to the complaints on June 16, 1998.

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

    Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. On May 28, 1998 the Court announced its tentative order overruling defendants' demurrers with respect to the state statutory securities causes of action against the Company, and sustaining the demurrers on all other grounds. In addition, the Court tentatively granted permission for plaintiffs to amend certain elements of their complaint. The Court will issue a formal written order ruling on the demurrers in the next few weeks. The Company is not in a position to state its factual defenses to plaintiffs' claims until the Court issues its formal order, plaintiffs file their second amended consolidated complaint and the Court rules upon any subsequent demurrers.

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

    The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. On April 1, 1998, the Court sustained Informix's demurrer based upon the plaintiffs' failure to make demand. The Court has given plaintiffs leave to amend their complaint. On May 28, 1998, the Court issued a tentative order sustaining defendants' demurrers. The Court indicated that it will permit plaintiffs to amend certain elements of their complaint. The Court will issue a formal order reflecting its ruling in the next few weeks. Defendants will not file an answer in this action unless the Court overrules any subsequent demurrers. Further, the defendants are not in a position to state their factual defenses to the plaintiffs' claims until the Court issues its formal order, the plaintiffs serve their second consolidated amended complaint, and the Court rules upon any future demurrers. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

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

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

    In addition, in July 1997, the Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the

Commission. The Company is in the process of producing documents and a number of current and former officers have been contacted to appear before the Commission.

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

    Since the beginning of 1997, a number of senior management personnel and other key employees have departed the Company, and to date, the Company has been able to replace most but not all of the positions that have been vacated. Since the first quarter of 1997, the Company has experienced a significant number of voluntary resignations and has taken selective actions to reduce the number of employees in certain functional areas. The Company had approximately 3,486 regular employees at March 31, 1998, compared to approximately 4,632 at March 30, 1997. Voluntary attrition has remained high across all functional areas. In particular, in fiscal 1997, the Company experienced high attrition rates in its product development group and has had difficulty attracting replacement development personnel. The competition for employees in the software industry is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has experienced difficulty in locating candidates with appropriate qualifications and believes that recent financial and business developments at the Company have made recruitment more difficult. In particular, the Company has identified certain needs within its accounting and financial reporting departments. See "--Uncertain Impact of Restatement of Financial Statements."

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

    While the issuance of the Preferred Stock in these transactions provided the Company with additional working capital required to fund the Company's continuing operations, the Company's agreements with the purchasers of the Series A-1 Preferred and the Series B Preferred contain covenants that could impair the Company's ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of the Company, or that could otherwise disadvantage the Company and the holders of its Common Stock. In particular, acquisitions of the Company may not be effected without the consent of the holders of the outstanding Preferred Stock or without requiring the acquiring entity to assume the Preferred Stock or cause such Preferred Stock to be redeemed. These provisions are likely to make an acquisition of the Company more difficult and expensive and could discourage potential acquirors. Certain covenants of the Company, made in connection with the issuance of the Preferred Stock, may also have the effect of limiting the Company's ability to obtain additional financing by, for example, providing the holders of Preferred Stock certain rights of first offer and prohibiting the Company from issuing additional Preferred Stock without the consent of such holders.

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

COMPETITION; PRICING RISKS

    The Company faces intense competition in the market for RDBMS software products. The market for the Company's products is subject to rapid technological change and frequent new product introductions and enhancements, and the Company's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. The Company's principal competitors include Computer Associates International, Inc., International Business Machines Corporation ("IBM"), Microsoft Corporation, NCR Corporation/Teradata ("NCR/Teradata"), Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"). Several of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Any failure by the Company to compete successfully with its existing competitors or future competitors could have a material adverse effect on the Company's business, results of operations and financial condition.

    Several of the Company's competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on the Company's products. In addition, the industry movement to new operating systems, like Windows NT, access through low-end desktop computers and access to data through the Internet may cause downward pressure on prices of database software and related products. The bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could also result in reductions in the price the Company may charge for its products. In addition, the Company's own practices of bundling its software products for enterprise licenses or for promotional purposes with the Company's partners also could result in reduction in the price the Company may charge for its products. In particular, the pricing strategies of competitors in the industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. If such downward pressure on prices were to occur, the Company's operating margins would be adversely affected. Existing and future competition or changes in the Company's product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of the Company's products or services. If significant price reductions in the Company's products or services were to occur and not be offset by increases in sales volume, the Company's business, results of operations and financial condition would be adversely affected. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

    International sales represented approximately 54% of total revenues for both years ended December 31, 1997 and 1996, and 51% of total revenues for the quarter ended March 31, 1998. The Company's international operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional, political and economic circumstances, as well as by other factors associated with international activities. In particular, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues in the years ended December 31, 1997 and December 31, 1996, respectively, and 12% of the Company's total revenues in the quarter ended March 31, 1998, could have an adverse effect on the Company's operating results in future quarters. Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company attempts to reduce this pricing exposure by entering into forward foreign currency exchange contracts to hedge up to 80% of the forecasted net income of its foreign subsidiaries of up to one year in the future. In addition, the sales cycles for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. As a result of the foregoing factors, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "--Fluctuations in Quarterly Results; Seasonality."

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

    Beginning on or about April 16, 1997, a total of 24 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP ("Ernst & Young"), the Company's former independent accountants and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Of the 24 complaints, 22 have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during the purported class period; the alleged class periods in the different complaints vary according to the date on which the complaints were filed. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron (Mike) Saranga, Steven R. Sommer, MichaelR. Stonebraker and Edwin C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint was filed on April 6, 1998. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

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

    On or about March 19, 1998, a complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization (the "Illustra Agreement"). This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects. The WILLIAMS plaintiffs have moved to be severed from the consolidated class action; the defendants and lead plaintiffs in the consolidated class actions have opposed the motion. A hearing on this motion is set for June 19, 1998.

    Defendants are scheduled to file responses to the complaints on June 16, 1998.

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

    Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. On May 28, 1998 the Court announced its tentative order overruling defendants' demurrers with respect to the state statutory securities causes of action against the Company, and sustaining the demurrers on all other grounds. In addition, the Court tentatively granted permission for plaintiffs to amend certain elements of their complaint. The Court will issue a formal written order ruling on the demurrers in the next few weeks. The Company is not in a position to state its factual defenses to plaintiffs' claims until the Court issues its formal order, plaintiffs file their second amended consolidated complaint, and the Court rules upon any subsequent demurrers.

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

    The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. On April 1, 1998, the Court sustained Informix's demurrer based upon the plaintiffs' failure to make demand. The Court has given plaintiffs leave to amend their complaint. On May 28, 1998, the Court issued a tentative order sustaining defendants' demurrers. The Court indicated that it will permit plaintiffs to amend certain elements of their complaint. The Court will issue a formal order reflecting its ruling in the next few weeks. Defendants will not file an answer in this action unless the Court overrules any subsequent demurrers. Further, the defendants are not in a position to state their factual defenses to the plaintiffs' claims until the Court issues its formal order, the plaintiffs serve their second consolidated amended complaint, and the Court rules upon any future demurrers. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

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

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

    In addition, in July 1997, the Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission. The Company is in the process of producing documents and a number of current and former officers have been contacted to appear before the Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    On May 13, 1998, the Company announced that it had dismissed Ernst & Young LLP as its independent accountants and that it was in the process of engaging KPMG Peat Marwick LLP as its independent accountants. See Item 6 below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NO.   EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.

    (b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K on February 27, 1998 related to the sale of 60,000 shares of Series A-1 Preferred Stock.

    The Company filed a Current Report on Form 8-K on May 28, 1998 related to the dismissal of Ernst & Young LLP as its independent accountants and the subsequent engagement of KPMG Peat Marwick LLP as the Company's independent accountants. The Company's Report on Form 8-K was subsequently amended to include the written statement of Ernst & Young LLP.

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
Dated: June 8, 1998                           AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.