Form 10-Q/A
period 1998-03-31
INFORMIX CORP
filed 1998-08-13
CIK 799089

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

    Total number of pages: 50.

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

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           3
  Item 1. Condensed Consolidated Financial Statements (Unaudited)..........................................           3
        Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           3
        Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...................           4
        Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998
        and March 30, 1997.................................................................................           5
        Notes to Condensed Consolidated Financial Statements...............................................           6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          44

Part II. Other Information.................................................................................          45
  Item 1. Legal Proceedings................................................................................          45
  Item 2. Changes in Securities and Use of Proceeds........................................................          49
  Item 3. Defaults Upon Senior Securities..................................................................          49
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          49
  Item 5. Other Information................................................................................          49
  Item 6. Exhibits and Reports on Form 8-K.................................................................          49
Signature page.............................................................................................          50

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

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED, IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                        MARCH 31,    ------------
                                                                                           1998
                                                                                       ------------
                                                                                        (RESTATED)
                                                                                       (SEE NOTE B)
                                                     ASSETS
Current assets:
Cash and cash equivalents............................................................   $  149,208    $  139,396
  Short-term investments.............................................................       16,282        16,069
  Accounts receivable, net...........................................................      128,892       142,048
  Deferred taxes.....................................................................       13,219        12,249
  Other current assets...............................................................       27,045        26,243
                                                                                       ------------  ------------
  Total current assets...............................................................      334,646       336,005
Property and equipment, net..........................................................       86,913        96,012
Software costs, net..................................................................       38,826        40,854
Deferred taxes.......................................................................       45,906        56,345
Intangible assets, net...............................................................        7,068         8,277
Other assets.........................................................................       29,834        25,751
                                                                                       ------------  ------------
  Total assets.......................................................................   $  543,193    $  563,244
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   30,845    $   36,155
  Accrued expenses...................................................................       56,125        64,538
  Accrued employee compensation......................................................       43,393        49,154
  Income taxes payable...............................................................        4,442         3,031
  Deferred maintenance revenue.......................................................      109,277       100,828
  Advances from customers and financial institutions.................................      156,505       180,048
  Accrued restructuring costs........................................................       17,344        26,597
  Other liabilities..................................................................        8,468        15,802
                                                                                       ------------  ------------
    Total current liabilities........................................................      426,399       476,153
Other liabilities....................................................................        6,187         6,311
Deferred taxes.......................................................................       20,903        21,716

Stockholders' equity:
  Convertible Series A Preferred Stock...............................................           --             2
  Convertible Series B Preferred Stock...............................................            1             1
  Common stock; par value............................................................        1,674         1,526
  Additional paid-in capital.........................................................      368,497       347,582
  Accumulated deficit................................................................     (276,333)     (278,144)
  Accumulated other comprehensive income (loss)......................................       (4,135)      (11,903)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       89,704        59,064
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  543,193    $  563,244
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                                            RESTATED--SEE NOTE B
                                                                                          -------------------------
                                                                                             THREE MONTHS ENDED
                                                                                           MARCH 31,    MARCH 30,
                                                                                             1998          1997
                                                                                          -----------  ------------
Operating Activities:
Net income (loss).......................................................................   $   1,811    $ (144,161)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  License fees received in advance......................................................     (15,148)      (15,277)
  Depreciation and amortization.........................................................      12,078        24,897
  Amortization of capitalized software..................................................       4,974         5,484
  Write-off of capitalized software.....................................................         771        14,749
  Write-off of long term assets.........................................................          --         6,799
  Write-off of intangibles..............................................................          --        20,032
  Write-off of acquired research & development..........................................          --         7,000
  Foreign currency transaction loss.....................................................       3,794         5,066
  Gain on sales of strategic investments................................................          47            --
  (Gain) loss on disposal of property and equipment.....................................         436           (50)
  Provisions for losses on accounts receivable..........................................          --        11,006
  Restructuring charges.................................................................      (9,253)        3,642
  Stock-based employee compensation.....................................................         461            --
  Changes in operating assets and liabilities:
    Accounts receivable.................................................................       7,578        14,284
    Other current assets................................................................      (1,670)       (9,853)
    Other long term assets..............................................................      10,439            --
    Accounts payable and accrued expenses...............................................     (31,817)       (4,957)
    Deferred maintenance revenue........................................................       7,800         6,825
    Other long term liabilities.........................................................        (813)           --
                                                                                          -----------  ------------
Net cash and cash equivalents used in operating activities..............................      (8,512)      (54,514)
Investing Activities:
Investments of excess cash:
  Purchases of available-for-sale securities............................................      (9,500)      (10,374)
  Maturities of available-for-sale securities...........................................       4,997         9,585
  Sales of available-for-sale securities................................................       4,300            --
Purchases of strategic investments......................................................          --        (1,750)
Purchases of property and equipment.....................................................      (1,676)      (81,931)
Proceeds from disposal of property and equipment........................................         327           279
Additions to software costs.............................................................      (3,717)       (8,104)
Business combinations, net of cash acquired.............................................          --        (8,786)
Other...................................................................................         727           (21)
                                                                                          -----------  ------------
Net cash and cash equivalents used in investing activities..............................      (4,542)     (101,102)
Financing Activities:
Advances from customers and financial institutions......................................          --        19,694
Proceeds from issuance of common stock, net.............................................       6,500         1,617
Proceeds from issuance of preferred stock, net..........................................      14,100            --
Principal payments on capital leases....................................................      (1,341)         (885)
                                                                                          -----------  ------------
Net cash and cash equivalents provided by financing activities..........................      19,259        20,426
                                                                                          -----------  ------------
Effect of exchange rate changes on cash and cash equivalents............................       3,607        (6,238)
                                                                                          -----------  ------------
Increase (decrease) in cash and cash equivalents........................................       9,812      (141,428)
Cash and cash equivalents at beginning of period........................................     139,396       226,508
                                                                                          -----------  ------------
Cash and cash equivalents at end of period..............................................   $ 149,208    $   85,080
                                                                                          -----------  ------------
                                                                                          -----------  ------------

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

    In the middle of the first fiscal quarter of 1998, the Company elected to change from a 4-4-5 week quarterly convention to a calendar quarter convention. The decision to change was made in order to streamline the administration of the Company's close process on a world wide basis and to more closely align the Company's reporting periods with those of its competitors. The change resulted in an additional two days of operations for the first quarter of 1998 as compared to the previous year. The impact on the Company's financial statements was to increase license revenue by $11.4 million, or 8 percent. As a result, the Company's net loss for the period was improved by approximately $9.7 million. In addition, accounts receivable increased approximately $11.4 million and accrued expenses increased approximately $1.7 million.

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    In response to the errors and irregularities discussed above, a number of conditions which collectively represented a material weakness in the Company's internal accounting controls were identified. These conditions included a deterioration in the Company's internal accounting controls at corporate and regional management levels, and a related failure to stress the importance of these controls, an inappropriate level of influence, principally by the Company's sales organization, over the revenue recognition process and an apparent lack of clarity and consistent understanding within the Company concerning the application of the Company's revenue recognition policies to large, complex reseller license transactions. The Company is implementing a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's policies regarding accounting and reporting for large, complex reseller license transactions, developing and conducting educational programs to implement such policies, changing the Company's corporate and regional accounting and reporting structure, and re-establishing an internal audit function reporting to the Company's Board of Directors.

    RESTATEMENT OF FINANCIAL STATEMENTS FOR FIRST QUARTER OF FISCAL 1998

    On May 20 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. The restatement of Company's financial results for the first quarter occurred in connection with the Company's accounting treatment for license transactions with industrial manufacturers ("IMs").

    In connection with the restatement of its financial statements for fiscal 1994, 1995, 1996 and the first quarter of fiscal 1997, the Company examined both: (1) agreements where customers committed to purchase up to a designated dollar amount of software licenses ("Commitment Agreements"); and (2) agreements where customers purchased licenses on a per copy basis ("Straight Purchase Agreements"). The Company determined that unauthorized and undisclosed agreements (which included the introduction of acceptance contingencies, permission to return unsold licenses for refunds and extended payment terms) had been made to certain customers in connection with Commitment Agreements, but not in connection with Straight Purchase Agreements.

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the reseller). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

    Some of the Company's software license agreements with IMs were Commitment Agreements and some were Straight Purchase Agreements. Instead of analyzing every Commitment Agreement with IMs to determine whether unauthorized and undisclosed agreements had been made, the Company conservatively treated all Commitment Agreements with IMs as reseller agreements for accounting purposes and restated that IM revenue to a sell-through basis. The total amount of revenue resulting from all Commitment

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
Agreements with IMs was not material in fiscal 1994, 1995, 1996 or the first quarter of fiscal 1997. Straight Purchase Agreements with IMs were not restated.

    The Company initially decided to recognize revenue from IM transactions after December 31, 1997 on a sell-in basis. The Company's license transactions with IMs and end users are substantially similar in that upon the delivery of the Company's software to the IM: (1) all obligations of the Company under the software license agreement are fully performed; and (2) the Company believes the earnings process with regard to these transactions to be complete. Accordingly, in its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue resulting from software license agreements with IMs in the same manner as revenue resulting from agreements with end users.

    The Company subsequently decided to change its initial decision and to recognize revenue resulting from all license transactions with IMs on a sell-through basis upon the advice of the Company's former independent accountants, Ernst & Young LLP. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized only when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)
Preferred stockholders converted 220,000 shares of Series A-1 Preferred into 12,769,908 shares of the Company's Common Stock.

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE G--RESTRUCTURING CHARGES (CONTINUED)
    The Company expects to complete most of the actions associated with its restructuring by the end of the second quarter of fiscal 1998.

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

                              INFORMIX CORPORATION

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE I--SUBSEQUENT EVENTS

    In May 1998, the Company dismissed Ernst & Young LLP as the Company's independent accountants and engaged KPMG Peat Marwick LLP as the Company's independent accountants. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

    In June 1998, a holder of Series B Preferred converted 500 shares of Series B Preferred into 80,008 shares of Common Stock of the Company. In connection with such conversion, the Company issued such Series B Preferred stockholder a warrant to purchase up to 66,000 shares of Series B Preferred at an exercise price of $7.84 per share and made a dividend payment of $13,904 in cash to such stockholder.

    In July 1998, the Company adopted its 1998 Non Statutory Stock Option Plan under which it reserved 5,500,000 shares of its Common Stock for issuance to employees and consultants of the Company other than executive officers and directors.

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

    In the middle of the first fiscal quarter of 1998, the Company elected to change from a 4-4-5 week quarterly convention to a calendar quarterly convention. The decision to change was made in order to streamline the administration of the Company's close process on a world-wide basis and to more closely align the Company's reporting periods with those of its competitors. The change resulted in an additional two days of operations for the first quarter of 1998 as compared to the previous year. The impact on the Company's financial statements was to increase license revenue by $11.4 million, or 8 percent. As a result, the Company's net loss for the period was improved by approximately $9.7 million. In addition, accounts receivable increased approximately $11.4 million and accrued expenses increased approximately $1.7 million.

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

    RESTATEMENT OF FINANCIAL RESULTS FOR FIRST QUARTER OF FISCAL 1998

    In May 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. Total revenues for the quarter restated were $161.0 million which is a reduction of approximately $6.2 million from the previously reported $167.2 million. In addition, the restatement resulted in a reduction in net income of $5.3 million from $7.1 million as originally reported to $1.8 million for the quarter ended March 31, 1998. The restatement also affected the Company's financial condition as evidenced by a reduction in working capital and an increase in accumulated deficit. The working capital deficit at March 31, 1998, increased $5.3 million from $86.5 million as originally reported to $91.8 million. The Company's accumulated deficit also increased $5.3 million from $271.0 million as originally reported to $276.3 million. The restatement of Company's financial results for the first quarter occurred in connection with the Company's accounting treatment for license transactions with industrial manufacturers ("IMs").

    In connection with the restatement of its financial statements for fiscal 1994, 1995, 1996 and the first quarter of fiscal 1997, the Company examined both: (1) agreements where customers committed to purchase up to a designated dollar amount of software licenses ("Commitment Agreements"); and (2) agreements where customers purchased licenses on a per copy basis ("Straight Purchase Agreements"). The Company determined that unauthorized and undisclosed agreements (which included the introduction of acceptance contingencies, permission to return unsold licenses for refunds and extended payment terms) had been made to certain customers in connection with Commitment Agreements, but not in connection with Straight Purchase Agreements.

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the reseller). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

    Some of the Company's software license agreements with IMs were Commitment Agreements and some were Straight Purchase Agreements. Instead of analyzing every Commitment Agreement with IMs to determine whether unauthorized and undisclosed agreements had been made, the Company conservatively treated all Commitment Agreements with IMs as reseller agreements for accounting purposes and restated that IM revenue to a sell-through basis. The total amount of revenue resulting from all Commitment Agreements with IMs was not material in fiscal 1994, 1995, 1996 or the first quarter of fiscal 1997. Straight Purchase Agreements with IMs were not restated.

    The Company initially decided to recognize revenue from IM transactions after December 31, 1997 on a sell-in basis. The Company's license transactions with IMs and end users are substantially similar in that upon the delivery of the Company's software to the IM: (1) all obligations of the Company under the software license agreement are fully performed; and (2) the Company believes the earnings process with regard to these transactions to be complete. Accordingly, in its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue resulting from software license agreements with IMs in the same manner as revenue resulting from agreements with end users.

    The Company subsequently decided to change its initial decision and to recognize revenue resulting from all license transactions with IMs on a sell-through basis upon the advice of the Company's former independent accountants, Ernst & Young LLP. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized only when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

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

    In addition, due to the Company's acquisition of CenterView Software, Inc. ("CenterView") in February 1997 and the announcement of its revised tool strategy, and in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," a net realizable value test performed on certain of the Company's tool products resulted in a write-down of $14.7 million of previously capitalized software costs in the first quarter of 1997.

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

WRITE-OFF OF GOODWILL AND LONG-TERM ASSETS

    In accordance with Financial Accounting Standards Board Statement No. 121 (FAS 121), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and related goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined by using estimated future discounted cash flows and/or resale market quotes as appropriate. In the quarter ended March 31, 1998, the Company wrote off approximately $0.8 million of capitalized software. During the quarter, the Company reviewed its portfolio of software development projects and determined $0.8 million of previously capitalized software costs related primarily to the Company's "Data Director for Java" and "Object Knowledge" application tools products should be written off to cost of software distribution. The Company had developed both of these tools products internally, although the "Data Director for Java" application tools products were initially developed through the use of core technology acquired from CenterView and the "Object Knowledge" application tools product was initially developed through use of core technology acquired from Illustra. In the first quarter of fiscal 1998, the Company (i) determined that the Java interface required by "Data Director for Java" did not perform within acceptable parameters in order to meet market demand; and (ii) decided to abandon the "Object Knowledge" development process in order to focus on developing a similar, internally-developed product called "Visionary." Consequently, the Company canceled the development of both products and wrote off the associated capitalized costs during the first quarter of fiscal 1998 after it was determined that the projected sales of these tools products were not sufficient to realized the capitalized product development costs. The review of software development projects is performed on a continuous basis to ensure all capitalized software costs recorded in accordance with FAS 86 are carried at an amount not exceeding their net realizable value.

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

IMPACT OF RESTATEMENT ON QUARTERLY FINANCIAL INFORMATION

    The restatement of the financial statements for the first quarter of fiscal 1998 had the following impact on previously reported quarterly financial information.

                                                                                             THREE MONTHS ENDED MARCH
                                                                                                     31, 1998
                                                                                             ------------------------
                                                                                             AS REPORTED   RESTATED
                                                                                             -----------  -----------
Net revenues...............................................................................   $ 167,182   $   160,999
Gross profit...............................................................................     119,924       113,741
Net income (loss)..........................................................................       7,078         1,811
Preferred stock dividend...................................................................        (603)         (603)
Value assigned to warrants.................................................................      (1,594)       (1,594)
                                                                                             -----------  -----------
Net income (loss) applicable to common stockholders........................................       4,881          (386)
Net income (loss) per common share:
  Basic....................................................................................   $    0.03   $     (0.00)
  Diluted..................................................................................        0.03         (0.00)

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

RECENT DEVELOPMENTS

    In May 1998, the Company dismissed Ernst & Young LLP as the Company's independent accountants and engaged KPMG Peat Marwick LLP as the Company's independent accountants. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

    In June 1998, a holder of Series B Preferred converted 500 shares of Series B Preferred into 80,008 shares of Common Stock of the Company. In connection with such conversion, the Company issued such Series B Preferred stockholder a Warrant to purchase up to 66,000 shares of Series B Preferred at an exercise price of $7.84 per share and made a dividend payment of $13,904 in cash to such stockholder.

    In July 1998, the Company adopted its 1998 Non Statutory Stock Option Plan under which it reserved 5,500,000 shares of its Common Stock for issuance to employees and consultants of the Company other than executive officers and directors.

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

    RESTATEMENT OF FINANCIAL RESULTS FOR FIRST QUARTER OF FISCAL 1998

    In May 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. Total revenues for the quarter restated were $161.0 million which is a reduction of approximately $6.2 million from the previously reported $167.2 million. In addition, the restatement resulted in a reduction of net income of $5.3 million from $7.1 million as originally reported to $1.8 million for the quarter ended March 31, 1998. The restatement also affected the Company's financial condition as evidenced by a reduction in working capital and an increase in accumulated deficit. The working capital deficit at March 31, 1998 increased $5.3 million from $86.5 million as originally reported to $91.8 million. The Company's accumulated deficit also increased $5.3 million from $271.0 million as originally reported to $276.3 million. The restatement of Company's financial results for the first quarter occurred in connection with the Company's accounting treatment for license transactions with industrial manufacturers ("IMs").

    In connection with the restatement of its financial statements for fiscal 1994, 1995, 1996 and the first quarter of fiscal 1997, the Company examined both: (1) agreements where customers committed to purchase up to a designated dollar amount of software licenses ("Commitment Agreements"); and (2) agreements where customers purchased licenses on a per copy basis ("Straight Purchase Agreements"). The Company determined that unauthorized and undisclosed agreements (which included the introduction of acceptance contingencies, permission to return unsold licenses for refunds and extended payment terms) had been made to certain customers in connection with Commitment Agreements, but not in connection with Straight Purchase Agreements.

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the reseller). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

    Some of the Company's software license agreements with IMs were Commitment Agreements and some were Straight Purchase Agreements. Instead of analyzing every Commitment Agreement with IMs to determine whether unauthorized and undisclosed agreements had been made, the Company conservatively treated all Commitment Agreements with IMs as reseller agreements for accounting purposes and restated that IM revenue to a sell-through basis. The total amount of revenue resulting from all Commitment Agreements with IMs was not material in fiscal 1994, 1995, 1996 or the first quarter of fiscal 1997. Straight Purchase Agreements with IMs were not restated.

    The Company initially decided to recognize revenue from IM transactions after December 31, 1997 on a sell-in basis. The Company's license transactions with IMs and end users are substantially similar in that upon the delivery of the Company's software to the IM: (1) all obligations of the Company under the software license agreement are fully performed; and (2) the Company believes the earnings process with regard to these transactions to be complete. Accordingly, in its original report of the financial results for the quarter ended March 31, 1998, the Company had recognized approximately $6.2 million in license revenue resulting from software license agreements with IMs in the same manner as revenue resulting from agreements with end users.

    The Company subsequently decided to change its initial decision and to recognize revenue resulting from all license transactions with IMs on a sell-through basis upon the advice of the Company's former independent accountants, Ernst & Young LLP. Accordingly, approximately $6.2 million in license revenue previously recognized has been deferred and will be recognized only when the related software licenses are resold to end user customers over a period which the Company expects to be approximately two years.

    The financial restatement for the first quarter of fiscal 1998 has now been completed. Nevertheless, adverse market conditions, including significant competitive measures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations.

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

    There can be no assurance that amounts raised in connection with the Preferred Stock financing and real property sales transactions described above and amounts available under the Credit Facility will be sufficient to cover the Company's working capital needs or that the Company will not require additional debt or equity financing in the future. In addition, there can be no assurance that additional debt or equity financing will be available, if and when needed or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the terms of any available financing are materially unfavorable to the Company, such a financing could impair the Company's ability to obtain additional financing in the future, to implement its business plan, or to engage in various corporate transactions, including potential acquisitions of the Company. See

"--Working Capital Deficit," "--Risks Associated with Preferred Stock Financings," and "--Antitakeover Protections."

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

WORKING CAPITAL DEFICIT

    The restatement of the Company's financial statements for fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances from customers and financial institutions as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of 1997. At March 31, 1998, the Company had a working capital deficit of $91.8 million.

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

LITIGATION

    ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

    Beginning on or about April 16, 1997, over 20 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP ("Ernst & Young"), the Company's independent accountants and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Most of the complaints have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during a purported class period; the alleged class periods vary among the complaints. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron (Mike) Saranga, Steven R. Sommer, Michael R. Stonebraker and Edwin
C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint was filed on April 6, 1998. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

    A related non-class action, TEACHERS' RETIREMENT SYSTEM OF LOUISIANA AND STATE BOARD OF ADMINISTRATION OF FLORIDA ET AL. V. INFORMIX CORPORATION ET AL., has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION for all pre-trial purposes. The LOUISIANA and FLORIDA plaintiffs request a total of $10.173 million in damages. An amended consolidated complaint was filed by the LOUISIANA and FLORIDA plaintiffs on April 3, 1998.

    On or about March 19, 1998, another complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization (the "Illustra Agreement"). This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects. This matter has been consolidated with IN RE INFORMIX; however, on June 19, 1998 the Court granted in part and denied in part the WILLIAMS plaintiffs' motion to sever their case. The Court's order requires defendants to respond separately to the factual allegations and legal claims raised by the WILLIAMS complaint which are not pleaded in the consolidated complaint in IN RE INFORMIX and for the WILLIAMS plaintiffs, rather than lead plaintiffs, to respond to any motion to dismiss made by defendants with respect to such claims. Defendants filed a motion to dismiss the Williams complaint on July 24, 1998.

    The existing federal court complaints allege that the Company, the Named Individual Defendants and Ernst & Young issued or caused to be issued false or misleading statements in the Company's filings with the Commission, press releases, statements to securities analysts and other public statements regarding its financial results and business prospects. The alleged class period in the amended consolidated complaints extends from February 8, 1995 through November 18, 1997. In particular, plaintiffs allege, inter alia, that defendants overstated the Company's revenue and earnings during the time period by improperly recognizing revenue from sales of software licenses. All of these actions allege that the defendants' false and misleading statements violate section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints further allege that the Named Individual Defendants sold the Company's Common Stock while in the possession of adverse material non-public information. The existing complaints, in general, do not specify the amount of damages that plaintiffs seek.

    Defendants filed a motion to dismiss the consolidated federal class action complaint on July 9, 1998.

    Three purported securities class actions containing allegations similar to the federal actions were filed in the Superior Court of the State of California, County of San Mateo between May 19, 1997 and August 25, 1997. Those actions, captioned RILEY V INFORMIX CORPORATION ET AL., DAYANI V. INFORMIX CORPORATION ET AL., AND GOLDSTEIN V. WHITE ET AL., contained factual allegations nearly identical to the allegations set forth in the federal court complaints, but allege state law claims. The Superior Court has consolidated these actions into the DAYANI case, and has appointed lead plaintiffs' counsel. By stipulation, plaintiffs filed a consolidated, amended complaint on December 23, 1997. The state court consolidated, amended complaint names as defendants the Company, Ernst & Young and the Named Individual Defendants. The claims in the consolidated amended state complaint arise under California securities, fraud and unfair business practices statutes.

    The state court consolidated, amended complaint alleges that the defendants made false statements and engaged in unfair trade practices, which were not prepared in conformity with Generally Accepted Accounting Principles for fiscal years 1996, 1995 and 1994, materially overstating the Company's revenue. Plaintiffs allege that defendants recorded as revenue approximately $300 million from software license sales which should not have been recorded because INTER ALIA, revenue was recognized on sales to resellers before end-users were identified; revenue was recognized in circumstances where customers had rights of return or cancellation; and the Company recognized revenue from barter transactions in which the Company allegedly exchanged software licenses for products that had no value to the Company. Plaintiffs further allege that while the Company's stock price was artificially inflated due to the overstatement of revenue, the defendants used the Company's stock to make corporate acquisitions, and the Named Individual Defendants sold stock while in possession of material adverse non-public information. The alleged class period in the state court consolidated, amended complaint is February 7, 1995 through November 18, 1997.

    Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. On June 30, 1998, the Court issued a ruling sustaining defendants' demurrers to all causes of action except plaintiffs' statutory securities claim against the Company. In addition, the Court ruled that plaintiffs will be permitted to amend their allegations except for those claims relating to statutory unfair business practices under Section 17200 of the California Business & Professions Code.

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

    The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. On April 1, 1998, the Court sustained Informix's demurrer based upon the plaintiffs' failure to make demand. The Court has given plaintiffs leave to amend their complaint. On June 30, 1998, the Court issued an order sustaining defendants' demurrers. In addition, the Court ruled that plaintiffs will be permitted to amend their allegations except for their claims for abuse of control, their claims under Section 1507 of the California Corporations Code and their claims relating to statutory unfair business practices under Section 17200 of the California Business & Professions Code. Defendants will not file an answer in this action unless the Court overrules any subsequent demurrers. Further, the defendants will not be in a position to state their factual defenses to claims stated by the plaintiffs' claims until the plaintiffs serve their second consolidated amended complaint and the Court rules upon any future demurrers. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

    UTAH ACTION

    On or about May 12, 1998, certain individual plaintiffs filed an action on their own behalf in Utah state court against Informix asserting state statutory securities fraud and common law fraud claims. The Complaint, captioned MOON ET AL. V. INFORMIX SOFTWARE, INC., alleges factual claims similar to the federal complaints. Plaintiffs in this action do not specify the amount of damages they seek. Informix recently removed the action to the United States District Court in Utah.

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

    In June 1998, one of the Company's insurance carriers filed a complaint for rescission of the Company's insurance policies on the grounds that the Company made material misrepresentations in its applications relating to the relevant policies; however, such complaint has not been served on the Company. The Company is engaged in discussions with the insurance carrier to resolve the dispute in a commercially reasonable manner.

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

    The terms of the financing agreements pursuant to which the Preferred Stock was issued also include certain penalty provisions that are triggered in the event the Company fails to satisfy certain obligations. In particular, assuming the exercise of the Series A-1 Warrant (as such term is defined below) for 80,000 shares of Series A-1 Preferred (which were the maximum number of shares of Series A-1 Preferred purchasable under the warrant at March 31, 1998) the holders of the Series A-1 Preferred will become entitled to an annual dividend of approximately $3.0 million, payable quarterly in cash, in the event the Company fails to satisfy certain covenants, including the failure to have a registration statement covering the Common Stock issuable upon conversion of the Series A-1 Preferred declared effective by the Commission within 180 days of a registration request from the holders of Series A-1 Preferred (at the time of this report no shares of A-1 Preferred were outstanding and, accordingly, the Company had not received such a registration request); the failure to obtain stockholder approval of the issuance of the Common Stock issuable upon conversion of the Series A-1 Preferred in the event that such approval becomes required by the rules of the Nasdaq National Market; and the failure to redeem any shares of Series A-1 Preferred held by a holder of Series A-1 Preferred who objects to a change-in-control transaction, if the transaction does not satisfy certain financial thresholds relating to the market capitalization and trading volume of any acquiring entity. In the event the Company becomes obligated to pay such dividends, the holders of the Series A-1 Preferred will become immediately entitled to designate a number of members of the Company's Board of Directors corresponding, as a percentage of the total number of members, to the percentage of the Company's outstanding Common Stock held by such holders (assuming the conversion into Common Stock of the outstanding Series A-1 Preferred). The holders of the Series B Preferred are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend of $2.5 million based upon the 50,000 shares of Series B Preferred (face value $1,000 per share) outstanding at March 31, 1998. The dividend is generally payable upon the conversion of the Series B Preferred or redemption of the Series B Preferred and may be paid in cash or, at the Company's election and subject to certain conditions, in shares of Common Stock. In the event the holders of Preferred Stock become entitled to receive cash dividends or to have their

Preferred Stock redeemed, there can be no assurances that the Company will be able to fund such a payment or redemption, and even if funding is available, substantial dividend payments could have a material adverse effect on the Company's business and financial condition. See "--Need for Additional Financing; Customer Financing," and "--Antitakeover Protection."

    Both the Series A-1 Preferred and the Series B Preferred are convertible into shares of the Company's Common Stock based on the trading prices of the Common Stock during future periods that are described in the respective financing agreements. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminate. If, in accordance with the terms of the financing agreements, the conversion price of the Preferred Stock is determined during a period when the trading price of the Common Stock is low, the resulting number of shares of Common Stock issuable upon conversion of the Preferred Stock could result in substantial dilution to the holders of Common Stock. In addition, the Company issued to the holders of the Series A-1 Preferred a warrant to acquire up to an additional 140,000 shares of Series A-1 Preferred for an aggregate purchase price of $35.0 million (the "Series A-1 Warrant"). The Series A-1 Warrant was exercised in part in February 1998 for 60,000 shares of Series A-1 Preferred, resulting in $14.1 million in net proceeds to the Company. In February 1998, all 220,000 shares of Series A-1 Preferred which were then outstanding were converted into 12,769,908 shares of Common Stock. The Company is also obligated to issue upon conversion of the Series B Preferred additional warrants to acquire shares of Common Stock equal to 20% of the total number of shares of Common Stock into which the Series B Preferred converts; together with an additional increment of warrants to purchase 200,000 shares of Common Stock (collectively, the "Warrants"). In June 1998 one of the Series B Preferred stockholders elected to convert 500 shares of Series B Preferred into 80,008 shares of Common Stock of the Company. In connection with such conversion, the Company also issued such Series B Preferred stockholder a Warrant to purchase up to 66,000 shares of Common Stock of the Company at $7.84 per share and made a dividend payment of $13,904 in cash to such stockholder. The Series A-1 Warrant and the Warrants, to the extent exercised, will have a further dilutive effect.

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

    In addition, the market for the Company's products and services is characterized by rapidly changing technology, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend upon its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. The Company's product development efforts are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past and may experience delays in the future. In particular, the Company has experienced high attrition in its product development group in recent months and has had difficulty attracting qualified replacement development personnel, which could have an adverse effect on the Company's ability to develop new products or product enhancements that respond to changing market requirements. Delays in the scheduled availability or a lack of market acceptance of its products or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, products as complex as those offered by the Company may contain undetected errors or bugs when first introduced or as new versions are released. There can be no assurance that, despite testing, new products or new versions of existing products will not contain undetected errors or bugs that will delay the introduction or commercial acceptance of such products. A key determinative factor in the Company's success will continue to be the ability of the Company's products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for the Company's products. Commercial acceptance of the Company's products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning the Company, its products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception. See "Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing," "--Working Capital Deficit" and "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

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

ANTITAKEOVER PROTECTIONS

    The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock, of which 440,000 shares have been designated Series A Preferred, none of which is outstanding; of which 440,000 shares have been designated Series A-1 Preferred, of which 220,000 shares were previously outstanding (including 60,000 shares of Series A-1 Preferred which were issued upon partial exercise of the Series A-1 Warrant) and converted into 12,769,908 shares of Common Stock in February 1998 and of which 80,000 shares remain issuable upon exercise of the Series A-1 Warrant; and of which 50,000 shares have been designated Series B Preferred, of which 50,000 shares were outstanding as of March 31, 1998. Subject to the prior consent of the holders of the Series A-1 Preferred and the Series B Preferred, the Board of Directors has the authority to issue additional shares of Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's stockholders. To date, the Company has used its ability to designate and issue new series of Preferred Stock in transactions intended to raise additional capital for the Company. The ability to issue additional shares of Preferred Stock, however, also provides desirable flexibility in connection with possible acquisitions and other corporate purposes but could also have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. In particular, certain rights, preferences and privileges of the Series A-1 Preferred and Series B Preferred could have the effect of preventing or discouraging potential bids to acquire the Company unless the terms of such acquisition are approved by such stockholders. See "--Risks Associated with Convertible Preferred Stock Financings."

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

STOCK PRICE VOLATILITY

    The market price of the Company's Common Stock has in the past been highly volatile and is expected to continue to be subject to significant price and volume fluctuations in the future based on a number of factors, including market uncertainty about the Company's financial condition or business prospects or the prospects for the RDBMS market in general; shortfalls in the revenues or results of operations of the Company or its principal competitors from revenues or results of operations expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; the introduction of new products or product enhancements by the Company or its competitors; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company, its competitors or the RDBMS market in general; changes in the mix of revenues attributable to domestic and international sales; and seasonal trends in technology purchases and other general economic conditions. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing" and "--Fluctuations in Quarterly Results; Seasonality."

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

    Beginning on or about April 16, 1997, over 20 complaints alleging violations of the federal securities laws were filed against the Company, Ernst & Young LLP ("Ernst & Young"), the Company's former independent accountants and certain Named Individual Defendants (listed below) in the United States District Court for the Northern District of California. Most of the complaints have been filed as purported class actions by individuals who allege that they are individual investors who purchased the Company's Common Stock during a purported class period; the alleged class periods vary among complaints. The complaints name some or all of the following current and former officers and directors of the Company as defendants: Phillip E. White, Howard H. Graham, David H. Stanley, Ronald M. Alvarez, Karen Blasing, D. Kenneth Coulter, Ira H. Dorf, Stephen E. Hill, Myron (Mike) Saranga, Steven R. Sommer, MichaelR. Stonebraker and Edwin C. Winder (the "Named Individual Defendants"). On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date. A consolidated amended class action complaint was filed on April 6, 1998. As required by the provisions of the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995, the Court has designated the lead plaintiffs in the federal action and has appointed lead plaintiffs' counsel.

    A related non-class action, TEACHERS' RETIREMENT SYSTEM OF LOUISIANA AND STATE BOARD OF ADMINISTRATION OF FLORIDA ET AL. V. INFORMIX CORPORATION ET AL. HAS BEEN CONSOLIDATED WITH IN RE INFORMIX CORPORATION SECURITIES LITIGATION for all pre-trial purposes. The LOUISANA and FLORIDA plaintiffs request a total of $10.173 million in damages. An amended consolidated complaint was filed by the LOUISIANA and FLORIDA plaintiffs on April 3, 1998.

    On or about March 19, 1998, another complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for securities of the Company in February 1996 in connection with the Company's February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization (the "Illustra Agreement"). This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that the Company and certain of its former officers and/or directors, and its independent auditors, issued false or misleading statements regarding the Company's reported financial results and business prospects. This matter has been consolidated with IN RE INFORMIX; however, on June 19, 1998 the Court granted in part and denied in part the WILLIAMS plaintiffs' motion to sever their case. The Court's order requires defendants to respond separately to the factual allegations and legal claims raised by the WILLIAMS complaint which are not pleaded in the consolidated complaint in IN RE INFORMIX and for the WILLIAMS plaintiffs, rather than lead plaintiffs, to respond to any motion to dismiss made by defendants with respect to such claims. Defendants filed a motion to dismiss the Williams complaint on July 24, 1998.

    The existing federal court complaints allege that the Company, the Named Individual Defendants and Ernst & Young issued or caused to be issued false or misleading statements in the Company's filings with the Commission, press releases, statements to securities analysts and other public statements regarding its financial results and business prospects. The alleged class period in the amended consolidated complaints extends from February 7, 1995 through November 18, 1997. In particular, plaintiffs, inter alia, allege that defendants overstated the Company's revenue and earnings during the time period by improperly recognizing revenue from sales of software licenses. All of these actions allege that the defendants' false and misleading statements violate section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaints further allege that the Named Individual Defendants sold the Company's Common Stock while in the possession of adverse material non-public information. The existing complaints, in general, do not specify the amount of damages that plaintiffs seek.

    Defendants filed a motion to dismiss the consolidated federal class action complaint on July 9, 1998.

    Three purported securities class actions containing allegations similar to the federal actions were filed in the Superior Court of the State of California, County of San Mateo between May 19, 1997 and August 25, 1997. Those actions, captioned RILEY V INFORMIX CORPORATION ET AL., DAYANI V. INFORMIX CORPORATION ET AL., AND GOLDSTEIN V. WHITE ET AL., contained factual allegations nearly identical to the allegations set forth in the federal court complaints, but allege state law claims. The Superior Court has consolidated these actions into the DAYANI case, and has appointed lead plaintiffs' counsel. By stipulation, plaintiffs filed a consolidated, amended complaint on December 23, 1997. The state court consolidated, amended complaint names as defendants the Company, Ernst & Young and the Named Individual Defendants. The claims in the consolidated amended state complaint arise under California securities, fraud and unfair business practices statutes.

    The state court consolidated, amended complaint alleges that the defendants made false statements and engaged in unfair trade practices which were not prepared in conformity with Generally Accepted Accounting Principles for fiscal years 1996, 1995 and 1994, materially overstating the Company's revenue. Plaintiffs allege that defendants recorded as revenue approximately $300 million from software license sales which should not have been recorded because INTER ALIA, revenue was recognized on sales to resellers before end-users were identified; revenue was recognized in circumstances where customers had rights of return or cancellation; and the Company recognized revenue from barter transactions in which the Company allegedly exchanged software licenses for products that had no value to the Company. Plaintiffs further allege that while the Company's stock price was artificially inflated due to the overstatement of revenue, the defendants used the Company's stock to make corporate acquisitions, and the Named Individual Defendants sold stock while in possession of material adverse non-public information. The alleged class period in the state court consolidated, amended complaint is February 7, 1995 through November 18, 1997.

    Defendants filed demurrers to the state court consolidated, amended complaint on February 13, 1998. Defendants base their demurrers to the consolidated, amended complaint in this action on the grounds that certain of the individual defendants made no actionable statements during the alleged class period, the Company did not engage in any market activity during the alleged class period, the plaintiffs did not actually rely upon any of the alleged false and misleading statements, the California statutory unfair business practices claims are inapplicable to securities transactions, and the consolidated, amended complaint fails to plead the alleged fraud with sufficient particularity. On June 30, 1998, the Court issued a ruling sustaining defendants' demurrers to all causes of action except plaintiffs' statutory securities claim against the Company. In addition, the Court ruled that plaintiffs will be permitted to amend their allegations except for those claims relating to statutory unfair business practices under Section 17200 of the California Business & Professions Code.

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

    The Company, on whose purported behalf the derivative action is asserted, and the individual defendants and Ernst & Young, against whom the claims are alleged, filed demurrers to the consolidated derivative complaint on February 6, 1998. The Company's demurrer in this action is based upon the fact that the plaintiff did not make demand on the Company's board prior to filing the derivative action as is required by governing Delaware law. In addition, the Company's current and former officers and directors have brought demurrers to the consolidated, amended complaint on the grounds that plaintiffs fail to plead any of their claims with sufficient particularity and that certain of plaintiffs' California statutory causes of action do not apply, by their terms, to officers and directors of a Delaware corporation. On April 1, 1998, the Court sustained Informix's demurrer based upon the plaintiffs' failure to make demand. The Court has given plaintiffs leave to amend their complaint. On June 30, 1998, the Court issued an order sustaining defendants' demurrers. In addition, the Court ruled that plaintiffs will be permitted to amend their allegations except for their claims for abuse of control, their claims under Section 1507 of the California Corporations Code and their claims relating to statutory unfair business practices under Section 17200 of the California Business & Professions Code. Defendants will not file an answer in this action unless the Court overrules any subsequent demurrers. Further, the defendants will not be in a position to state their factual defenses to claims stated by the plaintiffs' claims until the plaintiffs serve their second consolidated amended complaint and the Court rules upon any future demurrers. Because of the nature of derivative litigation, any recovery in the action would inure to the benefit of the Company.

    UTAH ACTION

    On or about May 12, 1998, certain individual plaintiffs filed an action on their own behalf in Utah state court against Informix asserting state statutory securities fraud and common law fraud claims. The Complaint, captioned MOON ET AL. V. INFORMIX SOFTWARE, INC., alleges factual claims similar to the federal complaints. Plaintiffs in this action do not specify the amount of damages they seek. Informix recently removed the action to the United States District Court in Utah.

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

    In June 1998, one of the Company's insurance carriers filed a complaint for rescission of the Company's insurance policies on the grounds that the Company made material misrepresentations in its applications relating to the relevant policies; however, such complaint has not been served on the Company. The Company is engaged in discussions with the insurance carrier to resolve the dispute in a commercially reasonable manner.

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
Dated: August 13, 1998                        AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT TITLE
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.