Form 10-Q
period 1998-06-30
INFORMIX CORP
filed 1998-08-14
CIK 799089

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At June 30, 1998, 168,168,140 shares of the Registrant's Common Stock were outstanding.

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

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           2
  Item 1. Unaudited Condensed Consolidated Financial Statements............................................           2
    Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods
     ended June 30, 1998 and June 29, 1997.................................................................           2
    Unaudited Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..............           3
    Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998
     and June 29, 1997.....................................................................................           4
    Notes to Unaudited Condensed Consolidated Financial Statements.........................................           5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          15
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          48
Part II. Other Information.................................................................................          49
  Item 1. Legal Proceedings................................................................................          49
  Item 2. Changes in Securities and Use of Proceeds........................................................          49
  Item 3. Defaults Upon Senior Securities..................................................................          49
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          49
  Item 5. Other Information................................................................................          49
  Item 6. Exhibits and Reports on Form 8-K.................................................................          49
Signature page.............................................................................................          50

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       -----------------------  -----------------------
                                                                        JUNE 30,    JUNE 29,     JUNE 30,    JUNE 29,
                                                                          1998        1997         1998        1997
                                                                       ----------  -----------  ----------  -----------
Net revenues:
  Licenses...........................................................  $   85,966  $   109,251  $  169,397  $   195,644
  Services...........................................................      88,235       73,276     165,803      136,785
                                                                       ----------  -----------  ----------  -----------
                                                                          174,201      182,527     335,200      332,429
Costs and expenses:
  Cost of software distribution......................................       8,259       11,933      18,092       41,067
  Cost of services...................................................      37,512       46,552      74,937       87,704
  Sales and marketing................................................      65,564      114,937     128,917      245,960
  Research and development...........................................      36,191       39,025      72,810       74,314
  General and administrative.........................................      16,753       25,939      29,904       53,966
  Write-off of goodwill and other long-term assets...................      --          --           --           30,473
  Write-off of acquired research and development.....................      --          --           --            7,000
  Restructuring......................................................      (1,431)      59,623      (4,683)      59,623
                                                                       ----------  -----------  ----------  -----------
                                                                          162,848      298,009     319,977      600,107
                                                                       ----------  -----------  ----------  -----------
Operating income (loss)..............................................      11,353     (115,482)     15,223     (267,678)
  Interest income....................................................       1,833        1,134       3,871        2,401
  Interest expense...................................................      (1,284)      (2,268)     (3,166)      (4,736)
  Other income/(expense), net........................................         413        6,439          98       18,475
                                                                       ----------  -----------  ----------  -----------
Income (loss) before income taxes....................................      12,315     (110,177)     16,026     (251,538)
Income taxes.........................................................      --            1,200       1,900        4,000
                                                                       ----------  -----------  ----------  -----------
Net income (loss)....................................................  $   12,315  $  (111,377) $   14,126  $  (255,538)
  Preferred stock dividend...........................................        (624)     --           (1,227)     --
  Value assigned to warrants.........................................        (388)     --           (1,982)     --
                                                                       ----------  -----------  ----------  -----------
Net income (loss) applicable to common stockholders..................  $   11,303  $  (111,377) $   10,917  $  (255,538)
                                                                       ----------  -----------  ----------  -----------
                                                                       ----------  -----------  ----------  -----------
Net income (loss) per common share:
  Basic..............................................................  $     0.07  $     (0.73) $     0.07  $     (1.69)
                                                                       ----------  -----------  ----------  -----------
                                                                       ----------  -----------  ----------  -----------
  Diluted............................................................  $     0.07  $     (0.73) $     0.06  $     (1.69)
                                                                       ----------  -----------  ----------  -----------
                                                                       ----------  -----------  ----------  -----------
Shares used in per share calculation:
  Basic..............................................................     167,787      151,722     164,000      151,386
                                                                       ----------  -----------  ----------  -----------
                                                                       ----------  -----------  ----------  -----------
  Diluted............................................................     171,425      151,722     169,847      151,386
                                                                       ----------  -----------  ----------  -----------
                                                                       ----------  -----------  ----------  -----------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................  $  143,578   $  139,396
  Short-term investments...............................................................      16,455       16,069
  Accounts receivable, net.............................................................     145,516      142,048
  Deferred taxes.......................................................................      38,380       12,249
  Other current assets.................................................................      25,792       26,243
                                                                                         ----------  ------------
    Total current assets...............................................................     369,721      336,005
Property and equipment, net............................................................      80,044       96,012
Software costs, net....................................................................      38,328       40,854
Deferred taxes.........................................................................      23,424       56,345
Intangible assets, net.................................................................       6,615        8,277
Other assets...........................................................................      28,942       25,751
                                                                                         ----------  ------------
    Total assets.......................................................................  $  547,074   $  563,244
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   27,429   $   36,155
  Accrued expenses.....................................................................      45,748       64,538
  Accrued employee compensation........................................................      44,376       49,154
  Income taxes payable.................................................................       3,398        3,031
  Deferred maintenance revenue.........................................................     116,535      100,828
  Advances from customers and financial institutions...................................     155,160      180,048
  Accrued restructuring costs..........................................................      12,672       26,597
  Other liabilities....................................................................       9,106       15,802
                                                                                         ----------  ------------
    Total current liabilities..........................................................     414,424      476,153
Other liabilities......................................................................       5,052        6,311
Deferred taxes.........................................................................      20,903       21,716

Stockholders' equity:
  Convertible Series A Preferred Stock.................................................      --                2
  Convertible Series B Preferred Stock.................................................      --                1
  Common stock; par value..............................................................       1,682        1,526
  Additional paid-in capital...........................................................     371,733      347,582
  Accumulated deficit..................................................................    (264,018)    (278,144)
  Accumulated other comprehensive loss.................................................      (2,702)     (11,903)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     106,695       59,064
                                                                                         ----------  ------------
      Total liabilities and stockholders' equity.......................................  $  547,074   $  563,244
                                                                                         ----------  ------------
                                                                                         ----------  ------------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                             --------------------
                                                                                             JUNE 30,   JUNE 29,
                                                                                               1998       1997
                                                                                             ---------  ---------
Operating Activities:
Net income (loss)..........................................................................  $  14,126  $(255,538)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  License fees received in advance.........................................................    (30,553)   (38,094)
  Depreciation and amortization............................................................     23,999     40,896
  Amortization of capitalized software.....................................................     10,463     10,180
  Write-off of capitalized software........................................................        771     14,685
  Write-off of long term assets............................................................     --          6,799
  Write-off of intangibles.................................................................     --         20,032
  Write-off of acquired research & development.............................................     --          7,000
  Deferred tax expense.....................................................................     --        (18,874)
  Foreign currency transaction (gains) losses..............................................       (309)     5,770
  (Gain) loss on sales of strategic investments............................................        124     (5,047)
  (Gain) loss on disposal of property and equipment........................................        773     (1,650)
  Provisions for losses on accounts receivable.............................................     (1,100)    16,727
  Restructuring charges, net of adjustments................................................    (13,925)    65,765
  Stock-based employee compensation........................................................        588     --
  Changes in operating assets and liabilities:
    Accounts receivable....................................................................     (3,462)    22,015
    Other current assets...................................................................      5,620     (7,323)
    Accounts payable and other accrued liabilities.........................................    (44,027)    15,922
    Deferred maintenance revenue...........................................................     14,745     16,701
                                                                                             ---------  ---------
Net cash and cash equivalents used in operating activities.................................    (22,167)   (84,034)
Investing Activities:
Investments of excess cash:
  Purchases of available-for-sale securities...............................................    (23,308)   (18,105)
  Maturities of available-for-sale securities..............................................      5,117     13,450
  Proceeds from sale of available-for-sale securities......................................     17,800     14,199
Proceeds from sale of strategic investments................................................      1,500     10,002
Purchases of strategic investments.........................................................     --         (2,250)
Purchases of property and equipment........................................................     (6,931)   (98,947)
Proceeds from disposal of property and equipment...........................................        598      2,644
Additions to software costs................................................................     (8,708)   (12,918)
Business combinations, net of cash acquired................................................     --         (9,935)
Other......................................................................................       (210)      (737)
                                                                                             ---------  ---------
Net cash and cash equivalents used in investing activities.................................    (14,142)  (102,597)
Financing Activities:
Advances from customers and financial institutions.........................................      7,722     23,489
Proceeds from issuance of common stock, net................................................     10,845      5,818
Proceeds from issuance of preferred stock, net.............................................     14,100     --
Principal payments on capital leases.......................................................     (2,374)    (1,111)
                                                                                             ---------  ---------
  Net cash and cash equivalents provided by financing activities...........................     30,293     28,196
                                                                                             ---------  ---------
  Effect of exchange rate changes on cash and cash equivalents.............................     10,198      4,729
                                                                                             ---------  ---------
  Increase (decrease) in cash and cash equivalents.........................................      4,182   (153,706)
  Cash and cash equivalents at beginning of period.........................................    139,396    226,508
                                                                                             ---------  ---------
  Cash and cash equivalents at end of period...............................................  $ 143,578  $  72,802
                                                                                             ---------  ---------
                                                                                             ---------  ---------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE A--PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. All significant adjustments, in the opinion of management, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with the audited consolidated financial statements of Informix Corporation ("Informix" or "the Company") and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    Effective January 1, 1998, the Company elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional two days of operations for the six-month period ended June 30, 1998 as compared to the previous year. The impact on the Company's financial statements for the six-month period ended June 30, 1998 was to increase license revenue by $11.0 million, or 6 percent. In addition, accounts receivable increased approximately $11.0 million and accrued expenses increased approximately $0.9 million. The change did not have an impact on the three-month period ended June 30, 1998 as the number of days compared to the previous year did not change.

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

    RESTATEMENT OF FINANCIAL STATEMENTS FOR FIRST QUARTER OF FISCAL 1998

    On May 20, 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. The restatement of Company's financial results for the first quarter occurred in connection with the Company's accounting treatment for license transactions with industrial manufacturers ("IMs").

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

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the customer). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

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

    The effects of the restatement of the Company's financial reports for the quarter ended March 31, 1998 are as follows:

                                                                     THREE MONTHS ENDED MARCH
                                                                             31, 1998
                                                                     ------------------------
                                                                     AS REPORTED   RESTATED
                                                                     -----------  -----------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                           SHARE DATA)
Net revenues
  Licenses.........................................................   $  89,462   $    83,431
  Services.........................................................      77,720        77,568
                                                                     -----------  -----------
                                                                      $ 167,182   $   160,999
                                                                     -----------  -----------
                                                                     -----------  -----------
Operating income...................................................   $   9,137   $     3,870
Income tax.........................................................   $   1,900   $     1,900
Net income.........................................................   $   7,078   $     1,811
Net income (loss) applicable to common stockholders................   $   4,881   $      (386)
Net income (loss) per share
  Basic............................................................   $    0.03   $     (0.00)
  Diluted..........................................................   $    0.03   $     (0.00)
Accumulated deficit................................................   $(271,066)  $  (276,333)
Advances from customers and financial institutions.................   $ 156,505   $   156,505

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the Finance Department of the Company and other conditions. To address these conditions, the Company has hired, and plans to continue to hire, additional finance personnel to serve in the Finance Department. In addition, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place.

NOTE C--REVENUE RECOGNITION POLICY

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOP's as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the period ended June 30, 1998.

    The Company's revenue recognition policy as of January 1, 1998 is as follows:

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that there are no significant post-delivery obligations and collection of a fixed or determinable license fee is considered probable. Revenue for transactions with resellers and industrial manufacturers ("IMs"), except for those licenses sold and billed on a per-copy basis, is currently recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances on an estimated basis.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has essentially fulfilled its obligations resulting from the services contract, or on a contract accounting basis. When the fee for maintenance and service is bundled with license fee and not separately stated, it is unbundled from the license fee using the Company's objective evidence of the fair value of the maintenance and/or services--represented by the Company's customary pricing for such maintenance and/ or services, and deferred for revenue recognition purposes.

    ADVANCES ON UNEARNED LICENSE REVENUE. Amounts received from customers and third-party financial institutions in advance of revenue being recognized are recorded as a liability on the accompanying financial statements. These amounts may be received either from the customer or from a financing entity to whom the customer payment streams are sold.

    The Company's license arrangements with some of its customers provide contractually for a non-refundable fee payable by the customer in single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with certain contractual terms of a specific license agreement, the Company could be required to refund the amount(s) received to the customer or the financial institution in the event of an assignment of receivables.

    The Company's arrangements for financing of license contracts with customers frequently took the form of a non-recourse sale of the future payment streams. When such customer contracts were sold to a third-party financing entity, they were typically sold at a discount which represented the financing cost. Such discounts offset revenues in cases where the license was recorded as a sale. For transactions where the financing was received prior to the recognition of revenue, the financing discount has been charged ratably to interest expense over the financing period, which approximates the "interest method."

NOTE D--DERIVATIVE FINANCIAL INSTRUMENTS POLICY

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

    In addition, in the quarter ended March 31, 1998, the Company initiated a program whereby it enters into forward foreign currency exchange contracts that do not qualify as hedges. These forward exchange contracts are marked to market and did not have a material impact on the Company's results of operations.

NOTE E--COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 ----------------------  ------------------------
                                                                 JUNE 30,    JUNE 29,     JUNE 30,     JUNE 29,
                                                                   1998        1997         1998         1997
                                                                 ---------  -----------  -----------  -----------

                                                                                  (IN THOUSANDS)
Net income (loss)..............................................  $  12,315  $  (111,377) $    14,126  $  (255,538)
Other comprehensive income (loss), net of income taxes
  Unrealized gains (losses) on available-for-sale securities...        280       (8,325)       4,254      (12,178)
  Foreign currency translation adjustment......................      1,153         (463)       4,947         (760)
                                                                 ---------  -----------  -----------  -----------
Comprehensive income (loss)....................................  $  13,748  $  (120,165) $    23,327  $  (268,476)
                                                                 ---------  -----------  -----------  -----------
                                                                 ---------  -----------  -----------  -----------

NOTE F--NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    ----------------------  ----------------------
                                                                    JUNE 30,    JUNE 29,    JUNE 30,    JUNE 29,
                                                                      1998        1997        1998        1997
                                                                    ---------  -----------  ---------  -----------

                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
Net income (loss).................................................  $  12,315  $  (111,377) $  14,126  $  (255,538)
Preferred stock dividend..........................................       (624)     --          (1,227)     --
Value assigned to warrants........................................       (388)     --          (1,982)     --
                                                                    ---------  -----------  ---------  -----------
Numerator for basic and diluted net loss per common share.........  $  11,303  $  (111,377) $  10,917  $  (255,538)
                                                                    ---------  -----------  ---------  -----------
                                                                    ---------  -----------  ---------  -----------
Denominator for basic net income (loss) per common share--weighted
  average common shares outstanding...............................    167,787      151,722    164,000      151,386
Effect of dilutive securities:
  Stock options...................................................      3,413      --           3,209      --
  Series A-1 Convertible Preferred Stock and warrants.............        225      --           2,638      --
                                                                    ---------  -----------  ---------  -----------
Denominator for diluted net income (loss) per common share........    171,425      151,722    169,847      151,386
                                                                    ---------  -----------  ---------  -----------
                                                                    ---------  -----------  ---------  -----------
Basic net income (loss) per common share..........................  $    0.07  $     (0.73) $    0.07  $     (1.69)
                                                                    ---------  -----------  ---------  -----------
                                                                    ---------  -----------  ---------  -----------
Diluted net income (loss) per common share........................  $    0.07  $     (0.73) $    0.06  $     (1.69)
                                                                    ---------  -----------  ---------  -----------
                                                                    ---------  -----------  ---------  -----------

    The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features as of June 30, 1998 follows (in thousands):

Potential dilutive securities:
Stock options.......................................................................       6,478
Stock warrants
  Common Stock......................................................................         116
  Series A-1 Convertible Preferred Stock............................................          80
Convertible Preferred Stock
  Series B Convertible Preferred Stock..............................................        49.5

    The stock options have per share exercise prices ranging from $8.06 to $33.25 and are exercisable through June 2007.

    The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") into shares of Common Stock of the Company in accordance with the provisions described below. Shares of the Company's Common Stock are purchasable under the Series B Warrants at a per share exercise price of $7.84 and the Series B Warrants are exercisable through November 2002.

    Warrants to purchase shares of the Company's Series A-1 Preferred Stock (the "Series A Preferred") are exercisable into shares of Series A-1 Preferred at a per share price of $250 through August 15, 1999. Each Series A-1 Preferred share is convertible into shares of the Company's Common Stock at a per share price equal to 101% of the average price of the Company's Common Stock for the thirty trading days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the Company's Common Stock's average price of the first five trading days of such thirty day period, or (ii) $12. If not converted earlier, the Series A-1 Preferred Stock will generally convert automatically into shares of the Company's Common Stock 18 months after their issuance.

    Each Series B Preferred share is convertible, at the election of the holder, into the number of shares of the Company's Common Stock at a per share price equal to the lowest of (i) the average of the closing bid prices for the Company's Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date, (ii) 101% of the average closing bid price for the 22 trading days ending five days prior to the date of actual conversions, or (iii) 101% of the lowest closing bid price for the Company's Common Stock during the five trading days immediately prior to the date of actual conversions. The conversion price of the Series B Preferred is subject to modification and adjustment upon occurrence of certain events. If not converted earlier, the Series B Preferred will automatically convert into shares of Common Stock three years following the date of issuance. Upon conversion of the Series B Preferred, the holders will receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred is convertible, but not less than an aggregate of 1,484,000 at a per share exercise price of $7.84. Additional Series B Warrants to purchase up to 150,000 shares of Common Stock are issuable to certain of the Series B Preferred stockholders upon the initial conversion of their shares of Series B Preferred.

NOTE G--SENIOR SECURED CREDIT AGREEMENT

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary, entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commerce as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable, which are measured on a revolving basis. The availability of the Credit Agreement is also subject to compliance with certain covenants. The Company was in compliance with all of the covenants under the Credit Facility at June 30, 1998 except for the following: (i) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), and (ii) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt. However, the Company has entered into discussions with BankBoston, N.A. in order to seek a waiver from the lenders regarding the Company's compliance with the above-listed covenants for the Company's quarter ended June 30, 1998.

    At June 30, 1998, no borrowings were outstanding under the Credit Agreement.

NOTE H--STOCKHOLDERS' EQUITY

    In December 1997, the Company's Board of Directors authorized a second stock option repricing which was effective January 9, 1998 (the "Second Repricing Effective Date") based upon the closing sales price of the Company's Common Stock as of the Second Repricing Effective Date. Under the terms of the second repricing, each employee, excluding officers and directors of the Company, could exchange any option granted and outstanding as of May 1, 1997 for a new option with an exercise price equal to the closing sales price on the Second Repricing Effective Date and with terms consistent with those of the original option, except that options exchanged in the second repricing could not be exercised for a period of one year from the Second Repricing Effective Date. Employees elected to reprice 3,128,524 options at a price of $5.094, the closing sales price of the Company's Common Stock on the Second Repricing Effective Date.

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

    On June 10, 1998, a holder of the Series B Preferred Stock converted 500 shares of Series B Preferred into 80,008 shares of the Company's Common Stock. In connection with such conversion, the Company also issued such Series B Preferred Stockholder a warrant to purchase up to 66,000 shares of Common Stock at a purchase price of $7.84 per share. Also, during the quarter ended June 30, 1998, the Company issued a warrant pursuant to the provisions of the Series B Preferred to purchase up to an additional 50,000 shares of Common Stock at a purchase price of $7.84 per share to a financial advisor of the Company because, as of May 15, 1998, the closing sales price of the Company's common stock was less than $12.50. Such warrant was issued in connection with services provided by such financial advisor related to the sale of shares of the Series B Preferred in November 1997.

    Reconciliation of outstanding common shares:

Shares outstanding at December 31, 1997........................  152,587,051
Shares issued upon exercises of stock options..................   2,100,540
Shares sold and issued to employees under ESPP.................     630,633
Shares issued upon conversion of Series A-1 Preferred..........  12,769,908
Shares issued upon conversion of Series B Preferred............      80,008
                                                                 ----------
Shares outstanding at June 30, 1998............................  168,168,140
                                                                 ----------
                                                                 ----------

NOTE I--RESTRUCTURING CHARGES

    In June and September 1997, the Company approved plans to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in current liabilities at June 30, 1998:

                           RESTRUCTURING   NON-CASH       CASH                        ACCRUAL BALANCE
                              EXPENSE        COSTS      PAYMENTS      ADJUSTMENTS    AT JUNE 30, 1998
                           -------------  -----------  -----------  ---------------  -----------------
                                                          (IN MILLIONS)
Severance and benefits...    $    21.9     $  --        $    19.4      $     2.3         $     0.2
Write-off of assets......         48.2          48.2       --             --                --
Facility charges.........         35.9           7.8         12.1            3.5              12.5
Other....................          3.4           2.6          0.7             .1            --
                                ------         -----        -----            ---             -----
                             $   109.4     $    58.6    $    32.2      $     5.9         $    12.7
                                ------         -----        -----            ---             -----
                                ------         -----        -----            ---             -----

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of June 30, 1998, the Company had substantially completed this component of its restructure plan. Temporary employees and contractors were also reduced. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    Total restructuring expense decreased by $1.2 million, $3.3 million and $1.4 million during the fourth quarter of 1997, the first quarter of 1998, and the second quarter of 1998, respectively. These decreases were primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss (fourth quarter 1997) and to adjust the estimated severance and facility charges to actual costs incurred (first quarter 1998 and second quarter 1998). The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties.

NOTE J--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present and former officers and directors and in some cases, its former independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants and the Company's former independent auditors, were also filed, commencing in August 1997, in California state court. While these actions allege various violations of state law, any monetary judgments in the derivative actions would accrue to the benefit of the Company.

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

    The pending federal and state securities actions are in the early stages of discovery. Consequently, at this time it is not reasonably possible to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. Therefore, the Company has not set aside any financial reserves relating to any of the above-referenced actions.

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

NOTE K--NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of FAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of FAS 133.

NOTE L--SUBSEQUENT EVENT

    In July 1998, the Company adopted its 1998 Non Statutory Stock Option Plan under which it reserved 5,500,000 shares of its Common Stock for issuance to employees and consultants of the Company other than executive officers and directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "BUSINESS RISKS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

    As a result of the restatement of the Company's financial statements for the first quarter of 1997 and the years 1996, 1995 and 1994 as updated in subsequent filings made by the Company, certain information contained in this item related to the quarter ended, and the six-month period ended, June 29, 1997 has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

    In addition, as a result of the restatement of the Company's financial statements for the first quarter of 1998, certain information contained in this item related to such period has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

    Effective January 1, 1998, the Company elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention effective January 1, 1998. The change resulted in an additional two days of operations for the six-month period ended June 30, 1998 as compared to the previous year. The impact on the Company's financial statements for the six-month period ended June 30, 1998 was to increase license revenue by $11.0 million, or 6 percent. In addition, accounts receivable increased approximately $11.0 million and accrued expenses increased approximately $0.9 million. The change did not have an impact on the three-month period ended June 30, 1998 as the number of days compared to the previous year did not change.

    References to or comparisons between the same "period" in this Form 10-Q refer to the Company's quarterly and/or six-month periods of the relevant fiscal year.

OVERVIEW

    The Company is a leading multinational supplier of information management software. It derives license revenues principally from licensing its relational database management systems ("RDBMS") software and derives service revenues from providing technical product support and product updates and consulting and training services to customers. The Company's products are sold directly to end-users and IMs and indirectly through application resellers, original equipment manufacturers ("OEMs") and distributors.

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

    As a result of the shortfall in license revenues for the first quarter of fiscal 1997, the Company, in the second quarter and again in the third quarter of fiscal 1997, initiated an internal restructuring of its operations intended to reduce operating expenses and improve the Company's financial condition. These restructurings included selective reductions in headcount and leased facilities and the downsizing, elimination or conversion into solution labs of the Company's planned Information Superstores. Costs associated with the restructurings totaled approximately $103.5 million and had a material adverse effect on the Company's results of operations for fiscal 1997. In addition, in 1997, the Company issued two newly designated series of its Preferred Stock Series A-1 Preferred Stock (the "Series A-1 Preferred") and Series B Preferred Stock (the "Series B Preferred") in two financing transactions which resulted in aggregate net proceeds of $87.6 million to the Company (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In February 1998, the Company issued an additional 60,000 shares of its Series A-1 Preferred pursuant to the partial exercise of a warrant to purchase shares of Series A-1 Preferred (the "Series A-1 Warrant") which warrant was issued in connection with the sale of the Series A Preferred in August 1997. The partial exercise of the Series A-1 Warrant resulted in net proceeds of $14.1 million to the Company. At June 30, 1998, the Series A-1 Warrant remained exercisable for up to 80,000 shares of Series A-1 Preferred at a puchase price of $250 per share. At June 30, 1998, 49,500 shares of Series B Preferred remained outstanding. The Company entered into a senior secured credit facility agreement for up to $75.0 million based on certain eligibility criteria and subject to compliance with certain covenants. At June 30, 1998 the Company was not in compliance with two of the covenants under the Credit Facility; the Company has entered into discussions with the lenders seeking waivers of such covenants for the quarter ended June 30, 1998. See "Need for Additional Financing."

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

    The restatement resulted in substantial reductions in total revenues and net income for fiscal 1996, 1995 and 1994. For the quarter ended March 31, 1997, the restatement resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At March 30, 1997, after giving effect to the restatement, the Company's working capital decreased $251.9 million from $101.8 million as originally reported to a deficit of $150.1 million. The substantial reduction in working capital at March 30, 1997 reflects substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $239.3 million at March 30, 1997. At June 30, 1998, the Company's working capital deficit decreased to $44.7 million. The reduction in the deficit reflects the Company's restructuring and cost containment efforts both of which resulted in a reduction in cash used by operations of $61.8 million in the six-month period ended June 30, 1998 as compared to the similar period in the prior year. In addition, the liability for "advances from customers and financial institutions" decreased to $155.2 million at June 30, 1998.

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

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the customer). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

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

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the Finance Department of the Company and other conditions. To address these conditions, the Company has hired, and plans to continue to hire, additional finance personnel to serve in the Finance Department. In addition, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place. As noted above, ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of net revenues for the three-month and six-month periods ended June 30, 1998 and June 29, 1997, respectively.

                                                                                     PERCENT OF NET REVENUES
                                                                        --------------------------------------------------
                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        ------------------------  ------------------------

                                                                         JUNE 30,     JUNE 29,     JUNE 30,     JUNE 29,
                                                                           1998         1997         1998         1997
                                                                        -----------  -----------  -----------  -----------
Net revenue:
  Licenses............................................................          49%          60%          51%          59%
  Services............................................................          51           40           49           41
                                                                               ---          ---          ---          ---
Total net revenue.....................................................         100          100          100          100
Costs and expenses:
  Cost of software distribution.......................................           5            7            5           12
  Cost of services....................................................          22           26           22           26
  Sales and marketing.................................................          38           63           38           74
  Research and development............................................          21           21           22           22
  General and administrative..........................................          10           14            9           16
  Write-off of goodwill and long term assets..........................      --           --           --                9
  Write-off of acquired research and development......................      --           --           --                2
  Restructuring charges...............................................          (1)          33           (1)          18
                                                                               ---          ---          ---          ---
    Total operating expenses..........................................          93          163           95          181
                                                                               ---          ---          ---          ---
Operating income (loss)...............................................           7          (63)           5          (81)
                                                                               ---          ---          ---          ---
Interest income.......................................................           1            1            1            1
Interest expense......................................................          (1)          (1)          (1)          (1)
Other income/(expense), net...........................................      --                4       --                6
                                                                               ---          ---          ---          ---
Income (loss) before tax..............................................           7          (60)           5          (76)
Income taxes..........................................................      --                1            1            1
                                                                               ---          ---          ---          ---
Net income (loss).....................................................           7%         (61)%          4%         (77)%
                                                                               ---          ---          ---          ---
                                                                               ---          ---          ---          ---

    Informix's operating results for the quarter and the six-month period ended June 30, 1998 increased significantly from the same periods of the prior year. The quarterly change was due to a 45% decrease in operating expenses offset by a 5% decrease in revenue. The six month change was due to a 1% increase in revenue coupled with a 47% decrease in operating expenses.

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

    LICENSE REVENUES

    The Company's products are sold directly to end-user customers and IMs or through resellers, including OEMs, distributors and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels in order to focus on partnerships with several hardware vendors to utilize their sales forces, obtain access to their installed base of customers, and benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. Unsold licenses in the amount of $155.1 million and $227.1 million have not been recognized as earned revenue as of June 30, 1998 and June 29, 1997, respectively.

    License revenues decreased to $86.0 million for the quarter ended June 30, 1998 as compared to $109.3 million for the corresponding quarter in 1997, a decrease of approximately 21%. License revenues for the six-month period ended June 30, 1998 decreased approximately 13% to $169.4 million from $195.6 million for the same period in 1997. The decrease in the Company's license revenue during the quarter ended June 30, 1998 and the six-month period then ended as compared to such periods for fiscal 1997 may be attributable to a number of factors, including an overall decrease in the revenue growth rates in the RDBMS industry which has continued during the first half of 1998. This overall decrease in revenue growth rates in the RDBMS industry during 1997 and the first half of 1998 has resulted in heightened competition in the RDBMS industry worldwide. In addition, the continued uncertainty in the Asian Pacific economies and financial markets has contributed to the Company's decreased license revenue in that geographic area. Furthermore, the Company's sales in Europe continue to be adversely affected by the changes to the Company's European management in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. International revenues as a whole were unfavorably affected in the quarter ending June 30, 1998 and the six month period then ended when compared to such periods in fiscal 1997 as a result of the strengthening of the U.S. dollar against certain major international currencies. The Company had one new transaction during the quarter ended June 30, 1998 which exceeded $2.5 million; in addition, the Company partially recognized revenue on a $20.4 million fiscal 1997 transaction which was treated as a customer advance. Revenue recognized during the quarter ended June 30, 1998 from these transactions amounted to $3.8 million and $5.4 million, respectively.

    The Company's license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportionate amount of the Company's license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. The Company expects that these types of transactions and the resulting fluctuations in revenue will continue.

    However, during fiscal 1998, the Company has changed its business practices with respect to aggressive price discounting to encourage volume purchasing by customers, a practice which has historically been common in the RDBMS industry. The Company is now more closely managing price discounting and is transitioning its sales model to encourage smaller, recurring transactions. Consequently, the number of one-time large transactions with customers has decreased and may continue to decrease.

    As discussed in Note 2 to the Company's Consolidated Financial Statements included in Form 10K for the year ended December 31, 1997, revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. In order to properly recognize revenue on arrangements where the reseller has duplication rights, the Company relies on accurate and timely reports from such resellers of the quantity of licenses that have been resold or utilized. From time to time, late or inaccurate reports are identified or corrected for a variety of reasons including the reseller updating their reports or as a result of proactive activities of the Company such as audits of the resellers' royalty reports.

The Company's revenue recognition policy is to recognize revenue in the quarter in which evidence of the resale or utilization information is received. As a result, revenue from these late or updated reports is recognized in the period during which the reports are received and amounted to $4.9 million and $8.2 million which represented 6% and 8% of license revenue for the three and six month periods ended June 30, 1998, respectively. The Company expects that these late or inaccurate reporting of resale or utilization of licenses by resellers and the resulting fluctuations will continue for the foreseeable future.

    SERVICE REVENUES

    Service revenues increased 20% and 21% for the quarter ended June 30, 1998 and the six-month period ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. These increases are attributable primarily to the renewal of maintenance contracts and increased consulting revenue in connection with the Company's installed customer base. As the Company's products grow in complexity, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The gross margin on service revenue increased from 36% and 36% in the second quarter of 1997 and the six-months ended June 30, 1997, respectively to 57% and 55% in the comparable periods of 1998.

    Service revenue continues to grow faster than license revenue and as a result, service revenue represents a larger percentage of total revenues than in the prior year comparable periods. The Company continues to emphasize support services as a source of revenue and the growth achieved in absolute dollars versus the prior year quarter reflects the continued growth in the Company's installed base.

    GEOGRAPHIC DISTRIBUTION

    During the second quarter ended June 30, 1998, Informix's net revenues from sales to foreign customers was 52% of total revenue as compared to 54% of the total revenue during the same period in 1997. Foreign sales decreased from $98.2 million in the quarter ended June 29, 1997 to $91.3 million in the quarter ended June 30, 1998. For the six-month period ended June 30, 1998, the Company's net revenues from sales to foreign customers was 52% of total revenue as compared to 54% during the same period in 1997. Foreign sales decreased from $180.9 million in the six-month period ended June 29, 1997 to $173.1 in the six-month period ended June 30, 1998. Sales in Europe decreased 7% and 5% in the quarter ended and the six-month period ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. As a percentage of total revenue, sales in Europe remained relatively constant at 33% and 32% for the quarter ended and the six-month period ended June 30, 1998, respectively, as compared to 33% and 34% for the corresponding periods in 1997. Sales in Asia/Pacific decreased 7% in both the quarter ended and the six-month period ended June 30, 1998, as compared to the corresponding periods in 1997. As a percentage of total revenue, sales in Asia/Pacific remained relatively constant at 11% for both the quarter ended and the six-month period ended June 30, 1998, as compared to 12% for the corresponding periods in 1997. Sales in Latin America decreased 7% in the second quarter of 1998 as compared to the corresponding quarter of 1997 and increased 2% for the six-month period ended June 30, 1998, as compared to the corresponding period in 1997. As a percentage of total revenue, sales in Latin America remained relatively constant at 8% for both the quarter ended and the six-month period ended June 30, 1998, as compared to 9% and 8% for the corresponding periods in 1997.

    The decrease in European sales from the prior year quarter was partially due to the disruption of the sales organization caused by management changes which took place in the fourth quarter of 1997 and the first quarter of 1998. The decrease in Asia/Pacific sales was primarily the result of the impact of fluctuations in foreign currency exchange rates. Revenues for the Asia/Pacific region increased by approximately 12% for the quarter ended June 30, 1998 as compared to the same period in the prior year on a constant currency basis.

    Substantially all of the Company's Latin American revenue is U.S. dollar denominated. In Europe, Asia/Pacific, and Japan, most revenues and expenses are denominated in local currencies. The U.S. dollar strengthened in the second quarter and first half of 1998 against the major European and Asia/Pacific currencies, which resulted in lower revenue and expenses recorded when translated into U.S. dollars, as compared with the same periods in 1997.

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

COST OF SOFTWARE DISTRIBUTION

                                                       QUARTER ENDED                                  SIX MONTHS ENDED
                                              --------------------------------                --------------------------------
                                               JUNE 30, 1998    JUNE 29, 1997     % CHANGE     JUNE 30, 1998    JUNE 29, 1997
                                              ---------------  ---------------  ------------  ---------------  ---------------
                                                                           (DOLLARS IN MILLIONS)
Manufactured cost of software
 distribution...............................     $     3.0        $     6.8           (56)%      $     7.1        $    15.7
  Percentage of license revenue.............             3%               6%                             4%               8%
Amortization of capitalized software........     $     5.3        $     5.1             3 %      $    10.2        $    10.6
  Percentage of license revenue.............             6%               5%                             6%               5%
Write-down to net realizable value..........     $  --            $  --             N/A          $     0.8        $    14.7
  Percentage of license revenue.............            --%              --%                            --%               8%
Total cost of software distribution.........     $     8.3        $    11.9           (30)%      $    18.1        $    41.1
  Percentage of license revenue.............            10%              11%                            11%              21%

                                               % CHANGE
                                              -----------
Manufactured cost of software
 distribution...............................         (55)%
  Percentage of license revenue.............
Amortization of capitalized software........          (4)%
  Percentage of license revenue.............
Write-down to net realizable value..........         (95)%
  Percentage of license revenue.............
Total cost of software distribution.........         (56)%
  Percentage of license revenue.............

    Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue decreased from 6% in the second quarter of 1997 to 3% in the second quarter of 1998. This decrease was primarily a result of a $1.4 million charge due to the write-off of the Company's previously capitalized BAAN software in the second quarter of 1997, reductions in labor costs, third party software royalties and shipping costs of approximately $0.3 million each, as well as various cost-savings resulting from the continued conversion of user documentation from printed to electronic media. The manufactured cost of software distribution as a percentage of license revenue decreased from 8% in the six-month period ended June 30, 1997 to 4% in the same period of 1998. This decrease was primarily caused by a decrease of approximately $2.4 million in third party software royalties, $1.4 million due to the write-off of the Company's BAAN software in the second quarter of 1997, a reduction in labor costs of approximately $1.2 million and reductions in materials and shipping costs. In the future, the cost of software distribution as a percentage of revenue may vary depending upon sales levels, labor costs, the success of continued cost-cutting efforts, shipping costs, the cost of third party software that is bundled with the Company's products and whether the product is produced by the Company or reproduced by customers.

    Amortization of capitalized software costs begin in the quarter following the commercial release of the product. The amortization of capitalized software remained flat at 6% of license revenues in the first two quarters of 1998 compared to 5% in the first two quarters of 1997. The amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

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

COST OF SERVICES

                                         QUARTER ENDED                                  SIX MONTHS ENDED
                                --------------------------------       %        --------------------------------       %
                                 JUNE 30, 1998    JUNE 29, 1997      CHANGE      JUNE 30, 1998    JUNE 29, 1997      CHANGE
                                ---------------  ---------------  ------------  ---------------  ---------------  ------------
                                                                    (DOLLARS IN MILLIONS)
Cost of services..............     $    37.5        $    46.6           (20)%      $    74.9        $    87.7           (15)%
  Percentage of service
    revenue...................            43%              64%                            45%              64%

    Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for the second quarter of 1998 and the six-month period ended June 30, 1998 decreased by 20% and 15%, respectively, as compared to the same periods in 1997. These decreases were primarily attributable to a 15% reduction in average headcount for the six-month period ended June 30, 1998 over the same period in 1997 as well as improved efficiency and better control of outsourced expenses. In the future, the Company expects that cost of services as a percentage of net service revenue will continue to approximate the rate incurred in the first half of 1998.

SALES AND MARKETING EXPENSES

                                             QUARTER ENDED                               SIX MONTHS ENDED
                                     ------------------------------                ----------------------------
                                      JUNE 30, 1998   JUNE 29, 1997    % CHANGE    JUNE 30, 1998  JUNE 29, 1997    % CHANGE
                                     ---------------  -------------  ------------  -------------  -------------  ------------
                                                               (DOLLARS IN MILLIONS)
Sales and marketing expenses.......     $    65.6       $   114.9          (43)%     $   128.9      $   246.0          (48)%
  Percentage of net revenue........            38%             63%                          38%            74%

    Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. The decrease in sales and marketing expenses in the second quarter of 1998 and the six-month period ended June 30, 1998, in absolute dollars and as a percentage of net revenue, as compared to the comparable periods of 1997 was primarily the result of a significant reduction of sales and marketing personnel worldwide. For the six-month period ended June 30, 1998, average headcount for sales and marketing personnel decreased to 1,162 from 1,846 for the comparable period in 1997, a decrease of 37%, which accounts for the majority of the decrease both in percentage decline and absolute dollars spent. In addition, depreciation expense charged to sales and marketing decreased approximately $5.3 million and $9.0 million for the quarter ended June 30, 1998, and the six-month period then ended, as compared to such periods in fiscal 1997 in connection with the Company's reassessment of its Superstores concept which occurred in fiscal 1997. The Company's decision to downsize, eliminate or convert Information Superstores into solution labs managed by the Company's consulting practice, coupled with other cost cutting measures resulted in significant charges for restructuring in the second and third fiscal quarters of 1997.

RESEARCH AND DEVELOPMENT EXPENSES

    The following table summarizes research and development costs for the three-month and six-month periods ended June 30, 1998 and June 29, 1997:

                                     QUARTER ENDED                                    SIX MONTHS ENDED
                            --------------------------------                  --------------------------------
                               JUNE 30,         JUNE 29,        PERCENTAGE       JUNE 30,         JUNE 29,
                                 1998             1997            CHANGE           1998             1997
                            ---------------  ---------------  --------------  ---------------  ---------------
                                                          (DOLLARS IN MILLIONS)
Incurred product
  development
  expenditures............     $    41.2        $    45.3             (9)%       $    81.5        $    87.2
Expenditures
  capitalized.............          (5.0)            (6.3)           (21)%            (8.7)           (12.9)
                                   -----            -----                            -----            -----
Research and development
  expense.................     $    36.2        $    39.0             (7)%       $    72.8        $    74.3
                                   -----            -----                            -----            -----
                                   -----            -----                            -----            -----
Expenses capitalized as a
  percentage of incurred
  expenses................            12%              14%                              11%              15%

                                 PERCENTAGE
                                   CHANGE
                            ---------------------
Incurred product
  development
  expenditures............             (7)%
Expenditures
  capitalized.............            (32)%
Research and development
  expense.................             (2)%
Expenses capitalized as a
  percentage of incurred
  expenses................

    Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis over the remaining estimated economic life of the product or on the basis of each product's projected revenues, whichever results in greater amortization. Capitalized software costs are generally amortized over three years.

    Product development expenditures declined in absolute dollars by 9% in the second quarter of fiscal 1998 compared to the same period in fiscal 1997. The proportion of capitalized product development expenditures as a percentage of total incurred expenses decreased in both the second quarter and the six-month period ended June 30, 1998 compared to the same periods in fiscal 1997. The decreases are attributable to the fact that during the first half of fiscal 1997, a large portion of expenditures incurred were on products, primarily Universal Data Option, formerly Universal Server, and related products, that had reached technological feasibility, but had not yet been commercially released. The Company expects the proportion of work on capitalized projects for the remainder of fiscal 1998 to remain relatively stable compared to the first half of fiscal 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                              QUARTER ENDED                                  SIX MONTHS ENDED
                                     --------------------------------                --------------------------------
                                      JUNE 30, 1998    JUNE 29, 1997     % CHANGE     JUNE 30, 1998    JUNE 29, 1997     % CHANGE
                                     ---------------  ---------------  ------------  ---------------  ---------------  ------------
General and administrative
  expenses.........................     $    16.8             25.9           (35)%      $    29.9        $    54.0           (45)%
  Percentage of net revenue........            10%              14%                             9%              16%

    General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses decreased in absolute dollars in the second quarter of 1998 and the six-month period ended June 30, 1998 compared to the same periods in 1997 due primarily to the implementation of the Company's restructuring plan which resulted in lower facility and other general and administrative expenses and a reduction in bad debt expense of $17.8 million. This reduction reflects the Company's efforts to better manage both the amount and credit risk of its accounts receivable balances.

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

    In the quarter ended March 31, 1998, the Company wrote off approximately $0.8 million of capitalized software. During the quarter, the Company reviewed its portfolio of software development projects and determined $0.8 million of previously capitalized software costs related primarily to the Company's "Data Director for Java" and "Object Knowledge" application tools products should be written off to cost of software distribution. The Company had developed both of these tools products internally, although the "Data Director for Java" application tools products were initially developed through the use of core technology acquired from CenterView and the "Object Knowledge" application tools products were initially developed through use of core technology acquired from Illustra. In the first quarter of fiscal 1998, the Company (i) determined that the Java interface required by "Data Director for Java" did not perform within acceptable parameters in order to meet market demand; and (ii) decided to abandon the "Object Knowledge" development process in order to focus on developing a similar, internally-developed product called "Visionary." Consequently, the Company canceled the development of both products and wrote off the associated capitalized costs during the first quarter of fiscal 1998, after it was determined that the projected sales of these tools products were not sufficient to realize the capitalized product development costs. The review of software development projects is performed on a continuous basis to ensure all capitalized software costs recorded in accordance with FAS 86 are carried at an amount not exceeding their net realizable value. The Company did not write off any capitalized software costs in the second quarter of 1998.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    In February 1997, the Company acquired all of the outstanding capital stock of CenterView Software, Inc., a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the first quarter of 1997, the period the acquisition was consummated. The Company did not have any related activity in the six-month period ended June 30, 1998.

RESTRUCTURING

    In June and September 1997, the Company approved plans to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in current liabilities at June 30, 1998:

                           RESTRUCTURING   NON-CASH       CASH                      ACCRUAL BALANCE
                              EXPENSE        COSTS      PAYMENTS     ADJUSTMENTS   AT JUNE 30, 1998
                           -------------  -----------  -----------  -------------  -----------------
                                                         (IN MILLIONS)
Severance and benefits...    $    21.9     $  --        $    19.4     $     2.3        $     0.2
Write-off of assets......         48.2          48.2       --            --               --
Facility charges.........         35.9           7.8         12.1           3.5             12.5
Other....................          3.4           2.6          0.7            .1           --
                                ------         -----        -----         -----            -----
                             $   109.4     $    58.6    $    32.2     $     5.9        $    12.7
                                ------         -----        -----         -----            -----
                                ------         -----        -----         -----            -----

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of June 30, 1998, the Company had substantially completed this component of its restructure plan. The number of temporary employees and contractors have also been reduced. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    Total restructuring expense decreased by $1.2 million, $3.3 million and $1.4 million during the fourth quarter of 1997, the first quarter of 1998, and the second quarter of 1998, respectively. These decreases were primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss (fourth quarter fiscal 1997) and to adjust the estimated severance and facility charges to actual costs incurred (first quarter fiscal 1998 and second quarter fiscal 1998). The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties.

OTHER INCOME/(EXPENSE), NET

    Other income/(expense) for the six-month period ended June 29, 1997 resulted primarily from a net foreign currency gain of $15.1 million. See "--Foreign Exchange Gains and Losses."

PROVISION FOR INCOME TAXES

    Income tax expense for the quarter ended June 29, 1997 and the six months ended June 29, 1997 and June 30, 1998 resulted from taxable earnings and withholding taxes in certain foreign jurisdictions where the Company is unable to utilize its net operating loss carryforwards. No income tax expense resulted in the three-month period ended June 30, 1998 due to a change in the Company's effective tax rate for the year ended December 31, 1998. The change resulted from implementation of measures to utilize net operating loss carryforwards in certain foreign jurisdictions and other measures to minimize foreign tax expense.

FOREIGN EXCHANGE GAINS AND LOSSES

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

    In addition, in the quarter ended March 31, 1998, the Company initiated a program whereby it enters into forward foreign currency exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries for up to a maximum of one year in the future. The Company's outstanding forward exchange contracts used to hedge anticipated net income are marked to market. This hedging activity did not have a material impact on the Company's results of operations for the quarter ended, and the six-month period ended, June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                           AS OF OR FOR THE
                                                                           SIX MONTHS ENDED
                                                                      --------------------------
                                                                        JUNE 30,      JUNE 29,
                                                                          1998          1997
                                                                      ------------  ------------

                                                                        (DOLLARS IN MILLIONS)
Cash, cash equivalents, and short-term investments..................  $   160.0     $   104.4
Working capital deficit.............................................      (44.7)       (223.4)
Cash and cash equivalents used by operations........................      (22.2)        (84.0)
Cash and cash equivalents used in investment activities, excluding
  investments of excess cash........................................      (13.8)       (112.1)
Cash and cash equivalents provided by financing activities..........       30.3          28.2

    OPERATING CASH FLOWS

    Cash used by operations decreased significantly to $22.2 million for the six-month period ended June 30, 1998 from $84.0 million in the same period in 1997 due primarily to the Company's efforts to reduce operating expenses.

    Net accounts receivable increased by $3.5 million as of June 30, 1998 as compared to December 31, 1997. Days sales outstanding increased from approximately 71 days in December 1997 to 76 days in June 1998. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors.

    INVESTING CASH FLOWS

    Excluding investments of excess cash, net cash and cash equivalents used in investing activities decreased in the six-month period ended June 30, 1998 compared to the same period in 1997 due in large part to the Company's emphasis on increasing its working capital position. In the six-month period ended June 30, 1998, the Company acquired $6.9 million of capital equipment as compared to $37.4 million during the same period in 1997. The decrease of capital equipment purchases in the six-month period ended June 30, 1998 resulted from the Company's reduction in employee headcount, the related cost containment program and the Company's decision to downsize, eliminate or convert its Superstores into solution labs managed by the Company's consulting practice. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

    In January 1997, the Company entered into a two year land lease which required a pledge of $61.5 million in cash be placed into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million with the intent to arrange for the sale of the parcels to unrelated third parties. The $61.5 million is reflected in the "purchases of property and equipment" line of the cash flow statement. The land sales closed in the fourth quarter of fiscal 1997.

    The Company's investments in software costs were previously discussed under "Results of Operations."

    FINANCING

    Net cash and cash equivalents provided by financing activities in the six-month period ended June 30, 1998 consist primarily of proceeds from the sale of the Company's common stock to employees, and the issuance of 60,000 additional shares of Series A-1 Preferred, in connection with the partial exercise of a warrant to purchase 140,000 shares of Series A-1 Preferred Stock, at a purchase price of $250 per share for net proceeds to the Company of $14.1 million.

    The Company's programs with third-party financing institutions in the first half of fiscal 1997 provided financing for extended credit terms instead of such financing being provided by the Company. This was the primary source of net cash and cash equivalents provided by financing activities in the first half of fiscal 1997. Cash received from customers and third-party financial institutions in advance of revenue being recognized is reflected in the Statement of Cash Flows under "Advances from Customers and Financial Institutions" as a financing activity. The Company no longer enters into third-party financing arrangements involving the sale of its receivables. See "Business Risks--Need for Additional
Financing: Customer Financing and Working Capital Deficit."

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

    As a result of the restatement, total revenues were reduced from amounts previously reported by $204.8 million from $939.3 million as originally reported to $734.5 million, by $77.7 million from $714.2 million as originally reported to $636.5 million and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995 and 1994, respectively. The restatement also resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by the elimination of retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million and at June 30, 1998, the Company had a working capital deficit of $44.7 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996. At June 30, 1998, such advances totaled $155.2 million. See "--Working Capital Deficit."

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

    The Company had entered into Commitment Agreements with end users, IMs and other resellers during such prior periods, all of which were initially accounted for on a sell-in basis (I.E., recognizing revenue upon the initial shipment of the Company's software to the customer). Upon further examination of its Commitment Agreements in connection with the restatement process, the Company determined that the unauthorized and undisclosed agreements had been made with certain resellers, but not with end users. As a result: (1) the Company did not restate revenue resulting from Commitment Agreements with end users; and (2) the Company restated all revenue resulting from Commitment Agreements with all resellers from a sell-in to a sell-through basis (I.E., recognizing revenue only when the reseller resold or utilized the licenses and all related obligations were satisfied).

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

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the Finance Department of the Company and other conditions. To address these conditions, the Company has hired, and plans to continue to hire, additional finance personnel to serve in the Finance Department. In addition, the Company has hired a number of consultants to ensure that appropriate accounting control measures are in place. As noted above, ongoing customer uncertainty about the Company's financial condition and business prospects may continue to have an adverse effect on the Company's ability to sell its products and results of operations. See "--Dependence on Key Personnel; Personnel Changes; Ability to Recruit Personnel."

UNCERTAIN GROWTH RATES; FLUCTUATIONS IN QUARTERLY RESULTS

    Prior to fiscal 1997 the RDBMS industry expanded at significant growth rates, due in part to the continuing development of new technologies and products responsive to customer requirements. Recently, however, both industry analysts and competitors have predicted that such high growth rates will not be maintained in future periods. During fiscal 1997 and the first half of fiscal 1998, the growth rates in the RDBMS industry have slowed. Recent instability in the Asian-Pacific economies and financial markets, which had previously been cited as a potentially strong source of revenue growth for relational database software companies, has introduced additional uncertainty concerning industry growth rates. In the event industry growth rates should continue to slow for any reason, the markets for the Company's products would likely be adversely affected, which would have a negative impact on the Company's business, results of operations, financial condition and cash flows. In addition, such continued slowdown may result in an adverse affect on the Company's maintenance and other service revenue as a result of a smaller installed customer base which would also have a negative impact on the Company's business, results of operations, financial condition and cash flows. See "International Operations; Currency Fluctuations."

    The Company's quarterly operating results have varied significantly in the past and may vary significantly in the future depending upon a number of factors, many of which are beyond the Company's control. These factors include, among others, (i) customer uncertainty about the Company's financial condition and business prospects, (ii) market demand for the Company's software, including changes in industry growth rates for the Company's products, (iii) changes in pricing policies by the Company or its competitors, including aggressive price discounting to encourage volume purchases by customers, (iv) the size, timing and contractual terms of significant orders, the effects of which may be exacerbated by aggressive price discounting, (v) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vi) budgeting cycles of customers and potential customers, (vii) changes in the mix of revenues attributable to domestic and international sales and (viii) seasonal trends in technology purchases and other general economic conditions. In particular, the Company's quarterly results may be adversely affected by the industry's historical practice of aggressively discounting the price of its products to encourage volume purchasing by customers. In the event the Company experiences substantial pricing pressure with respect to one or more large transactions in any given quarter, such pressure could result in a substantial shortfall in revenues. The Company has operated historically with little or no backlog and has generally recognized a substantial portion of its revenues in the last weeks or days of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last weeks or days of that quarter. In addition, the sales cycle for the Company's products is relatively long and may vary depending on a number of factors, including the size of the transaction and the level of competition the Company encounters in its selling activities. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In the event of any downturn in potential customers' businesses, the domestic economy in general, or in international economies where the Company derives substantial revenues, planned purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, operating results, and financial condition. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, delays in the recognition of revenues from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels. In the quarters ended September 28, 1997 and June 29, 1997, costs associated with the Company's internal restructuring, aggregating $109.4 million, had a material adverse effect on results of operations. The total restructuring charges decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss to be incurred on the sale of land to the actual loss. The total restructuring charges decreased by $3.3 million and $1.4 million during the first quarter and the second quarter of 1998, respectively, primarily due to adjusting the original estimate of severance and facility charges to actual costs incurred. Management continues to evaluate the Company's cost structure in light of projected revenues and cash-flows, both of which are variable and uncertain. There can be no assurance that the Company will not be required to undertake additional restructuring activities in the future, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

WORKING CAPITAL DEFICIT

    The restatement of the Company's financial statements for fiscal 1996, 1995 and 1994 and the first quarter of fiscal 1997 has had a material adverse effect on the Company's financial condition, most notably evidenced by substantial reductions in retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital totaled $3.1 million, compared to $258.4 million as originally reported. At December 31, 1997, the Company had a working capital deficit of $140.2 million. The substantial reduction in working capital, as restated, at December 31, 1996 reflects net losses in fiscal 1996 of $73.6 million and the addition of $239.5 million of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. The working capital deficit at December 31, 1997 reflects net losses of $356.9 million for the year ended December 31, 1997, $180.0 million in advances from customers and financial institutions as of such date, and substantial uses of cash as a result of the Company's internal restructuring, which commenced in the second quarter of 1997. At June 30, 1998, the Company had a working capital deficit of $44.7 million.

    "Advances from customers and financial institutions" reflects amounts previously received from customers or in connection with accounts receivable financing transactions with third party financial institutions in advance of revenue being recognized. Prior to the restatement, these amounts were improperly recognized as earned but have now been designated as advances. A substantial majority of such revenues arose in connection with license agreements between the Company and hardware partners, distributors and other resellers. In connection with the review of its historical financial results, the Company determined that sufficient post-contractual contingencies existed in connection with certain reseller license arrangements so as to preclude recognizing revenue. In addition, the Company concluded that informal or otherwise undisclosed arrangements with a number of resellers have resulted or could result in significant concessions or allowances that were not accounted for when revenue was originally reported as earned. Although the Company's license agreements provide for a non-refundable fee payable by the customer in single or multiple installments at the beginning or over the term of the license arrangements, amounts received by the Company under its license agreements could be subject to refund in the event the Company fails to satisfy certain post-signing obligations. At June 30, 1998, approximately $1.8 million of such amounts received from customers were subject to commercial disputes. The Company believes all of such amounts are properly classified as advances from customers and financial institutions as the Company believes the likelihood of refund is remote. Any such refunds, were they to occur, would not have a material effect on the Company's results of operations as revenue has not been recognized on such transactions.

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

SEASONALITY

    The Company's business has experienced and is expected to continue to experience seasonality. International revenues comprise a significant percentage of the Company's total revenues, and the Company may experience additional variability in demand associated with seasonal buying patterns in foreign markets. In particular, the Company's third quarter tends to reflect the effects of summer slowing of international business activity, particularly in Europe. In addition, variability and seasonality in the Company's business may result from customer capital spending cycles, which tend to peak in the Company's fourth quarter, and the Company's sales incentive plans for sales personnel, which are measured on a calendar year basis. See "Uncertain Growth Rates; Fluctuations in Quarterly Results," "--Competition; Pricing Risks" and "--International Operations; Currency Fluctuations."

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

    Since the beginning of 1997, a number of senior management personnel and other key employees have departed the Company, and to date, the Company has been able to replace all of the key positions that had been vacated. Since the first quarter of 1997, the Company has experienced a significant number of voluntary resignations and has taken selective actions to reduce the number of employees in certain functional areas. The Company had approximately 3,574 regular employees at June 30, 1998, compared to approximately 4,189 at June 29, 1997. Voluntary attrition has remained high across all functional areas. In particular, in fiscal 1997, the Company experienced high attrition rates in its product development group and has had difficulty attracting replacement development personnel. The competition for employees in the software industry is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has experienced difficulty in locating candidates with appropriate qualifications and believes that recent financial and business developments at the Company have made recruitment more difficult. In particular, the Company has identified certain needs within its accounting and financial reporting departments. See "--Uncertain Impact of Restatement of Financial Statements."

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

RISKS ASSOCIATED WITH PREFERRED STOCK FINANCINGS

    In August 1997, the Company raised net proceeds of $37.6 million through the issuance of a newly designated Series A Convertible Preferred Stock (the "Series A Preferred"). In November 1997, the

Company raised an additional $50.0 million in net proceeds (excluding a $1.0 million fee paid to a financial advisor of the Company) through the issuance of the Series B Preferred Convertible Preferred Stock (the "Series B Preferred"). Simultaneously with the closing of the Series B Preferred, the holders of the Series A Preferred exchanged all their outstanding shares of Series A Preferred for the Series A-1 Preferred, having substantially similar rights, preferences and privileges as the Series A Preferred with the exception of certain amendments, including revisions to the terms under which such shares become mandatorily redeemable.

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

    The terms of the financing agreements pursuant to which the Preferred Stock was issued also include certain penalty provisions that are triggered in the event the Company fails to satisfy certain obligations. In particular, assuming the exercise of the Series A-1 Warrant (as such term is defined below) for 80,000 shares of Series A-1 Preferred (which were the maximum number of shares of Series A-1 Preferred purchasable under the warrant at June 30, 1998) the holders of the Series A-1 Preferred will become entitled to an annual dividend of approximately $3.0 million, payable quarterly in cash, in the event the Company fails to satisfy certain covenants, including the failure to have a registration statement covering the Common Stock issuable upon conversion of the Series A-1 Preferred declared effective by the Commission within 180 days of a registration request from the holders of Series A-1 Preferred (at the time of this report no shares of A-1 Preferred were outstanding and, accordingly, the Company had not received such a registration request); the failure to obtain stockholder approval of the issuance of the Common Stock issuable upon conversion of the Series A-1 Preferred in the event that such approval becomes required by the rules of the Nasdaq National Market; and the failure to redeem any shares of Series A-1 Preferred held by a holder of Series A-1 Preferred who objects to a change-in-control transaction, if the transaction does not satisfy certain financial thresholds relating to the market capitalization and trading volume of any acquiring entity. In the event the Company becomes obligated to pay such dividends, the holders of the Series A-1 Preferred will become immediately entitled to designate a number of members of the Company's Board of Directors corresponding, as a percentage of the total number of members, to the percentage of the Company's outstanding Common Stock held by such holders (assuming the conversion into Common Stock of the outstanding Series A-1 Preferred). The holders of the Series B Preferred are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend of $2.475 million based upon the 49,500 shares of Series B Preferred (face value $1,000 per share) outstanding at June 30, 1998. The dividend is generally payable upon the conversion of the Series B Preferred or redemption of the Series B Preferred and may be paid in cash or, at the Company's election and subject to certain conditions, in shares of Common Stock. In the event the holders of Preferred Stock become entitled to receive cash dividends or to have their Preferred Stock redeemed, there can be no assurances that the Company will be able to fund such a payment or redemption, and even if funding is available, substantial dividend payments could have a material adverse effect on the Company's business and financial condition. See "--Need for Additional Financing," and "--Antitakeover Protection."

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

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

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

NEED FOR ADDITIONAL FINANCING

    During fiscal 1997, the Company experienced substantial short-term liquidity problems as its cash, cash equivalents and short term investments declined to a quarter-end low of $104.4 million at June 29, 1997 from $261.0 million at December 31, 1996. The Company raised net proceeds of $37.6 million in August 1997 and $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company) in November 1997 in separate financing transactions in which the Company issued newly authorized series of convertible Preferred Stock. In the fourth quarter of 1997, the Company raised aggregate net proceeds of $59.3 million through the sale of real property it had purchased earlier in the year. As a result of such financing activities during the second half of 1997, the Company's cash, cash equivalents and short term investments increased to $155.5 million at December 31, 1997. In addition, in the first quarter of fiscal 1998, the Company raised aggregate net proceeds of $14.1 million in connection with the partial exercise of a warrant to acquire additional shares of the Company's convertible Preferred Stock. The Company believes that these actions have substantially improved its financial condition since early 1997. Nevertheless, adverse market conditions, including continued slower growth rates in the markets for RDBMS products or on-going customer uncertainty about the Company's financial condition and business prospects, could continue to have an adverse effect on license revenues and results of operations. In addition, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively, and 12% of the Company's total revenues for both the quarter ended and the six-month period ended June 30, 1998, respectively, has created further uncertainty concerning the Company's revenues, cash flows and results of operations.

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary ("Informix Software"), entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commerce as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable, which are measured on a revolving basis. Accounts receivable for an account debtor are ineligible for purposes of the Credit Facility when (a) such account receivable is outstanding for longer than 60 days, (b) the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the amount of the account receivable, but only to the extent the lenders reasonably determine a valid defense, offset, counterclaim or other right exists and then only to the extent of such right, (c) the account debtor or other person required to make payment thereon is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to the lenders, and the lenders have so notified the Company, (d) the account debtor is a lender under the Credit Facility, (e) 30% or more of the accounts receivable of any account debtor is deemed ineligible because such accounts are outstanding for longer than 60 days thus rendering all the accounts receivable of that debtor ineligible and (f) the lender reasonably deems not to qualify an account receivable as eligible and provides a reasonably detailed written explanation to the Company. Under the Credit Facility, foreign accounts receivable that are backed by a letter of credit issued or confirmed by a financial institution approved by the lenders are deemed to be domestic accounts receivable. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of June 30, 1998, no borrowings were outstanding under the Credit Facility, the Company's accounts receivable totalled $145.5 million and its borrowing base was approximately $46.5 million.

    The purpose of the Credit Facility is to provide the Company working capital and finance general corporate purposes. The term of the Credit Facility is two years. Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The Credit Facility is secured by all of the assets of Informix Software and the capital stock of the Company's subsidiaries that are domiciled in the United States, including Informix Software. The availability of the Credit Facility is also subject to the Company's compliance with certain covenants, including financial covenants requiring the Company to (a) maintain a ratio of 1.25 to
1.00 in respect of the sum of cash and accounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues which do not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements of $150.0 million through June 1998 and $160.0 million thereafter; however, the Credit Facility was amended to reduce the Minimum Quarterly Revenue from $150.0 million to $144 million through June 1998 and from $160.0 million to $154.0 million thereafter,
(c) maintain quarterly operating loss of no more than $10.0 million through the quarter ending March 31, 1998 and a quarterly operating profit of at least $10 million for the quarter ending June 30, 1998 and a quarterly operating profit of at least $15 million thereafter, (d) maintain, for the quarter ending June 30, 1998 and each quarter thereafter, a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $15.0 million, plus any carry forward amount, which carry forward amount cannot exceed $5.0 million and (g) refrain from entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change. At June 30, 1998, the Company was in compliance with all financial covenants under the Credit Facility, except for those described in (d) and (e) above pertaining to the Company's cash flows for the quarter ended June 30, 1998. However, the Company has entered into discussions with BankBoston, N.A. in order to to seek a waiver from the lenders regarding the Company's compliance with covenants (d) and (e) discussed above for the Company's quarter ended June 30, 1998.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

    International sales represented approximately 54% of total revenues for both years ended December 31, 1997 and 1996, and 52% of total revenues for both the quarter ended and the six-month period ended June 30, 1998. The Company's international operations and financial results could be significantly affected by factors associated with international operations such as changes in foreign currency exchange rates and uncertainties relative to regional, political and economic circumstances, as well as by other factors associated with international activities. In particular, recent instability in the Asian-Pacific economies and financial markets, which accounted for approximately 12% and 13% of the Company's total revenues in the years ended December 31, 1997 and December 31, 1996, respectively, and 12% of the Company's total revenues in both the quarter ended and the six-month period ended June 30, 1998, could have an adverse effect on the Company's operating results in future quarters. Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. The Company attempts to reduce this pricing exposure by entering into forward foreign currency exchange contracts to hedge up to 80% of the forecasted net income of its foreign subsidiaries of up to one year in the future. In addition, the sales cycles for the Company's products are relatively long, depending on a number of factors including the level of competition and the size of the transaction. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. As a result of the foregoing factors, the Company's business, results of operations and financial condition could be materially and adversely affected by fluctuations in foreign currency exchange rates. See "--Fluctuations in Quarterly Results; Seasonality."

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

ANTITAKEOVER PROTECTIONS

    The Company is authorized to issue 5,000,000 shares of undesignated Preferred Stock, of which 440,000 shares have been designated Series A Preferred, none of which is outstanding; of which 440,000 shares have been designated Series A-1 Preferred, of which 220,000 shares were previously outstanding (including 60,000 shares of Series A-1 Preferred which were issued upon partial exercise of the

Series A-1 Warrant) and converted into 12,769,908 shares of Common Stock in February 1998 and of which 80,000 shares remain issuable upon exercise of the Series A-1 Warrant; and of which 50,000 shares have been designated Series B Preferred, of which 49,500 shares were outstanding as of June 30, 1998. Subject to the prior consent of the holders of the Series A-1 Preferred and the Series B Preferred, the Board of Directors has the authority to issue additional shares of Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's stockholders. To date, the Company has used its ability to designate and issue new series of Preferred Stock in transactions intended to raise additional capital for the Company. The ability to issue additional shares of Preferred Stock, however, also provides desirable flexibility in connection with possible acquisitions and other corporate purposes but could also have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. In particular, certain rights, preferences and privileges of the Series A-1 Preferred and Series B Preferred could have the effect of preventing or discouraging potential bids to acquire the Company unless the terms of such acquisition are approved by such stockholders. See "--Risks Associated with Convertible Preferred Stock Financings."

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

STOCK PRICE VOLATILITY

    The market price of the Company's Common Stock has in the past been highly volatile and is expected to continue to be subject to significant price and volume fluctuations in the future based on a number of factors, including market uncertainty about the Company's financial condition or business prospects or the prospects for the RDBMS market in general; shortfalls in the revenues or results of operations of the Company or its principal competitors from revenues or results of operations expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; the introduction of new products or product enhancements by the Company or its competitors; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company, its competitors or the RDBMS market in general; changes in the mix of revenues attributable to domestic and international sales; and seasonal trends in technology purchases and other general economic conditions. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "--Uncertain Impact of Restatement of Financial Statements," "--Need for Additional Financing" and "Uncertain Growth Rates; Fluctuations in Quarterly Results."

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

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

EXHIBIT NO.    EXHIBIT
-------------  ---------------------------------------------------------------------------------
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

                                INFORMIX CORPORATION

                                By:            /s/ JEAN-YVES DEXMIER
                                     -----------------------------------------
                                                 Jean-Yves Dexmier
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                     FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

Dated:  August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       27.1    Financial Data Schedule.