Form 10-Q
period 1998-09-30
INFORMIX CORP
filed 1998-11-16
CIK 799089

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At September 30, 1998, 172,310,746 shares of the Registrant's Common Stock were outstanding.

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

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I. Financial Information..............................................................................           3
  Item 1. Unaudited Condensed Consolidated Financial Statements............................................           3
    Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods
     ended September 30, 1998 and September 28, 1997.......................................................           3
    Unaudited Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.........           4
    Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September
     30, 1998 and September 28, 1997.......................................................................           5
    Notes to Unaudited Condensed Consolidated Financial Statements.........................................           6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          17
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          45
Part II. Other Information.................................................................................        II-1
  Item 1. Legal Proceedings................................................................................        II-1
  Item 2. Changes in Securities and Use of Proceeds........................................................        II-1
  Item 4. Submission of Matters to a Vote of Security Holders..............................................        II-1
  Item 6. Exhibits and Reports on Form 8-K.................................................................        II-1
Signature page.............................................................................................        II-2

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 -----------------------  -----------------------
                                                                 SEPT. 30,    SEPT. 28,   SEPT. 30,    SEPT. 28,
                                                                    1998        1997         1998        1997
                                                                 ----------  -----------  ----------  -----------
Net revenues:
  Licenses.....................................................  $   96,334  $    77,437  $  265,731  $   273,081
  Services.....................................................      88,877       72,747     254,680      209,532
                                                                 ----------  -----------  ----------  -----------
                                                                    185,211      150,184     520,411      482,613

Costs and expenses:
  Cost of software distribution................................       8,569       11,793      26,661       52,860
  Cost of services.............................................      38,467       40,493     113,404      128,197
  Sales and marketing..........................................      64,799      101,946     193,716      347,906
  Research and development.....................................      34,863       34,106     107,673      108,420
  General and administrative...................................      20,645       18,144      50,549       72,110
  Write-off of goodwill and other long-term assets.............      --          --           --           30,473
  Write-off of acquired research and development...............      --          --           --            7,000
  Restructuring................................................      (2,572)      49,733      (7,255)     109,356
                                                                 ----------  -----------  ----------  -----------
                                                                    164,771      256,215     484,748      856,322
                                                                 ----------  -----------  ----------  -----------
Operating income (loss)........................................      20,440     (106,031)     35,663     (373,709)
  Interest income..............................................       2,488        1,290       6,359        3,691
  Interest expense.............................................      (1,416)      (2,103)     (4,582)      (6,839)
  Other income/(expense), net..................................      (2,494)        (879)     (2,396)      17,596
                                                                 ----------  -----------  ----------  -----------
Income (loss) before income taxes..............................      19,018     (107,723)     35,044     (359,261)
Income taxes...................................................      --            2,800       1,900        6,800
                                                                 ----------  -----------  ----------  -----------
Net income (loss)..............................................  $   19,018  $  (110,523) $   33,144  $  (366,061)
  Preferred stock dividend.....................................        (589)     --           (1,816)     --
  Value assigned to warrants...................................      --          --           (1,982)     --
                                                                 ----------  -----------  ----------  -----------
Net income (loss) applicable to common stockholders............  $   18,429  $  (110,523) $   29,346  $  (366,061)
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------

Net income (loss) per common share:
  Basic........................................................  $     0.11  $     (0.73) $     0.18  $     (2.41)
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------
  Diluted......................................................  $     0.10  $     (0.73) $     0.17  $     (2.41)
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------

Shares used in per share calculation:
  Basic........................................................     169,077      152,352     165,711      151,708
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------
  Diluted......................................................     182,272      152,352     171,406      151,708
                                                                 ----------  -----------  ----------  -----------
                                                                 ----------  -----------  ----------  -----------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $   144,852    $  139,396
  Short-term investments............................................................        11,562        16,069
  Accounts receivable, net..........................................................       151,637       142,048
  Deferred taxes....................................................................        45,717        12,249
  Other current assets..............................................................        24,182        26,243
                                                                                      -------------  ------------
    Total current assets............................................................       377,950       336,005
Property and equipment, net.........................................................        75,864        96,012
Software costs, net.................................................................        37,972        40,854
Deferred taxes......................................................................        18,046        56,345
Intangible assets, net..............................................................         6,615         8,277
Other assets........................................................................        21,897        25,751
                                                                                      -------------  ------------
    Total assets....................................................................   $   538,344    $  563,244
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................   $    24,693    $   36,155
  Accrued expenses..................................................................        44,681        64,538
  Accrued employee compensation.....................................................        47,819        49,154
  Income taxes payable..............................................................         4,947         3,031
  Deferred maintenance revenue......................................................       115,485       100,828
  Advances from customers and financial institutions................................       139,304       180,048
  Accrued restructuring costs.......................................................         9,085        26,597
  Other liabilities.................................................................         6,334        15,802
                                                                                      -------------  ------------
    Total current liabilities.......................................................       392,348       476,153
Other liabilities...................................................................         4,467         6,311
Deferred taxes......................................................................        14,895        21,716
Stockholders' equity:
  Convertible Series A-1 Preferred Stock............................................       --                  2
  Convertible Series B Preferred Stock..............................................       --                  1
  Common stock; par value...........................................................         1,723         1,526
  Additional paid-in capital........................................................       373,136       347,582
  Accumulated deficit...............................................................      (245,001)     (278,144)
  Accumulated other comprehensive loss..............................................        (3,224)      (11,903)
                                                                                      -------------  ------------
    Total stockholders' equity......................................................       126,634        59,064
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $   538,344    $  563,244
                                                                                      -------------  ------------
                                                                                      -------------  ------------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                             ---------------------
                                                                                             SEPT. 30,  SEPT. 28,
                                                                                               1998        1997
                                                                                             ---------  ----------
Operating Activities:
Net income (loss)..........................................................................  $  33,144  $ (366,061)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  License fees received in advance.........................................................    (48,561)    (51,025)
  Depreciation and amortization............................................................     35,279      51,491
  Amortization of capitalized software.....................................................     15,841      15,923
  Write-off of capitalized software........................................................        771      14,749
  Write-off of long term assets............................................................     --           6,799
  Write-off of intangibles.................................................................     --          20,033
  Write-off of acquired research & development.............................................     --           7,000
  Foreign currency transaction losses......................................................        152         855
  (Gain) loss on sales or write-downs of strategic investments.............................        880      (4,445)
  Loss on disposal of property and equipment...............................................      1,736       8,272
  Provisions for losses on accounts receivable.............................................     (5,569)     12,962
  Restructuring charges, net of adjustments................................................     (7,255)     91,873
  Stock-based employee compensation........................................................        715      --
  Changes in operating assets and liabilities:
    Accounts receivable....................................................................     (7,462)     53,444
    Other current assets...................................................................      3,357       3,193
    Accounts payable and other accrued liabilities.........................................    (57,405)    (11,417)
    Deferred maintenance revenue...........................................................     11,406       2,392
                                                                                             ---------  ----------
Net cash and cash equivalents used in operating activities.................................    (22,971)   (143,962)
Investing Activities:
Investments of excess cash:
  Purchases of available-for-sale securities...............................................    (24,908)    (25,553)
  Maturities of available-for-sale securities..............................................      5,119      13,468
  Proceeds from sale of available-for-sale securities......................................     24,300      37,482
Proceeds from sale of strategic investments................................................      1,500      10,002
Purchases of strategic investments.........................................................     (1,000)     (2,250)
Purchases of property and equipment........................................................    (13,152)    (94,176)
Proceeds from disposal of property and equipment...........................................        693       2,644
Additions to software costs................................................................    (13,728)    (17,188)
Business combinations, net of cash acquired................................................     --          (8,817)
Other......................................................................................       (239)      8,846
                                                                                             ---------  ----------
Net cash and cash equivalents used in investing activities.................................    (21,415)    (75,542)
Financing Activities:
Advances from customers and financial institutions.........................................     10,092      21,787
Proceeds from issuance of common stock, net................................................     12,752       9,010
Proceeds from issuance of preferred stock, net.............................................     14,100      37,600
Principal payments on capital leases.......................................................     (3,349)     (1,268)
                                                                                             ---------  ----------
  Net cash and cash equivalents provided by financing activities...........................     33,595      67,129
                                                                                             ---------  ----------
  Effect of exchange rate changes on cash and cash equivalents.............................     16,247       4,802
                                                                                             ---------  ----------
  Increase (decrease) in cash and cash equivalents.........................................      5,456    (147,573)
  Cash and cash equivalents at beginning of period.........................................    139,396     226,508
                                                                                             ---------  ----------
  Cash and cash equivalents at end of period...............................................  $ 144,852  $   78,935
                                                                                             ---------  ----------
                                                                                             ---------  ----------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

    Effective January 1, 1998, the Company elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional three days and one day of operations for the nine-month period and the three-month period ended September 30, 1998, respectively, as compared to the same periods in the previous year. The impact on the Company's financial statements for the nine-month period ended September 30, 1998 was to increase license revenue by $17.4 million, or 7% percent. In addition, accounts receivable increased approximately $17.4 million and accrued expenses increased approximately $2.7 million. The impact on the Company's financial statements for the three-month period ended September 30, 1998 was to increase license revenue by $6.4 million, or 7% percent.

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

    These errors and irregularities included unauthorized and undisclosed arrangements or agreements between Company personnel and resellers, recognition of revenue on certain transactions in reporting periods prior to contract acceptance, the recording of certain transactions that lacked economic substance and the recording of maintenance revenue as license revenue. The unauthorized and undisclosed agreements with resellers introduced acceptance contingencies, permitted resellers to return unsold licenses for refunds, extended payment terms or committed the Company to assist resellers in selling the licenses to end-users. Accordingly, license revenue from these transactions that was recorded at the time product was delivered to resellers should have instead been recorded at the time all conditions on the sale lapsed. Because of the pervasiveness of the unauthorized arrangements with resellers in the 1994, 1995 and 1996 accounting periods, the Company concluded that all revenue from license agreements with resellers in these accounting periods, except for those licenses sold and billed on a per copy basis, should be recognized only when the licenses were resold or utilized by resellers and all related obligations had been satisfied. Amounts received from resellers as prepayments of software license fees in advance of revenue recognition have been recorded as advances from customers and financial institutions. This revised

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) application of accounting policy has been followed for all transactions with resellers, other than those licenses sold and billed on a per-copy basis.

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

    RESTATEMENT OF FINANCIAL STATEMENTS FOR FIRST QUARTER OF FISCAL 1998

    On May 20, 1998, the Company announced that it had restated its financial results for the first quarter ended March 31, 1998. The restatement of the Company's financial results for the first quarter occurred in connection with the Company's accounting treatment for license transactions with industrial manufacturers ("IMs").

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

    Some of the Company's software license agreements with IMs were Commitment Agreements and some were Straight Purchase Agreements. Instead of analyzing every Commitment Agreement with IMs to determine whether unauthorized and undisclosed agreements had been made, the Company conservatively treated all Commitment Agreements with IMs as reseller agreements for accounting purposes and restated

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) that IM revenue to a sell-through basis. The total amount of revenue resulting from all Commitment Agreements with IMs was not material in fiscal 1994, 1995, 1996 or the first quarter of fiscal 1997. Straight Purchase Agreements with IMs were not restated.

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

    The effects of the restatement of the Company's financial reports for the quarter ended March 31, 1998 are as follows:

                                                        AS REPORTED  RESTATED
                                                        -----------  ---------
                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1998
                                                        ----------------------
                                                         (IN THOUSANDS EXCEPT
                                                           PER SHARE DATA)
Net revenues:
  Licenses............................................   $  89,462   $  83,431
  Services............................................      77,720      77,568
                                                        -----------  ---------
                                                         $ 167,182   $ 160,999
                                                        -----------  ---------
Operating income......................................   $   9,137   $   3,870
Income tax............................................   $   1,900   $   1,900
Net income............................................   $   7,078   $   1,811
Net income (loss) applicable to common stockholders...   $   4,881   $    (386)
Net income (loss) per share
  Basic...............................................   $    0.03   $   (0.00)
  Diluted.............................................   $    0.03   $   (0.00)
Accumulated deficit...................................   $(271,066)  $(276,333)
Advances from customers and financial institutions....   $ 156,505   $ 156,505

    In connection with its audit of the Company's fiscal 1997 consolidated financial statements, the Company's former independent accountants determined that a material weakness existed, based on the lack of appropriate resources in the Finance Department of the Company and other conditions. To address these conditions, the Company has hired, and plans to continue to hire, additional finance personnel to

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) serve in the Finance Department. In addition, the Company has hired a number of consultants to assist the Finance Department.

NOTE C--REVENUE RECOGNITION POLICY

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOP's as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. Neither the changes in certain business practices nor the deferral of certain revenues have resulted in a material impact on the Company's operating results, financial position or cash flows for the period ended September 30, 1998.

    The Company's revenue recognition policy as of January 1, 1998 is as follows:

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that there are no significant post-delivery obligations and collection of a fixed or determinable license fee is considered probable. Revenue for transactions with resellers and industrial manufacturers ("IMs"), except for those licenses sold and billed on a per-copy basis, is currently recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances on an estimated basis. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously reported royalties are reflected in the period when the updated information is received for the reseller.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has essentially fulfilled its obligations resulting from the services contract, or on a contract accounting basis. When the fee for maintenance and service is bundled with the license fee and not separately stated, it is unbundled from the license fee using the Company's objective evidence of the fair

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE C--REVENUE RECOGNITION POLICY (CONTINUED) value of the maintenance and/or services represented by the Company's customary pricing for such maintenance and/or services, and deferred for revenue recognition purposes.

    ADVANCES FROM CUSTOMERS AND FINANCIAL INSTITUTIONS. Amounts received in advance of revenue being recognized are recorded as a liability on the accompanying financial statements. These amounts may be received either from the customer or from a financing entity to whom the customer payment streams are sold.

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

NOTE D--DERIVATIVE FINANCIAL INSTRUMENTS POLICY

    The Company enters into forward foreign currency exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A forward foreign currency exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These forward foreign exchange contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are deferred and recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Contract amounts in excess of the carrying value of the Company's foreign denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

    In addition, in the quarter ended March 31, 1998, the Company initiated a program whereby it enters into forward foreign currency exchange contracts that do not qualify as hedges. These forward exchange contracts are marked to market and comprise a significant portion of the Company's net foreign currency losses of $2.6 million for the nine-month period ended September 30, 1998.

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

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

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     -----------------------  -----------------------
                                                      SEPT. 30,   SEPT. 28,    SEPT. 30,   SEPT. 28,
                                                        1998         1997        1998         1997
                                                     -----------  ----------  -----------  ----------
                                                                      (IN THOUSANDS)
Net income (loss)..................................   $  19,018   $ (110,523)  $  33,144   $ (366,061)
Other comprehensive income (loss), net of income
  taxes
  Unrealized gains (losses) on available-for-sale
    securities.....................................        (404)          55       3,850      (12,123)
  Foreign currency translation adjustment..........        (119)         753       4,828           (7)
                                                     -----------  ----------  -----------  ----------
Comprehensive income (loss)........................   $  18,495   $ (109,715)  $  41,822   $ (378,191)
                                                     -----------  ----------  -----------  ----------
                                                     -----------  ----------  -----------  ----------

NOTE F--NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   ---------------------  ---------------------
                                                   SEPT. 30,  SEPT. 28,   SEPT. 30,  SEPT. 28,
                                                     1998        1997       1998        1997
                                                   ---------  ----------  ---------  ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic net income (loss) per
  share--net income (loss) applicable to common
  stockholders...................................  $  18,429  $ (110,523) $  29,346  $ (366,061)
Effect of dilutive securities:
  Preferred stock dividend.......................        589      --         --          --
                                                   ---------  ----------  ---------  ----------
Numerator for diluted net income (loss) per
  common share...................................  $  19,018  $ (110,523) $  29,346  $ (366,061)
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Denominator for basic net income (loss) per
  common share--weighted average common shares
  outstanding....................................    169,077     152,352    165,711     151,708
Effect of dilutive securities:
  Stock options..................................      1,615      --          2,696      --
  Series A-1 Convertible Preferred Stock and
    warrants.....................................        695      --          2,999      --
  Series B Convertible Preferred Stock and
    Warrants.....................................     10,885      --         --          --
                                                   ---------  ----------  ---------  ----------
Denominator for diluted net income (loss) per
  common share...................................    182,272     152,352    171,406     151,708
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Basic net income (loss) per common share.........  $    0.11  $    (0.73) $    0.18  $    (2.41)
Diluted net income (loss) per common share.......  $    0.10  $    (0.73) $    0.17  $    (2.41)

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE F--NET INCOME (LOSS) PER SHARE (CONTINUED)
    The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features as of September 30, 1998 follows (in thousands):

Potential dilutive securities:
Stock options........................................................      9,938
Stock warrants
  Common Stock.......................................................      1,002
  Series A-1 Convertible Preferred Stock.............................     --
Convertible Preferred Stock
  Series B Convertible Preferred Stock...............................     --

    The stock options have per share exercise prices ranging from $5.75 to $33.25 and are exercisable through June 2007.

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

    Warrants to purchase shares of the Company's Series A-1 Preferred Stock (the "Series A Preferred") are exercisable into shares of Series A-1 Preferred at a per share price of $250 through August 15, 1999. Each Series A-1 Preferred share is convertible into shares of the Company's Common Stock at a per share price equal to 101% of the average price of the Company's Common Stock for the thirty trading days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the Company's Common Stock's average price of the first five trading days of such thirty-day period, or (ii) $12. If not converted earlier, the Series A-1 Preferred Stock will generally convert automatically into shares of the Company's Common Stock 18 months after their issuance.

    Each Series B Preferred share is convertible, at the election of the holder, into the number of shares of the Company's Common Stock at a per share price equal to the lowest of (i) the average of the closing bid prices for the Company's Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date, (ii) 101% of the average closing bid price for the 22 trading days ending five days prior to the date of actual conversions, or (iii) 101% of the lowest closing bid price for the Company's Common Stock during the five trading days immediately prior to the date of actual conversions. The conversion price of the Series B Preferred is subject to modification and adjustment upon occurrence of certain events. If not converted earlier, the Series B Preferred will automatically convert into shares of Common Stock three years following the date of issuance. Upon conversion of the Series B Preferred, the holders will receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred is convertible, but not less than an aggregate of 748,109 at a per share exercise price of $7.84.

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE G--SENIOR SECURED CREDIT AGREEMENT

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary, entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, including BankBoston, N.A. as administrative agent and Canadian Imperial Bank of Commerce as syndication agent, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). Amounts outstanding under the Credit Facility bear interest at a premium over one of two alternative variable rates selected by the Company. The "Base Rate" equals the greater of (i) the rate of interest announced by BankBoston, N.A. as its "base rate" and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per year. The "Adjusted LIBOR Rate" equals (i) the London Interbank Offered Rate divided by (ii) one minus the applicable reserve requirement under Regulation D of the Federal Reserve Board. The maximum premium over the Base Rate is 1.25%, and the maximum premium over the LIBOR Rate is 2.50%, subject to downward adjustment based on the Company's realizing certain financial thresholds. The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on 80% of the eligible domestic accounts receivable and 50% of the eligible foreign accounts receivable, which are measured on a revolving basis. As of September 30, 1998, the Company was able to borrow $50.3 million, subject to compliance with certain covenants. During the quarter ended September 30, 1998, the lenders under the Credit Facility waived the Company's non-compliance with certain financial covenants as of June 30, 1998 and amended the Credit Facility so that it now includes less restrictive financial covenants.

    At September 30, 1998, the Company was in compliance with all of the covenants under the amended Credit Facility. At September 30, 1998, no borrowings were outstanding under the Credit Facility.

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

    On June 10, 1998, a holder of the Series B Preferred Stock converted 500 shares of Series B Preferred into 80,008 shares of the Company's Common Stock. In connection with such conversion, the Company also issued such Series B Preferred Stockholder a warrant to purchase up to 66,000 shares of Common Stock at a purchase price of $7.84 per share. Also, during the quarter ended June 30, 1998, the Company issued a warrant pursuant to the provisions of the Series B Preferred to purchase up to an additional

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE H--STOCKHOLDERS' EQUITY (CONTINUED)
50,000 shares of Common Stock at a purchase price of $7.84 per share to a financial advisor of the Company because, as of May 15, 1998, the closing sales price of the Company's common stock was less than $12.50. Such warrant was issued in connection with services provided by such financial advisor related to the sale of shares of the Series B Preferred in November 1997.

    In July 1998, the Company adopted its 1998 Non Statutory Stock Option Plan under which it reserved 5,500,000 shares of its Common Stock for issuance to employees and consultants of the Company other than executive officers and directors.

    During September 1998, holders of the Series B Preferred Stock converted a total of 13,500 shares of Series B Preferred into 3,679,472 shares of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 885,891 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $549,178 to such stockholders.

    Reconciliation of outstanding common shares:

Shares outstanding at December 31, 1997........................  152,587,051
Shares issued upon exercises of stock options..................   2,209,479
Shares sold and issued to employees under ESPP.................     984,828
Shares issued upon conversion of Series A-1 Preferred..........  12,769,908
Shares issued upon conversion of Series B Preferred............   3,759,480
                                                                 ----------
Shares outstanding at September 30, 1998.......................  172,310,746
                                                                 ----------
                                                                 ----------

NOTE I--RESTRUCTURING CHARGES

    In June and September 1997, the Company approved plans to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in current liabilities at September 30, 1998:

                                             RESTRUCTURING
                                                EXPENSE
                                              AT DEC. 31,     NON-CASH       CASH                         ACCRUAL BALANCE
                                                 1997           COSTS      PAYMENTS      ADJUSTMENTS     AT SEPT. 30, 1998
                                            ---------------  -----------  -----------  ---------------  -------------------
                                                                             (IN MILLIONS)
Severance and benefits....................     $    21.9      $  --        $    19.6      $     2.2          $     0.1
Write-off of assets.......................          48.2           48.2       --             --                 --
Facility charges..........................          34.7            9.4         11.7            5.1                8.5
Other.....................................           3.4            2.7          0.2         --                    0.5
                                                  ------          -----        -----            ---                ---
                                               $   108.2      $    60.3    $    31.5      $     7.3          $     9.1
                                                  ------          -----        -----            ---                ---
                                                  ------          -----        -----            ---                ---

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of September 30, 1998, the Company had substantially completed this component of its restructuring plan. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE I--RESTRUCTURING CHARGES (CONTINUED)
Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    Total restructuring expense decreased by $2.6 million and $7.3 million during the quarter ended, and the nine-month period ended, September 30, 1998, respectively. These decreases were primarily due to adjusting the estimated severance and facility charges to actual costs incurred. The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties.

NOTE J--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present and former officers and directors and in some cases, its former independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in California state court, Utah state court, federal court in the Southern District of New York and in Newfoundland, Canada.

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

    In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with

                              INFORMIX CORPORATION

                               SEPTEMBER 30, 1998

NOTE J--LITIGATION (CONTINUED)
respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission.

    On June 9, 1998, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 pertaining to the Company's sale of its Series B Preferred stock. The Securities and Exchange Commission ("SEC") reviewed the Post-Effective Amendment and declared it effective on August 13, 1998. The Series B Preferred stockholders have claimed that during August 1998 they were prevented from selling shares of Series B Preferred stock until the SEC completed its review of the Post-Effective Amendment and, as a result, the Company had failed to comply with certain terms of a Registration Rights Agreement between the Series B Preferred stockholders and the Company. The Company is currently involved in discussions with the Series B Preferred stockholders and expects to resolve this matter before the end of the current fiscal year. The Company will account for any cost associated with the resolution of this matter as an additional dividend to the Series B Preferred stockholders. The Company is unable to estimate the amount, if any, of such dividend.

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

NOTE L--SUBSEQUENT EVENTS

    In October 1998, the Company announced the signing of a definitive agreement (the "Agreement") to acquire Red Brick Systems, Inc. ("Red Brick"), a company that designs, develops, markets and supports data warehousing software. Under the terms of the agreement, each share of Red Brick common stock will be exchanged for 0.6 share of Informix common stock. The transaction will be accounted for as a purchase. The transaction is subject to the satisfaction of several conditions, including regulatory approval, the approval of Red Brick stockholders and completion of an independent audit of Red Brick's financial results for the first three quarters of 1998.

    Subsequent to September 30, 1998, holders of the Series B Preferred converted an additional 9,350 shares of Series B Preferred into 2,130,069 shares of common stock. In connection with such conversions, Informix also issued such Series B Preferred stockholders Warrants to purchase up to 426,010 shares of common stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $442,863 to such stockholders.

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

    As a result of the restatement of the Company's financial statements for the first quarter of 1997 and the years 1996, 1995 and 1994 as updated in subsequent filings made by the Company, certain information contained in this item related to the quarter ended, and the nine-month period ended, September 28, 1997 has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

    In addition, as a result of the restatement of the Company's financial statements for the first quarter of 1998, certain information contained in this item related to such period has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

    Effective January 1, 1998, the Company elected to change from the 4-4-5 week quarterly convention previously followed to a calendar quarter convention. The change resulted in an additional three days of operations for the nine-month period ended September 30, 1998 as compared to the previous year. The impact on the Company's financial statements for the nine-month period ended September 30, 1998 was to increase license revenue by $17.4 million, or 7% percent. In addition, accounts receivable increased approximately $17.4 million and accrued expenses increased approximately $2.7 million. The impact on the Company's financial statements for the three-month period ended September 30, 1998 was to increase license revenue by $6.4 million, or 7% percent.

    References to or comparisons between the same "period" in this Form 10-Q refer to the Company's quarterly and/or nine-month periods of the relevant fiscal year.

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

    As a result of the shortfall in license revenues for the first quarter of fiscal 1997, the Company, in the second quarter and again in the third quarter of fiscal 1997, initiated an internal restructuring of its operations intended to reduce operating expenses and improve the Company's financial condition. These restructurings included selective reductions in headcount and leased facilities and the downsizing, elimination or conversion into solution labs of the Company's planned Information Superstores. Costs associated with the restructurings totaled approximately $103.5 million and had a material adverse effect on the Company's results of operations for fiscal 1997. In addition, in 1997, the Company issued two newly designated series of its Preferred Stock Series A-1 Preferred Stock (the "Series A-1 Preferred") and Series B Preferred Stock (the "Series B Preferred") in two financing transactions which resulted in aggregate net proceeds of $87.6 million to the Company (excluding a $1.0 million fee paid to a financial advisor of the Company in connection with the sale of the Series B Preferred). In February 1998, the Company issued an additional 60,000 shares of its Series A-1 Preferred pursuant to the partial exercise of a warrant to purchase shares of Series A-1 Preferred (the "Series A-1 Warrant") which warrant was issued in connection with the sale of the Series A Preferred in August 1997. The partial exercise of the Series A-1 Warrant resulted in net proceeds of $14.1 million to the Company. At September 30, 1998, the Series A-1 Warrant remained exercisable for up to 80,000 shares of Series A-1 Preferred at a purchase price of $250 per share. At September 30, 1998, 36,000 shares of Series B Preferred remained outstanding. In December 1997, the Company entered into a senior secured credit facility agreement for up to $75.0 million, of which the Company was eligible to borrow $50.3 million at September 30, 1998 based on certain eligibility criteria. See "Business Risks--Need for Additional Financing."

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

    As a result of the restatement, total revenues were reduced from amounts previously reported by $204.8 million from $939.3 million as originally reported to $734.5 million, by $77.7 million from $714.2 million as originally reported to $636.5 million and by $18.1 million from $470.1 million as originally reported to $452.0 million for fiscal 1996, 1995 and 1994, respectively. The restatement also resulted in an increase in revenues of $16.2 million from $133.7 million as originally reported to $149.9 million for the first quarter of fiscal 1997. In addition, the restatement resulted in a reduction in net income of $171.4 million from $97.8 million as originally reported to a loss of $73.6 million for fiscal 1996; a reduction in net income of $59.0 million from $97.6 million as originally reported to $38.6 million for fiscal 1995; and a reduction in net income of $13.6 million from $61.9 million as originally reported to $48.3 million for fiscal 1994. The restatement had a material adverse effect on the Company's financial condition, most notably evidenced by the elimination of retained earnings and working capital. At December 31, 1996, after giving effect to the restatement, the Company's working capital decreased $255.3 million from $258.4 million as originally reported to $3.1 million. At December 31, 1997, the Company had a working capital deficit of $140.2 million and at September 30, 1998, the Company had a working capital deficit of $14.4 million. The substantial reductions in working capital at December 31, 1997 and 1996 reflect substantial operating losses and the addition of "advances from customers and financial institutions" as a current liability on the Company's balance sheet. Such advances totaled $180.0 million at December 31, 1997 and $239.5 million at December 31, 1996. At September 30, 1998, such advances totaled $139.3 million. See "Business Risks-- Working Capital Deficit."

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

RESULTS OF OPERATIONS

    The following table sets forth operating results as a percentage of net revenues for the three-month and nine-month periods ended September 30, 1998 and September 28, 1997, respectively.

                                                                   PERCENT OF NET REVENUES
                                                      --------------------------------------------------
                                                         THREE MONTHS ENDED
                                                                                   NINE MONTHS ENDED
                                                      ------------------------  ------------------------
                                                       SEPT. 30,    SEPT. 28,    SEPT. 30,    SEPT. 28,
                                                         1998         1997         1998         1997
                                                      -----------  -----------  -----------  -----------
Net revenue:
  Licenses..........................................          52%          52%          51%          57%
  Services..........................................          48           48           49           43
                                                             ---          ---          ---          ---
Total net revenue...................................         100          100          100          100
Costs and expenses:
  Cost of software distribution.....................           5            8            5           11
  Cost of services..................................          21           27           22           27
  Sales and marketing...............................          35           68           37           72
  Research and development..........................          19           23           21           22
  General and administrative........................          11           12           10           15
  Write-off of goodwill and long term assets........      --           --           --                6
  Write-off of acquired research and development....      --           --           --                1
  Restructuring charges.............................          (1)          33           (1)          23
                                                             ---          ---          ---          ---
    Total operating expenses........................          89          171           93          177
                                                             ---          ---          ---          ---
Operating income (loss).............................          11          (71)           7          (77)
Interest income.....................................           1            1            1            1
Interest expense....................................          (1)          (1)          (1)          (1)
Other income/(expense), net.........................          (1)          (1)      --                3
                                                             ---          ---          ---          ---
Income (loss) before tax............................          10          (72)           7          (74)
Income taxes........................................      --               (2)      --               (2)
                                                             ---          ---          ---          ---
Net income (loss)...................................          10%         (74)%          6%         (76)%
                                                             ---          ---          ---          ---
                                                             ---          ---          ---          ---

    Informix's operating results for the quarter and the nine-month period ended September 30, 1998 increased significantly from the same periods of the prior year. The quarterly change was due to a 36% decrease in operating expenses coupled with a 23% increase in revenue. The nine-month change was due to a 8% increase in revenue coupled with a 43% decrease in operating expenses.

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

    LICENSE REVENUES

    The Company's products are sold directly to end-user customers and IMs or through resellers, including OEMs, distributors and value added resellers (VAR's). In 1996, the Company increased its focus on its reseller channels in order to focus on partnerships with several hardware vendors to utilize their sales forces, obtain access to their installed base of customers, and benefit from their consulting and systems integration organizations. This increased focus on reseller channels resulted in a significant build-up of licenses that had not been resold or utilized by such resellers. Unsold licenses in the amount of $139.3 million and $210.3 million have not been recognized as earned revenue as of September 30, 1998 and September 28, 1997, respectively.

    License revenues for the nine-month period ended September 30, 1998 decreased slightly to $265.7 million from $273.1 million for the same period in 1997. License revenues increased to $96.3 million for the quarter ended September 30, 1998 as compared to $77.4 million for the corresponding quarter in 1997, an increase of approximately 24%. This increase primarily reflects the lower than normal level of license revenues attained by the Company in the third quarter of 1997 as a result of customer uncertainty regarding the Company's financial condition at that time. License revenues were higher for the quarter ended September 30, 1998 as compared to the corresponding quarter in 1997 for each of the Company's regions. The Company had one new transaction during the quarter ended September 30, 1998 which exceeded $2.5 million. In addition, the Company partially recognized revenue from two customers during the quarter ended September 30, 1998 related to transactions which were previously treated as customer advances. The amounts recognized from these two customers amounted to $3.8 million and $2.8 million, respectively.

    The Company recognizes revenue from license agreements with resellers when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. Agreements with resellers frequently require cash advances from the customer or from a financing entity to whom the customer payment streams are sold. Amounts received in advance of revenue being recognized are recorded as "advances from customers and financial institutions" in the Company's financial statements. During the three month period ended September 30, 1998, the Company received $2.4 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $18.0 million. Included in the $18.0 million recognized was $17.1 million of licenses which were resold or utilized by the reseller and $0.9 million related to contractual reductions in the customer advances. During the nine month period ended September 30, 1998, the Company received $10.1 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $48.6 million. Included in the $48.6 million recognized was $46.7 million of licenses which were resold or utilized by the reseller and $1.9 million related to contractual reductions in customer advances. Contractual reductions result from settlements between the Company and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell the Company's product terminate without sell through or deployment of the software.

    During the three months ended September 30, 1998, the Company structured settlements with two of its resellers. The terms of the settlements permit the resellers to continue to sell the Company's products for specified periods of time. At the end of each three month period, the respective customer advance will be reduced by the greater of (i) the value of the software products resold or utilized by the reseller or (ii) a minimum specified dollar amount. The amount of the reduction in customer advances will be recognized as product revenue.

    As of September 30, 1998, the Company had reached structured settlements with resellers with remaining rights to resell a total of $30.2 million of the Company's products. In accordance with the settlements, the minimum reduction in customer advances totals $4.7 million for the quarter ended December 31, 1998, and $18.2 million and $7.3 million for the years ended December 31, 1999 and 2000, respectively.

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

    As discussed in Note 2 to the Company's Consolidated Financial Statements included in Form 10K for the year ended December 31, 1997, revenue from license agreements with resellers, except for those licenses sold and billed on a per-copy basis, is recognized as earned when the licenses are resold or utilized by the reseller and all related obligations have been satisfied. In order to properly recognize revenue on arrangements where the reseller has duplication rights, the Company relies on accurate and timely reports from such resellers of the quantity of licenses that have been resold or utilized. From time to time, late or inaccurate reports are identified or corrected for a variety of reasons including the reseller updating their reports or as a result of proactive activities of the Company such as audits of the resellers' royalty reports. The Company's revenue recognition policy is to recognize revenue in the quarter in which evidence of the resale or utilization information is received. As a result, revenue from these late or updated reports is recognized in the period during which the reports are received. Such revenue amounts were not significant for the quarter ended September 30, 1998 and amounted to approximately $8.2 million for the nine-month period ended September 30, 1998. However, the Company expects that the late or inaccurate reporting of resale or utilization of licenses by resellers and the resulting fluctuations will continue for the foreseeable future.

    SERVICE REVENUES

    Service revenues increased 22% for both the quarter ended September 30, 1998 and the nine-month period ended September 30, 1998 as compared to the corresponding periods of 1997. These increases are attributable primarily to the renewal of maintenance contracts and increased consulting revenue in connection with the Company's installed customer base. As the Company's products grow in complexity, more support services are expected to be required. The Company intends to satisfy this requirement through internal support, third-party services and OEM support. The gross margin on service revenue increased from 44% and 39% in the third quarter of 1997 and the nine-months ended September 28, 1997, respectively, to 57% and 55% in the comparable periods of 1998.

    For the nine-month period ended September 30, 1998, service revenue grew faster than license revenue and as a result, service revenue represents a larger percentage of total revenues than in the prior year comparable period. The Company continues to emphasize support services as a source of revenue and the growth achieved versus the prior year period reflects the continued growth in the Company's installed base. However, comparative growth rates in service revenue and license revenue may fluctuate from quarter to quarter.

    GEOGRAPHIC DISTRIBUTION

    Informix's net revenues from sales to foreign customers was 50% of total revenue during the third quarter ended September 30, 1998 as compared to 51% for the same quarter in 1997. Foreign sales increased from $75.9 million in the quarter ended September 28, 1997 to $92.9 million in the quarter ended September 30, 1998. For the nine-month period ended September 30, 1998, the Company's net revenues from sales to foreign customers was 52% of total revenue as compared to 53% during the same period in 1997. Foreign sales increased from $256.9 million in the nine-month period ended September 28, 1997 to $268.5 in the nine-month period ended September 30, 1998.

    Sales in Europe increased 33% and 6% for the three-month period and nine-month periods ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. As a percentage of total revenue, sales in Europe remained constant at 33% for the nine-month period ended September 30, 1998, as compared to the corresponding period in 1997. However, sales in Europe as a percentage of total revenue for the quarter ended September 30, 1998 increased to 32% from 30% in the same quarter a year ago. The increase in European sales from the prior year quarter was partially due to the lower than normal level of license revenues attained in the third quarter of 1997 as a result of customer uncertainty regarding the Company's financial condition at that time.

    Despite a significant increase in constant dollars, sales in Asia/Pacific translated into U.S. dollars increased 5% and decreased 1% in the quarter ended and the nine-month period ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. As a percentage of total revenue, sales translated into U.S. dollars in Asia/Pacific remained relatively constant at 11% and 12% for the quarter ended and the nine-month period ended September 30, 1998, respectively, as compared to 13% for both the corresponding periods in 1997.

    Sales in Latin America increased 9% and 5% in the quarter ended and the nine-month period ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. As a percentage of total revenue, sales in Latin America remained relatively constant at 7% for both the quarter ended and the nine-month period ended September 30, 1998 as compared to 8% for both of the corresponding periods in 1997.

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

COST OF SOFTWARE DISTRIBUTION

                                                            QUARTER ENDED                        NINE MONTHS ENDED
                                                       ------------------------               ------------------------
                                                        SEPT. 30,    SEPT. 28,                 SEPT. 30,    SEPT. 28,
                                                          1998         1997       % CHANGE       1998         1997       % CHANGE
                                                       -----------  -----------  -----------  -----------  -----------  -----------
                                                                                  (DOLLARS IN MILLIONS)
Manufactured cost of software distribution...........   $     3.0    $     5.7          (47)%  $    10.1    $    22.2          (55)%
  Percentage of license revenue......................           3%           7%                        4%           8%
Amortization of capitalized software.................   $     5.6    $     6.1           (8)%  $    16.6    $    16.0            4%
  Percentage of license revenue......................           6%           8%                        6%           6%
Write-down to net realizable value...................   $  --        $  --              N/A    $  --        $    14.7         (100)%
  Percentage of license revenue......................          --%          --%                       --%           5%
Total cost of software distribution..................   $     8.6    $    11.8          (27)%  $    26.7    $    52.9          (50)%
  Percentage of license revenue......................           9%          15%                       10%          19%

    Software distribution costs consist primarily of: 1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and 2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    The manufactured cost of software distribution as a percentage of license revenue decreased from 7% in the third quarter of 1997 to 3% in the third quarter of 1998. This decrease was primarily a result of reductions in labor costs, third party software royalties and shipping costs, as well as various cost-savings resulting from the continued conversion of user documentation from printed to electronic media. The manufactured cost of software distribution as a percentage of license revenue decreased from 8% in the nine-month period ended September 28, 1997 to 4% in the same period of 1998. This decrease was primarily caused by a decrease in third party software royalties, the write-off of the Company's BAAN software in the second quarter of 1997, a reduction in labor costs and reductions in materials and shipping costs. In the future, the cost of software distribution as a percentage of revenue may vary depending upon sales levels, labor costs, the success of continued cost-cutting efforts, shipping costs, the cost of third party software that is bundled with the Company's products and whether the product is produced by the Company or reproduced by customers.

    Amortization of capitalized software costs begins in the quarter following the commercial release of the product. The amortization of capitalized software remained flat at 6% of license revenues in the first three quarters of 1998 compared to 6% in the first three quarters of 1997. The amortization of capitalized software will vary slightly quarter to quarter as new products are released and other products become fully amortized.

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

COST OF SERVICES

                                                            QUARTER ENDED                          NINE MONTHS ENDED
                                                       ------------------------                 ------------------------
                                                        SEPT. 30,    SEPT. 28,                   SEPT. 30,    SEPT. 28,
                                                          1998         1997        % CHANGE        1998         1997
                                                       -----------  -----------  -------------  -----------  -----------
                                                                             (DOLLARS IN MILLIONS)
Cost of services.....................................   $    38.5    $    40.5            (5)%   $   113.4    $   128.2
  Percentage of service revenue......................          43%          56%                         45%          61%

                                                        % CHANGE
                                                       -----------
Cost of services.....................................         (12)%
  Percentage of service revenue......................

    Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for the third quarter of 1998 and the nine-month period ended September 30, 1998 decreased by 5% and 12%, respectively, as compared to the same periods in 1997. These decreases were primarily attributable to decreases of 4% and 9% in average headcount for the quarter ended and the nine-month period ended September 30, 1998, respectively, over the same periods in 1997 as well as improved efficiency and better control of outsourced expenses. In the future, the Company expects that cost of services as a percentage of net service revenue will continue to approximate the rate incurred in the first three quarters of 1998.

SALES AND MARKETING EXPENSES

                                                            QUARTER ENDED                        NINE MONTHS ENDED
                                                       ------------------------               ------------------------
                                                        SEPT. 30,    SEPT. 28,                 SEPT. 30,    SEPT. 28,
                                                          1998         1997       % CHANGE       1998         1997       % CHANGE
                                                       -----------  -----------  -----------  -----------  -----------  -----------
                                                                                  (DOLLARS IN MILLIONS)
Sales and marketing expenses.........................   $    64.8    $   101.9          (36)%  $   193.7    $   347.9          (44)%
Percentage of net revenue............................          35%          68%                       37%          72%

    Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. The decrease in sales and marketing expenses in the third quarter of 1998 and the nine-month period ended September 30, 1998, in absolute dollars and as a percentage of net revenue, as compared to the comparable periods of 1997 was primarily the result of a significant reduction of sales and marketing personnel worldwide. For the quarter ended September 30, 1998, average headcount for sales and marketing personnel decreased to 1,178 from 1,480 for the comparable period in 1997, a decrease of 20%. For the nine-month period ended September 30, 1998, average headcount for sales and marketing personnel decreased to 1,177 from 1,656 for the comparable period in 1997, a decrease of 29%. These decreases in headcount account for the majority of the decreases both in percentage decline and absolute dollars spent. In addition, depreciation expense charged to sales and marketing decreased approximately $2.6 million and $11.6 million for the quarter ended September 30, 1998, and the nine-month period then ended, respectively, as compared to such periods in fiscal 1997 in connection with the Company's reassessment of its Superstores concept which occurred in fiscal 1997. The Company's decision to downsize, eliminate or convert Information Superstores into solution labs managed by the Company's consulting practice, coupled with other cost cutting measures resulted in significant charges for restructuring in the second and third fiscal quarters of 1997.

RESEARCH AND DEVELOPMENT EXPENSES

    The following table summarizes research and development costs for the three-month and nine-month periods ended September 30, 1998 and September 28, 1997:

                                                            QUARTER ENDED                          NINE MONTHS ENDED
                                                       ------------------------                 ------------------------
                                                        SEPT. 30,    SEPT. 28,                   SEPT. 30,    SEPT. 28,
                                                          1998         1997        % CHANGE        1998         1997
                                                       -----------  -----------  -------------  -----------  -----------
                                                                             (DOLLARS IN MILLIONS)
Incurred product development expenditures............   $    39.9    $    38.3             4%    $   121.4    $   126.7
Expenditures capitalized.............................        (5.0)        (4.2)           19%        (13.7)       (18.3)
                                                            -----        -----                  -----------  -----------
Research and development expense.....................   $    34.9    $    34.1             2%    $   107.7    $   108.4
                                                            -----        -----                  -----------  -----------
                                                            -----        -----                  -----------  -----------
Expenses capitalized as a percentage of incurred
  expenses...........................................          13%          11%                         11%          14%

                                                        % CHANGE
                                                       -----------
Incurred product development expenditures............          (4)%
Expenditures capitalized.............................         (25)%
Research and development expense.....................          (1)%
Expenses capitalized as a percentage of incurred
  expenses...........................................

    Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution on a straight-line basis over the remaining estimated economic life of the product. Capitalized software costs are generally amortized over three years.

    Product development expenditures increased in absolute dollars by 4% in the third quarter of fiscal 1998 compared to the same period in fiscal 1997. The proportion of capitalized product development expenditures as a percentage of total incurred expenses increased slightly in the third quarter ended September 30, 1998 as compared to the same quarter a year ago and decreased in the nine-month period ended September 30, 1998 compared to the same period in fiscal 1997. The decrease for the nine-month period is attributable to the fact that during the first half of fiscal 1997, a large portion of expenditures incurred were on products, primarily Universal Data Option, formerly Universal Server, and related products, that had reached technological feasibility, but had not yet been commercially released. The Company expects the proportion of work on capitalized projects for the remainder of fiscal 1998 to remain relatively stable compared to the first three quarters of fiscal 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                                            QUARTER ENDED                          NINE MONTHS ENDED
                                                       ------------------------                 ------------------------
                                                        SEPT. 30,    SEPT. 28,                   SEPT. 30,    SEPT. 28,
                                                          1998         1997        % CHANGE        1998         1997
                                                       -----------  -----------  -------------  -----------  -----------
                                                                             (DOLLARS IN MILLIONS)
General and administrative expenses..................   $    20.6    $    18.1            14%    $    50.5    $    72.1
Percentage of net revenue............................          11%          12%                         10%          15%

                                                        % CHANGE
                                                       -----------
General and administrative expenses..................         (30)%
Percentage of net revenue............................

    General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased in absolute dollars in the quarter ended September 30, 1998 as compared to the same quarter in 1997 but remained relatively constant at 11% of net revenue as compared to 12% in the prior year quarter. General and administrative expenses decreased in absolute dollars in the nine-month period ended September 30, 1998 compared to the same period in 1997 due primarily to a reduction in bad debt expense of $18.5 million. This reduction reflects the Company's efforts to better manage both the amount and credit risk of its accounts receivable balances.

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

    In the quarter ended March 31, 1998, the Company wrote off approximately $0.8 million of capitalized software. During the quarter, the Company reviewed its portfolio of software development projects and determined $0.8 million of previously capitalized software costs related primarily to the Company's "Data Director for Java" and "Object Knowledge" application tools products should be written off to cost of software distribution. The Company had developed both of these tools products internally, although the "Data Director for Java" application tools products were initially developed through the use of core technology acquired from CenterView and the "Object Knowledge" application tools products were initially developed through use of core technology acquired from Illustra. In the first quarter of fiscal 1998, the Company (i) determined that the Java interface required by "Data Director for Java" did not perform within acceptable parameters in order to meet market demand; and (ii) decided to abandon the "Object Knowledge" development process in order to focus on developing a similar, internally-developed product called "Visionary." Consequently, the Company canceled the development of both products and wrote off the associated capitalized costs during the first quarter of fiscal 1998, after it was determined that the projected sales of these tools products were not sufficient to realize the capitalized product development costs. The review of software development projects is performed periodically to ensure all capitalized software costs recorded in accordance with FAS 86 are carried at an amount not exceeding their net realizable value. The Company did not write off any capitalized software costs in the second or third quarters of 1998.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    In February 1997, the Company acquired all of the outstanding capital stock of CenterView Software, Inc., a privately owned corporation that provides software tools for application development. The aggregate purchase price was approximately $8.7 million, which included cash plus direct costs of acquisition. For financial statement purposes, the acquisition has been accounted for as a purchase and, based on an independent appraisal of all the assets acquired and liabilities assumed, the purchase price was allocated to the specifically identifiable tangible and intangible assets acquired, including approximately $7 million of purchased research and development which has been charged to operations in the first quarter of 1997, the period the acquisition was consummated. The Company did not have any related activity in the nine-month period ended September 30, 1998.

RESTRUCTURING

    In June and September 1997, the Company approved plans to restructure its operations to bring expenses in line with forecasted revenues. In connection with the restructuring, the Company substantially reduced its worldwide headcount and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in current liabilities at September 30, 1998:

                                             RESTRUCTURING
                                                EXPENSE
                                              AT DEC. 31,     NON-CASH       CASH                         ACCRUAL BALANCE
                                                 1997           COSTS      PAYMENTS      ADJUSTMENTS     AT SEPT. 30, 1998
                                            ---------------  -----------  -----------  ---------------  -------------------
                                                                             (IN MILLIONS)
Severance and benefits....................     $    21.9      $  --        $    19.6      $     2.2          $     0.1
Write-off of assets.......................          48.2           48.2       --             --                 --
Facility charges..........................          34.7            9.4         11.7            5.1                8.5
Other.....................................           3.4            2.7          0.2              0             0.5
                                                  ------          -----        -----            ---                ---
                                               $   108.2      $    60.3    $    31.5      $     7.3          $     9.1
                                                  ------          -----        -----            ---                ---
                                                  ------          -----        -----            ---                ---

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. As of September 30, 1998, the Company had substantially completed this component of its restructure plan. Write-off of assets included write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    Total restructuring expense decreased by $2.6 million and $7.3 million during the quarter ended, and the nine-month period ended, September 30, 1998, respectively. These decreases were primarily due to adjusting the estimated severance and facility charges to actual costs incurred. The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties.

OTHER INCOME/(EXPENSE), NET

    Other income/(expense) for the nine-month period ended September 30, 1998 resulted primarily from a net foreign currency loss of $(2.6) million. Other income/(expense) for the nine-month period ended

September 28, 1997 resulted primarily from a net foreign currency gain of $14.6 million. See "--Foreign Exchange Gains and Losses."

PROVISION FOR INCOME TAXES

    Income tax expense for the quarter ended September 28, 1997 and the nine months ended September 28, 1997 and September 30, 1998 resulted from taxable earnings and withholding taxes in certain foreign jurisdictions where the Company is unable to utilize its net operating loss carryforwards. No income tax expense resulted in the three-month period ended September 30, 1998 due to a change in the Company's effective tax rate for the year ended December 31, 1998. The change resulted from implementation of measures to utilize net operating loss carryforwards in certain foreign jurisdictions and other measures to minimize foreign tax expense.

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

    In addition, during the first quarter of 1998, the Company initiated a program whereby it enters into forward foreign currency exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries for up to a maximum of one year in the future. The Company's outstanding forward exchange contracts used to hedge anticipated net income are marked to market. The Company recorded net foreign currency losses of $2.0 million and $0.5 million for the three-month periods ended September 30, 1998 and September 28, 1997, respectively. The increase of foreign currency losses in the third quarter of 1998 as compared to the prior year is primarily a result of fluctuations in certain European currency exchange rates.

    For the nine-month periods ended September 30, 1998 and September 28, 1997, the Company recorded net foreign currency gains/(losses) of $(2.6) million and $14.6 million, respectively. The restatement of the consolidated financial statements for the quarter ended March 30, 1997 resulted in a change in the Company's foreign currency denominated intercompany accounts receivable and accounts payable balances. As a result, certain foreign currency forward contracts were no longer effective as hedges. Transaction gains and losses realized due to fluctuations in foreign currency exchange rates that were only partially offset by gains and losses on forward foreign currency exchange contracts and the gains and losses on the forward exchange contracts resulted in a net foreign currency gain of $12.2 million in the quarter ended March 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                                            AS OF OR FOR THE
                                                                           NINE MONTHS ENDED
                                                                         ----------------------
                                                                          SEPT. 30,   SEPT. 28,
                                                                            1998        1997
                                                                         -----------  ---------
                                                                         (DOLLARS IN MILLIONS)
Cash, cash equivalents, and short-term investments.....................   $   156.4   $    95.5
Working capital deficit................................................       (14.4)     (254.9)
Cash and cash equivalents used by operations...........................       (23.0)     (144.0)
Cash and cash equivalents used in investment activities, excluding
  investments of excess cash...........................................       (25.9)     (100.9)
Cash and cash equivalents provided by financing activities.............        33.6        67.1

    OPERATING CASH FLOWS

    Cash used by operations decreased significantly to $23.0 million for the nine-month period ended September 30, 1998 from $144.0 million in the same period in 1997 due primarily to the Company's efforts to reduce operating expenses.

    Net accounts receivable increased by $9.6 million as of September 30, 1998 as compared to December 31, 1997. Days sales outstanding increased from approximately 71 days in December 1997 to 74 days in September 1998. The days sales outstanding ratio is dependent on many factors, including the mix of contract-based revenue with significant OEMs and large corporate and government end-users versus revenue recognized on shipments to application vendors and distributors.

    INVESTING CASH FLOWS

    Excluding investments of excess cash, net cash and cash equivalents used in investing activities decreased in the nine-month period ended September 30, 1998 compared to the same period in 1997 due in large part to the Company's emphasis on increasing its working capital position. In the nine-month period ended September 30, 1998, the Company acquired $13.2 million of capital equipment as compared to $94.2 million during the same period in 1997. The decrease of capital equipment purchases in the nine-month period ended September 30, 1998 resulted from the Company's reduction in employee headcount, the related cost containment program and the Company's decision to downsize, eliminate or convert its Superstores into solution labs managed by the Company's consulting practice. In the future, the Company anticipates the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

    In January 1997, the Company entered into a two-year land lease which required a pledge of $61.5 million in cash be placed into a non-interest bearing collateral account controlled by an affiliate of the lessor. In April 1997, the Company exercised its option to purchase the land for $61.5 million with the intent to arrange for the sale of the parcels to unrelated third parties. The $61.5 million is reflected in the "purchases of property and equipment" line of the cash flow statement. The land sales closed in the fourth quarter of fiscal 1997.

    The Company's investments in software costs were previously discussed under "Results of Operations."

    FINANCING

    Net cash and cash equivalents provided by financing activities in the nine-month period ended September 30, 1998 consist primarily of proceeds from the sale of the Company's common stock to employees, and the issuance of 60,000 additional shares of Series A-1 Preferred, in connection with the partial exercise of a warrant to purchase 140,000 shares of Series A-1 Preferred Stock, at a purchase price of $250 per share for net proceeds to the Company of $14.1 million.

    The Company's programs with third-party financing institutions in the first half of fiscal 1997 provided financing for extended credit terms instead of such financing being provided by the Company. This was the primary source of net cash and cash equivalents provided by financing activities in the first half of fiscal 1997. Cash received from customers and third-party financial institutions in advance of revenue being recognized is reflected in the Statement of Cash Flows under "Advances from Customers and Financial Institutions" as a financing activity. The Company no longer enters into third-party financing arrangements involving the sale of its receivables. See "Business Risks--Need for Additional Financing and Working Capital Deficit."

YEAR 2000 COMPLIANCE

    GENERAL

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    The Company has begun to:

    - Review the Year 2000 compliance status of the software and systems used in its internal business processes; and

    - Obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products.

    The Company expects this work to be substantially complete by the Fall of 1999.

    In addition, the Company is considering converting certain of its software and systems to commercial products from third parties that are known to be Year 2000 compliant. This conversion will require:

    - The dedication of substantial time from both Informix administrative and management information personnel;

    - The assistance of consulting personnel from third party software vendors; and

    - The training of the Company's personnel using such systems.

    Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are important to the Company's business are scheduled to be Year 2000 compliant by the end of 1998. To the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no guarantee that the Company will not experience delays in implementing such products. The Company could incur substantial costs and disruption of its business if key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if the Company were to experience delays in implementing Year 2000 compliant software products.

    STATE OF READINESS

    The Company's Year 2000 project is divided into four major sections as follows:

    - The Company's Product Readiness;

    - Information Systems Operations & Applications Software (IS Systems);

    - Third-party Suppliers; and

    - Global Business Processes (includes Facilities, Legal, Manufacturing, Technical Support, Sales, Product Management and Development, Marketing and Finance).

    The Company has engaged Arthur Andersen LLP to help the Company with its Year 2000 project.

    The general phases common to all sections are:

    - Increasing employees' awareness through various forms of communication;

    - Taking an inventory of items relevant to Year 2000 (including computer hardware, software, telecommunications equipment, embedded controllers within our facilities, and other non-computer related equipment), assigning priorities to identified items for assessment and possible renovation, and assessing the status of Year 2000 compliance of items which have been determined to be material to the Company;

    - Repairing or replacing material items that are not Year 2000 compliant;

    - Testing or updates given by third party suppliers; and

    - Designing and implementing contingency and business continuity plans for each internal organization and location during the Year 2000 rollover period. Material items are those items which are believed by the Company to have a negative impact on customer service, involve a risk to the safety of individuals, that may cause damage to property or the environment, or that may affect revenue.

    By November, 1998 the Company expects that the first phase of each section of the project will be completed. The second phase is expected to be completed by the end of 1998. The third phase will continue into the first half of 1999 as various departments perform tests, or receive compliance information from third-party suppliers. The testing phases of the project are being performed primarily by the Company, with the exception of certain key applications which will be analyzed, and possibly renovated and tested, by third-parties.

    The Company has a business continuity program in development to ensure that core business units remain viable and responsive during any interruption of the renovation of its systems. Year 2000-related anomalies that may impact core business units will also be addressed in this program. A working plan of the program should be available within the third quarter of 1999.

    PRODUCT READINESS. All of the Company's currently supported database server products, beginning with the version 5 family, are believed to be Year 2000 compliance. The Company defines "Year 2000 compliant" to mean that "the use or occurrence of the dates on or after January 1, 2000 will not adversely affect the performance or functionality of the database server products with respect to four-digit year dates or the ability of such products to correctly create, store, process, and output information related to such date data, including Leap Year calculations." However, the Company's Year 2000 compliance may be affected by other parts of the system in which the Company's database server products are used, as discussed below.

    In addition, all of the Company's currently supported application development tool products and client API products are believed to be Year 2000 compliant, as well as all connectivity products, Gateway products, DataBlades, C-ISAM, Metacube, and OnLine/Optical.

    The Company's products often depend on data from other parts of the system in which they are being used. Year 2000 compliance is not effective unless all of the hardware, operating system, other software, and firmware being used along with the Company's products correctly interpret and/or translate date data into a four digit year date and properly exchange date data with the Company's products.

    Data integrity is critical and therefore the Company is taking steps to thoroughly test our products under different scenarios.

    IS SYSTEMS. The IS operations of the Company consist of all computer hardware, systems software and telecommunications. The Company's current hardware inventory includes PC Desktops, PC Laptops, UNIX servers, UNIX workstations, and NT workgroup servers. The Company's current software inventory includes Windows 95 operating system and MS Office products, Product Development environment tools for UNIX, and various management systems. The Company's telecommunications equipment includes both voice and data services, including PBX systems, voicemail, ACD, video conferencing, local area networks ("LANs"), wide area networks ("WANs"), and remote access equipment. Conversion and implementation of these components is estimated to be completed by June, 1999. Testing is ongoing as hardware or system software is renovated or replaced. Contingency planning is scheduled to commence in the first quarter of 1999. All IS operations activities are expected to be completed by the third quarter of 1999.

    The applications software section includes both the conversion of applications software that is not Year 2000 compliant and the replacement of such software (where available from the supplier). Significant portions of the Company's key applications have already been renovated. In 1998, the Company began a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. The purpose of this replacement project was to improve access to business information through common, integrated computing systems across the Company. The SAP systems are scheduled for completion by late-1999. The remaining key business software programs are expected to be Year 2000 compliant by the end of 1998. Applications supplied by other vendors are expected to be renovated, replaced, or retired by early 1999. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 project. Contingency planning for this section is scheduled to begin in third quarter 1998 and be completed by mid-1999.

    THIRD-PARTY SUPPLIERS. This section includes the process of identifying and prioritizing critical suppliers and communicating with them about our plans and progress in addressing the Year 2000 problem and how their individual compliance can impact our success. The Company has begun detailed evaluations of the most critical suppliers. These evaluations will be followed by the development of contingency plans, which are scheduled to begin in certain departments in the fourth quarter of 1998, with completion by mid-1999. Follow-up reviews are scheduled through the remainder of 1999.

    GLOBAL BUSINESS PROCESSES. The Company has begun developing plans detailing the tasks and resources required for the global business processes section. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. It also includes readiness in key Informix business areas, including Finance, Technical Support, and Legal. All repair and testing of embedded systems is scheduled to be completed by year-end 1999. Contingency planning for this section is scheduled to begin in first quarter 1999 and be completed by year-end 1999.

    COSTS

    The total cost associated with required modifications to become Year 2000 compliant is expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $4.5 million. The total amount expended on the project through September 30, 1998 was less than $100,000. The estimated future cost of completing the Year 2000 project is estimated to be approximately $4.4 million. The Company estimates that this amount will be spent as follows:

    - $2 million for capital expenditures to repair or replace software and related hardware;

    - Approximately $500,000 for capital expenditures to repair or replace non-IS equipment; and

    - $1.9 million for non-capital expenses for Technical Support, Operations, IS Operations and Applications, and the Year 2000 Program Office. Funds for all non-capitalized items related to the project are provided from a separate Year 2000 G&A budget. Capital costs are included in Informix organizational capital budgets. The costs of implementing the SAP systems is not included in these cost estimates as it is seen as a general business enhancement which is not Year 2000 specific.

    RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could negatively affect the Company's business. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's business. In addition, the Company is exposed to the risk of general infrastructure disruptions that may affect the availability of personnel throughout the Year 2000 rollover period. In addition, Year 2000 issues may affect the purchasing patterns of customers and potential customers. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by Informix, which could have a negative effect on the Company's business.

    The Year 2000 Project is expected to significantly reduce Informix's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third parties suppliers. The Company believes that the possibility of significant interruptions of normal operations will be reduced with the implementation of new business systems and completion of the project as scheduled.

EUROPEAN MONETARY CONVERSION

    On January 1, 1999, a new currency, the Euro, will become the legal currency for eleven of the fifteen member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and the existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

    The Company is evaluating the impact of conversion to the Euro on its business. In particular, the Company is reviewing:

    - Whether it may have to change the prices of its products in the different countries because they will be denominated in the same currency in each country;

    - Whether its internal software systems can process transactions denominated either in current national currencies or the Euro, including converting currencies using computation methods specified by the European Economic Community;

    - The cost to the Company if it must modify or replace any of its internal software systems; and

    - Whether it will have to change the terms of any financial instruments in connection with its hedging activities.

    Based on current information and the Company's initial evaluation, the Company does not expect the cost of any necessary corrective action to have a material adverse effect on its business. However, the Company will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on its business. The Company cannot guarantee that the costs associated with conversion to the Euro will not in the future have a material adverse effect on its business.

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

    UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS

    NOVEMBER 1997 RESTATEMENT. In November 1997, the Company restated its financial statements for fiscal years 1996, 1995 and 1994. This restatement was necessary due to errors and irregularities that took place during these fiscal periods. The restatement significantly changed the Company's previously reported financial condition, particularly because it eliminated the Company's retained earnings and working capital.

    As a result of the restatement, total revenues and net income for fiscal years 1994-1996 were reduced from amounts previously reported:

                                         1996                                     1995                               1994
FISCAL YEAR             ---------------------------------------  ---------------------------------------  --------------------------
(IN MILLIONS)            AS REPORTED    RESTATED    DIFFERENCE    AS REPORTED    RESTATED    DIFFERENCE    AS REPORTED    RESTATED
                        -------------  -----------  -----------  -------------  -----------  -----------  -------------  -----------
REVENUE...............    $   939.3     $   734.5    $  (204.8)    $   714.2     $   636.5    $   (77.7)    $   470.1     $   452.0
NET INCOME (LOSS).....    $    97.8     $   (73.6)   $  (171.4)    $    97.6     $    38.6    $   (59.0)    $    61.9     $    48.3


FISCAL YEAR
(IN MILLIONS)           DIFFERENCE
                        -----------
REVENUE...............   $   (18.1)
NET INCOME (LOSS).....   $   (13.6)

    The restatement also resulted in a $16.2 million increase in revenues for the first quarter of 1997.

    The Company investigated the errors and irregularities that caused it to restate its financial statements and discovered a number of weaknesses in its internal controls. These conditions together represent a "material weakness." The American Institute of Certified Public Accountants defines a material weakness as a condition in which existing internal controls do not adequately reduce the risk that material errors or irregularities occur and are not detected in a timely manner. The Company is implementing a plan to strengthen its internal accounting controls.

    MAY 1998 RESTATEMENT. In May 1998, on the advice of its former independent accountants, the Company decided to recognize revenue for license agreements with customers who include the Company's products for resale in their own products when those products are eventually sold to their customers. As a result, the Company restated its financial results for the quarter ended March 31, 1998. This restatement decreased revenue by $6.2 million, and resulted in a net loss for the quarter.

    FINANCE PERSONNEL. In connection with its audit of the Company's fiscal 1997 financial statements, the Company's former independent accountants determined that a material weakness existed because of a lack of sufficient staffing in Informix's finance department and other conditions. The Company has hired and is continuing to hire a number of employees and consultants for its finance department to ensure that necessary accounting controls are in place.

    GENERAL. Customer and investor uncertainty about the Company's future financial results and business prospects could harm the Company's ability to sell its products. This could seriously harm the Company's business.

    More detailed discussions of the restatements that were completed by the Company in November 1997 and in May 1998 are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and in Note B of Notes to Unaudited Condensed Consolidated Financial Statements. You should read these discussions carefully.

    NEED FOR ADDITIONAL FINANCING

    In the future, the Company may need additional working capital. The Company's inability to obtain additional financing, if and when needed, on commercially favorable terms, could seriously harm the Company's business.

    In December 1997, Informix Software, Inc., a Delaware corporation and the Company's principal operating subsidiary, entered into a loan agreement with a syndicate of commercial banks. The purpose of the loan agreement is to provide the Company with working capital. The loan agreement provides the Company with a line of credit of up to $75 million, with the actual amount borrowable based on a percentage of accounts receivable. As a result, the total amount available under the loan agreement will change from time to time based on the Company's receivables. As of September 30, 1998, the Company had not borrowed any money under the loan agreement. The loan agreement is secured by all of the assets of Informix Software and the capital stock of Informix Software and the Company's other subsidiaries domiciled in the United States.

    In order to borrow money under the loan agreement, the Company must:

    - Maintain specified financial ratios and minimum quarterly revenues, income and cash flow;

    - Limit capital expenditures; and

    - Refrain from engaging in any merger, consolidation, reorganization or other transaction resulting in a fundamental change.

    At June 30, 1998, the Company was not in compliance with the requirements of the loan agreement because it did not have the quarterly cash flows required by the loan agreement for the fiscal quarter ended June 30, 1998. However, the banks waived the Company's non-compliance and amended the loan agreement so that it is now more favorable to the Company. The Company was in compliance with the amended requirements of the loan agreement as of September 30, 1998. There is no assurance that the Company will be able to meet its obligations under the loan agreement.

    WORKING CAPITAL DEFICIT

    The Company has a working capital deficit of $14.4 million as of September 30, 1998. This deficit includes liabilities categorized as advances from customers and financial institutions totaling $139.3 million as of September 30, 1998. These advances are payments that were made by customers, or received from financial institutions, before the Company recognized revenue related to these payments. The Company could be required to refund such advances if the Company fails to comply with certain contractual terms of a specific license agreement.

    If the Company continues to maintain a substantial working capital deficit, it could seriously harm the Company's ability to sell its products because customers and potential customers may be concerned about the Company's financial condition and choose not to buy the Company's products.

    SLOWING GROWTH IN RDBMS MARKET

    Growth rates have been declining in the RDBMS industry. Industry analysts and competitors have predicted continued decline. The decline may become even larger because of recent instability in the Asia-Pacific region. A further decline in industry growth rates could harm the Company's business.

    FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

    The Company is generally unable to predict accurately its future quarterly revenues and operating results. There have been large fluctuations in the Company's quarterly revenues and operating results in the past and these fluctuations may continue because of:

    - Changes in demand for the Company's software;

    - Changes in the domestic or international economies;

    - Aggressive price discounting by the Company or its competitors which could result in the decline of revenue and net income;

    - The size, timing and contractual terms of significant orders, especially because Informix generally recognizes a large portion of its revenue at the end of a quarter;

    - The timing of the introduction of new products or product enhancements by Informix or its competitors;

    - Customer uncertainty about the Company's financial condition and business prospects;

    - Changes in the mix of revenues attributable to domestic and international sales; and

    - Seasonal buying patterns which tend to peak in the fourth quarter.

    LEGAL PROCEEDINGS

    LITIGATION. Since April 16, 1997, various of the Company's investors have filed over 20 separate lawsuits against the Company , Ernst & Young LLP (the Company's former independent accountants) and certain current and former officers and directors of the Company. Most of the lawsuits have been filed as purported class actions by persons who claim that they purchased the Company's common stock during a purported class period. The complaints in the lawsuits, in general, do not specify the amount of damages that plaintiffs seek.

    The plaintiffs claim that:

    - The defendants made or were responsible for false or misleading statements in the Company's filings with the SEC, press releases, statements to securities analysts and other public statements regarding Informix's financial results and business prospects;

    - The defendants overstated the Company's revenue and earnings by improperly recognizing revenue from sales of software licenses; and

    - Some current or former officers and directors engaged in insider trading by selling stock when they knew the Company's revenue and earnings were misstated.

    The complaints allege violations of federal and state securities laws, fraud, and violations of California's unfair business practices statutes.

    The Company also was named as a nominal defendant in eight derivative actions. These actions have been consolidated into a single proceeding, and the consolidated complaint names as defendants Ernst & Young, and certain current or former officers and directors of the Company. The plaintiffs claim that defendants:

    - Breached their fiduciary duties to the Company;

    - Engaged in abuses of their control of the Company;

    - Were unjustly enriched by their sales of the Company's common stock;

    - Engaged in insider trading in violation of California law; and

    - Published false financial information in violation of California law.

    Because of the nature of a derivative action, the Company will be entitled to any recovery from this litigation.

    The pending federal and state securities actions are in the early stages of discovery. As a result, the Company is unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. The Company has not set aside any financial reserves relating to any of these lawsuits. The uncertainty associated with substantial unresolved lawsuits could seriously harm the Company's business. In particular, the lawsuits could harm the Company's relationships with existing customers and its ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of management's time and attention away from business operations, which could harm the Company's business. The lawsuits could also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration they would otherwise be willing to pay in connection with an acquisition.

    SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's stock. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission. The Company is in the process of producing documents and a number of current and former officers have been contacted to provide testimony in the investigation.

    INDEMNIFICATION AGREEMENTS AND LIABILITY INSURANCE

    Under Delaware law, the Company's certificate of incorporation, its bylaws and certain indemnification agreements, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct.

    The Company has purchased directors' and officers' liability insurance to reimburse it for the costs incurred in connection with these indemnification obligations. For the period from August 1996 to August 1997, the period in which most of the claims against the Company and certain of its directors and officers were asserted, the Company had in place three directors' and officers' liability insurance policies, each providing $5 million in coverage for a total of $15 million.

    The 1996-1997 director and officer policies provide that 100% of the costs incurred in defending claims asserted jointly against the Company and its current and former officers and directors are allocable to the individuals' defense and, thus, are covered by the policy. However, the 1996-1997 directors' and officers' policies do not provide any separate coverage for the Company. Moreover, the Company does not have separate insurance to cover the costs of its own defense or to cover any liability for any claims asserted against it.

    DEPENDENCE ON KEY PERSONNEL; PERSONNEL CHANGES; ABILITY TO RECRUIT PERSONNEL

    The Company could be seriously harmed if it is unable to attract and retain highly skilled technical, sales, consulting, marketing and management personnel or if it loses the services of one or more of its executive officers or key employees. The Company depends upon a number of key management and technical personnel, including Robert J. Finocchio, Jr., Informix's Chairman, President and Chief Executive Officer and Jean-Yves F. Dexmier, Informix's Executive Vice President and Chief Financial Officer. In October 1998, Myron ("Mike") Saranga, a key Company employee, resigned from his position as the Company's Senior Vice President for Product Management and Development. F. Steven Weick, Vice President, Research and Development, has succeeded Mr. Saranga.

    The Company's business could be harmed if the Company is not successful in retaining existing employees and attracting, training and retaining additional qualified personnel, particularly in key departments such as product development and sales.

    RISKS ASSOCIATED WITH PREFERRED STOCK FINANCINGS

    In 1997 and 1998 the Company raised $101.7 million through the issuance of convertible preferred stock.

    The Company has designated series A-1 preferred stock and series B preferred stock. Both the series A-1 preferred stock and the series B preferred stock are convertible into shares of the Company's common stock based on the trading prices of the common stock during future periods. The percentage of the Company's common stock owned by current stockholders could decline substantially if:

    - The conversion price of the preferred stock is determined during a period when the market price of the Company's common stock is low;

    - The series A-1 preferred stockholders exercise their right to purchase an additional 80,000 shares of series A-1 preferred stock; and

    - The series B preferred stockholders exercise their rights to purchase, as of September 30, 1998, 1,001,891 shares of the Company's common stock at $7.84 per share.

    The Company does not comply with the terms of the preferred stock agreements, the Company may be unable to engage in various corporate transactions, including:

    - Financing transactions; and

    - Certain transactions involving a change-in-control or acquisition of the Company.

    In addition, as of September 30, 1998, series B preferred stockholders had converted 14,000 shares of series B preferred stock into 3,759,480 shares of the Company's common stock. At each conversion of shares of series B preferred stock the Company must issue additional rights to acquire shares of common stock equal to 20% of the total number of shares of common stock into which the series B preferred stock converts.

    The terms of the financing agreements also include penalty provisions that are triggered if the Company fails to satisfy its obligations. In particular, the holders of the series A-1 preferred stock will become entitled to an annual dividend of approximately $3.0 million, payable quarterly in cash, if the Company fails to satisfy certain covenants, including the following:

    - Have a registration statement covering the common stock issuable upon conversion of the series A-1 preferred stock declared effective by the Commission within 180 days of a registration request from the holders of series A-1 preferred stock (as of the date of this Prospectus, no shares of series A-1 preferred stock were outstanding and, accordingly, the Company had not received a registration request);

    - Obtain stockholder approval of the issuance of the common stock issuable upon conversion of the series A-1 preferred stock in the event that such approval becomes required by the rules of The Nasdaq National Market; and

    - Redeem the shares of series A-1 preferred stock if the holder objects to a change-in-control transaction because the potential acquiror of the Company does not meet specified market capitalization and trading volume requirements.

    If the Company must pay these dividends, the holders of the series A-1 preferred stock will become immediately entitled to designate a number of members of the Company's board of directors corresponding, as a percentage of the total number of members, to the percentage of the Company's outstanding common stock held by these holders.

    The holders of the series B preferred stock are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of series B preferred stock, resulting in a total annual dividend of $1.8 million based upon the 36,000 shares of series B preferred stock (face value $1,000 per share) outstanding at September 30, 1998. The dividend is generally payable upon the conversion or redemption of the series B preferred stock and may be paid in cash or shares of the Company's common stock. The Company may be unable to fund the payment or redemption and, even if funding is available, large dividend payments may seriously harm the Company's business.

    COMPETITION; PRICING RISKS

    The Company faces intense competition in the market for RDBMS software products. The Company's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. The Company's principal competitors include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Most of these competitors have significantly greater resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.

    The following factors could drive down the prices of database software and related products:

    - Increased customer use of new operating systems like Windows NT;

    - Access to these products through low-end desktop computers;

    - Access to data through the Internet;

    - The bundling of these software products for promotional purposes or as a long-term pricing strategy; and

    - Aggressive price discounting by the Company or its competitors.

    If the Company significantly reduces the prices of its products or services, and these reductions are not offset by increases in sales volume, the Company's business could be seriously harmed.

    TECHNOLOGICAL CHANGE AND NEW PRODUCTS

    The market for the Company's products and services is characterized by:

    - Rapidly changing technology;

    - Changing customer needs;

    - Frequent new product introductions; and

    - Evolving industry standards that may render existing products and services obsolete.

    The life cycles of the Company's products are difficult to estimate. In order to grow and prosper, the Company must:

    - Continue to enhance its existing products;

    - Introduce new products on a timely and cost-effective basis;

    - Match or exceed the product deliveries of its competitors; and

    - Continue to make substantial investments in its product development efforts.

    The Company may not have sufficient resources to make necessary investments.

    The Company has experienced product development delays in the past and may experience delays in the future because of:

    - High attrition in its product development group; and

    - Difficulty in attracting qualified replacement development personnel.

    These problems could harm the Company's ability to develop new products or product enhancements. Delays in the scheduled availability, a lack of market acceptance of its products or the Company's failure to accurately anticipate customer demand and meet customer performance requirements could seriously harm the Company's business.

    In addition, despite testing, products as complex as the Company's may contain undetected errors or bugs when first introduced or as new versions are released. Undetected errors or bugs could delay the introduction or commercial acceptance of the products.

    Commercial acceptance of the Company's products and services could also be harmed by:

    - Critical or negative statements made or reports issued by brokerage firms, industry analysts or financial analysts;

    - Advertising or marketing efforts of competitors;

    - Other factors that could affect consumer perception, including the restatement of the Company's financial statements, a continuing working capital deficit, and its restructuring; and

    - Delays in market acceptance of object-relational database management products offered by Informix

    INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

    The Company's business could be harmed by factors associated with international operations such as:

    - Changes in foreign currency exchange rates;

    - Uncertainties relative to regional, political and economic circumstances; and

    - Recent instability in the Asia-Pacific region.

    International sales represented approximately 54% of total revenues for the years ended December 31, 1997 and December 31, 1996, and 52% of total revenues for the nine-month period ended September 30, 1998. The Company's sales to the Asia-Pacific region accounted for approximately 12% of the Company's total revenues in the year ended December 31, 1997, 13% of the Company's total revenues in the year ended December 31, 1996, and 12% of the Company's total revenues in the nine-month period ended September 30, 1998.

    The Company cannot predict the effect of exchange rate fluctuations on future operating results. Most of Informix's international revenue and expenses are denominated in local currencies. The Company takes into account changes in exchange rates in its pricing strategy, but only on an annual basis. As a result, the Company has substantial foreign exchange risk during the period between annual pricing reviews.

    The Company attempts to reduce this pricing exposure by entering into forward currency exchange contracts to hedge up to 80% of the forecasted net income of its foreign subsidiaries for up to one year in the future. If the Company does not accurately forecast net income or properly hedge these amounts, Informix's operating results could be harmed.

    Also, the sales cycles for the Company's products is relatively long. Foreign currency fluctuations could, therefore, result in large changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. As a result of the foregoing factors, the Company's business could be seriously harmed by fluctuations in foreign currency exchange rates.

    YEAR 2000 RISKS

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    The Company could incur large costs and the disruption of its business if key systems fail as a result of Year 2000 problems or if the Company experiences delays in implementing Year 2000 compliant software products. To the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, the Company may experience delays in implementing the products.

    In addition, the failure to correct a significant Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations which could harm the Company's business. The Company may not have enough available personnel to implement its Year 2000 project.

    Also, Year 2000 issues may affect the purchasing patterns of customers and potential customers. Many companies are spending large amounts of money to become Year 2000 compliant. Their spending may reduce funds available to purchase the Company's products.

    The Company is:

    - Reviewing the Year 2000 compliance status of the software and systems used in its internal business processes; and

    - Obtaining appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products.

    The Company expects this work to be substantially complete by the Fall of 1999.

    In addition, the Company is considering converting certain of its internal software and systems to commercial products from third parties that are known to be Year 2000 compliant. This conversion will require:

    - The dedication of substantial time from the Company's administrative and management information personnel;

    - The assistance of consulting personnel from third party software vendors; and

    - The training of the Company's personnel using such systems.

    Based on available information, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are important to the Company's business are scheduled to be Year 2000 compliant by the end of 1998.

    The Company's Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third parties suppliers. The Company believes that the probability of significant interruptions of normal operations will be reduced with the implementation of new business systems and completion of the project as scheduled.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

    The Company's success depends on proprietary technology. The Company cannot guarantee that it can effectively protect its technology. The loss of any substantial portion of the Company's rights in its technology or extended litigation to protect its rights could seriously damage the Company's business. The Company relies primarily on a combination of:

    - Patent, copyright and trademark laws;

    - Trade secrets;

    - Confidentiality procedures;

    - Contractual provisions contained in its license agreements; and

    - Technical measures.

    The Company may be unable to protect its technology because:

    - Unauthorized third parties may be able to copy aspects of the Company's products or to obtain and use the Company's proprietary information;

    - The Company's competitors may independently develop similar or superior technology;

    - Policing unauthorized use of the Company's software is difficult;

    - The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States;

    - "Shrink-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions;

    - Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others; and

    - Third parties may claim that the Company's products infringe upon their proprietary rights.

    PRODUCT LIABILITY

    A product liability claim brought against the Company could harm the Company's business. However, the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to product liability claims.

    ANTITAKEOVER PROTECTIONS

    The Company is authorized to issue, without any further vote or action by its stockholders, preferred stock with dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences determined by the Company's board of directors. This ability could have the effect of delaying, deferring or preventing a change in control or acquisition of the Company.

    The issuance of preferred stock could drive down the market price of the Company's common stock and the voting and other rights of the holders of the Company's common stock. The issuance of preferred stock could weaken the voting power of the holders of the Company's common stock through the loss of voting control. In particular, certain rights, preferences and privileges of the series A-1 preferred stock and series B preferred stock could prevent or discourage potential bids to acquire the Company, unless the terms of the acquisition are approved by the holders of preferred stock.

    The Company has taken steps designed to reduce its vulnerability to an unsolicited acquisition proposal. These include:

    - Elimination of the right of stockholders to act without holding a meeting;

    - Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings; and

    - A board of directors divided into three classes, with each class standing for election once every three years.

    These provisions are intended to enhance the likelihood of continuity and stability in the management of the Company. They may discourage certain types of transactions which involve an actual or threatened change in control or acquisition of the Company. These steps are also intended to discourage certain tactics that may be used in proxy fights, but they could have the effect of discouraging tender offers for shares of the Company's common stock. They may prevent an increase in the market price of Informix's common stock resulting from actual or rumored takeover attempts.

    The Company has adopted a rights agreement that grants holders of Informix common stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt and this has the effect of requiring cooperation with the

Company's board of directors. This may also prevent an increase in the market price of the Company's common stock resulting from actual or rumored takeover attempts.

    The Company is subject to Delaware's antitakeover law which prevents certain Delaware corporations, such as the Company, from engaging in a business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. A business combination includes, among other things, a merger or consolidation involving the Company and the interested stockholder and the sale of more than 10% of the Company's assets. An interested stockholder is any entity or person beneficially owning 15% or more of the Company's outstanding voting stock. This may also delay, defer or prevent a change in control or acquisition of the Company.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

    - Market uncertainty about the Company's financial condition or business prospects or the prospects for the RDBMS market in general;

    - Revenues or results of operations that do not match analysts' expectations;

    - The introduction of new products or product enhancements by the Company or its competitors;

    - General business conditions in the software industry;

    - Changes in the mix of revenues attributable to domestic and international sales; and

    - Seasonal trends in technology purchases and other general economic conditions.

    In addition, the stock market is subject to extreme price and volume fluctuations, which particularly affect the market for the securities of many technology companies. These fluctuations have often been unrelated to the operating performance of the specific companies.

    EUROPEAN MONETARY CONVERSION

    On January 1, 1999, a new currency, the Euro, will become the legal currency for eleven of the fifteen member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and the existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

    The Company is evaluating the impact of conversion to the Euro on its business. In particular, the Company is reviewing:

    - Whether it may have to change the prices of its products in the different countries because they will be denominated in the same currency in each country;

    - Whether its internal software systems can process transactions denominated either in current national currencies or the Euro, including converting currencies using computation methods specified by the European Economic Community;

    - The cost to the Company if it must modify or replace any of its internal software systems; and

    - Whether it will have to change the terms of any financial instruments in connection with its hedging activities.

    Based on current information and the Company's initial evaluation, the Company does not expect the cost of any necessary corrective action to seriously harm its business. However, the Company will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on its business. The

Company cannot guarantee that the costs associated with conversion to the Euro will not in the future seriously harm its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RATE RISK

    INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio at September 30, 1998:

                                                               AVERAGE
                                                            INTEREST RATE    COST     FAIR VALUE
                                                            -------------  ---------  -----------
Cash equivalents
  Fixed rate..............................................        5.47%       75,733      75,733
  Variable rate...........................................        5.60%        5,454       5,454
Short-term investments
  Fixed rate..............................................        5.50%       11,507      11,506
  Variable rate...........................................       --           --          --

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

    Subsequent to fiscal year end 1997, the Company began entering into forward foreign currency exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries of up to a maximum of one year in the future. From an accounting perspective, these hedges are considered to be speculative. The Company's outstanding forward exchange contracts used to hedge anticipated net income are marked to market.

FORWARD CONTRACTS

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           CONTRACT     FAIR
AT SEPTEMBER 30, 1998                                                        RATE       VALUE
----------------------------------------------------------    CONTRACT     ---------  ---------
                                                                VALUE
                                                            -------------
                                                                 (IN
                                                             THOUSANDS)
Forward Currency contracts sold:
Deutsche Mark.............................................   $    18,806   $    1.71  $    (233)
Japanese Yen..............................................         9,560      129.50        455
British Pound.............................................         8,925        1.65       (250)
Korean Won................................................         4,900    1,435.54       (188)
Singapore Dollar..........................................         4,496        1.69          3
Australian Dollar.........................................         3,259        1.65         84
Swiss Franc...............................................         2,536        1.39          8
French Franc..............................................         1,668        6.00       (103)
Taiwanese NT..............................................         1,267       34.01         20
Italian Lira..............................................         1,119    1,787.40        (83)
Other (individually less than $1 million).................         6,609          NM       (144)
                                                            -------------             ---------
Total.....................................................   $    63,145              $    (431)
                                                            -------------             ---------
                                                            -------------             ---------
Forward currency contracts purchased:
British Pound.............................................   $    50,462   $    1.69  $     231
French Franc..............................................        12,089        5.62        (60)
Swedish Krona.............................................         3,163        7.88         (6)
Denmark Krone.............................................         1,510        6.39         (4)
Deutsche Mark.............................................         1,201        1.67        (13)
Other (individually less than $1 million).................         1,916          NM         (8)
                                                            -------------             ---------
Total.....................................................   $    70,341              $     140
                                                            -------------             ---------
                                                            -------------             ---------
Grand Total...............................................   $   133,486              $    (291)
                                                            -------------             ---------
                                                            -------------             ---------

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about July 20, 1998, an individual plaintiff filed an action in federal court in the Southern District of New York. The complaint captioned BERMAN V. INFORMIX CORPORATION, alleges factual claims similar to the federal securities laws complaints filed in Northern California described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Risks--Litigation." The complaint seeks an unspecified amount of actual damages and $5 million in punitive damages. The Company has moved to transfer this action to the Northern District of California.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During September 1998, holders of the Series B Preferred Stock converted a total of 13,500 shares of Series B Preferred into 3,679,472 shares of the Company's common stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 885,891 shares of common stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $549,178 to such stockholders.

    Subsequent to September 30, 1998, holders of the Series B Preferred converted an additional 9,350 shares of Series B Preferred into 2,130,069 shares of common stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 426,010 shares of common stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $442,863 to such stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1998 Annual Meeting of Stockholders of the Company was held on July 16, 1998. The following matters were voted on at the Annual Meeting:

1.  Election of Class II directors to serve three-year terms expiring in 2001:

                                                                                    VOTES
                                                                           -------------------
                                                   FOR         WITHHELD        ABSTENTIONS          BROKER NON-VOTES
                                              -------------  ------------  -------------------  -------------------------
James L. Koch...............................    148,002,667    2,060,890            0                       0
Thomas A. Mcdonnell.........................    147,976,913    2,086,644            0                       0

    Each of the following director's term of office as a director continued after the Annual Meeting:

                                Leslie G. Denend
                               Cyril J. Yansouni
                              Albert F. Knorp, Jr.
                              Robert F. Finocchio

2. Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company for the current fiscal year ending December 31, 1998.

                                 VOTES
-----------------------------------------------------------------------
     FOR         AGAINST       ABSTENTIONS        BROKER NON-VOTES
-------------  ------------  ---------------  -------------------------
149,033,303        614,715         415,539                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NO.    EXHIBIT
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule.

    (b) Reports on Form 8-K.

    None.

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

Dated: November 16, 1998

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT                                                                                          PAGE
-------------  ---------------------------------------------------------------------------------------------  ---------
       27.1    Financial Data Schedule.