Form 10-K
period 1998-12-31
INFORMIX CORP
filed 1999-03-30
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq Stock Market, was approximately $1,654,026,369. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 26, 1999, Registrant had 189,031,585 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                           -----------
PART I...................................................................................................           1
  ITEM 1.       BUSINESS.................................................................................           1
  ITEM 2.       PROPERTIES...............................................................................          11
  ITEM 3.       LEGAL PROCEEDINGS........................................................................          12
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................          13

PART II..................................................................................................          14
  ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................          14
  ITEM 6.       SELECTED FINANCIAL DATA..................................................................          15
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....          16
  ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................          46
  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................          47
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....          47

PART III.................................................................................................          49
  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........................................          49
  ITEM 11.      EXECUTIVE COMPENSATION...................................................................          49
  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................          49
  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................          49

PART IV..................................................................................................          50
  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................          50
SIGNATURES...............................................................................................          54

                                     PART I

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

ITEM 1.  BUSINESS

    Informix Corporation is a leading supplier of information management software and solutions to governments and enterprises worldwide. We design, develop, manufacture, market and support

    - Relational database management systems

    - Connectivity interfaces and gateways

    - Graphical and character-based application development tools for building database applications that allow customers to access, retrieve and manipulate business data

    We also offer complete solutions, which include our database management software, our own and third-party software, and our consulting services, to help customers design and deploy data warehouses, Web-based enterprise repositories and electronic commerce applications.

    On December 31, 1998, we expanded our ability to deliver data warehousing solutions by acquiring Red Brick Systems, Inc. We issued approximately 7.6 million shares of our Common Stock to the former stockholders of Red Brick in exchange for all of the outstanding shares of Red Brick stock. In addition, we assumed all of the outstanding options to purchase shares of Red Brick common stock. Red Brick's data mart technology is offered as part of our data warehousing solution. See "Products--Solutions" below.

BACKGROUND

    Today's organizations generate and store ever-increasing amounts of information. Databases and database management systems were developed to electronically store, manage, retrieve and analyze information (data) in the most efficient way possible. In general, databases represent large aggregations of data records, such as sales transactions, inventories, and customer profiles. Database management systems ("DBMS") control the organization, storage, retrieval, security and integrity of data in a database. By managing user read/write authorizations, the DBMS also allows concurrent access to the stored data by multiple users without corrupting the underlying data.

    Relational databases, developed in 1970, address the issues of data redundancy and data dependence common in pre-relational or hierarchical databases. By organizing the data into pre-defined and related tables, relational database management systems ("RDBMS") protect the integrity of the data and improve the efficiency of the database. A relational database also has the important advantage of being easy to extend with new data categories.

    Organizations commonly employ RDBMS software for use in storing, managing and retrieving the large amounts of data necessary to support four types of systems:

    - Internal management information systems, such as accounting, human resources and manufacturing

    - Mission-critical online transaction processing ("OLTP") systems that process business information from a large number of locations or users

    - Data warehousing/data mart systems that aggregate data from multiple OLTP systems and perform sophisticated analyses to support business decisions

    - Internet applications, including dynamic site publishing, information retrieval and electronic commerce.

    We believe that technological advances, including the development and commercialization of the Internet, will lead to increasingly sophisticated customer requirements for data storage and management beyond the functionality offered by conventional RDBMS products. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes audio, video, text and three dimensional graphics in addition to conventional character data. Since 1996, we have devoted substantial resources to the development of object-relational database management systems, which provide RDBMS functionality for complex data such as images, video, audio and spatial data, and tools for applications in multimedia and entertainment, digital media publishing, retail and financial services.

    We market our products to end-users on a worldwide basis directly through our sales force and indirectly through application resellers, original equipment manufacturers ("OEMs") and distributors. The principal geographic markets for our products are North America, Europe, the Asia/Pacific region, and Latin America. In recent years, approximately half of our total revenues have been generated outside North America. Our customers include businesses ranging from small corporations to Fortune 1000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality and government services sectors. We also market our products to state, local and national governments.

PRODUCTS

    Our products can be divided into three main categories:

    - SOFTWARE PRODUCTS, which include our database management systems, tools, and connectivity products

    - SERVICES, including maintenance, consulting, education and training and customer support

    - SOLUTIONS, which combine both software and services into business solutions for data warehousing, web-based enterprise repositories and electronic commerce

SOFTWARE PRODUCTS

    INFORMIX DYNAMIC SERVER

    The core of our product offering is Informix Dynamic Server-TM- ("IDS"), our powerful, multithreaded enterprise database server designed for scalability, manageability, and performance. IDS offers full RDBMS functionality across various hardware architectures (uniprocessor, symmetric multiprocessor, symmetric multiprocessor clusters, and massively parallel processing architectures) and database models (relational and object-relational) to enable seamless migration of applications, data and skills. As an open system built to support industry standards, IDS uses a single architecture for the Windows NT, UNIX and Linux operating systems.

    We also provide workgroup, personal and developer versions of IDS, which have been adapted for workgroup, single-user and development environments.

    Based on our Dynamic Scalable Architecture-TM-, IDS features parallel data processing capability, replication and connectivity options built into its core. IDS is available in a variety of configurations based upon adding one or more of the configuration options described below.

    ADVANCED DECISION SUPPORT OPTION-TM- extends IDS with a variety of data warehousing functions including summarization, sampling, and "top-N."

    EXTENDED PARALLEL OPTION-TM- adapts IDS to work within loosely coupled, share-nothing computing architectures, including clusters of symmetric multiprocessing systems and parallel processing systems.

    UNIVERSAL DATA OPTION-TM- adds extensibility to IDS and support for SQL3 and DataBlade-Registered Trademark- modules. Extensibility includes the ability to add new objects and data types, such as images, audio, video and spatial data, business specific procedures and logic, and new indexing search methods to the server. DataBlade modules encapsulate specific datatypes and logic for easy integration with IDS so that organizations can quickly extend the functionality of the database to support datatypes unique to an organization. We offer DataBlade modules for text, rich content, unicode, video, geodetic, spatial and time series data. Additional DataBlade modules are available from third parties, including DataBlade modules for local languages, advanced search and retrieval capabilities, digital media, spatial and geo-spatial applications, messaging, data warehousing (data cleansing, qualification and queries), bio-informatics and medical imaging and security.

    INFORMIX METACUBE-REGISTERED TRADEMARK- adds to IDS a business analysis environment for data warehouses. This option provides a multidimensional view of data without the constraints of a two dimensional (row and table) data model. This option also includes MetaCube Explorer; MetaCube Scheduler for batch processing; MetaCube Queryback for running queries in the background; MetaCube Aggregator for creating and maintaining aggregates in a data warehouse; MetaCube for Excel which enables data warehouse analysis in an Excel spreadsheet environment; and MetaCube for the Web which extends analysis capabilities to intranets. MetaCube currently supports both Informix's and Oracle's databases.

    WEB INTEGRATION OPTION-TM- delivers an open platform that provides high-performance connectivity between Web servers and IDS. This option enables developers to create intelligent web applications based upon data stored in a database to deliver tailored, multimedia Web pages to users.

    CONNECTIVITY AND GATEWAY PRODUCTS

    Connectivity and gateway products provide for the integration of our database servers with business applications and data from other databases. Our family of connectivity products includes INFORMIX-Client SDK-TM-, a package of several application programming interfaces ("APIs") that allow developers to write applications in the language (Java, C++, C, or ESQL) with which they are most familiar, as well as specialized connectivity products supporting the ESQL and C languages, Open Database Connectivity standards, object-oriented APIs, and Java. Our gateway products allow tools and applications to access data from Oracle, Sybase, IBM and other non-Informix databases.

    DATABASE TOOLS

    We provide a comprehensive array of application development tools that are tightly integrated with IDS and which enable the creation of powerful business applications for the IDS environment. Using our development tools, application developers can quickly create a wide range of applications, including Web-ready, dynamic content management and Java-based systems. Our application development tools include:

    INFORMIX-4GL PRODUCT FAMILY: The INFORMIX-4GL product family includes INFORMIX-4GL Rapid Development System, INFORMIX-4GL Interactive Debugger and INFORMIX-4GL Compiler. Together they form a comprehensive fourth-generation application development and production environment that provides abundant power and flexibility without the need for third-generation languages like C or COBOL. In 1998, a new release of INFORMIX-4GL added Global Language Support, allowing developers to deploy a single application worldwide, and DBCENTURY, providing a simple upgrade path for applications that were initially coded to support two digit year fields.

    INFORMIX DYNAMIC 4GL: Informix Dynamic 4GL is the latest addition to the INFORMIX 4GL product family and enables transformation of character-based 4GL programs into Windows and Motif Graphical User Interface database applications, with a simple recompile. Informix Dynamic 4GL offers customers a choice of deployment options from character, Windows 3.11, Windows 95, Windows NT and X11 Window System (UNIX and Macintosh) clients, to NT and UNIX servers. Informix Dynamic 4GL's "thin client" three-tier architecture, combined with these flexible deployment options, allows customers to deploy new, state-of-the-art Graphical User Interface applications within existing desktop and network infrastructures.

    INFORMIX DATA DIRECTOR-TM- FAMILY: The INFORMIX Data Director product suite is an advanced solution for building Web-ready, dynamic content management applications for IDS. Data Director greatly reduces the amount of application code developers need to write for client/server solutions by automating all of the data access operations of the client application. INFORMIX Data Director for Visual Basic is a powerful, model-driven data access and data management platform that enables Visual Basic developers to create scalable database-aware forms. INFORMIX Data Director for Web is a robust and visually intuitive development environment that enables developers to quickly prototype, build, and deploy dynamic Web applications that are optimized for IDS.

    INFORMIX VISIONARY-TM-: Visionary is a no-code, enabling technology that brings powerful visual information and exploration capabilities to IDS with Universal Data Option. Informix Visionary provides a window, or portal, into all corporate data through the creation of "worlds" or applications. Users can explore each of these worlds or applications to see ever-increasing levels of detail. The full product suite includes Visionary Studio, a no-code authoring environment, and a runtime viewer that can be embedded as an ActiveX control, providing seamless integration with other best-of-breed development tools.

SERVICES

    We maintain field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to our customers. These services include pre-sales and post-sales technical assistance, consulting, product and sales training and technical support services. Consultants and trainers provide services to customers to assist them in the use of our products and the design and development of applications that utilize our products.

    We provide post-sales support to our customers on an optional basis for annual fees which generally range from 16% to 24% of the license fees paid by the customer. These support services usually include product updates.

SOLUTIONS

    In 1998 we announced plans to offer complete solutions, including our database engines, related application software and consulting services, for data warehousing, Web-based enterprise repositories and electronic commerce.

    INFORMIX DECISION FRONTIER-TM- SOLUTION SUITE is our integrated suite of products for deploying data warehouses and data marts. Informix Decision Frontier consists of:

    - INFORMIX DYNAMIC SERVER WITH ADVANCED DECISION SUPPORT AND EXTENDED PARALLEL OPTIONS--our core database system with features designed to support large general purpose data warehouses

    - RED BRICK WAREHOUSE--our database designed specifically for single-purpose data marts

    - INFORMIX METACUBE-REGISTERED TRADEMARK---our relational online analytical processing (ROLAP) business analysis environment for Informix and Oracle databases. Metacube provides a multidimensional view of warehouse data so it can be compared and analyzed over various combinations of business dimensions, such as time and geography

    - INFORMIX DATASTAGE--an extract, transfer and load tool for extracting data from multiple sources and loading it into the data warehouse

    - SEAGATE CRYSTAL INFO--a distributed report creation system that presents data analysis results flexibly and attractively

    - INFORMIX DECISION FASTSTART-TM---a consulting and service package that helps customers reduce the timetable for designing and implementing data warehouses

    INFORMIX I.REACH is our Web-based enterprise repository solution that allows organizations to manage enterprise information across intranet, extranet and Internet environments. Informix i.Reach allows content authors to publish and distribute their own content, reducing the time and cost associated with managing and maintaining corporate information. It is a rapidly deployable solution that includes Informix Dynamic Server with Universal Data Option, the Web Integration Option, Informix DataBlade technology and our enterprise consulting services for value-based delivery.

    INFORMIX I.SELL scheduled for general release in April 1999, is our electronic storefront solution that integrates our database technology with application server technology and application software to provide a complete, rapidly deployable E-Commerce solution. E-Commerce Web sites built with Informix i.Sell are capable of dynamically merchandising products tailored to each shopper, handling large numbers of transactions, and collecting and analyzing customer data to improve profitability.

MARKETING AND CUSTOMERS

    We distribute our products through the channels of direct end-user licensing, OEMs, application vendors addressing specific markets, and distributors. We have chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. We have generally avoided exclusive relationships with our licensees and other resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. For fiscal 1998, sales of licenses directly to end users accounted for 69% of our total license revenues and sales to OEMs and sales through distributors and resellers accounted for 31% of our total license revenues.

    At December 31, 1998, our sales, marketing and support staff totaled 1,128 employees in the North America region; 179 employees in the Latin America region; 606 employees in Europe, the Middle East and Africa; and 370 employees in the Asia/Pacific region.

LICENSING

    END-USER LICENSING

    We license our products to organizations worldwide through our direct sales force, value-added resellers and telemarketing. We believe that the common core technology of our database management system products, based on standard operating systems and the SQL database language, helps us sell into major corporations and government agencies that wish to standardize their diverse computing environments. As a result, certain of these end-user organizations have entered into general purchasing agreements with us which offer volume discounts.

    APPLICATION VENDOR AND OEM LICENSING

    Since our inception, we have licensed application vendors to distribute our products. A typical application vendor develops an application (E.G., an insurance agency management system) using one of our products. The application vendor purchases a license for the use of our product to develop the application program. Depending on the application developed, the vendor may purchase a run-only license, a full version license or multiple product licenses. In addition, the application vendor may resell our products to end users for use in conjunction with its own applications.

    Application vendors develop applications using a wide array of application development tools, including our products such as Informix-4GL and Informix-SQL, as well as products offered by third parties. Applications developed using our products are generally portable across various brands of computers and different operating systems.

    We have specialized programs to support the application vendor distribution channel. Under these programs, we provide to selected application vendors a combination of marketing development services, consulting and technical marketing support and discounts.

    Our products are also distributed by hardware manufacturers under original equipment manufacturer (OEM) licenses as an embedded part of the their product.

    DISTRIBUTOR LICENSING

    We have established a network of full service international distributors who provide local service and support, as well as our products, to their respective national markets. We use distributors to supplement our direct sales force, which enables us to increase our worldwide market coverage.

PRODUCT DEVELOPMENT

    The computer software industry is highly competitive and rapidly changing. Consequently, we dedicate considerable resources to research and development efforts to enhance our existing product lines and to develop new products to meet new market opportunities. Most of our current software products have been developed internally; however, we have acquired certain software products from others and plan to do so again in the future.

    Major product releases resulting from research and development projects in fiscal 1998 included new releases of IDS and the Advanced Decision Support Option; IDS support for the NT, Linux, and Solaris 7 operating environments; IDS, Personal Edition; Informix Dynamic 4GL; enhancements to the Informix 4GL development tool; a new version of Informix Data Director; and the Decision Frontier Solution Suite.

    Our current product development efforts are focused on:

    - Improving and enhancing current products and developing new products, with particular emphasis on parallel computer architecture, user-defined database extensions, Web technology integration, graphical desk top and system administration, analytical templates, and support for industry standard and emerging development tools

    - Improving our products to provide greater speed and support for larger numbers of concurrent users

    - Adapting new products to the broad range of computer brands and operating systems that we currently support, and adapting current products to new brands of computers and operating systems that represent attractive market opportunities for our products

    As of December 31, 1998, we had 1,079 regular employees engaged in research and development. The market for qualified development engineers remains highly competitive.

    Our research and development expenditures for fiscal 1998, 1997 and 1996 were $146.3 million, $139.3 million, and $120.2 million, respectively, representing approximately 20%, 21%, and 16% of net revenues for these periods. In addition, during fiscal 1998, 1997 and 1996, we capitalized product development costs of $18.6 million, $21.8 million, and $28.4 million, respectively, in accordance with Statement of Financial Accounting Standards No.
86. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

    Competitors in the RDBMS market compete primarily on the basis of product price and performance characteristics, name recognition, technical product support, product training and services. With respect to product performance, we believe that the principal competitive factors include:

    - Application development productivity (I.E., the speed with which applications can be built)

    - Database performance (I.E., the speed at which database storage and retrieval functions are executed)

    - Product function and features

    - The ability to support large warehouses of information

    - Reliability, availability and serviceability

    - The distribution of software applications and data across networks of computers from multiple suppliers

    - The ability to manage complex data and solve more complex business problems based on such data

    The RDBMS software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Our competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. Our principal competitors include Computer Associates International, Inc.; IBM; Microsoft; NCR/Teradata; Oracle and Sybase. Additionally, as we expand our business into the data warehousing and Web/E-commerce markets, we expect to compete with companies offering highly specialized products in each of these market segments.

INTELLECTUAL PROPERTY

    Our success depends on proprietary technology. To protect our proprietary rights, we rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions contained in our license agreements and technical measures. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. We hold seven United States patents and several pending applications.

    Our products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink wrap" and "click wrap" licenses, which include a notice informing the end-user that, by opening the product packaging or, in the case of an online transaction, by downloading the product, the end-user agrees to be bound by our license agreement printed on the package or displayed on the customer's computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event of our bankruptcy, liquidation or otherwise ceasing to conduct business.

EMPLOYEES

    As of December 31, 1998, Informix and its subsidiaries employed 3,984 regular employees worldwide, including 2,283 in sales, marketing and support, 1,079 in research and development, 84 in operations and 538 in administration and finance. Of our total employees at December 31, 1998, approximately 1,561 were located outside North America. None of our employees located in the United States are represented by a labor union. A small number of employees located outside the United States are represented by labor unions, and the degree and scope of representation varies from country to country. We have not experienced any work stoppages either domestically or internationally.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning our executive officers as of December 31, 1998, with the exception of Howard A. Bain, III, our Executive Vice President and Chief Financial Officer, who joined us in January, 1999.

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Robert J. Finocchio, Jr. .................          47   President, Chief Executive Officer and Chairman of the Board of
                                                           Directors
Howard A. Bain, III.......................          53   Executive Vice President and Chief Financial Officer
Jean-Yves F. Dexmier......................          47   Executive Vice President, Field Operations
Karen Blasing.............................          42   Vice President, Business Development Finance
Susan T. Daniel...........................          57   Vice President, Human Resources
James F. Engle............................          52   Vice President and Treasurer
Diane L. Fraiman..........................          43   Vice President, Corporate Marketing
James F. Hendrickson, Jr. ................          59   Vice President, Customer Services, and Lenexa (Kansas) Site
                                                           General Manager
Stephen E. Hill...........................          40   Vice President and General Manager, Tools Business Unit
Donald W. Hunt............................          43   Vice President, North American Field Operations
Gary Lloyd................................          51   Vice President, Legal, General Counsel and Secretary
Leonard Palomino..........................          39   Vice President and General Manager, Data Warehousing
Wesley Raffel.............................          43   Vice President and General Manager, Web and E-Commerce
Stephanie P. Schwartz.....................          50   Vice President, Corporate Controller
Michael R. Stonebraker....................          55   Vice President and Chief Technology Officer
F. Steven Weick...........................          53   Vice President, Research & Development

    ROBERT J. FINOCCHIO, JR. has served as our Chairman, President and Chief Executive Officer since July 1997. From December 1988 until May 1997, Mr. Finocchio was employed with 3Com Corporation ("3Com"), a global data networking company, where he held various positions, most recently serving as President, 3Com Systems. Prior to his employment with 3Com, Mr. Finocchio held various executive positions in sales and service with Rolm Communications, a telecommunications and networking company, most recently as Vice President of Rolm Systems Marketing. Mr. Finocchio also serves as a director of Latitude Communications, a teleconferencing company, and UpShot Corporation, a web technology company. Mr. Finocchio is also a Regent of Santa Clara University. Mr. Finocchio holds a B.S. in economics from Santa Clara University and an M.B.A. from the Harvard Business School.

    HOWARD A. BAIN, III has served as our Executive Vice President and Chief Financial Officer since January 1999. Prior to joining us, Mr. Bain held various positions at Symantec Corporation, since October 1991. Most recently Mr. Bain was Vice President, Worldwide Operations and CFO at Symantec Corporation. Mr. Bain graduated from California Polytechnic University in 1971 with a B.S. in business and is a Certified Public Accountant.

    JEAN-YVES F. DEXMIER has served as our Executive Vice President, Field Operations since January 1999. He served as our Executive Vice President and Chief Financial Officer from October 1997 to January 1999. Mr. Dexmier also served as our Secretary from October 1997 to February 1998. Mr. Dexmier served as a strategy consultant to high technology companies from February 1997 to September 1997. From November 1995 until February 1997, Mr. Dexmier served as Senior Vice President and Chief Financial Officer of Octel Communications Corporation, a provider of voice messaging systems ("Octel"). From April 1995 to

October 1995, Mr. Dexmier served as Chief Financial Officer for Kenetech Corporation, a wind energy company. From May 1994 to March 1995, Mr. Dexmier served as Chief Financial Officer for Air Liquide America Corporation, a U.S. subsidiary of the French-based group Air Liquide, a worldwide producer of industrial gases. From January 1991 to January 1994, Mr. Dexmier served as Chief Financial Officer for Thomson Consumer Electronics, Inc., a subsidiary of Thomson SA, a worldwide electronics manufacturer. Mr. Dexmier holds a B.S. in mathematics from Lycee Pasteur, a Ph.D. in electronics from the Ecole Nationale Superieure de l'Aeronautique et de l'Espace and an M.B.A. in economics and finance from the Ecole Polytechnique. In addition, he attended the executive management program at the University of Michigan School of Business Administration.

    KAREN BLASING has served as our Vice President, Business Development Finance since May 1998. Prior to that time, Ms. Blasing served as our Corporate Controller since June 1996 and as a Vice President of Informix since August 1997 before resigning from such positions in April 1998. Ms. Blasing joined Informix in November 1992 as its Director of Financial Reporting and Analysis. From January 1989 to October 1992, Ms. Blasing was a Senior Financial Manager at Oracle Corporation, a provider of information management software and services. Ms. Blasing holds a B.S. in both economics and business from the University of Montana and an M.B.A. from the University of Washington.

    SUSAN T. DANIEL has served as our Vice President, Human Resources since February 1998. From March 1981 until February 1998, Ms. Daniel served in a variety of positions at Advanced Micro Devices, Inc., a semiconductor manufacturer, most recently as Vice President, Human Resource Operations. Ms. Daniel holds a B.A. in History from Queens College, an M.A. in social studies from Syracuse and J.D. from Santa Clara University.

    JAMES F. ENGLE has served as our Vice President and Treasurer since December 1997. Mr. Engle served as our acting Corporate Controller from April 1998 until June 1998. From 1991 until December 1997, Mr. Engle served as a Vice President and the Corporate Treasurer of Octel. Mr. Engle holds a B.A. in economics from the University of Missouri and an M.B.A. in international business and corporate finance from the Columbia University Graduate School of Business.

    DIANE L. FRAIMAN has served as our Vice President, Corporate Marketing since April 1998. From September 1996 to March 1998, Ms. Fraiman served as Vice President, Marketing Video & Networking Division, at Tektronix, Inc., a producer of hardware and software networking and video products. From May 1994 to August 1996, Ms. Fraiman was Director of Marketing at Sequent, a manufacturer of large-scale multiprocessor systems. From 1978 to April 1994, Ms. Fraiman worked in a variety of positions at Digital Equipment Corporation, a global networking company, most recently as its Director, Corporate Digital/Microsoft Alliance. Ms. Fraiman holds a B.S. in biomedical engineering from Vanderbilt University.

    JAMES F. HENDRICKSON, JR. has served as our Vice President, Customer Services, since July 1992 and as our Lenexa (Kansas) Site General Manager since February 1995. From 1991 until the time he joined us, Mr. Hendrickson was Senior Vice President of Sales and Support at Image Business Systems, a developer of document image management software for client/server systems. Mr. Hendrickson holds a B.S. in mechanical engineering from Stanford University and an M.B.A. in business and administration from the University of California, Los Angeles.

    STEPHEN E. HILL resigned as our Vice President and General Manager, Tools Business Unit, on December 31, 1998, a position which Mr. Hill had held since January 1998. Prior to assuming that position, Mr. Hill served as our Vice President, Advanced Technology since December 1995. Mr. Hill had been employed with us since 1985 and served in various strategic planning and marketing positions. Prior to joining us, Mr. Hill held various product development positions at General Electric Company, a diversified electronics and manufacturing company, Software Publishing Corporation, a supplier of business productivity software, and Human Edge Software, a business software company. Mr. Hill holds a B.S. in electrical engineering from the University of Vermont.

    DONALD W. HUNT resigned as our Vice President, North American Sales, on December 31, 1998, a position which Mr. Hunt had held since August 1998. Previous to August 1998, Mr. Hunt was our Vice President, North America End User Sales. Mr. Hunt joined us in February 1997 as Vice President and General Manager responsible for business sales in the Eastern United States and Canada. Prior to joining us, Mr. Hunt held key positions at both Open Market, a provider of electronic commerce on the Internet, and Sun Microsystems. At Open Market, he held the position of Vice President of the Americas, and at Sun Microsystems he held the position of Director of Independent Software Vendors for North America. Mr. Hunt's career started at Digital Equipment Corporation, where he held various sales and marketing management positions. Mr. Hunt holds a B.S. in business administration from Salem State College, Salem, Massachusetts.

    GARY LLOYD has served as our Vice President, Legal and General Counsel since January 1998 and as our Secretary since February 1998. From November 1997 until January 1998, Mr. Lloyd served as our interim General Counsel. From March 1994 until October 1997, Mr. Lloyd was with the law firm of Farella Braun & Martel L.L.P. From 1984 until February 1994, Mr. Lloyd served in a variety of positions at the Securities and Exchange Commission, most recently as its Assistant Director, Division of Enforcement. Mr. Lloyd holds a B.A. in political science and English from Kent State University and a J.D. from Case Western Reserve University.

    LEONARD PALOMINO has served as our Vice President and General Manager, Datawarehousing since August 1998. From November 1996 to August 1998, Mr. Palomino served as our Vice President, Enterprise Services. Since January 1991, Mr. Palomino held various other positions including Vice President, Advanced Technology Group, Executive Director of Client Services and Director of Client Services. Prior to joining us, Mr. Palomino held various positions at Century Analysis, Inc., including Support Manager. Mr. Palomino holds an A.S. in Computer Science from Spokane Falls College.

    WESLEY RAFFEL has served as our Vice President and General Manager, i.Informix since August 1998. From September 1997 to August 1998, Mr. Raffel served as our Vice President, North American Field Operations. From January 1996 to January 1997, Mr. Raffel served as Senior Vice President, Sales and Marketing, and was the acting Chief Executive Officer, of AssureNet Pathways, Inc., a network security company. From October 1992 to September 1995, Mr. Raffel was Vice President, Sales, of Global Village Communication, Inc., a designer of integrated communications products for personal computers. Prior to joining Global Village, Mr. Raffel held a variety of positions at 3Com, most recently as its Vice President, Intercontinental Operations. Mr. Raffel holds a B.A. in general studies from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business.

    STEPHANIE P. SCHWARTZ has served as our Vice President and Controller since June 1998. Prior to joining us, Ms. Schwartz served as Chief Financial Officer of Atalla Corporation, a developer of secure on-line transaction automation systems and subsidiary of Tandem Computers Inc., a position she had held since October 1996. Since August 1991, Ms. Schwartz served in a variety of positions at Tandem, a developer of computer and software systems, most recently as its Director, Business Development, Asia Pacific Division. Ms. Schwartz holds a B.S. degree in mathematics from the Massachusetts Institute of Technology and an M.B.A. in finance from Fairleigh Dickenson University.

    MICHAEL A. STONEBRAKER has served as our Vice President and Chief Technology Officer since February 1996. Dr. Stonebraker co-founded Illustra and served in a consulting capacity with Illustra as its Chief Technology Officer until February 1996. Dr. Stonebraker is a professor emeritus of Electrical Engineering and Computer Sciences at the University of California, Berkeley, where he joined the faculty in 1971. Dr. Stonebraker holds a B.S. in electrical engineering from Princeton University and an M.S. and Ph.D. in computer information and control engineering from the University of Michigan.

    F. STEVEN WEICK has served as our Vice President of Research and Development since October 1998, and is responsible for all of our core research and development, including server development, Datablade module engineering, client and system management development, tools, partner engineering and product management. Mr. Weick joined us in 1997 as Vice President of Server Development. Prior to joining us, Mr. Weick was Vice President of Engineering for MapInfo Inc., a business mapping solutions company from 1995 to August 1997. Mr. Weick led development activities for five years at Tandem Computers, the last three as Vice President of Communications Hardware and Software Products, and earlier led the Non-Stop SQL server, compiler and tools development groups. Mr. Weick began his career at IBM in 1965 as a development engineer; he held numerous positions at IBM, including: chief architect for database products, consultant to the corporate technical committee, development manager responsible for DB2, and program manager for compilers. Mr. Weick holds a B.S. in mathematics from Purdue University and an M.B.A. from Pepperdine University.

ITEM 2.  PROPERTIES

    Our headquarters and principal marketing, finance, sales, administration, customer service and research and development operations are located in five buildings in a corporate office park in Menlo Park, California. We currently lease approximately 214,000 square feet of space in these buildings. The leases for spaces in two of the buildings expire in September 2001. The leases for space in the remaining three of the buildings expire in March 2003. In addition, we lease space totaling approximately 33,000 square feet in two nearby buildings. These leases expire in May 2003 and October 2000.

    In addition, certain of our research and development facilities, a portion of our customer service organization, our principal domestic manufacturing facility and our telemarketing organization are located in a 135,000 square foot facility in Lenexa, Kansas. The buildings are leased to us under a lease expiring in April 2003, subject to renewal for up to two additional five-year terms. We leased the Lenexa, Kansas facility from a partnership of which we held a 50% partnership interest. In the first quarter of 1998 we sold our interest in 49.9% of the partnership to the other partner.

    Some of the research and development operations for our products and a portion of customer service and sales training are located in Oakland, California. We lease approximately 130,000 square feet at this site, and the lease expires in May 2003. We also lease 47,276 square feet in Portland, Oregon, primarily for our research and development group. The lease on approximately one-half of this space expires on October 31, 2003. The lease on the remaining space expires in March 2000.

    In December 1998, through the acquisition of Red Brick, we assumed the lease obligations for a number of facilities in North America, London and Tokyo. Disposition efforts are currently underway for all of these facilities. We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. We believe that our current facilities are adequate to meet our needs through the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

ACTIONS ARISING UNDER FEDERAL AND STATE SECURITIES LAWS

    Beginning on or about April 16, 1997, over 20 complaints alleging violations of the federal securities laws were filed against us, (in some cases) Ernst & Young LLP ("Ernst & Young"), our former independent accountants and certain of our current and former officers and directors in the United States District Court for the Northern District of California. Most of the complaints have been filed as purported class actions by individuals who allege that they are individual investors who purchased our common stock during a purported class period; the alleged class periods vary among the complaints. On August 20, 1997, the District Court entered an order consolidating all of the separately-filed class actions pending at that time, designating the action as IN RE INFORMIX CORPORATION SECURITIES LITIGATION, and designating as "related cases" all cases brought under the federal securities laws then pending and any that may be filed after that date.

    A related non-class action, TEACHERS' RETIREMENT SYSTEM OF LOUISIANA AND STATE BOARD OF ADMINISTRATION OF FLORIDA V. INFORMIX CORPORATION ET AL., has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION for all pre-trial purposes. The LOUISIANA and FLORIDA plaintiffs request a total of $10.173 million in damages. Another related individual complaint, BERMAN V. INFORMIX CORPORATION, has also been consolidated.

    On or about March 19, 1998, another complaint alleging securities and common law fraud and misrepresentation causes of action was filed in the United States District Court for the Northern District of California. This complaint, captioned WILLIAMS V. INFORMIX CORPORATION, ET AL., alleges both individual and class claims on behalf of former securities holders of Illustra Information Technologies, Inc. ("Illustra") who exchanged their Illustra securities for our securities in February 1996 in connection with our February 1996 acquisition of Illustra pursuant to an Agreement and Plan of Reorganization. This matter has been consolidated with IN RE INFORMIX CORPORATION SECURITIES LITIGATION. The WILLIAMS complaint, like the previously-filed federal complaints, alleges that we and certain of our former officers and/or directors, and our independent auditors, issued false or misleading statements regarding our reported financial results and business prospects.

    The existing federal court complaints allege that we, Ernst & Young and the other named defendants issued or caused to be issued false or misleading statements in our filings with the Commission, press releases, statements to securities analysts and other public statements regarding our financial results and business prospects. In particular, the plaintiffs allege, among other things, that the defendants overstated our revenue and earnings during the time period by improperly recognizing revenue from sales of software licenses. All of these actions allege that the false and misleading statements violate section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints further allege that the named current and former officers and directors sold our common stock while in the possession of adverse material nonpublic information. The complaints, in general, do not specify the amount of damages that plaintiffs seek.

    The District Court has appointed a mediator to conduct settlement negotiations in an effort to resolve the consolidated federal class action and, possibly, some or all of the other private securities litigation in which we are involved. Several meetings to discuss settlement have been held, and the mediator's efforts are continuing. At this time, we do not know: (i) what the outcome of the mediation will be; (ii) whether there will be a settlement of some or all of the securities litigation in which we are involved; or (iii) in the event of a settlement, what our contribution to the settlement will be.

    Three purported securities class actions containing allegations similar to the federal actions were filed in the Superior Court of the State of California, County of San Mateo between May 19, 1997 and August 25, 1997. The Superior Court has consolidated these actions into DAYANI V. INFORMIX CORPORATION ET AL. The amended complaint in DAYANI is identical to its federal court counterpart, except that it alleges claims under California law. The Superior Court case is proceeding on a coordinated basis with its federal court counterpart.

    DERIVATIVE ACTIONS

    We also were named as a nominal defendant in eight derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California, County of San Mateo. The cases have been consolidated under the caption IN RE INFORMIX CORPORATION DERIVATIVE LITIGATION. The consolidated, amended complaint alleges that, based upon the facts alleged in the federal and state securities class actions, defendants breached their fiduciary duties to Informix, engaged in abuses of their control of Informix, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law and published false financial information in violation of California law. The consolidated, amended complaint names as defendants Ernst & Young, the current or former officers named in the class action cases, and Albert F. Knorp, Jr., James L. Koch, Thomas A. McDonnell and Cyril J. Yansouni, our non-management directors. The plaintiff seeks unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

    In addition, in July 1997, the Securities and Exchange Commission issued a formal order of investigation of Informix and certain unidentified individuals associated with Informix with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. We are cooperating in the investigation and are providing all information requested by the Commission. We have produced documents and other information and are facilitating the testimony before the Commission of certain current and former officers and employees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    Our Common Stock is traded on the National Market of The Nasdaq Stock Market under the symbol "IFMX." The following table lists the high and low closing sales prices of our Common Stock for the periods indicated.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDING DECEMBER 31, 1998:
  Fourth Quarter...............................................................................  $    9.88  $    3.81
  Third Quarter................................................................................       7.75       3.50
  Second Quarter...............................................................................      10.06       6.22
  First Quarter................................................................................       8.81       5.09
FISCAL YEAR ENDING DECEMBER 31, 1997:
  Fourth Quarter...............................................................................  $    8.03  $    4.06
  Third Quarter................................................................................      12.20       6.28
  Second Quarter...............................................................................      15.13       6.78
  First Quarter................................................................................      24.00      15.25

    At December 31, 1998, there were approximately 4,100 stockholders of record of our Common Stock, as shown in the records of our transfer agent.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our Common Stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The holders of our Series B Convertible Preferred Stock (the "Series B Preferred") are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend accrual of $1.2 million, based on the 23,300 shares of Series B Preferred outstanding at December 31, 1998. As of December 31, 1998, aggregate accrued, but unpaid, dividends of approximately $2.6 million were owed to the holders of the Series B Preferred. The dividend is generally payable upon the conversion or redemption of the Series B Preferred and may be paid in cash or, at our election and subject to certain conditions, in shares of Common Stock. In addition, the Certificate of Designation of the Series B Preferred prohibits us from paying any dividend or other distribution on any security ranking junior to the Series B Preferred.

    In the first quarter of 1999, we paid $1.3 million to the Series B Preferred stockholders as a result of certain contractual provisions under our Registration Rights Agreement with the Series B Preferred stockholders. This amount was recognized in fiscal 1998 as an additional dividend to the Series B Preferred stockholders.

    The Series B Preferred is convertible at the election of the holders into shares of Common Stock. The currently outstanding Series B Preferred was originally issued on November 19, 1997. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each share of Series B Preferred, which has a face value of $1,000, is convertible into (i) shares of Common Stock at a per share price equal to the lowest of (A) the average of the closing bid prices for the Common Stock for the 22 trading days immediately prior to the 180th day following the initial issuance date of the Series B Preferred, (B) 101% of the average of the closing bid prices for the Common Stock for the 22 trading days ending five trading days prior to the date of actual conversion or (C) 101% of the lowest closing bid price for the Common Stock during the five trading days immediately prior to the date of actual conversion and (ii) warrants to acquire that number of shares of Common Stock equal to 20% of the shares determined pursuant to item (i). The exercise price for these warrants is $7.84 per share. The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of specified events.

RECENT SALES OF UNREGISTERED SECURITIES

    We have issued and sold the following unregistered securities during the period covered by this report which have not previously been reported in our quarterly reports on Form 10-Q:

    On November 25, 1998, pursuant to a Subscription Agreement dated August 12, 1997, as amended on November 17, 1997, the holder of a warrant to purchase up to 80,000 shares of our Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred") exercised the warrant and we sold 80,000 shares of our Series A-1 Preferred for aggregate gross proceeds of $20,000,000. The Series A-1 Preferred was convertible into shares of Common Stock at any time after issuance and the holder immediately converted all of the Series A-1 Preferred into 4,642,525 shares of Common Stock.

    The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, ("Securities Act") in reliance on Regulation S under the Securities Act, Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Section 3(a)(9) of the Securities Act as transactions by an issuer not involving a public offering or as an exchange of our securities with existing security holders where no commission or other renumeration is paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us, to information about the Registrant.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                            1998(1)    1997(2)     1996*      1995*      1994*
                                           ---------  ---------  ---------  ---------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $ 734,983  $ 663,892  $ 734,540  $ 636,547  $ 451,969
Net income (loss)........................     57,718   (356,867)   (73,565)    38,600     48,293
Preferred stock dividend.................     (3,478)      (301)        --         --         --
Value assigned to warrants...............     (1,982)    (1,601)        --         --         --
Net income (loss) applicable to common
  stockholders...........................  $  52,258  $(358,769) $ (73,565) $  38,600  $  48,293
Net income (loss) per common share:
  Basic..................................  $    0.31  $   (2.36) $   (0.49) $    0.27  $    0.35
  Diluted................................  $    0.30  $   (2.36) $   (0.49) $    0.26  $    0.34
Total assets.............................    615,305    563,244    881,998    682,445    447,769
Long-term obligations....................      3,313      6,311      2,359      2,846        892
Retained earnings (accumulated
  deficit)...............................  $(220,426) $(278,144) $  78,723  $ 154,098  $ 115,668

------------------------
* Financial data for such fiscal year reflect the information from the Company's restated financial statements.

(1) In fiscal 1998, we recorded restructuring-related adjustments that increased operating income by $10.3 million and, in connection with our acquisition of Red Brick in December 1998, recorded a charge to operations of $2.6 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses.

(2) In fiscal 1997, we recorded a restructuring charge of $108.2 million, a write-down of certain assets in Japan of $30.5 million and a write-down of capitalized software of $14.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF INFORMIX, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS," "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the years ended December 31, 1998, 1997 and 1996.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----

                                                                PERCENT OF NET
                                                                   REVENUES
                                                              ------------------
Net revenues:
  Licenses..................................................   52%    57%    68%
  Services..................................................   48     43     32
    Total net revenues......................................  100    100    100
Cost and expenses:
  Cost of software distribution.............................    5     10      6
  Cost of services..........................................   21     25     20
  Sales and marketing.......................................   37     63     56
  Research and development..................................   20     21     16
  General and administrative................................   10     13      9
  Write-off of goodwill and long-term assets................   --      5     --
  Write-off of acquired research and development............   --      1     --
  Restructuring charges.....................................   (1)    16     --
  Merger expenses...........................................   --     --      1
    Total expenses..........................................   92    154    108
Operating income (loss).....................................    8    (54)    (8)
Net income (loss)...........................................    8%   (54)%  (10)%

    Our operating results for fiscal 1998 improved over the prior year due to revenue growth of 11% and a reduction in operating expenses of 34%. The growth in consolidated revenues was primarily derived in North America as sales increased by 18% in this region during fiscal 1998, while Latin America and Europe experienced revenue growth of 7% and 6%, respectively, during the same period. Revenues in Asia/Pacific in fiscal 1998, while consistent with fiscal 1997 when translated into U.S. dollars, actually increased 16% on a constant-currency basis. In an effort to keep operating expenses in line with revenues, and as a result of our restructuring initiated in fiscal 1997, we reduced total operating expenses as a percent of net revenues from 154% in fiscal 1997 to 92% in fiscal 1998. The most significant cost-cutting efforts were achieved in sales and marketing as we were able to reduce these expenditures, as a percentage of net revenues, from 63% in fiscal 1997 to 37% in fiscal 1998. In total dollars, sales and marketing expenses decreased from $417.2 million in fiscal 1997 to $268.5 million in fiscal 1998, or 36%. We believe that research and development is essential to maintaining our competitive position in our primary markets and as a result increased research and development expenditures by 5% in fiscal 1998. Revenue growth combined with lower operating costs resulted in operating income of $61.1 million for fiscal 1998 compared to an operating loss of $355.7 million in fiscal 1997.

REVENUES

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

    LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's).

    License revenues for fiscal 1998 increased slightly to $383.5 million from $378.2 million in fiscal 1997. We believe that this modest increase in license revenues reflected a number of factors which affected us during fiscal 1998, including an overall decrease in revenue growth rates in the RDBMS industry worldwide, continued uncertainty in the Asia/Pacific economies and financial markets as well as changes to our European management.

    License revenues declined by 25% to $378.2 million for fiscal 1997 from $502.7 million for fiscal 1996. We believe that this decrease was primarily attributable to slowing growth in the market for RDBMS products and customer uncertainty about our financial condition at that time. In addition, we experienced a significant turnover in senior management sales positions during fiscal 1997, which adversely affected sales.

    Our increased focus on reseller channels in fiscal 1996 resulted in a significant build-up of licenses that had not been resold or utilized by the resellers. As discussed in Note 1 to our Consolidated Financial Statements for the year ended December 31, 1998, revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Amounts received from customers and financial institutions in advance of revenue being recognized are recorded as a liability in "advances from customers and financial institutions" in our Consolidated Financial Statements. Advances in the amount of $121.1 million and $180.0 million had not been recognized as earned revenue as of December 31, 1998 and 1997, respectively. During the year ended December 31, 1998, we received $11.4 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $66.1 million. Included in the $66.1 million recognized were $61.7 million of licenses which were resold or utilized by the reseller and $4.4 million related to contractual reductions in customer advances. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

    As of December 31, 1998, we had reached structured settlements with three resellers with remaining rights to resell a total of $25.7 million of our products. In accordance with the settlements, the minimum future reduction in customer advances totals $18.4 million and $7.3 million for the years ended December 31, 1999 and 2000, respectively.

    In order to properly recognize revenue on arrangements where the reseller has duplication rights, we rely on accurate and timely reports from resellers of the quantity of licenses that have been resold or utilized. In instances where a reseller does not submit a timely report, we accrue royalty revenue through the end of the reporting period provided we have vendor specific historical information. From time to time, late or inaccurate reports are identified or corrected for a variety of reasons, including resellers updating their reports or as a result of our proactive activities such as audits of the resellers' royalty reports. As a result, revenue from these late or updated reports, which was not previously accrued, is recognized in the period during which the reports are received. Such revenue amounted to approximately $6.0 million for fiscal 1998. We expect that the late or inaccurate reporting of resale or utilization of licenses by resellers and the resulting fluctuations will continue for the foreseeable future.

    Our license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income

(loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportionate amount of our license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

    SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues increased 23% to $351.4 million for fiscal 1998 from $285.7 million for fiscal 1997. Service revenues also increased 23% in fiscal 1997 as compared to $231.8 million for fiscal 1996. Service revenues accounted for 48%, 43% and 32% of total revenues in fiscal 1998, 1997 and 1996, respectively. The increase in service revenues, both in absolute dollars and as a percentage of total revenues, is attributable primarily to higher initial year maintenance fees and the renewal of maintenance contracts in connection with our installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support.

    Consulting and training revenues remained flat at $97.9 million for fiscal 1998 as compared to $97.6 million in fiscal 1997. Consulting and training revenues increased 34% to $97.6 million in fiscal 1997 from $72.8 million in fiscal 1996. The growth in the consulting and training practice in fiscal 1997 was driven by increased demand for consulting services primarily in North America and in Europe. In addition, some significant large consulting contracts were executed in fiscal 1997 and contributed to the significant increase of consulting revenues compared to the prior year.

COST OF SOFTWARE DISTRIBUTION

                                                             1998       CHANGE       1997       CHANGE       1996
                                                           ---------  -----------  ---------  -----------  ---------
                                                                             (DOLLARS IN MILLIONS)
Total cost of software distribution......................  $    35.4         (44)% $    63.0          35%  $    46.8
Percentage of license revenues...........................          9%                     17%                      9%

    Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software.

    Cost of software distribution decreased to $35.4 million in fiscal 1998 from $63.0 million and $46.8 million in fiscal 1997 and fiscal 1996, respectively. Cost of software distribution as a percentage of license revenue was 9%, 17% and 9% in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998, both in absolute dollars and as a percentage of license revenue, was primarily caused by a write-down in fiscal 1997 of $14.7 million to net realizable value of certain of our database tool products related to our acquisition of CenterView Software, Inc. in the first quarter of fiscal 1997, a decrease in third party software royalties, the write-off of certain unused application software in the second quarter of fiscal 1997 and a reduction in labor, materials and shipping costs. Amortization of capitalized software remained relatively flat at $20.7 million in fiscal 1998 compared to $21.4 million in fiscal 1997 and increased 47% in fiscal 1997 as compared to $14.6 million for fiscal 1996. The increase in amortization of capitalized software in fiscal 1997 over fiscal 1996 was due primarily to the release of our object-relational Universal Data Option product in the fourth quarter of fiscal 1996. The amortization of capitalized software will vary from period to period as new products are released and other products become fully amortized.

COST OF SERVICES

                                                                      1998        CHANGE        1997        CHANGE        1996
                                                                    ---------  -------------  ---------  -------------  ---------
                                                                                        (DOLLARS IN MILLIONS)
Cost of services..................................................  $   155.3           (7)%  $   166.9            15%  $   144.9
Percentage of service revenues....................................         44%                       58%                       62%

    Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for fiscal 1998 decreased by 7% to $155.3 million as compared to $166.9 million in fiscal 1997 and decreased as a percentage of net service revenues to 44% for fiscal 1998 compared to 58% for fiscal 1997. These decreases were primarily attributable to decreases of 11% in average headcount for fiscal 1998 over the same period in 1997 as well as improved efficiency and better control of outsourced expenses. Cost of services increased 15% to $166.9 million for fiscal 1997 from $144.9 million for fiscal 1996. Cost of services decreased as a percentage of net service revenues to 58% for fiscal 1997 compared to 62% for the same period in 1996. During fiscal 1997, gross margins increased relative to both support revenue and consulting/training revenue, particularly in the third and fourth quarters of that year. We believe that the increased margins during fiscal 1997 were attributable principally to more efficient delivery of services.

SALES AND MARKETING EXPENSES

                                                                      1998       CHANGE       1997        CHANGE        1996
                                                                    ---------  -----------  ---------  -------------  ---------
                                                                                       (DOLLARS IN MILLIONS)
Sales and marketing expenses......................................  $   268.5         (36)% $   417.2            1%   $   413.7
Percentage of net revenues........................................         37%                     63%                       56%

    Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. Sales and marketing expenses decreased 36% to $268.5 million for fiscal 1998 from $417.2 million for fiscal 1997. Sales and marketing expenses increased less than 1% to $417.2 million for fiscal 1997 from $413.7 million for fiscal 1996. As a percentage of net revenues, sales and marketing expenses decreased to 37% in fiscal 1998 from 63% in fiscal 1997 and 56% in fiscal 1996. The decrease in sales and marketing expenses in fiscal 1998 in absolute dollars and as a percentage of net revenues, as compared to fiscal 1997 was primarily the result of a significant reduction in average sales and marketing headcount worldwide. The slight increase in sales and marketing expense in fiscal 1997 in absolute dollars compared to fiscal 1996 was a result of continued increased expenses in the early months of fiscal 1997, offset by a significant reduction in overall sales and marketing expenses in the second half of fiscal 1997 in connection with our restructuring.

RESEARCH AND DEVELOPMENT EXPENSES

                                                                      1998       CHANGE       1997       CHANGE       1996
                                                                    ---------  -----------  ---------  -----------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Incurred product development expenditures.........................  $   164.9           2%  $   161.1           8%  $   148.6
Expenditures capitalized..........................................       18.6         (15)       21.8         (23 )      28.4
Research and development expenses.................................      146.3           5       139.3          16       120.2
Expenditures capitalized as a percentage of incurred..............         11%                     14%                     19%

    Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses increased 5% to $146.3 million for fiscal 1998 from $139.3 million for fiscal 1997. The increase in research and development expenses in absolute dollars for fiscal 1998 is attributable primarily to increases in salary and benefits and a

15% decrease in the amount of product development expenditures capitalized in fiscal 1998 compared to fiscal 1997. This decrease in capitalized expenditures is attributable to the fact that, during the first half of fiscal 1997, a large portion of expenditures incurred were on products that had reached technological feasibility but had not yet been commercially released. Research and development expenses increased 16% to $139.3 million for fiscal 1997 from $120.2 million for fiscal 1996. The increase in research and development expenses for fiscal 1997 from fiscal 1996 is attributable principally to an increase in headcount, which occurred during the early part of fiscal 1997, working on new products and product extensions. The higher capitalization in absolute dollars of product development expenditures in fiscal 1996 compared to fiscal 1997 also resulted from an increase in the work involved on products that had already reached technological feasibility as they neared their release dates.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                          1998       CHANGE       1997        CHANGE        1996
                                                                        ---------  -----------  ---------  -------------  ---------
                                                                                           (DOLLARS IN MILLIONS)
General and administrative expenses...................................  $    76.1         (13)% $    87.5            36%  $    64.4
Percentage of net revenues............................................         10%                     13%                        9%

    General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses decreased 13% to $76.1 million for fiscal 1998 from $87.5 million for fiscal 1997 and increased 36% to $87.5 million from $64.4 million for fiscal 1996. The decrease in fiscal 1998 in absolute dollars and as a percentage of net revenues was primarily the result of a reduction in bad debt expense due to our efforts to better manage both the amount and credit risk of our accounts receivable balances, offset by increases in legal and other professional service fees, consulting fees and average headcount. The increase in fiscal 1997 when compared to fiscal 1996 was primarily due to the expansion of our international operations and incremental legal expenses resulting from the stockholders' litigation and auditing expenses relating to the restatement of our financial statements.

WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS

    During the first quarter of 1997, our Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, we evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and goodwill. Based on this evaluation, we determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined by using estimated future discounted cash flows and/or resale market quotes as appropriate.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT

    On December 31, 1998, we acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining, in a transaction which has been accounted for as a purchase. We issued approximately 7.6 million shares of our Common Stock to acquire all of the outstanding shares of Red Brick common stock. We also reserved an additional 2.5 million shares of our Common Stock for issuance in connection with the assumption of Red Brick's outstanding stock options and warrants.

    The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $55.8 million included the issuance of stock and the assumption of stock options (together $35.9 million, net of issuance costs), direct acquisition costs of $1.0 million, accrued merger and integration costs of $7.9 million and liabilities assumed of $11.0 million. Of the total purchase price, $2.6 million was allocated to in-process research and development expense that had not yet reached technological feasibility and has no alternative future uses, $7.8 million was allocated to cash and short-term investments, approximately $10.2 million was allocated to other tangible assets, $7.4 million was allocated to capitalized software, $4.7 million was allocated to the acquired workforce and $23.1 million was allocated to goodwill. Goodwill, capitalized software and the acquired workforce are intangible assets which will be amortized over their estimated lives, which average five years.

    The following two in-process research and development projects were acquired in the acquisition of Red Brick:

RED BRICK WAREHOUSE ("WAREHOUSE")--a high-performance, client/server RDBMS software product specifically designed for data warehousing, data mart, data mining, and OLAP applications. Warehouse has been Red Brick's core product and, as of December 31, 1998 (the "Valuation Date"), was being sold as version 5.1, which was released in January 1998. The next version, scheduled for release in mid-1999, is currently under development and is expected to bring a substantially new feature set, with web enablement being the most important. This feature will open Warehouse to environments based on intranet and Internet technology, thereby substantially extending the usefulness of the product. At the time of acquisition, the Warehouse project was estimated to be approximately 40% complete and the total cost to complete the project was estimated at $4.0 million.

RED BRICK FORMATION ("FORMATION")--an ETML (Extract, Transfer, Move, Load) product which was originally released as version 1.3 in September 1998 (the current version as of the Valuation Date). Formation is considered to be in the early stages of its product life cycle. New features and functionality are currently under development and will be added in subsequent releases. Version 1.5, scheduled for release in May 1999, is expected to add international functionality to the product, thereby allowing Formation to be sold via foreign sales channels. In the fall of 1999, the expected release of version 1.6 is expected to add more competitive features to the product, including the ability to run on dispersed networks as well as an enhancement of the "Move" capability in ETML which has been unaddressed in most competing products. These new features constitute a significant improvement to Formation. At the time of acquisition, the Formation project was estimated to be approximately 30% complete and the total cost to complete the project was estimated at $4.0 million.

    The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional Income Approach. The Income Approach involves five steps: (1) the annual after-tax cash flows the asset will generate over its remaining useful life are estimated; (2) these cash flows are converted to their present value equivalents using a required rate of return which accounts for the relative risk of not realizing the annual cash flows and for the time value of money; (3) the residual value, if any, of the asset at the end of its remaining useful life is estimated; (4) the estimated residual value is converted to its present value equivalent; and (5) the present value of the estimated annual after-tax cash flows is added to the present value of the residual value to obtain an estimate of the asset's fair value. The discount rate used in discounting the estimated cash flows is based on the risks associated with achieving such estimated cash flows upon successful completion of the acquired projects. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

    In developing cash flow estimates, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the underlying technology. Projected annual revenues for the Warehouse and Formation projects were assumed to increase from product release through 2000, decline slightly in 2001 and decline significantly in 2002 which is estimated to be the end of the in-process technology's economic life. Cost of software distribution and services, sales and marketing expense, research and development expense and general and administrative expense were estimated as a percentage of revenues throughout the forecast period. Gross profit was assumed to be between 74% and 80% for both the Warehouse project and the Formation project.

    As certain other assets contribute to the cash flow attributable to the two projects, returns to these other assets or capital charges were calculated and deducted from the after-tax operating income to isolate the cash flow solely attributable to the two projects. Accordingly, returns were deducted for working capital, fixed assets (i.e. property and equipment) and the workforce in place. Informix then discounted the estimated cash flows attributable to Warehouse and Formation using a 18.0% discount rate.

    The fair value of the in-process research and development was allocated as approximately $2.0 million and $0.6 million to the Warehouse and Formation projects, respectively.

    The acquisition of Red Brick was a tax-free reorganization under the Internal Revenue Code. Therefore, the charge for in-process research and development and amortization of acquired intangible assets is not deductible for income tax purposes.

    In February 1997, we acquired all of the outstanding capital stock of CenterView Software, Inc. ("CenterView"), a privately-owned company which developed and sold software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash and direct acquisition costs. The transaction was accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price was allocated to the net tangible and intangible assets acquired including developed software technology, acquired workforce, in-process technology, and goodwill. The in-process technology, which, based on the independent appraisal, was valued at $7 million, had not reached technological feasibility at the date of acquisition and had no alternative future uses in other research and development projects. Consequently, its value was charged to operations in the first quarter of fiscal 1997, the period in which the acquisition was consummated. The remaining identifiable intangible assets are being amortized over three to five years.

    The in-process research and development project acquired in the acquisition of CenterView consisted of the client/server software, "Data Director," that combines the functionality of high-end client/server tools with the price and openness of visual programming environments. Data Director is an integrated development extension for Microsoft Visual Basic that enables companies to build corporate Intranet and client/server applications in a single environment. As of the date of acquisition, Data Director Version 2.1 was considered developed technology while Data Director Versions 3.0 and 4.0 were considered in-process technology which had not reached technological feasibility and did not have any alternative future uses. Data Director Version 3.0 was scheduled for first customer release in July 1997 while Version 4.0 was anticipated to reach first customer release in April 1998, with commercial release to occur approximately two to three months after first customer introduction of the product. The expected aggregate costs to complete both Data Director Versions 3.0 and 4.0 were approximately $12.6 million.

    The fair value of the in-process technology was based on projected cash flows which were discounted based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole and for the database application development market, product family revenues, the aggregate size of the database application development market, anticipated product development and product introduction schedules, product sales cycles, and the estimated life of the underlying technology.

    Projected annual revenues for the Data Director in-process development projects were assumed to increase from product release through 1999, decline slightly in 2000 and decline significantly in 2001, which was estimated to be the end of the in-process technology's economic life. Gross profit was assumed to be 90% throughout the technology life cycle based on percentages estimated in Informix's aggregate business model. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income. Operating expenses were estimated as a percentage of revenue and included general and administrative expenses, sales and marketing expenses and development costs to maintain the technology once it achieved technological feasibility.

    The net cash flows of the in-process research and development projects were discounted to their present values using a discount rate of 20%. This discount rate approximated the overall rate of return for the acquisition of CenterView as a whole and reflected the inherent uncertainties surrounding the successful development of the in-process research and development projects and the uncertainty of technological advances.

    We are currently selling two versions of Data Director, one for Visual Basic applications and the other for Web applications.

RESTRUCTURING CHARGES

    In June and September 1997, we approved plans to restructure our operations to bring expenses in line with forecasted revenues and substantially reduced our worldwide headcount and modified operations to improve efficiency. Accordingly, we recorded restructuring charges totaling $108.2 million for fiscal 1997. The significant components of these restructuring changes were severance and benefits, write-off of assets, and facility charges. Severance and benefits represented the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets included the write-off or write-down in carrying value of equipment as a result of our decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that were no longer utilized in our operations. Facility charges included early termination costs associated with the closing of certain domestic and international sales offices.

    During fiscal 1998, adjustments of $10.3 million were recorded to the results of operations. These adjustments, which appear as a credit to restructuring charges in our Consolidated Statement of Operations for the year ended December 31, 1998, were due primarily to adjusting the estimated severance and facility components of the fiscal 1997 restructuring charge to actual costs incurred. We have substantially completed actions associated with our restructuring except for subleasing or settling our remaining long-term operating leases related to vacated properties. The terms of these operating leases expire at various dates through 2003. Accrued restructuring costs totaling $5.8 million remained as a liability in our Consolidated Financial Statements as of December 31, 1998, of which $5.2 million related to facility charges. (See Note 13 to our Consolidated Financial Statements.)

INTEREST INCOME

    Interest income for fiscal 1998 was $11.4 million as compared to $5.6 million and $9.9 million for fiscal 1997 and 1996, respectively. The increase in fiscal 1998 in comparison to fiscal 1997 resulted from an increase in the average interest-bearing cash and short-term investment balances in fiscal 1998 due to increased sales and operating income as well as approximately $2.4 million in interest income related to income tax refunds received during fiscal 1998. The reduction in interest income from fiscal 1996 to fiscal 1997 was due to a reduction in the average interest-bearing cash and short-term investment balances in fiscal 1997.

INTEREST EXPENSE

    Interest expense decreased to $5.8 million for fiscal 1998 from $9.4 million and $12.5 million for fiscal 1997 and 1996, respectively. Interest expense for fiscal 1998 consists primarily of interest charges related to payments on capital leases. Interest expense for fiscal 1997 and fiscal 1996 related to interest charges incurred in connection with financing of customer accounts receivable, in addition to interest charges related to payments on capital leases. We did not enter into any accounts receivable financing transactions in fiscal 1998.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net, decreased to a net other expense of $4.6 million for fiscal 1998 from net other income of $10.5 million and $2.9 million for fiscal 1997 and 1996, respectively. Other income (expense), included $4.8 million of foreign currency transaction losses and $8.0 million of foreign currency transaction gains in fiscal 1998 and fiscal 1997, respectively. Approximately $7.5 million of the $8.0 million of foreign currency transaction gains recognized in fiscal 1997 resulted primarily from a change in our foreign currency denominated intercompany accounts payable and accounts receivable balances arising from the restatement of our 1996, 1995 and 1994 financial statements. Other components of other income (expense) included $8.1 million and $3.9 million of net gains on the sale of long-term investments in fiscal 1997 and fiscal 1996, respectively, as well as the downward adjustment of $4.5 million to the carrying value of certain investments in fiscal 1997.

INCOME TAXES

    In fiscal 1998, income tax expense resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. We have provided a valuation allowance for the net deferred tax assets that are dependent on future taxable income. The expected tax expense of $21.7 million, computed by applying the federal statutory rate of 35% to the income before income taxes, was offset primarily by a $13.8 million decrease in the valuation allowance and a $4.4 million net foreign tax benefit.

    In fiscal 1997, income tax expense resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. The expected tax benefit computed by applying the federal statutory rate to the loss before income taxes was substantially offset by a corresponding increase in the valuation allowance for net deferred tax assets. We have provided a valuation allowance for the net deferred tax assets in excess of amounts recoverable through carryback of net operating losses. Accordingly, the net deferred tax asset at December 31, 1997 of $34 million was provided for anticipated IRS tax refunds, which were received during fiscal 1998.

QUARTERLY OPERATING RESULTS

                                                        FIRST
                                                       QUARTER     SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
                                                     ------------  --------------  -------------  --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1998
  Net revenues.....................................   $  160,999    $    174,201    $   185,211     $  214,572
  Gross profit.....................................      113,741         128,430        138,175        163,943
  Net income (loss)................................   $    1,811    $     12,315    $    19,018     $   24,574
  Preferred stock dividend.........................         (603)           (624)          (589)        (1,663)
  Value assigned to warrants.......................       (1,594)           (388)            --             --
                                                     ------------  --------------  -------------  --------------
  Net income (loss) applicable to common
    stockholders...................................   $     (386)   $     11,303    $    18,429     $   22,911
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------
  Net income (loss) per common share:
    Basic..........................................   $    (0.00)   $       0.07    $      0.11     $     0.13
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------
    Diluted........................................   $    (0.00)   $       0.07    $      0.10     $     0.13
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------
Year ended December 31, 1997
  Net revenues.....................................   $  149,902    $    182,527    $   150,184     $  181,279
  Gross profit.....................................       79,616         124,042         97,898        132,393
  Net income (loss)................................   $ (144,161)   $   (111,377)   $  (110,523)    $    9,194
  Preferred stock dividend.........................           --              --             --           (301)
  Value assigned to warrants.......................           --              --             --         (1,601)
                                                     ------------  --------------  -------------  --------------
  Net income (loss) applicable to common
    stockholders...................................   $ (144,161)   $   (111,377)   $  (110,523)    $    7,292
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------
  Net income (loss) per common share:
    Basic..........................................   $    (0.95)   $      (0.73)   $     (0.73)    $     0.05
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------
    Diluted........................................   $    (0.95)   $      (0.73)   $     (0.73)    $     0.04
                                                     ------------  --------------  -------------  --------------
                                                     ------------  --------------  -------------  --------------

    In the first quarter of fiscal 1997, we experienced a substantial shortfall in license revenues compared to forecasts, resulting in a substantial loss for the quarter. The shortfall in revenue was due to slow growth in demand for RDBMS products as well as our inability to close a number of sales transactions that management anticipated would close by the end of the quarter, especially in Europe. As a result of the shortfall in license revenues for this quarter, we, in the second and third quarters of fiscal 1997, initiated two internal restructurings of our operations intended to reduce operating expenses and improve our financial condition. These restructurings included reductions in headcount and leased facilities and the downsizing, elimination or conversion into solutions labs of our planned Information Superstores. Costs associated with the restructurings totaled approximately $108.2 million and had a material adverse impact on our results of operations for fiscal 1997 "See--Restructuring Charges". Additionally, during fiscal 1997, we had a major restatement for all of the periods included in the three years ended December 31, 1996, as well as for the quarter ended March 31, 1997. At that time, our administrative processes were weak which contributed to the existence of significant weaknesses in our internal controls. Following these events, customers were concerned about Informix's viability and, accordingly, our management was concerned about whether customers would honor their financial obligations to us.

    The restructuring activities and the restatement of financial results impacted the environment in which we operated, and, accordingly, impacted the estimates and assumptions used by management in the preparation of our financial statements. As of December 31, 1997, we made certain estimates including allowances for uncollectable accounts receivable based on the probability of collections, estimates for product returns associated with ongoing customer uncertainty about our financial condition and contingencies associated with continuing issues related to fiscal 1997. These estimates, in the ordinary course of business, change as a result of management actions and environmental changes.

    During the last quarter of fiscal 1997 and the first two quarters of fiscal 1998, we took a number of actions to help restore customer confidence regarding the ongoing viability of Informix. These actions included: (i) generating a total of $63.3 million from an offering of Series B Preferred Stock and the exercise of warrants related to outstanding Series A-1 Preferred Stock and increasing the balance of cash, cash equivalents and short term investments;
(ii) visits to key customers by senior management to reinforce our customers' confidence in us, (iii) signing significant new contracts with existing customers and winning new customers in a variety of application areas including data warehousing and Web/content management; (iv) demonstrating continued ability to generate a meaningful revenue stream; (v) decreasing employee turnover and increasing the ability to attract new employees and senior management talent; and (vi) introducing significant new products and increasing research and development funding. All of these factors contributed to customers honoring their financial obligations to Informix, while reducing the probability of product return and collections problems.

    Additionally, during the first two quarters of fiscal 1998, the following actions were taken and improvements made in the quality of our accounts receivable balances. The actions taken included: (i) centralizing European credit and collections for most countries and outsourcing this function to a professional credit and collections firm; (ii) improving our Europe region's accounts receivable aging from a balance of $8.5 million outstanding greater than 90 days as of December 31, 1997 to a balance of $3.9 million outstanding greater than 90 days as of June 30, 1998; and (iii) refining our methodology for estimating general uncollectible accounts receivable over and above specific accounts receivable reserves.

    The improvement in both our financial condition and the credit and collections processes which resulted from our actions led to a decrease of risk such that reserves for product return and bad debts were reduced by $1.7 million and $5.0 million in the first and second quarters of fiscal 1998, respectively.

    As of December 31, 1997, our accrued liabilities included accruals for certain claims against us. During the first quarter of fiscal 1998, our lawyers determined that there was no merit to a specific claim for which we had recorded a liability of $1.9 million. Accordingly, we reversed this $1.9 million accrual during the first quarter of fiscal 1998. In addition, we reduced an accrued liability related to another specific claim by $2.0 million and $0.8 million during the second and third quarters of fiscal 1998, respectively, based on a legal opinion and a settlement offer.

    We recorded restructuring charges of $59.6 million and $49.7 million in the second and third quarters of fiscal 1997, respectively. The total restructuring expense decreased by $1.2 million during the fourth quarter of fiscal 1997 primarily due to adjusting the original estimate of the loss incurred on the sale of land to the actual loss. We recorded restructuring-related adjustments to decrease restructuring expense by $3.3 million, $1.4 million, $2.6 million and $3.0 million in the first, second, third, and fourth quarters of fiscal 1998, respectively, primarily due to adjusting the estimated severance and facility charges to actual costs incurred.

    In the first quarter of fiscal 1997, we recorded a charge of $30.5 million to write down the carrying values of certain of our Japanese subsidiary's long-lived assets to their fair values. During the same quarter, we also recorded a charge of $14.7 million to write down the carrying value of capitalized software development costs for certain products to their net realizable values. In connection with our acquisition of Red Brick in December 1998, we recorded a charge to operations in the fourth quarter of fiscal 1998 of $2.6 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses.

    We believe the actions taken by management improved our operating environment and helped restore customer confidence in our company and its products.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                         AS OF OR FOR THE YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------

                                                                                                (IN MILLIONS)
Cash, cash equivalents and short-term investments....................................  $   221.1  $   155.5  $   261.0
Working capital (deficit)............................................................       27.6     (140.2)       3.1
Cash and cash equivalents provided by (used in) operations...........................       27.8     (144.8)     (29.4)
Cash and cash equivalents used for investment activities.............................      (55.4)     (63.1)    (145.3)
Cash and cash equivalents provided by financing activities...........................       56.1      115.2      228.7

    OPERATING CASH FLOWS. We generated positive cash flows from operations totaling $27.8 million for fiscal 1998 as compared to cash used in operations of $144.8 million and $29.4 million for fiscal 1997 and 1996, respectively. This significant increase in operating cash flows was due primarily to our improved profitability in fiscal 1998, offset by significant fluctuations in the effect of restructuring charges and changes in accounts receivable on operating cash flows. Net income for fiscal 1998 was $57.7 million as compared to net losses of $356.9 million and $73.6 million for fiscal 1997 and 1996, respectively. We recorded a net credit for restructuring charges of $10.3 million in fiscal 1998 as compared to restructuring expense for fiscal 1997 of $108.2 million. Net accounts receivable increased at December 31, 1998 as compared to December 31, 1997, primarily as a result of an increase of $33.3 million in net revenues in the fourth quarter of fiscal 1998 when compared to the same quarter in fiscal 1997.

    INVESTING CASH FLOWS. Net cash and cash equivalents used in investing activities decreased by approximately $7.7 million for fiscal 1998 compared with fiscal 1997 due to our emphasis on controlling costs, including capital expenditures. The decrease was due in large part to a reduction in capital expenditures to $20.1 million in fiscal 1998 from $31.4 million in fiscal 1997 (net of cash proceeds from the disposal of land, property and equipment of $62.4 million). This decrease was offset by increased investment in fiscal 1998, totaling $15.1 million, of excess cash generated from profitable operations. Significant investing activities during the year also included additions to software costs of $18.6 million.

    FINANCING CASH FLOWS. Net cash and cash equivalents provided by financing activities in fiscal 1998 and fiscal 1997 consist primarily of proceeds from the sale of our Common Stock and from the issuance of our Series A-1 Preferred Stock and Series B Preferred Stock.

    Proceeds from the sale of our Common Stock represent stock options exercised and purchases under our Employee Stock Purchase Plan. The proceeds totaled $16.2 million, $9.2 million and $24.4 million for fiscal 1998, 1997 and 1996, respectively.

    During fiscal 1998, we raised net proceeds of $32.9 million through the exercise of warrants issued in conjunction with our Series A-1 Preferred Stock. In February 1998, the Series A-1 Preferred Stockholders exercised warrants to purchase 60,000 additional shares of Series A-1 Preferred at $250 per share for net proceeds of $14.1 million. In November 1998, the Series A-1 Preferred Stockholders exercised their remaining warrants in full to purchase 80,000 shares of Series A-1 Preferred, resulting in $18.8 million in net proceeds. These warrants were originally issued in August 1997 in connection with the sale of the 160,000 shares of Series A-1 Preferred, which resulted in net proceeds of $37.6 million.

    During fiscal 1998, 1997 and 1996, we received $11.5 million, $21.8 million and $207.2 million, respectively, of advances from customers and financial institutions. We may receive cash, either from the customer, or from a financial institution to whom the customer payment streams due under software license arrangements are sold, prior to the time the license fee is recognized as earned revenue. If we fail to comply with the contractual terms of the specific license agreement, we could be required to refund to the customer or the financial institution the amount received. However, we do not believe the refunds of amounts received, if any, would have a material effect on our results of operations, financial position, or cash flows.

    OTHER. During fiscal 1997, we assigned our leasehold interest and our related obligations under an office space lease in Santa Clara, California to an unrelated third party. The lease term was for fifteen years and minimum lease payments amount to $96.0 million over the term. We remain contingently liable for minimum lease payments under the terms of the assignment.

    We have several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by us of $12.4 million, $10.2 million, $7.3 million and $2.7 million in fiscal 1999, 2000, 2001 and 2002, respectively.

    SUMMARY. We believe that our current cash, cash equivalents and short-term investments balances and cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

DISCLOSURES ABOUT MARKET RATE RISK

    INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposits. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at December 31, 1998:

                                                                                   AVERAGE
                                                                                INTEREST RATE     COST     FAIR VALUE
                                                                               ---------------  ---------  -----------
                                                                                       (DOLLARS IN THOUSANDS)
Cash equivalents(1)
  Fixed rate.................................................................          5.18%    $  91,401   $  91,569
  Variable rate..............................................................          4.92%        1,289       1,289
Short-term investments(1)
  Fixed rate.................................................................          5.42%       37,087      37,116
  Variable rate..............................................................          0.00%           --          --
Long-term investments(1)
  Fixed rate.................................................................          5.24%        6,033       6,009
  Variable rate..............................................................          0.00%           --          --

------------------------
(1) See definition in Note 1 to our Consolidated Financial Statements.

    FOREIGN CURRENCY EXCHANGE RATE RISK. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign currency denominated receivables or payables are recognized, and generally offset. Contract amounts in excess of the carrying value of our foreign currency denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged transaction exposures in these currencies.

    Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. We attempt to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. These forward foreign currency exchange contracts do not qualify as hedges and, therefore, are marked to market, accounting for a significant portion of our net foreign currency losses of $4.8 million in 1998. These losses are primarily offset by gains realized in cost of software distribution resulting from these foreign currency movements. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 1998 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                  WEIGHTED AVERAGE
AT DECEMBER 31, 1998                                                               CONTRACT RATE
--------------------------------------------------------------  CONTRACT AMOUNT   ----------------    FAIR VALUE
                                                                ----------------                    ---------------
                                                                 (IN THOUSANDS)                     (IN THOUSANDS)
Forward currency to be sold under contract:
  Japanese Yen................................................     $   11,719            118.18        $    (262)
  Deutsche Mark...............................................          8,092              1.66               39
  Korean Won..................................................          5,250          1,238.00             (119)
  Singapore Dollar............................................          4,264              1.64               45
  British Pound...............................................          3,322              1.66              (30)
  Australian Dollar...........................................          2,756              0.61               (2)
  Netherland Guilder..........................................          2,087              1.88                7
  Swiss Franc.................................................          2,010              1.35               21
  Brazilian Real..............................................          1,382              1.45             (273)
  Other (individually less than $1 million)...................          2,926                 *              (36)
                                                                      -------                              -----
Total.........................................................     $   43,808                          $    (610)
                                                                      -------                              -----
                                                                      -------                              -----
Forward currency to be purchased under contract:
  British Pound...............................................     $   42,576              1.67        $      81
  French Franc................................................          3,046              5.58              (17)
  Swedish Krona...............................................          1,493              7.96              (23)
  Danish Krone................................................          1,316              6.35               (3)
  Other (individually less than $1 million)...................          1,692                 *               24
                                                                      -------                              -----
Total.........................................................     $   50,123                          $      62
                                                                      -------                              -----
                                                                      -------                              -----
Grand Total...................................................     $   93,931                          $    (548)
                                                                      -------                              -----
                                                                      -------                              -----

* Not meaningful

YEAR 2000 COMPLIANCE

    GENERAL

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    We are:

    - Reviewing and updating the Year 2000 compliance status of the software and systems used in our internal business processes

    - Obtaining appropriate assurances of compliance from the manufacturers of these products and agreements, as necessary, to modify or replace all non-compliant products

    We expect this work to be substantially complete by the Fall of 1999.

    In addition, we are considering converting certain of our software and systems to commercial products from third parties that are known to be Year 2000 compliant. This conversion will require:

    - The dedication of substantial time from our administrative and management information personnel

    - The assistance of consulting personnel from third party software vendors

    - The training of our personnel using such systems

    Based on the information available to date, we believe that we will be able to complete our Year 2000 compliance review and make necessary modifications prior to the end of 1999. We made a significant portion of the software or systems important to our business Year 2000 compliant by the end of 1998, with the remainder of the mission critical applications scheduled to be Year 2000 compliant by the end of June 1999. To the extent that we are relying on the products of other vendors to resolve Year 2000 issues, there can be no guarantee that we will not experience delays in implementing such products. We could incur substantial costs and disruption of our business if key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if we were to experience delays in implementing Year 2000 compliant software products.

    STATE OF READINESS

    Our Year 2000 project is divided into four major sections:

    - Product Readiness

    - Information Systems Operations & Applications Software (IS Systems)

    - Third-party Suppliers

    - Global Business Processes (includes Facilities, Legal, Manufacturing, Technical Support, Sales, Product Management and Development, Marketing and Finance)

    There are five general phases of our Year 2000 Project applicable to each of the four sections:

    - Awareness Phase. Increasing employee awareness through various forms of communication

    - Mission Critical Inventory Phase. Taking an inventory of mission critical items relevant to Year 2000 (including computer hardware, software, telecommunications equipment, embedded controllers within our facilities, and other non-computer related equipment), assigning priorities to identified items for assessment and possible renovation, and assessing the status of Year 2000 compliance of items which we have determined to be material to our business

    - Repair or Replace Phase. Repairing or replacing material items that are not Year 2000 compliant

    - Update Testing Phase. Testing of updates given by third party suppliers

    - Business Continuity Phase. Designing and implementing contingency and business continuity plans for each internal organization and location during the Year 2000 rollover period. Material items are those items that we believe have a significant negative impact on customer service, involve a risk to the safety of individuals, may cause damage to property or the environment, or may significantly affect revenue

    In November 1998, we completed the Awareness Phase for each of the four sections of the project. The Mission Critical Inventory phase for each of the four sections was completed by the end of 1998. The Repair or Replace phase for each of the four sections will continue into the first half of 1999 as various departments perform tests, or receive compliance information from third-party suppliers. We are performing most of the testing ourselves under the Update Testing Phase, although we have retained third-parties to test certain of our key applications. The level of testing is significantly limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations.

    We are working on the Business Continuity phase for each of the four sections. A working plan of the program should be available during the third quarter of 1999.

    PRODUCT READINESS. All of our currently supported products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance or functionality of our products with respect to four-digit year dates or the ability of our products to correctly create, store, process, and output information related to such date data, including Leap Year calculations. However, Year 2000 compliance of our products may be affected by other parts of the system in which they are being used, as discussed below.

    Our products often depend on data from other parts of the system in which they are being used. Year 2000 compliance is not effective unless all of the hardware, operating system, other software, and firmware being used along with our products correctly interpret and/or translate date data into a four-digit year date and properly exchange date data with our products.

    We are testing our products under different scenarios. Throughout the remainder of 1999 and beyond, we will continue to improve our testing efforts with each new release of our software products. From time to time, our Year 2000 Program Office updates the recommended version of each product family when a Year 2000 or DBCENTURY-related product deficiency is found and fixed in a certain interim or maintenance release. We have made Year 2000 testing scenarios part of our standard test suite.

    Our Year 2000 Program Office is incorporating the Red Brick product compliance information and plans into our Year 2000 Program Plan. We expect to complete this incorporation by the end of the first quarter of 1999.

    IS SYSTEMS. Our IS systems consist of all computer hardware, systems software and telecommunications. Our current hardware inventory includes PC Desktops, PC Laptops, UNIX servers, UNIX workstations, and NT workgroup servers. Our current software inventory includes Windows 95 operating system and MS Office products, Product Development environment tools for UNIX, and various management systems. Our telecommunications equipment includes both voice and data services, including PBX systems, voicemail, ACD, video conferencing, local area networks, wide area networks, and remote access equipment. Testing is ongoing as hardware or system software is renovated or replaced, although, the level of testing is significantly limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations. We began contingency planning in December 1998 and expect to be completed with such planning by the third quarter of 1999. We expect that all IS systems will be compliant by the third quarter of 1999.

    We have already made significant portions of our mission critical applications Year 2000 compliant. Applications supplied by other vendors are expected to be made compliant, replaced with compliant applications, or retired by early 1999. None of our other information technology projects have been delayed due to the implementation of the Year 2000 project. Contingency planning for this section began in the third quarter of 1998 and is expected to be completed by mid-1999.

    THIRD-PARTY SUPPLIERS. We are identifying and prioritizing critical suppliers and communicating with them about our plans and progress in addressing the Year 2000 problem and how their individual compliance can impact our success. We have begun detailed evaluations of the most critical suppliers. These evaluations will be followed by the development and implementation of contingency plans where appropriate, which began, in certain departments, in the fourth quarter of 1998, with a scheduled completion date of mid 1999. Follow-up reviews are scheduled through the remainder of 1999.

    GLOBAL BUSINESS PROCESSES. We have begun developing plans detailing the tasks and resources required for the global business processes section. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all of our critical facilities. It also includes readiness in our key business areas, including Finance, Technical Support, and Legal. All repair and testing of embedded systems, where appropriate, is scheduled to be completed by year-end 1999. We began contingency planning for this section, where appropriate, in the first quarter of 1999 and expect to be completed with such planning by year-end 1999.

    COSTS

    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 project is approximately $4.5 million. The total amount expended on the project through December 31, 1998 was less than $0.3 million. The estimated future cost of completing the Year 2000 project is estimated to be approximately $4.2 million. We estimate that this amount will be spent as follows:

    - $2.0 million for capital expenditures to repair or replace software and related hardware

    - approximately $0.5 million for capital expenditures to repair or replace non-IS equipment

    - $1.7 million for non-capital expenses for Technical Support, Operations, IS Operations and Applications, and the Year 2000 Program Office

    The Year 2000 Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material third-party suppliers. We believe that the possibility of significant interruptions of normal operations will be reduced with the implementation of new business systems and completion of the project as scheduled.

EUROPEAN MONETARY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Economic Community entered into a three-year transition phase during which a common currency, the "Euro," was introduced. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

    During the transition phase, we will continue to evaluate the impact of conversion to the Euro on our business. In particular, we are reviewing:

    - Whether our internal software systems can process transactions denominated either in current national currencies or in the Euro, including converting currencies using computation methods specified by the European Economic Community

    - The cost to us if we must modify or replace any of our internal software systems

    - Whether we will have to change the terms of any financial instruments in connection with our hedging activities

    Based on current information and our initial evaluation, we do not expect the cost of any necessary corrective action to have a material adverse effect on our business. We have reviewed the effect of the conversion to the Euro on the prices of our products in the affected countries. As a result, we have made some adjustments to our prices to attempt to eliminate differentials that were identified. However, we will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on our business. We cannot guarantee that the costs associated with conversion to the Euro or price adjustments will not in the future have a material adverse effect on our business.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are currently evaluating the impact of SOP 98-1 on our financial statements and related disclosures.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. We are currently evaluating the requirements and impact of SFAS 133.

    In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. SOP 98-9 is effective for all transactions entered into by us in fiscal year 2000. The adoption of this statement is not expected to have a material impact on our operating results, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE SUBJECT TO INTENSE COMPETITION AND THIS COMPETITION MAY ADVERSELY AFFECT
  OUR BUSINESS

    We may not be able to compete successfully against current and/or future competitors and such inability would materially adversely affect our business, quarterly and annual operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, we expect that the technology for RDBMS products will continue to change rapidly. New products are introduced frequently, and existing products are enhanced continually. Competition may also result in changes in pricing policies by us or our competitors which could materially adversely affect our business and future quarterly and annual operating results. We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools or decision support products. Our principal competitors include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Additionally, as we expand our business in the markets of data warehousing and web/e-commerce, we expect to compete with a different group of companies, including small, highly focused companies offering single products or services that we include as part of an overall solution. Several of our competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

COMPETITION MAY AFFECT PRICING OF OUR PRODUCTS WHICH COULD ADVERSELY AFFECT OUR
  BUSINESS

    Existing and future competition or changes in our product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of our products or services. If significant price reductions in our products or services were to occur and not be offset by increases in sales volume, our business, results of operations and financial condition would be adversely affected. If such downward pressure on prices were to occur, our operating margins would be adversely affected. We may not be able to compete successfully with existing or new competitors. Several of our competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on our products. In addition, the following factors could affect the pricing of RDBMS products and related products:

    - The industry movement to new operating systems, like Windows NT

    - Access to RDBMS products through low-end desktop computers

    - Access to data through the Internet

    - The bundling of software products for promotional purposes or as a long-term pricing strategy by certain of our competitors

    - Our own practice of bundling our software products for enterprise licenses or for promotional purposes with our partners

    In particular, the pricing strategies of competitors in the industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. While we have historically participated in this practice of aggressive price discounting, we are now more closely managing price discounting to encourage smaller, recurring transactions. We may not be able to compete effectively against competitors who continue to aggressively discount the price of their products.

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND FUTURE
  SUCCESS WILL DEPEND ON OUR ABILITY TO CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS

    Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to:

    - Rapid technological change

    - Changing customer needs

    - Frequent new product introductions

    - Evolving industry standards that may render existing products and services obsolete

    As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to:

    - Continue to enhance our existing products

    - Develop and introduce new applications that keep pace with technological advances on a timely and cost-effective basis

    - Meet changing customer requirements

    - Match or exceed the product deliveries of its competitors

    We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments or be able to attract and retain qualified software development engineers. Any of these events could materially adversely affect our business, quarterly and annual operating results and financial condition.

SLOWER GROWTH IN THE RDBMS MARKET WOULD ADVERSELY AFFECT SALES OF OUR PRODUCTS

    If RDBMS industry growth rates decline for any reason, the markets for our products will be adversely affected, which would have a negative impact on our business, results of operations, financial condition and cash flows. Prior to fiscal 1997, the RDBMS industry grew significantly, due in part to the continuing development of new technologies and products responsive to customer requirements. In fiscal 1997 and 1998, however, growth rates throughout the industry slowed. Recent instability in the Asian-Pacific and Latin American economies and financial markets, which had previously been cited as potentially strong sources of revenue growth for relational database software companies, has introduced additional uncertainty concerning industry growth rates in the future.

IF THE OBJECT-RELATIONAL DATABASE MANAGEMENT SYSTEMS ("ORDBMS") MARKET DOES NOT
  EVOLVE AS WE ANTICIPATE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

    Delays in market acceptance of ORDBMS products offered by us could adversely effect our results of operations and financial condition. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scalable environment. During 1996, we invested substantial resources in developing our ORDBMS product line. The market for ORDBMS products is new and evolving, and its growth depends upon a growing need to store and manage complex data and on broader market acceptance of our products as a solution for this need. As a result, organizations may not choose to make the transition from conventional RDBMS to ORDBMS.

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE
  FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Factors that May Affect Future Results" section, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. These factors include:

    - Changes in demand for our software, including changes in industry growth rates for our products

    - The size, timing and contractual terms of large orders for our software products

    - The budgeting cycles of our customers and potential customers

    - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

    - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors

    - Our ability to develop and introduce on a timely basis new products or enhanced versions of our software

    - Changes in the mix of revenues attributable to domestic and international sales

    - Seasonal buying patterns which tend to peak in the fourth quarter

    POTENTIAL CHANGES IN MIX OF LICENSE AND SERVICE REVENUE. Historically, a majority of our revenue has been attributable to the licensing of our software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance, consulting and training, could materially adversely affect our operating results for future quarters.

ANY CANCELLATIONS OR DELAYS IN PLANNED CUSTOMER PURCHASES OF OUR PRODUCTS COULD
  MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND QUARTERLY OPERATING RESULTS

    CANCELLATIONS OR DELAYS OF PLANNED PURCHASES. Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. If there is a downturn in potential customers' businesses, the domestic economy in general, or in international economies where we derive substantial revenue, potential customers may defer or cancel planned purchases of our products, which could materially adversely affect our business, operating results and financial condition. Because our operating expenses are based on anticipated revenue levels and because a high percentage of our expenses are relatively fixed, delays in the recognition of revenues from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter, which could cause net income to fall significantly short of anticipated levels.

    EFFECTS OF HISTORICAL TREND FOR SALES TO OCCUR AT END OF QUARTER. Our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter. If a large number of orders or several large orders do not occur or are deferred, our revenue in that quarter could be substantially reduced. This could materially adversely affect our operating results and could impair our business in future periods.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS COULD ADVERSELY AFFECT OUR
  QUARTERLY OPERATING RESULTS

    Our sales of software products have been affected by seasonal purchasing trends. We expect these seasonal trends to continue in the future. These seasonal trends materially affect our quarter-to-quarter operating results. Revenue and operating results in our quarter ending December 31 are typically higher relative to our other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements and because of the effects of our sales incentive plans for sales personnel which are measured on a calendar year basis. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter. Generally, we expect our quarter ending September 30 to reflect the effects of summer slowing of international business activity and spending activity generally associated with that time of year, particularly in Europe.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN SIGNIFICANT
  FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our sales cycle typically takes many months to complete and varies depending on the product, service or solution that we are selling. Any delay in the sales cycle of a large transaction or a number of smaller transactions could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. Our sales cycle can be further extended for sales made through third party distributors.

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMERS
  RENEWING MAINTENANCE AGREEMENTS FOR OUR PRODUCTS AND LICENSING ADDITIONAL PRODUCTS; OUR FUTURE SERVICES AND MAINTENANCE REVENUE IS DEPENDENT ON FUTURE SALES OF OUR SOFTWARE PRODUCTS

    We depend on our installed customer base for future revenues from services and licenses of additional products. If our customers fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue could adversely affect the growth of our services revenue in future quarters. License revenue in fiscal 1997 was $378.2 million and in fiscal 1998 was $383.5 million, both of which are significantly less than fiscal 1996 when license revenue was $502.7 million.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS
  AND SUCH OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH INFORMIX IN THE FUTURE

    The loss of the services of one or more of our senior executive officers or key employees could materially adversely affect our business, results of operations and financial condition. Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our senior executives or key employees, this could materially adversely affect our business, particularly if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with Informix. Of our senior officers and key employees, only Mr. Finocchio, our Chairman, President and Chief Executive Officer, is bound by an employment agreement, the terms of which are nonetheless at-will. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

OUR NEW EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET OUR
  BUSINESS OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    Almost all of our executive officers, including our President and Chief Executive Officer, our Executive Vice President, Field Operations, and our Executive Vice President, Finance and Chief Financial Officer, have joined us since the beginning of fiscal 1997. Since joining us, the new management team has devoted substantial efforts to restructuring our sales, marketing and finance organizations after the announcement of the restatement of our financial results for fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 as a result of errors and irregularities identified with our revenue recognition practices during these periods. In addition, in fiscal 1998, we announced that we were restructuring our business to expand our e-commerce and data warehousing capabilities. Our management team has not worked together previously and may not be able to successfully implement this strategy. If our management team is unable to accomplish our business objectives, it could materially adversely affect our business and our future quarterly and annual operating results.

PENDING LITIGATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

    Since April 16, 1997, various holders of our Common Stock have filed over 20 separate lawsuits against us, Ernst & Young LLP (who served as our former independent auditors), and certain of our current and former officers and directors. The uncertainty associated with substantial unresolved lawsuits could materially adversely affect our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of management's time and attention away from business operations, which could adversely affect our business. The lawsuits could also have the effect of discouraging potential acquirors from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits, by settlement or otherwise, the size of any such payment could materially adversely affect our financial condition. Most of the lawsuits have been filed as purported class actions by persons who claim that they purchased our Common Stock during a purported class period. The complaints allege violations of federal and state securities laws, fraud, and violations of California's unfair business practices statutes. The complaints, in general, do not specify the amount of damages that plaintiffs seek.

    There are pending federal and state securities actions which are in the early stages of discovery. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to any of these lawsuits.

    For a further description of the nature and status of the legal proceedings in which we are involved see "Item 3--Legal Proceedings."

LIMITATIONS OF INFORMIX DIRECTOR AND OFFICER LIABILITY INSURANCE MAY ADVERSELY
  AFFECT OUR BUSINESS

    Our liability insurance for actions taken by officers and directors during the period from August 1996 to August 1997, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers occurred, provide only limited liability protection. If these policies do not adequately cover our expenses related to those class action lawsuits, it could materially adversely affect our business and financial condition.

    Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct.

    For the period in which most of the claims were asserted, we had in place three director's and officer's liability insurance policies, each providing $5 million in coverage for a total of $15 million. However, our insurance carriers assert that not all of the actions implicate coverage under our insurance policies. In addition, these policies do not provide any separate coverage for us as an entity as opposed to its officers and directors. Moreover, we do not have separate insurance to cover the costs of Informix's own defense or to cover any liability for any claims asserted against us during that period.

THE PENDING SEC INVESTIGATION COULD ADVERSELY AFFECT OUR BUSINESS

    In July 1997, the SEC issued a formal order of investigation of us and certain unidentified individuals associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result of the investigation, any action could adversely affect our business.

WE MAY BE UNABLE TO INTEGRATE RED BRICK INTO OUR BUSINESS SUCCESSFULLY

    If we do not successfully integrate Red Brick into our business, this could materially adversely affect our business and future operating results. Additionally, we may never achieve the anticipated synergies from the acquisition of Red Brick, including marketing, distribution or other operational benefits. Our acquisition of Red Brick, which was completed in December 1998, requires that we integrate Red Brick's business and operations into our own. We acquired Red Brick with the intent of expanding our data warehousing capabilities, including data warehousing consulting and research and development expertise. Potential problems with this integration could include:

    - Impairment of relationships with Red Brick customers

    - The inability to retain a sufficient number of Red Brick's key employees, including its existing sales force and professional service personnel

    - Difficulties in standardizing sales quotas, territories and incentive compensation plans for sales personnel

    - Difficulties in integrating Red Brick's distribution channels with our existing channels

    - The lack of focus on achieving our core business objectives if our management pays excessive attention to the integration process

THERE ARE A NUMBER OF FACTORS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT
  COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

    Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

    - Difficulties in staffing and managing international operations

    - Problems in collecting accounts receivable

    - Longer payment cycles

    - Fluctuations in currency exchange rates

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Uncertainties relative to regional, political and economic circumstances

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

    International sales represented approximately 52% of our total revenue in fiscal 1998. In particular, instability in the Asian-Pacific and Latin American economies and financial markets, which when combined accounted for approximately 19% of our total revenue in fiscal 1998, could materially adversely affect our operating results in future quarters.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY
  TRANSACTION LOSSES FOR INFORMIX

    Despite our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, our business, results of operations and financial condition could be materially adversely affected by fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, as noted previously, the sales cycles for our products is relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition.

    In addition to the hedging program described above, we have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts, which is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward contracts in the primary European and Asian currencies. Uncertainties related to the Euro conversion could adversely affect our hedging activities.

WE MAY NOT SUCCESSFULLY DEVELOP NEW BUSINESS AREAS WHICH COULD ADVERSELY AFFECT
  OUR BUSINESS

    We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including application servers, Internet/electronic commerce, and data warehousing. These areas are relatively new to our product development and sales and marketing personnel. We may not be able to compete effectively or generate significant revenues in these new areas.

    DATA WAREHOUSING. In fiscal 1998 we announced that we were entering the data warehousing market. The acquisition of Red Brick in December 1998 expanded our presence in this market. Although demand for data warehouse software has grown in recent years, the market is still emerging. Our future financial performance in this area will depend to a large extent on:

    - Continued growth in the number of organizations adopting data warehouses

    - Our success in developing partnering arrangements with developers of software tools and applications for the data warehouse market

    - Existing customers expanding their use of data warehouses

    The data warehouse market, however, may not continue to grow and its customers may not expand their use of data warehouses. A failure of the data warehouse market to grow, or slower growth than we currently anticipate, could materially adversely affect our business, operating results and financial condition.

    INTERNET COMPUTING. The success of Internet computing and, in particular, our current Internet computing software products is difficult to predict because Internet computing is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on:

    - The commitment by hardware and software vendors to manufacture, promote and distribute Internet access appliances

    - The lower cost of ownership of Internet computing relative to client/server architecture

    - The ease of use and administration relative to client/server architecture

    In addition, sufficient numbers of vendors may not undertake a commitment to the market, the market may not accept Internet computing or Internet computing may not generate significant revenues for our business.

    The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium could materially adversely affect our business.

EMERGING AREAS OF COMMERCE SUCH AS THE INTERNET COULD ADVERSELY AFFECT OUR
  ABILITY TO SELL OUR PRODUCTS

    The impact of emerging areas such as the Internet, on-line services and electronic commerce on our business and our ability to sell our products is uncertain and could adversely affect our business. Our product offerings may not satisfy new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards chosen by us will position our products to compete effectively for business opportunities as they arise on the Internet and other emerging areas.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO CUSTOMER
  SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES AGAINST US OR IN DECREASED SALES OF OUR PRODUCTS

    Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results.

    A key determinative factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS products. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for our products.

    Commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning us, our products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could adversely affect consumer perception.

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY
  AFFECT OUR BUSINESS

    We may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims. In particular, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED

    We may be unable to attract, train and retain qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially adversely affect our business, results of operations and financial condition. Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. Since the first quarter of fiscal 1997, we have experienced a significant number of voluntary resignations and have taken selective actions to reduce the number of employees in certain functional areas. In November 1997, we repriced employee stock options in an effort to retain existing employees and, following further declines in the price of our Common Stock, effected a second repricing in January 1998. The repricing programs may not be effective in retaining existing employees. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

RIGHTS OF SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT OUR COMMON
  STOCKHOLDERS

    At December 31, 1998, 23,300 shares of Series B Preferred remained outstanding. Holders of the Series B Preferred shares have certain rights that may adversely affect holders of our Common Stock.

    RIGHTS TO CONSENT TO CORPORATE TRANSACTIONS. Our agreements with the purchasers of the Series B Preferred contain covenants that could impair our ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of our assets or equity, or that could otherwise be disadvantageous to us and the holders of our Common Stock. In particular, an acquisition may not be affected without the consent of the holders of the outstanding Series B Preferred or without requiring the acquiring entity to assume the Series B Preferred or cause the Series B Preferred to be redeemed. These provisions are likely to make an acquisition more difficult and expensive and could discourage potential acquirors. We made certain covenants in connection with the issuance of the Series B Preferred which could limit our ability to obtain additional financing by, for example, providing the holders of the Series B Preferred certain rights of first offer and prohibiting us from issuing additional Preferred Stock without the consent of the Series B Preferred holders.

    CONVERSION RIGHTS. The shares of Series B Preferred are convertible into shares of our Common Stock based on the trading prices of the Common Stock during future periods that are described in the Series B Preferred financing agreement. As a result, we are unable to determine the number of shares of our Common Stock that may ultimately be issued upon conversion. If the conversion price of the Series B Preferred is determined during a period when the trading price of our Common Stock is low, the resulting number of shares of our Common Stock issuable upon conversion of the Series B Preferred could result in greater dilution to the holders of our Common Stock. We are also obligated to issue upon conversion of the Series B Preferred additional warrants to acquire shares of our Common Stock equal to 20% of the total number of shares of Common Stock into which the Series B Preferred converts. The exercise of these warrants will have further dilutive effect to the holders of our Common Stock. As of December 31, 1998, Series B Preferred stockholders had converted an aggregate of 26,700 shares of Series B Preferred into 6,471,647 shares of our Common Stock and warrants to purchase an aggregate of 1,494,319 shares of our Common Stock. At December 31, 1998, 23,300 shares of Series B Preferred remained outstanding and assuming a $4.00 per share conversion price, were convertible into 5,825,000 shares of our Common Stock and, assuming such conversion, warrants to purchase an aggregate of 1,165,000 additional shares of our Common Stock would become issuable upon such conversion.

    PENALTY PROVISION. The terms of the Series B Preferred financing agreement also includes certain penalty provisions that are triggered if we fail to satisfy certain obligations. For instance, we must keep a registration statement effective for the resale of shares of our Common Stock issued or issuable upon conversion of the Series B Preferred shares and upon exercise of the warrants.

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WHICH OFFER ONLY LIMITED
  PROTECTION AGAINST POTENTIAL INFRINGERS; IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THIS COULD ADVERSELY AFFECT OUR BUSINESS

    Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate and our inability to protect our intellectual property rights may adversely affect our business and financial condition. We currently hold seven United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers.

    Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that, by opening the product packaging or in the case of a click-wrap license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by our license agreement. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event we enter bankruptcy or liquidation proceedings or otherwise ceasing to conduct business.

    We may also be unable to protect our technology because:

    - Our competitors may independently develop similar or superior technology

    - Policing unauthorized use of our software is difficult

    - The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States

    - "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions

    - Litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition

THIRD PARTIES IN THE FUTURE COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR
  INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    Third parties may claim that our current or future products infringe their proprietary rights. Any claim of this type could affect our relationships with existing customers and prevent future customers from licensing our products. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS
  COULD ADVERSELY AFFECT OUR BUSINESS

    THIRD PARTY EQUIPMENT AND SOFTWARE. We may incur large costs and the disruption of our business if any key systems fail as a result of Year 2000 problems. We use third party equipment and software that may not be Year 2000 compliant. If this third party equipment or software does not operate properly with regard to the Year 2000, we may incur unexpected expenses to remedy any problems. These costs may materially adversely affect our business. In addition, if our key systems, or a significant number of our systems, failed as a result of Year 2000 problems we could incur substantial costs and disruption of our business. To the extent we are relying on the products of other vendors to resolve Year 2000 issues, we may experience delays in implementing the products. The failure to correct a significant Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations which could harm our business. In addition, we may not have enough available personnel to implement and complete in a timely manner our Year 2000 project.

    CUSTOMER BUYING PATTERNS. Purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are spending significant resources to correct their current software systems for Year 2000 compliance. Customers with limited IT budgets who face material Year 2000 issues may increasingly spend their limited resources remediating these Year 2000 problems instead of investing in more general IT management products such as our products. We expect this customer focus on remediating Year 2000 issues to increase as January 1, 2000 approaches.

    OUR PRODUCTS. If any of our licensees experience Year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could materially adversely affect our business, future operating results and financial condition. In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four-digit year dates or the ability of our products to correctly create, store, process and output information related to such date data, including Leap Year calculations. However, we may learn that certain of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of such date data. In addition, in certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.

    For a more detailed description of our Year 2000 preparedness assessment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

ANY ACQUISITION OR INVESTMENT THAT WE MAY MAKE WILL BE SUBJECT TO A NUMBER OF
  FACTORS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS; ANY INVESTMENT OR ACQUISITION MAY DILUTE EXISTING STOCKHOLDERS

    In the future we may acquire, or invest in, businesses that offer products, services and technologies that we believe would help us expand or enhance our products and services or help us expand our distribution channels. If we were to make such an acquisition or investment, the risks described below could materially adversely affect our business and future operating results. Any future acquisition or investment would present risks commonly encountered in acquisitions of or investments in businesses. The following are examples of such risks:

    - Difficulty in combining the technology, operations or work force of the acquired business

    - Disruption of our on-going businesses

    - Difficulty in realizing the potential financial or strategic benefits of the transaction

    - Difficulty in maintaining uniform standards, controls, procedures and policies

    - Possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel

    The consideration for any future acquisition could be paid in cash, shares of our Common Stock, or a combination of cash and our Common Stock. If the consideration is paid in Common Stock, this would further dilute existing stockholders. Any amortization of goodwill or other assets resulting from such acquisition transaction could materially adversely affect our operating results and financial condition.

COSTS ASSOCIATED WITH EURO CONVERSION ISSUES MAY ADVERSELY AFFECT OUR BUSINESS

    Costs associated with conversion to the Euro could materially adversely affect our operating results and financial condition. On January 1, 1999, a new currency, the Euro, became the legal currency for eleven of the fifteen member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and the existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries. We have reviewed the effect of the conversion to the Euro on the prices of our products in the affected countries. As a result, we have made some adjustments to our prices to attempt to eliminate differentials that were identified. We have not completed our review of the impact of conversion to the Euro on our business, but it is possible that costs associated with ensuring that our products and internal operating systems are able to effectively work with the Euro conversion, or price adjustments resulting from the Euro conversion, could be material to our business.

    In particular, we are reviewing:

    - Whether our internal software systems can process transactions denominated either in current national currencies or the Euro, including converting currencies using computation methods specified by the European Economic Community

    - Our costs of modifying or replacing any of our internal operating systems

    - Whether we will have to change the terms of any financial instruments in connection with our hedging activities

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS
  MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK

    Our Board of Directors is authorized to issue up to 5,000,000 shares of undesignated Preferred Stock in one or more series. Of the 5,000,000 shares of Preferred Stock, 440,000 shares have been designated Series A Preferred, none of which is outstanding; 440,000 shares have been designated Series A-1 Preferred, none of which shares is outstanding; 50,000 shares have been designated Series B Preferred, of which 23,300 shares remained outstanding as of December 31, 1998. Subject to the prior consent of the holders of the Series B Preferred, the Board of Directors can fix the price, rights, preferences, privileges and restrictions of such Preferred Stock without any further vote or action by our stockholders. However, the issuance of shares of Preferred Stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our Common Stock and the voting and other rights of the holders of our Common Stock may be adversely affected. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of our Common Stock, including the loss of voting control to others.

CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS MAY INHIBIT POTENTIAL ACQUISITION
  BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT

    Certain provisions of our charter documents are designed to reduce our vulnerability to an unsolicited acquisition proposal. These include:

    - Elimination of the right of stockholders to act without holding a meeting

    - Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings

    - A board of directors divided into three classes, with each class standing for election once every three years

    These provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board of Directors and in the policies formulated by the Board of Directors and to discourage certain types of transactions involving an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for shares of our Common Stock and, consequently, may also inhibit fluctuations in the market price of our Common Stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in our management. In addition, we have adopted a rights agreement, commonly referred to as a "poison pill," that grants holders of our Common Stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt and this has the effect of requiring cooperation with our Board of Directors. This may also prevent an increase in the market price of our Common Stock resulting from actual or rumored takeover attempts. The rights agreement could also discourage potential acquirors from making unsolicited acquisition bids.

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT
  THE MARKET PRICE FOR INFORMIX COMMON STOCK AND PREVENT CHANGES IN OUR
  MANAGEMENT

    We are incorporated in Delaware and are subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including those corporations, such as us, whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving us and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. We do not intend to "opt out" of these antitakeover provisions of Delaware Law.

OUR COMMON STOCK LIKELY WILL BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME
  FLUCTUATIONS DUE TO A NUMBER OF FACTORS, CERTAIN OF WHICH ARE BEYOND OUR
  CONTROL

    Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our Common Stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our Common Stock would likely decrease significantly. The market price of our Common Stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

    - Market uncertainty about our financial condition or business prospects or the prospects for the RDBMS market in general

    - Revenues or results of operations that do not match analysts' expectations

    - The introduction of new products or product enhancements by us or our competitors

    - General business conditions in the software industry

    - Changes in the mix of revenues attributable to domestic and international sales

    - Seasonal trends in technology purchases and other general economic conditions

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is set forth in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations Captioned "Disclosures about Market Rate Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is set forth in our Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On May 20, 1998, we filed a current report on Form 8-K (the "Form 8-K") regarding our dismissal of Ernst & Young LLP as our independent accountants and the engagement of KPMG LLP as our independent accountants. The contents of that report are as follows:

FORM 8-K FILED ON MAY 20, 1998

    ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

    On May 12, 1998, the Company's Board of Directors approved a resolution (i) to dismiss Ernst & Young LLP ("E&Y") as the Company's independent accountants, effective upon management's notification of E&Y of the dismissal; and (ii) concurrent with such notification, to engage KPMG LLP ("KPMG") as Informix's independent accountants upon such terms as may be negotiated by management.

    On May 13, 1998, the Company's management notified E&Y of the dismissal. On May 19, 1998, the Company engaged KPMG as the Company's independent accountants.

    E&Y's reports with respect to the Company's financial statements for the fiscal years ended December 31, 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

    In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and 1997 and in the subsequent interim period, except as described in the next paragraph, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

    E&Y advised the Company that it disagreed with the Company's recognition of revenue resulting from software license transactions with industrial manufacturers which occurred during the first quarter ended March 31, 1998. The disagreement was resolved to the satisfaction of E&Y with the result that approximately $6.2 million in revenue has been deferred and will be recognized over a period which Informix expects to be approximately two years. The Company immediately filed an amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 1998 to restate its financial results for the period. The Audit Committee has discussed the accounting for these transactions with management and E&Y.

    The Company authorized E&Y to respond fully to the inquiries of KPMG as the successor independent accountants of the Company. Prior to accepting its engagement as the Company's successor independent accountants, KPMG had the opportunity to discuss with E&Y the subject matter of the disagreement described above and other matters relevant to Informix. KPMG did not offer any report or advice to Informix concerning such disagreement that was important to the Company's decision in reaching a resolution.

RESPONSE OF ERNST & YOUNG LLP

    On May 29, 1998 Ernst & Young furnished us with the following response letter concerning the information contained in the Form 8-K which response letter we filed with the Commission on Form 8-K/A on June 2, 1998 (the "Form 8-K/A").

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Gentlemen:

    We have read Item 4 of Form 8-K dated May 20, 1998, of Informix Corporation and believe it is not complete as to reportable events as described in Item 304(a)(1)(v) of Regulation S-K. We believe the ninth paragraph of Item 4 included on page 3 therein should be replaced by the following two sentences. On April 29, 1998, E&Y informed the Audit Committee of the Board that, in connection with the audit of Informix's fiscal 1997 consolidated financial statements, the lack of appropriate resources, analyses, and process structure in the accounting and financial reporting departments of Informix resulted in delays in closing the books, numerous and material amounts of post-closing entries and audit adjustments required to be recorded by Informix, and difficulty in accumulating accurate information necessary for financial statement disclosure in a timely manner. E&Y considers this condition to be a material weakness.

    We are in agreement with the statements contained in the first sentence of the second paragraph, the third paragraph, the fourth paragraph, the first sentence of the fifth paragraph, the first part of the second sentence of the fifth paragraph through and including the words "has been deferred", the fourth sentence of the fifth paragraph as it relates to our Firm, the first sentence of the sixth paragraph, the seventh paragraph, the first and second sentence of the eighth paragraph, and the first sentence of the tenth paragraph on pages 2 and 3 therein. In addition, we have no basis to agree or disagree with other statements of the registrant contained therein.

    Regarding the registrant's statements concerning the lack of internal controls to prepare financial statements, included in the eighth and ninth paragraphs of Item 4 on page 2 and 3 therein, we had considered such matters in determining the nature, timing and extent of procedures performed in our audit of the registrant's consolidated financial statements for the years ended December 31, 1997, 1996, 1995, and 1994.

                                          /s/ Ernst & Young LLP

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 6, 1999.

    The information regarding executive officers required by Item 10 is provided in Item 1--Business.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 6, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 6, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 6, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following are filed as a part of this Annual Report and included in Item 8:

(a)1.  FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors--KPMG LLP...................................................................         F-2
Report of Independent Auditors--Ernst & Young LLP..........................................................         F-3
Consolidated Balance Sheets................................................................................         F-4
Consolidated Statements of Operations......................................................................         F-5
Consolidated Statements of Cash Flows......................................................................         F-6
Consolidated Statements of Stockholders' Equity............................................................         F-7
Notes to Consolidated Financial Statements.................................................................         F-8

(a)2.  FINANCIAL STATEMENT SCHEDULE

    Schedule II--Valuation and Qualifying Accounts

(a)3.  EXHIBITS

EXHIBIT NO.                                             EXHIBIT TITLE
------------  -------------------------------------------------------------------------------------------------
      3.1(3)  Certificate of Incorporation of the Registrant, as amended
      3.2(a)(3) Bylaws of the Registrant, as amended
      3.2(b) 25) Amendment to Bylaws, dated April 24, 1998
      3.2(c)(2) Amendment to Bylaws, dated June 19, 1998
      3.2(d)(2) Amendment to Bylaws, dated July 15, 1998
      3.5(5)  Certificate of Designation of Series B Convertible Preferred Stock
      4.1(6)  First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
      4.2(7)  Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
              between the Registrant and BankBoston, N.A.
     10.1(2)  Form of Change of Control Agreement
     10.2(9)  Form of Amended Indemnity Agreement
     10.3(10) 1989 Outside Directors Stock Option Plan
     10.4(1)  Amendment to the 1989 Outside Directors Stock Option Plan
     10.5(2)  Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's Stock
              Option Plan
     10.6(12) 1986 Stock Option Plan, as amended
     10.7(13) 1994 Stock Option and Award Plan
     10.8(25) Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994 Stock
              Option and Award Plan
     10.9(13) Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
    10.10(14) 1997 Employee Stock Purchase Plan
    10.11(2)  Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
    10.12(15) Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio, Jr.

EXHIBIT NO.                                             EXHIBIT TITLE
------------  -------------------------------------------------------------------------------------------------
    10.13(15) Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
    10.14(15) Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier
    10.23(5)  Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
    10.24(5)  Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
    10.25(8)  Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.26(8)  Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.27(18) Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
              Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.28(19) Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
    10.29(2)  Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
    10.30(9)  Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
              Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo
              Park, California
    10.31(2)  Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.32(2)  Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.33(19) First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.34(20) Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.35(2)  Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners, L.P.
              for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.36(21) Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
              Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.37(2)  Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.38(21) Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
              Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo
              Park, California
    10.39(21) First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California

EXHIBIT NO.                                             EXHIBIT TITLE
------------  -------------------------------------------------------------------------------------------------
    10.40(2)  Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
              Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
    10.41(2)  Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks
              Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
    10.42(9)  Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
    10.43(2)  First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
              Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
    10.44(2)  Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners
              #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
    10.45(2)  Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
    10.46(2)  Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
    10.47(2)  Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.
    10.48(2)  Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc. and
              BankBoston, N.A.
    10.49(2)  Continuing Guaranty, dated as of December 31, 1997, by the Registrant
    10.50(1)  1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
    10.51(1)  Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
    10.52(1)  Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
    10.53(1)  Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
    10.54*    Offer of Employment Letter, dated December 16, 1998, from the Registrant to Howard A. Bain, III
    10.55*    Offer of Employment Letter, dated July 14, 1998, from the Registrant to Richard Snook
    10.55(1)  Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
              (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
    10.56(1)  Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
    10.57(24) 1998 Non-Statutory Stock Option Plan
     21.1*    Subsidiaries of the Registrant
     23.1*    Report on Schedule and Consent of KPMG LLP, Independent Auditors
     23.2*    Report on Schedule and Consent of Ernst & Young LLP, Independent Auditors
     24.1(2)  Power of Attorney (set forth on signature page)
     27.1*    Financial Data Schedule

------------------------

*   Filed herewith

(1) Previously filed

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-43991)

(3) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1995

(4) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on August 25, 1997

(5) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on December 4, 1997

(6) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on September 3, 1997

(7) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on December 3, 1997

(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-8006)

(9) Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988

(10) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-31116)

(11) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-50608)

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-506-10)

(13) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31369) filed with the Commission on July 16, 1997

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31371) filed with the Commission on July 16, 1997

(15) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1997

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

(24) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File no. 333-61843) filed with the Commission on August 19, 1998.

(25) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

(b) Reports on Form 8-K

    i Report on Form 8-K filed November 25, 1998 in connection with the issuance of 80,000 shares of its Series A-1 Convertible Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 30th day of March, 1999.

                                INFORMIX CORPORATION

                                By:         /s/ ROBERT J. FINOCCHIO, JR.
                                     ------------------------------------------
                                              Robert J. Finocchio, Jr.
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS HOWARD A. BAIN III AND STEPHANIE SCHWARTZ AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ ROBERT J. FINOCCHIO,     Chairman, President and
             JR.                  Chief Executive Officer
------------------------------    (Principal Executive        March 30, 1999
  (Robert J. Finocchio, Jr.)      Officer) and Director

                                Executive Vice President
    /s/ HOWARD A. BAIN III        and Chief Financial
------------------------------    Officer (Principal          March 30, 1999
     (Howard A. Bain III)         Financial Officer)

  /s/ STEPHANIE P. SCHWARTZ     Vice President, Corporate
------------------------------    Controller (Principal       March 30, 1999
   (Stephanie P. Schwartz)        Accounting Officer)

                                Executive Vice President,
   /s/ JEAN-YVES F. DEXMIER       Field Operations (Chief
------------------------------    Financial Officer from      March 30, 1999
    (Jean-Yves F. Dexmier)        October 1997 to January
                                  1999)

     /s/ LESLIE G. DENEND
------------------------------  Director                      March 30, 1999
      (Leslie G. Denend)

   /s/ ALBERT F. KNORP, JR.
------------------------------  Director                      March 30, 1999
    (Albert F. Knorp, Jr.)

      /s/ JAMES L. KOCH
------------------------------  Director                      March 30, 1999
       (James L. Koch)

   /s/ THOMAS A. MCDONNELL
------------------------------  Director                      March 30, 1999
    (Thomas A. McDonnell)

       /s/ GEORGE REYES
------------------------------  Director                      March 30, 1999
        (George Reyes)

    /s/ CYRIL J. YANSOUNI
------------------------------  Director                      March 30, 1999
     (Cyril J. Yansouni)

                              INFORMIX CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors--KPMG LLP...................................................................         F-2
Report of Independent Auditors--Ernst & Young LLP..........................................................         F-3
Consolidated Balance Sheets................................................................................         F-4
Consolidated Statements of Operations......................................................................         F-5
Consolidated Statements of Cash Flows......................................................................         F-6
Consolidated Statements of Stockholders' Equity............................................................         F-7
Notes to Consolidated Financial Statements.................................................................         F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--
Informix Corporation

    We have audited the accompanying consolidated balance sheet of Informix Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as listed in the Index at Item 14(a) as of and for the year ended December 31, 1998. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Informix Corporation and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            [/S/ KPMG LLP]

Mountain View, California
January 27, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--
Informix Corporation

    We have audited the accompanying consolidated balance sheet of Informix Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informix Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      [LOGO]

San Jose, California
March 2, 1998

                              INFORMIX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $   183,975  $   139,396
  Short-term investments................................................................       37,116       16,069
  Accounts receivable, less allowance for doubtful accounts of $15,034 in 1998 and
    $27,104 in 1997.....................................................................      187,240      142,048
  Recoverable income taxes..............................................................        3,255           --
  Deferred taxes........................................................................           --       12,249
  Other current assets..................................................................       20,308       26,243
                                                                                          -----------  -----------
Total current assets....................................................................      431,894      336,005
                                                                                          -----------  -----------
PROPERTY AND EQUIPMENT, net.............................................................       74,937       96,012
SOFTWARE COSTS, less accumulated amortization of $32,219 in 1998 and $22,786 in 1997....       38,006       40,854
DEFERRED TAXES, including income tax refunds............................................           --       56,345
LONG-TERM INVESTMENTS...................................................................       22,191       12,458
INTANGIBLE ASSETS, net..................................................................       41,482        8,277
OTHER ASSETS............................................................................        6,795       13,293
                                                                                          -----------  -----------
Total Assets............................................................................  $   615,305  $   563,244
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable......................................................................  $    29,742  $    36,155
  Accrued expenses......................................................................       59,234       64,538
  Accrued employee compensation.........................................................       50,424       49,154
  Income taxes payable..................................................................           --        3,031
  Deferred revenue......................................................................      131,423      100,828
  Advances from customers and financial institutions....................................      121,077      180,048
  Accrued restructuring costs...........................................................        5,813       26,597
  Other current liabilities.............................................................        6,552       15,802
                                                                                          -----------  -----------
Total current liabilities...............................................................      404,265      476,153
                                                                                          -----------  -----------
OTHER NON-CURRENT LIABILITIES...........................................................        3,313        6,311
DEFERRED TAXES..........................................................................           --       21,716
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--5,000,000 shares authorized
    Series A-1 convertible preferred stock, 300,000 shares issued; none and 160,000
      outstanding in 1998 and 1997, respectively........................................           --            2
    Series B convertible preferred stock, 50,000 shares issued; 23,300 and 50,000 outstanding in 1998 and 1997, respectively; aggregate liquidation preference of
      $25,927...........................................................................           --            1
  Common stock, par value $.01 per share--500,000,000 shares authorized; 188,158,000 and
    152,587,000 shares issued and outstanding in 1998 and 1997, respectively............        1,882        1,526
  Additional paid-in capital............................................................      429,621      347,582
  Accumulated deficit...................................................................     (220,426)    (278,144)
  Accumulated other comprehensive loss..................................................       (3,350)     (11,903)
                                                                                          -----------  -----------
Total stockholders' equity..............................................................      207,727       59,064
                                                                                          -----------  -----------
Total Liabilities and Stockholders' Equity..............................................  $   615,305  $   563,244
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1998        1997         1996
                                                                              ----------  -----------  ----------
NET REVENUES
  Licenses..................................................................  $  383,533  $   378,164  $  502,730
  Services..................................................................     351,450      285,728     231,810
                                                                              ----------  -----------  ----------
                                                                                 734,983      663,892     734,540

COSTS AND EXPENSES
  Cost of software distribution.............................................      35,444       63,027      46,786
  Cost of services..........................................................     155,250      166,916     144,850
  Sales and marketing.......................................................     268,537      417,162     413,689
  Research and development..................................................     146,291      139,310     120,211
  General and administrative................................................      76,062       87,498      64,416
  Write-off of goodwill and other long-term assets..........................          --       30,473          --
  Write-off of acquired research and development............................       2,600        7,000          --
  Restructuring charges.....................................................     (10,255)     108,248          --
  Expenses related to Illustra merger.......................................          --           --       5,914
                                                                              ----------  -----------  ----------
                                                                                 673,929    1,019,634     795,866
                                                                              ----------  -----------  ----------
Operating income (loss).....................................................      61,054     (355,742)    (61,326)
OTHER INCOME (EXPENSE)
  Interest income...........................................................      11,419        5,623       9,868
  Interest expense..........................................................      (5,774)      (9,405)    (12,475)
  Other, net................................................................      (4,581)      10,474       2,899
                                                                              ----------  -----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................................      62,118     (349,050)    (61,034)
  Income taxes..............................................................       4,400        7,817      12,531
                                                                              ----------  -----------  ----------
NET INCOME (LOSS)...........................................................      57,718     (356,867)    (73,565)
Preferred stock dividend....................................................      (3,478)        (301)         --
Value assigned to warrants..................................................      (1,982)      (1,601)         --
                                                                              ----------  -----------  ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.........................  $   52,258  $  (358,769) $  (73,565)
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

NET INCOME (LOSS) PER COMMON SHARE
  Basic.....................................................................  $     0.31  $     (2.36) $    (0.49)
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------
  Diluted...................................................................  $     0.30  $     (2.36) $    (0.49)
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------
SHARES USED IN PER SHARE CALCULATIONS
  Basic.....................................................................     168,277      151,907     149,310
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------
  Diluted...................................................................     173,228      151,907     149,310
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................  $  57,718  $(356,867) $ (73,565)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
  License fees received in advance...............................................    (66,069)   (64,797)   (58,206)
  Depreciation and amortization..................................................     46,560     65,639     47,207
  Amortization of capitalized software...........................................     20,699     21,437     14,626
  Write-off of capitalized software..............................................        771     14,749         --
  Write-off of long term assets..................................................         --      6,799         --
  Write-off of intangibles.......................................................         --     20,033         --
  Write-off of acquired research and development.................................      2,600      7,000         --
  Foreign currency transaction losses (gains)....................................      2,641      3,243     (5,349)
  (Gain) loss on sales of strategic investments..................................        500     (5,007)    (3,856)
  Loss on disposal of property and equipment.....................................      1,921     10,815      2,393
  Deferred tax expense...........................................................         --       (328)    (3,965)
  Provisions for losses on accounts receivable...................................     (4,793)    19,929     14,983
  Restructuring charges..........................................................    (10,255)    77,196         --
  Stock-based employee compensation..............................................        842      7,501         --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................    (38,305)    42,596    (45,426)
    Other current assets.........................................................     52,843     40,530         89
    Accounts payable and accrued expenses........................................    (62,603)   (58,867)    52,077
    Deferred maintenance revenue.................................................     22,681      3,618     29,590
                                                                                   ---------  ---------  ---------
Net cash and cash equivalents provided by (used in) operating activities.........     27,751   (144,781)   (29,402)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale securities.....................................    (49,077)   (35,255)  (152,179)
  Maturities of available-for-sale securities....................................      9,725     14,468    126,137
  Sales of available-for-sale securities.........................................     24,300     45,957     83,696
Purchases of strategic investments...............................................     (7,009)    (3,250)   (12,737)
Proceeds from sales of strategic investments.....................................      1,500     10,454      7,299
Purchases of land, property and equipment........................................    (20,063)   (93,786)  (148,270)
Proceeds from disposal of land, property and equipment...........................        864     62,371      1,929
Additions to software costs......................................................    (18,620)   (20,776)   (32,381)
Business combinations, net of cash acquired......................................      1,834     (9,749)    (4,340)
Other............................................................................      1,162    (33,500)   (14,434)
                                                                                   ---------  ---------  ---------
Net cash and cash equivalents used in investing activities.......................    (55,384)   (63,066)  (145,280)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers and financial institutions...............................     11,402     21,787    207,218
Proceeds from issuance of common stock, net......................................     16,219      9,239     24,357
Proceeds from issuance of preferred stock, net...................................     32,900     87,600         --
Principal payments on capital leases.............................................     (4,409)    (3,388)    (1,025)
Acquisition of common stock......................................................         --         --     (2,388)
Reissuance of treasury stock.....................................................         --         --        578
                                                                                   ---------  ---------  ---------
Net cash and cash equivalents provided by financing activities...................     56,112    115,238    228,740
                                                                                   ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.....................     16,100      5,497      8,145
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................     44,579    (87,112)    62,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................    139,396    226,508    164,305
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $ 183,975  $ 139,396  $ 226,508
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     PREFERRED STOCK
                                                                                --------------------------
                                                                                        SERIES A-1           SERIES B
                                                                                --------------------------  -----------
                                                                                  SHARES        AMOUNT        SHARES
                                                                                -----------  -------------  -----------
                                                                                            (IN THOUSANDS)
Balances at December 31, 1995.................................................          --     $      --            --
Comprehensive loss
  Net loss....................................................................
  Other comprehensive loss....................................................
    Unrealized gain on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................
  Other comprehensive loss....................................................
Comprehensive loss............................................................
Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Acquisition of treasury stock.................................................
Reissuance of treasury stock..................................................
Tax benefits related to stock options.........................................
                                                                                     -----           ---           ---
Balances at December 31, 1996.................................................          --            --            --
                                                                                     -----           ---           ---
Comprehensive loss
  Net loss....................................................................
  Other comprehensive loss....................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................
  Other comprehensive loss....................................................
Comprehensive loss............................................................
Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Stock-based compensation expense resulting from stock options.................
Issuance of Series A-1 convertible preferred stock and warrants, net..........         160             2
Issuance of Series B convertible preferred stock and warrants, net............                                      50
Common stock issued for services rendered in connection with the Series B convertible preferred stock offering........................................
Accrual of 5% cumulative preferred dividends on Series B convertible preferred stock.......................................................................
                                                                                     -----           ---           ---
Balance at December 31, 1997..................................................         160             2            50
                                                                                     -----           ---           ---
Comprehensive income
  Net income..................................................................
  Other comprehensive income..................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................
  Other comprehensive income..................................................
Comprehensive income..........................................................
Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Stock-based compensation expense resulting from stock options.................
Exercise of Series A-1 convertible preferred stock warrants, net..............         140             1
Conversion of Series A-1 to common stock......................................        (300)           (3)
Conversion of Series B to common stock........................................                                     (27)
Accrual of 5% cumulative preferred dividends on Series B convertible preferred stock.......................................................................
Additional Series B dividend..................................................
Acquisition of Red Brick......................................................
                                                                                     -----           ---           ---
Balance at December 31, 1998..................................................          --     $      --            23
                                                                                     -----           ---           ---
                                                                                     -----           ---           ---
----------------------------------------
(1) Disclosure of reclassification amount for the years ended:


                                                                                                   COMMON STOCK      ADDITIONAL
                                                                                               --------------------    PAID-IN
                                                                                   AMOUNT       SHARES     AMOUNT      CAPITAL
                                                                                -------------  ---------  ---------  -----------

Balances at December 31, 1995.................................................    $      --      147,984  $   1,480   $ 204,448
Comprehensive loss
  Net loss....................................................................
  Other comprehensive loss....................................................
    Unrealized gain on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive loss....................................................

Comprehensive loss............................................................

Exercise of stock options.....................................................                     2,182         22      13,343
Sale of stock to employees under employee stock purchase plan.................                       616          6      10,986
Acquisition of treasury stock.................................................
Reissuance of treasury stock..................................................
Tax benefits related to stock options.........................................                                           14,787
                                                                                        ---    ---------  ---------  -----------
Balances at December 31, 1996.................................................           --      150,782      1,508     243,564
                                                                                        ---    ---------  ---------  -----------
Comprehensive loss
  Net loss....................................................................
  Other comprehensive loss....................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive loss....................................................

Comprehensive loss............................................................

Exercise of stock options.....................................................                     1,132         11       3,563
Sale of stock to employees under employee stock purchase plan.................                       573          6       5,659
Stock-based compensation expense resulting from stock options.................                                            7,501
Issuance of Series A-1 convertible preferred stock and warrants, net..........                                           37,598
Issuance of Series B convertible preferred stock and warrants, net............            1                              49,196
Common stock issued for services rendered in connection with the Series B
  convertible preferred stock offering........................................                       100          1         802
Accrual of 5% cumulative preferred dividends on Series B convertible preferred
  stock.......................................................................                                             (301)
                                                                                        ---    ---------  ---------  -----------
Balance at December 31, 1997..................................................            1      152,587      1,526     347,582
                                                                                        ---    ---------  ---------  -----------
Comprehensive income
  Net income..................................................................
  Other comprehensive income..................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive income..................................................

Comprehensive income..........................................................

Exercise of stock options.....................................................                     2,483         25       8,422
Sale of stock to employees under employee stock purchase plan.................                     1,613         16       7,754
Stock-based compensation expense resulting from stock options.................                                              840
Exercise of Series A-1 convertible preferred stock warrants, net..............                                           32,899
Conversion of Series A-1 to common stock......................................                    17,413        174        (171)
Conversion of Series B to common stock........................................           (1)       6,471         65         (65)
Accrual of 5% cumulative preferred dividends on Series B convertible preferred
  stock.......................................................................                                           (2,178)
Additional Series B dividend..................................................                                           (1,300)
Acquisition of Red Brick......................................................                     7,591         76      35,838
                                                                                        ---    ---------  ---------  -----------
Balance at December 31, 1998..................................................    $      --      188,158  $   1,882   $ 429,621
                                                                                        ---    ---------  ---------  -----------
                                                                                        ---    ---------  ---------  -----------
----------------------------------------
(1) Disclosure of reclassification amount for the years ended:


                                                                                                            RETAINED
                                                                                    TREASURY STOCK          EARNINGS
                                                                                -----------------------   (ACCUMULATED
                                                                                  SHARES       AMOUNT       DEFICIT)
                                                                                -----------  ----------  --------------

Balances at December 31, 1995.................................................          --   $       --    $  154,098
Comprehensive loss
  Net loss....................................................................                                (73,565)
  Other comprehensive loss....................................................
    Unrealized gain on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive loss....................................................

Comprehensive loss............................................................

Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Acquisition of treasury stock.................................................        (100)      (2,388)
Reissuance of treasury stock..................................................         100        2,388        (1,810)
Tax benefits related to stock options.........................................
                                                                                     -----   ----------  --------------
Balances at December 31, 1996.................................................          --           --        78,723
                                                                                     -----   ----------  --------------
Comprehensive loss
  Net loss....................................................................                               (356,867)
  Other comprehensive loss....................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive loss....................................................

Comprehensive loss............................................................

Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Stock-based compensation expense resulting from stock options.................
Issuance of Series A-1 convertible preferred stock and warrants, net..........
Issuance of Series B convertible preferred stock and warrants, net............
Common stock issued for services rendered in connection with the Series B convertible preferred stock offering........................................
Accrual of 5% cumulative preferred dividends on Series B convertible preferred stock.......................................................................
                                                                                     -----   ----------  --------------
Balance at December 31, 1997..................................................          --           --      (278,144)
                                                                                     -----   ----------  --------------
Comprehensive income
  Net income..................................................................                                 57,718
  Other comprehensive income..................................................
    Unrealized loss on available-for-sale securities, net of reclassification adjustments(1)..........................................................
    Foreign currency translation adjustments..................................

  Other comprehensive income..................................................

Comprehensive income..........................................................

Exercise of stock options.....................................................
Sale of stock to employees under employee stock purchase plan.................
Stock-based compensation expense resulting from stock options.................
Exercise of Series A-1 convertible preferred stock warrants, net..............
Conversion of Series A-1 to common stock......................................
Conversion of Series B to common stock........................................
Accrual of 5% cumulative preferred dividends on Series B convertible preferred stock.......................................................................
Additional Series B dividend..................................................
Acquisition of Red Brick......................................................
                                                                                     -----   ----------  --------------
Balance at December 31, 1998..................................................          --   $       --    $ (220,426)
                                                                                     -----   ----------  --------------
                                                                                     -----   ----------  --------------
----------------------------------------
(1) Disclosure of reclassification amount for the years ended:


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                 COMPREHENSIVE    COMPREHENSIVE
                                                                                 INCOME (LOSS)    INCOME (LOSS)    TOTALS
                                                                                ---------------  ---------------  ---------

Balances at December 31, 1995.................................................                      $  (2,279)    $ 357,747
Comprehensive loss
  Net loss....................................................................    $   (73,565)                      (73,565)
  Other comprehensive loss....................................................
    Unrealized gain on available-for-sale securities, net of reclassification
      adjustments(1)..........................................................          7,626                         7,626
    Foreign currency translation adjustments..................................         (3,838)                       (3,838)
                                                                                ---------------
  Other comprehensive loss....................................................          3,788           3,788
                                                                                ---------------
Comprehensive loss............................................................    $   (69,777)
                                                                                ---------------
                                                                                ---------------
Exercise of stock options.....................................................                                       13,365
Sale of stock to employees under employee stock purchase plan.................                                       10,992
Acquisition of treasury stock.................................................                                       (2,388)
Reissuance of treasury stock..................................................                                          578
Tax benefits related to stock options.........................................                                       14,787
                                                                                                 ---------------  ---------
Balances at December 31, 1996.................................................                          1,509       325,304
                                                                                                 ---------------  ---------
Comprehensive loss
  Net loss....................................................................    $  (356,867)                     (356,867)
  Other comprehensive loss....................................................
    Unrealized loss on available-for-sale securities, net of reclassification
      adjustments(1)..........................................................        (12,457)                      (12,457)
    Foreign currency translation adjustments..................................           (955)                         (955)
                                                                                ---------------
  Other comprehensive loss....................................................        (13,412)        (13,412)
                                                                                ---------------
Comprehensive loss............................................................    $  (370,279)
                                                                                ---------------
                                                                                ---------------
Exercise of stock options.....................................................                                        3,574
Sale of stock to employees under employee stock purchase plan.................                                        5,665
Stock-based compensation expense resulting from stock options.................                                        7,501
Issuance of Series A-1 convertible preferred stock and warrants, net..........                                       37,600
Issuance of Series B convertible preferred stock and warrants, net............                                       49,197
Common stock issued for services rendered in connection with the Series B
  convertible preferred stock offering........................................                                          803
Accrual of 5% cumulative preferred dividends on Series B convertible preferred
  stock.......................................................................                                         (301)
                                                                                                 ---------------  ---------
Balance at December 31, 1997..................................................                        (11,903)       59,064
                                                                                                 ---------------  ---------
Comprehensive income
  Net income..................................................................    $    57,718                        57,718
  Other comprehensive income..................................................
    Unrealized loss on available-for-sale securities, net of reclassification
      adjustments(1)..........................................................          5,202                         5,202
    Foreign currency translation adjustments..................................          3,351                         3,351
                                                                                ---------------
  Other comprehensive income..................................................          8,553           8,553
                                                                                ---------------
Comprehensive income..........................................................    $    66,272
                                                                                ---------------
                                                                                ---------------
Exercise of stock options.....................................................                                        8,447
Sale of stock to employees under employee stock purchase plan.................                                        7,770
Stock-based compensation expense resulting from stock options.................                                          840
Exercise of Series A-1 convertible preferred stock warrants, net..............                                       32,900
Conversion of Series A-1 to common stock......................................                                           --
Conversion of Series B to common stock........................................                                           (1)
Accrual of 5% cumulative preferred dividends on Series B convertible preferred
  stock.......................................................................                                       (2,178)
Additional Series B dividend..................................................                                       (1,300)
Acquisition of Red Brick......................................................                                       35,914
                                                                                                 ---------------  ---------
Balance at December 31, 1998..................................................                      $  (3,350)    $ 207,727
                                                                                                 ---------------  ---------
                                                                                                 ---------------  ---------
----------------------------------------
(1) Disclosure of reclassification amount for the years ended:

                                                                                            1998       1997       1996
                                                                                          ---------  ---------  ---------
Net unrealized gain (loss) on available-for-sale securities arising during period.......  $   5,202  $  (3,599) $   9,006
Less: reclassification adjustment for net gains included in net income (loss)...........         --     (8,858)    (1,380)
                                                                                          ---------  ---------  ---------
Net unrealized gain (loss) on available-for-sale securities.............................  $   5,202  $ (12,457) $   7,626
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

Net unrealized gain (loss) on available-for-sale securities arising during period.......
Less: reclassification adjustment for net gains included in net income (loss)...........
Net unrealized gain (loss) on available-for-sale securities.............................

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND OPERATIONS. The Company is a leading multinational supplier of information management software and solutions to governments and enterprises worldwide. The Company designs, develops, manufactures, markets and supports relational database management systems, connectivity interfaces and gateways and graphical and character-based application development tools for building database applications that allow customers to access, retrieve and manipulate business data. The Company also offers complete solutions, which include its database management software, its own and third party software and consulting services to help customers design and rapidly deploy data warehousing (decision support), web-based enterprise repository and electronic commerce applications.

    The principal geographic markets for the Company's products are North America, Europe, Asia/ Pacific, and Latin America. Customers include businesses ranging from small corporations to Fortune 1000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

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

    FOREIGN CURRENCY TRANSLATION. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive income (loss).

    For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded net foreign currency transaction gains (losses) of $(4.8) million, $8.0 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Contract amounts in excess of the carrying value of the Company's foreign currency denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies.

    Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycles for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. We attempt to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. These foreign currency forward exchange contracts do not qualify as hedges and, therefore are marked to market, accounting for a significant portion of our net foreign currency losses of $4.8 million in 1998. These losses are primarily offset by gains realized in cost of software distribution resulting from these foreign currency movements. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

    REVENUE RECOGNITION POLICY. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under prior accounting standards.

    SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

    The Company's revenue recognition policy as of January 1, 1998 is as follows:

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is considered probable. Revenue for transactions with application vendors, OEMs and distributors is currently recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances on an estimated basis. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract, or on a contract accounting basis. When the fee for maintenance and service is bundled with the license fee, it is unbundled from the license fee using the Company's objective evidence of the fair value of the maintenance and/or services represented by the Company's customary pricing for such maintenance and/or services.

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

    Prior to fiscal 1998, the Company's arrangements for financing of license contracts with customers frequently took the form of a non-recourse sale of the future payment streams. When such customer contracts were sold to a third-party financing entity, they were typically sold at a discount which represented the financing cost. Such discounts offset revenues in cases where the license was recorded as a sale. For transactions where the financing was received prior to the recognition of revenue, the financing discount has been charged ratably to interest expense over the financing period, which approximates the "interest method."

    SALES OF RECEIVABLES. Prior to January 1, 1998, the Company financed amounts due from customers with financial institutions on a non-recourse basis. The Company accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 77 (SFAS 77), "Reporting by Transferors for Transfers of Receivables with Recourse". Effective January 1, 1998 any such transactions would be accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". If at the time of the transfer the amounts due from the customer have been recognized as revenue and a receivable, the transfer is accounted for as the sale of a receivable and the receivable is removed from the books and the financing fees are charged to operations immediately as interest expense. The Company did not enter into any such transactions during fiscal 1998.

    SALES OF FUTURE REVENUE STREAMS. If at the time of transfer the amounts due from the customers have not been recognized as revenue or a receivable, the transfer is accounted for as the sale of a future revenue stream in accordance with EITF 88-18. Accordingly, the receipt of cash is treated as a borrowing and recorded as "advances from customers and financial institutions" and the financing fees are amortized to interest expense over the term of the financing arrangement. The Company has not financed, and does not expect to finance, amounts due from customers subsequent to December 31, 1997.

    CONCURRENT TRANSACTIONS. In fiscal 1996 and 1997, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1996 included license agreements of approximately $170 million and committments by the Company to acquire goods and services in the aggregate of approximately $130 million. Concurrent transactions in 1997 included software license agreements of approximately $21 million and commitments by the Company to acquire goods and services in the aggregate of approximately $50 million. The Company did not enter into any significant concurrent transactions in fiscal 1998.

    INVENTORIES. Inventories, which consist primarily of software product components, finished software products, and marketing and promotional materials, are carried at the lower of cost (first in, first out) or market value, and are included in other current assets.

    SOFTWARE COSTS. The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company uses a detail program design approach in determining technological feasibility. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company recorded amortization of $20.7 million, $21.4 million, and $14.6 million of software costs in 1998, 1997 and 1996, respectively, in cost of software distribution.

    PROPERTY AND EQUIPMENT. Depreciation of property and equipment is calculated using the straight-line method over its estimated useful life, generally the shorter of the applicable lease term or three-to-seven years for financial reporting purposes. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of property and equipment to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    BUSINESSES ACQUIRED. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date range from five to seven years. As of December 31, 1998, 1997 and 1996, the Company had $48.3 million, $19.2 million and $50.6 million of intangible assets, with accumulated amortization of $6.8 million, $10.9 million and $15.9 million, respectively, as a result of these acquisitions. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. The carrying values of specified intangible assets are reviewed in a manner consistent with the policy for reviewing impairment of property and equipment, as described above. During 1997, the Company wrote down $30.5 million of impaired long-term assets related to the shortfall in business activity of its Japanese subsidiary (see Note 13). There were no writedowns of intangible assets in 1998 or 1996.

    STOCK-BASED COMPENSATION. As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees (see Note 7).

    CONCENTRATION OF CREDIT RISK. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations.

The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

    No single customer accounted for 10% or more of the consolidated net revenues of the Company in 1998, 1997 or 1996.

    CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND LONG-TERM
INVESTMENTS. The Company considers liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company considers investments with a maturity of more than three months but less than one year to be short-term investments. Investments with a remaining original maturity of more than one year are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value.

    The Company invests its excess cash in accordance with its short-term and long-term investments policy, which is approved by the Board of Directors. The policy authorizes the investment of excess cash in government securities, municipal bonds, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1, and other specific money market instruments of similar liquidity and credit quality. The Company has not experienced any significant losses related to these investments.

    The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. When the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to fair value.

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

    Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company realized gross gains of approximately $8.5 million and $5.2 million and gross losses of approximately $1.2 million and $1.3 million on the sale of available-for-sale equity securities during 1997 and 1996, respectively. Realized gains and losses were not significant in 1998.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices.

    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2--BALANCE SHEET COMPONENTS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Property and equipment, net:
  Computer equipment......................................................................  $  181,710  $  189,985
  Furniture and fixtures..................................................................      35,506      36,087
  Leasehold improvements..................................................................      33,206      34,706
  Buildings and other.....................................................................       2,511       2,291
                                                                                            ----------  ----------
                                                                                               252,933     263,069
  Less: accumulated amortization..........................................................    (177,996)   (167,057)
                                                                                            ----------  ----------
                                                                                            $   74,937  $   96,012
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Long-term investments:
  Marketable equity securities (Note 3)...................................................  $   10,308  $    3,083
  Investments in privately-held companies.................................................       5,874       9,375
  Corporate bonds.........................................................................       6,009          --
                                                                                            ----------  ----------
                                                                                            $   22,191  $   12,458
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NOTE 3--FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale debt and equity securities:

                                                                            AVAILABLE-FOR-SALE SECURITIES
                                                                   ------------------------------------------------
                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 1998                                                     COST        GAINS       LOSSES     FAIR VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------

                                                                                    (IN THOUSANDS)
U.S. treasury securities.........................................  $    8,363   $      --    $      --   $    8,363
Commercial paper, corporate bonds and medium-term notes..........      95,577         179          (28)      95,728
Municipal bonds..................................................      28,866          23           (1)      28,888
International bonds..............................................       3,004          --           --        3,004
                                                                   ----------  -----------  -----------  ----------
  Total debt securities..........................................     135,810         202          (29)     135,983
U.S. equity securities...........................................       6,046       4,717         (455)      10,308
                                                                   ----------  -----------  -----------  ----------
                                                                   $  141,856   $   4,919    $    (484)  $  146,291
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Amounts included in cash and cash equivalents....................  $   92,690   $     168    $      --   $   92,858
Amounts included in short-term investments.......................      37,087          31           (2)      37,116
Amounts included in long-term investments........................      12,079       4,720         (482)      16,317
                                                                   ----------  -----------  -----------  ----------
                                                                   $  141,856   $   4,919    $    (484)  $  146,291
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
DECEMBER 31, 1997
-----------------------------------------------------------------
U.S. treasury securities.........................................  $    3,701   $       1    $      --   $    3,702
Commercial paper, corporate bonds and medium-term notes..........      49,664          18           --       49,682
Municipal bonds..................................................      11,903          --           (3)      11,900
Repurchase agreements............................................      23,262          --           --       23,262
                                                                   ----------  -----------  -----------  ----------
  Total debt securities..........................................      88,530          19           (3)      88,546
U.S. equity securities...........................................       3,866          --         (783)       3,083
                                                                   ----------  -----------  -----------  ----------
                                                                   $   92,396   $      19    $    (786)  $   91,629
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Amounts included in cash and cash equivalents....................  $   72,460   $      18    $      (1)  $   72,477
Amounts included in short-term investments.......................      16,070           1           (2)      16,069
Amounts included in long-term investments........................       3,866          --         (783)       3,083
                                                                   ----------  -----------  -----------  ----------
                                                                   $   92,396   $      19    $    (786)  $   91,629
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    Maturities of debt securities at market value at December 31, 1998 are as follows (in thousands):

Mature in one year or less........................................  $ 129,974
Mature after one year through five years..........................      6,009
Mature after five years...........................................         --
                                                                    ---------
                                                                    $ 135,983
                                                                    ---------
                                                                    ---------

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into foreign currency forward exchange contracts primarily to hedge the value of intercompany accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. Subsequent to fiscal year end 1997, Informix began entering into foreign currency forward exchange contracts to hedge no more than 80% of anticipated net income of foreign subsidiaries of up to a maximum of one year in the future. From an accounting perspective, these hedges are considered to be speculative. The Company's outstanding foreign currency forward exchange contracts used to hedge anticipated net income are marked to market with unrealized gains and losses recognized as incurred in results of operations. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. There are no significant unrealized gains or losses on these contracts at December 31, 1998 and 1997. At December 31, 1998 and 1997, the Company had approximately $93.9 million and $102.7 million of foreign currency forward exchange contracts outstanding, respectively.

    The table below summarizes by currency the contractual amounts of the Company's foreign currency forward exchange contracts at December 31, 1998 and December 31, 1997. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the unrealized gain (loss) and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 1998 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                            UNREALIZED
AT DECEMBER 31, 1998                                                     CONTRACT AMOUNT    GAIN/(LOSS)   FAIR VALUE
-----------------------------------------------------------------------  ----------------  -------------  -----------
                                                                                        (IN THOUSANDS)
Forward currency to be sold under contract:
  Japanese Yen.........................................................    $     11,719      $      13     $    (262)
  Deutsche Mark........................................................           8,092             (1)           39
  Korean Won...........................................................           5,250              5          (119)
  Singapore Dollar.....................................................           4,264             17            45
  British Pound........................................................           3,322             --           (30)
  Australian Dollar....................................................           2,756             (4)           (2)
  Netherland Guilder...................................................           2,087             (3)            7
  Swiss Franc..........................................................           2,010              3            21
  Brazilian Real.......................................................           1,382             --          (273)
  Other (individually less than $1 million)............................           2,926             (6)          (36)
                                                                               --------          -----         -----
Total..................................................................    $     43,808      $      24     $    (610)
                                                                               --------          -----         -----
                                                                               --------          -----         -----
Forward currency to be purchased under contract:
  British Pound........................................................    $     42,576      $      (8)    $      81
  French Franc.........................................................           3,046             (1)          (17)
  Swedish Krona........................................................           1,493            (16)          (23)
  Danish Krone.........................................................           1,316              1            (3)
  Other (individually less than $1 million)............................           1,692              9            24
                                                                               --------          -----         -----
Total..................................................................    $     50,123      $     (15)    $      62
                                                                               --------          -----         -----
                                                                               --------          -----         -----
Grand Total............................................................    $     93,931      $       9     $    (548)
                                                                               --------          -----         -----
                                                                               --------          -----         -----

                                                                                            UNREALIZED
AT DECEMBER 31, 1997                                                       CONTRACT VALUE   GAIN/(LOSS)   FAIR VALUE
-------------------------------------------------------------------------  --------------  -------------  -----------
                                                                                         (IN THOUSANDS)
Forward currency to be sold under contract:
  British Pound..........................................................   $     55,740     $      28     $     241
  Deutsche Mark..........................................................         17,050            13           (75)
  French Franc...........................................................         14,139             9           (66)
  Italian Lira...........................................................          3,901             4             4
  Spanish Peseta.........................................................          3,166             1            (7)
  Swedish Krona..........................................................          1,682             2            (3)
  Other (individually less than $1 million)..............................          2,090            41            47
                                                                           --------------        -----         -----
Total....................................................................   $     97,768     $      98     $     141
                                                                           --------------        -----         -----
                                                                           --------------        -----         -----
Forward currency to be purchased under contract:
  Swiss Franc............................................................   $      1,636     $      (1)    $      16
  Dutch Guilder..........................................................          1,096            --             5
  Other (individually less than $1 million)..............................          2,208            15            12
                                                                           --------------        -----         -----
Total....................................................................   $      4,940     $      14     $      33
                                                                           --------------        -----         -----
                                                                           --------------        -----         -----
Grand Total..............................................................   $    102,708     $     112     $     174
                                                                           --------------        -----         -----
                                                                           --------------        -----         -----

    While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts (arising from the possible inabilities of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company as these contracts can be settled on a net basis at the option of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

    As of December 31, 1998, other than foreign currency forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

NOTE 5--PREFERRED STOCK

    In August 1997, the Company sold 160,000 shares of newly authorized Series A Convertible Preferred Stock, face value $250 per share, which shares are generally not entitled to vote on corporate matters, to a private investor for aggregate net proceeds of $37.6 million and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1 Convertible Stock (the "Series A-1 Preferred") issued to the same investor, with a corresponding change to the warrant shares. The mandatory redemption provisions of the new Series A-1 Preferred differ from the Series A Convertible Preferred Stock. The redemption provisions in the Series A-1 Preferred effectively preclude the Company from having to redeem the preferred stock except by actions solely within its control. Accordingly, the Consolidated Balance Sheet reflects the Series A-1 Preferred under stockholder's equity.

    The Series A-1 Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Preferred will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances of default. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1 Convertible Preferred Stock were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until stockholder approval is obtained.

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

    On November 25, 1998, the holders of the Series A-1 Preferred Stock exercised their remaining warrants to purchase 80,000 additional shares of Series A-1 Preferred at $250 per share resulting in net proceeds to the Company of $18.8 million. In addition, pursuant to the Series A-1 Subscription Agreement, the Series A-1 Preferred stockholders converted the remaining 80,000 shares of Series A-1 Preferred into 4,642,525 shares of the Company's Common Stock. As a result of these conversions, no Series A-1 Preferred Stock or Series A-1 Preferred warrants were outstanding at December 31, 1998.

    In November 1997, the Company sold 50,000 shares of newly authorized Series B Convertible Preferred Stock ("Series B Preferred"), face value $1,000 per share, which shares are generally not entitled to vote on corporate matters, to private investors for aggregate proceeds of $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company). In connection with the sale, the Company also agreed to issue a warrant to such investors upon conversion of such Series B Preferred to purchase 20% of the shares of Common Stock into which the Series B Preferred is convertible, but no less than 1,500,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The

Company also agreed to issue additional warrants to purchase up to an aggregate of 200,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Series B Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance, and upon the occurrence of certain events, including a merger. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each Series B Preferred share is convertible into the number of shares of Common Stock at a per share price equal to the lowest of (i) the average of the closing prices for the Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date, (ii) 101% of the average closing price for the 22 trading days prior to the date of actual conversions, or (iii) 101% of the lowest closing price for the Common Stock during the five trading days immediately prior to the date of actual conversion. The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of certain events. The Series B Preferred accrues cumulative dividends at an annual rate of 5% of per share face value. The dividend is generally payable upon the conversion or redemption of the Series B Preferred, and may be paid in cash or, at the holder's election, in shares of Common Stock. The Series B is junior to the Company's outstanding Series A-1 Preferred in respect to the right to receive dividend payments and liquidation preferences.

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

    During the third and fourth quarters of fiscal 1998, holders of the Series B Preferred Stock converted a total of 26,200 shares of Series B Preferred into 6,391,639 shares of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 1,428,319 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $1,170,068 to such stockholders. The Company reserved 22.8 million shares of Common Stock for issuance upon conversion of the Series B Preferred and upon exercise of the Series B Warrants.

    The fair value of the warrants issued in connection with the Series A-1 Preferred and Series B Preferred are deemed to be a discount to the conversion price of the respective equity instruments available to the preferred stockholders. The discounts were recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period during which the preferred stockholders could realize this return, immediate for the Series A-1 Preferred and six months for the Series B Preferred. The discount has been accreted to additional paid in capital (accumulated deficit) in the Company's balance sheet and has been disclosed as a decrease in the amount available to common stockholders on the face of the Company's statements of operations and for purposes of computing net income (loss) per share. The fair value assigned to the warrants is based on an independent appraisal performed by a nationally recognized investment banking firm. The appraisal was completed utilizing the Black-Scholes valuation model. This model requires assumptions related to the remaining life of the warrant, the risk free interest rate at the time of issuance, stock volatility, and an illiquidity factor associated with the security. These assumptions and the values assigned to the Series A-1 and Series B warrants were as follows:

                                                                  SERIES A-1      SERIES B
                                                                 -------------  -------------
Volatility.....................................................            0.4            0.6
Expected life..................................................      18 months      24 months
Risk free interest rate........................................           5.6%           5.6%
Dividend yield.................................................             0%             0%
Illiquidity discount...........................................            33%            33%
Exercise price.................................................          $7.59          $9.73
Assigned value.................................................   $0.9 million   $2.7 million

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

    On June 9, 1998, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 pertaining to the Company's sale of its Series B Preferred. The Securities and Exchange Commission ("SEC") reviewed the Post-Effective Amendment and declared it effective on August 13, 1998. The Series B Preferred stockholders claimed that during August 1998 they were prevented from selling shares of Series B Preferred stock until the SEC completed its review of the Post-Effective Amendment and, as a result, the Company had failed to comply with certain terms of a Registration Rights Agreement between the Series B Preferred stockholders and the Company. As a result, the Company recorded a $1.3 million dividend as of December 31, 1998, which is payable in cash to the Series B Preferred stockholders in the first quarter of 1999.

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                                  1998        1997         1996
                                                                                ---------  -----------  ----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Numerator:
  Net income (loss)...........................................................  $  57,718  $  (356,867) $  (73,565)
  Preferred stock dividends...................................................     (3,478)        (301)         --
  Value assigned to warrants..................................................     (1,982)      (1,601)         --
                                                                                ---------  -----------  ----------
  Numerator for basic and diluted net income (loss) per common share..........  $  52,258  $  (358,769) $  (73,565)
                                                                                ---------  -----------  ----------
                                                                                ---------  -----------  ----------
Denominator:
  Denominator for basic net income (loss) per common share-- weighted-average
    shares....................................................................    168,277      151,907     149,310
  Effect of dilutive securities:
    Employee stock options....................................................      2,203           --          --
    Series A-1 convertible preferred stock....................................      2,748           --          --
                                                                                ---------  -----------  ----------
  Denominator for diluted net income (loss) per common share-- adjusted
    weighted-average shares and assumed conversions...........................    173,228      151,907     149,310
                                                                                ---------  -----------  ----------
                                                                                ---------  -----------  ----------
Basic net income (loss) per common share......................................  $    0.31  $     (2.36) $    (0.49)
                                                                                ---------  -----------  ----------
                                                                                ---------  -----------  ----------
Diluted net income (loss) per common share....................................  $    0.30  $     (2.36) $    (0.49)
                                                                                ---------  -----------  ----------
                                                                                ---------  -----------  ----------

    The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were anti-dilutive. A summary of the excluded potentially dilutive securities and the related exercise/conversion features follows:

                                                                                                  DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
                                                                                                 (IN THOUSANDS)
Potentially dilutive securities:
Stock options..........................................................................     10,018      4,776      6,263
Stock warrants
  Common Stock (Series B Warrants).....................................................      1,750
  Series A-1 Warrants..................................................................         --        140         --
Series A-1 Convertible Preferred Stock
  Preferred Shares.....................................................................         --        160         --
  Equivalent common shares upon assumed conversion.....................................         --      4,955         --
Series B Convertible Preferred Stock
  Preferred Shares.....................................................................         23         50         --
  Equivalent common shares upon assumed conversion.....................................      7,901      3,387         --

    The stock options have per share exercise prices ranging from $6.75 to $42.09, $10.78 to $34.25, and $25.63 to $34.75 at December 31, 1998, 1997 and
1996, respectively.

    The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of Common Stock of the Company. Upon conversion of the Series B Preferred, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred is convertible, but not less than an aggregate of 1,750,000, of which approximately 1,494,000 have been issued as of December 31, 1998, at a per share exercise price of $7.84. The Series B Warrants are exercisable through November 2002.

    Warrants to purchase shares of the Company's Series A-1 Preferred (the "Series A-1 Warrants") were exercised into shares of Series A-1 Preferred at a per share price of $250 and converted into 8,125,000 shares of Common Stock during 1998. No Series A-1 Warrants were outstanding as of December 31, 1998.

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

    Additionally, 1,600,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors. At December 31, 1998, 600,000 shares were available for grant under this Plan.

    In April 1994, the Company adopted the 1994 Stock Option and Award Plan; 8,000,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. In May 1997, the Company's stockholders approved an additional 8,000,000 shares to be reserved for issuance under the Company's 1994 Stock Option and Award Plan. At December 31, 1998, 4,116,930 shares were available for grant under this Plan.

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

    In December 1997, the Company's Board of Directors authorized the repricing of outstanding options to purchase Common Stock under the Company's stock option plans. Employees were eligible to participate only if they remained actively employed at the effective date of the repricing and were only permitted to exchange options granted and outstanding prior to May 1, 1997. The repricing/option exchange was effective January 9, 1998 (the "Repricing Effective Date"). The repricing program offered eligible employees the opportunity to exchange eligible outstanding options with exercise prices in excess of the closing sales price of the Company's Common Stock on the Repricing Effective Date for a new option with an exercise price equal to such price. Other than the exercise price, each new option issued upon exchange has terms substantially equivalent to the surrendered option, including the number of shares, vesting terms and expiration except that options issued in connection with the exchange may not be exercised for a period of one year from the Repricing Effective Date. In addition, Officers and Directors of the Company were not eligible to have their shares repriced. The exercise price for repriced options was $5.0938, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

    In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan; 5,500,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. At December 31, 1998, 2,341,451 shares were available for grant under this Plan.

    As a result of its acquisition of Red Brick Systems, Inc. ("Red Brick") in December 1998, the Company assumed all outstanding Red Brick stock options which had been issued under Red Brick's 1995 Stock Option Plan (including options granted under the predecessor 1991 Stock Option Plan) and Supplemental Stock Option Plan. Each Red Brick stock option so assumed is subject to the same terms and conditions as the original grant, except that each option was adjusted at a ratio of 0.6 shares of Informix common stock for each one share of Red Brick common stock, and the exercise price was adjusted by multiplying the exercise price by 0.6.

    Following is a summary of activity for all stock option plans for the three years ended December 31, 1998:

                                                                                    NUMBER OF         OPTIONS
                                                                                     SHARES       PRICE PER SHARE
                                                                                  -------------  -----------------
Outstanding at December 31, 1995................................................     15,753,082  $0.06 to $34.00

                                                                                                 WEIGHTED AVERAGE
                                                                                                  EXERCISE PRICE
                                                                                                 -----------------
Options granted and assumed......................................................      5,850,225     $  24.3456
Options exercised................................................................     (2,927,260)        4.6069
Options canceled.................................................................     (1,561,800)       17.1483
                                                                                   -------------       --------
Outstanding at December 31, 1996.................................................     17,114,247        13.4495
Options granted and assumed......................................................     13,137,338         8.5926
Options exercised................................................................     (1,132,484)        2.9266
Options canceled.................................................................    (10,008,150)       18.8573
                                                                                   -------------       --------
Outstanding at December 31, 1997.................................................     19,110,951         7.9906
Options granted..................................................................      9,992,847         5.5788
Options assumed..................................................................      2,466,727         5.4012
Options exercised................................................................     (2,439,615)        3.4299
Options canceled.................................................................     (8,859,919)        9.1123
                                                                                   -------------       --------
Outstanding at December 31, 1998.................................................     20,270,991     $   6.5234
                                                                                   -------------       --------
                                                                                   -------------       --------

    The following table summarizes information about options outstanding at December 31, 1998:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              ----------------------------------------------------  -------------------------------
                                   NUMBER                              WEIGHTED          NUMBER         WEIGHTED
                               OUTSTANDING AS    WEIGHTED AVERAGE       AVERAGE      EXERCISABLE AS      AVERAGE
                              OF DECEMBER 31,        REMAINING         EXERCISE     OF DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICES            1998         CONTRACTUAL LIFE        PRICE            1998            PRICE
----------------------------  ----------------  -------------------  -------------  ----------------  -------------
$0.2000-$5.0938.............       7,396,599              7.29        $    4.0420        2,461,345     $    2.5647
$5.1563-$6.7500.............       4,608,573              9.45             5.5609          158,526          6.6740
$6.7813-$9.0313.............       5,831,557              8.13             8.2713        1,927,676          8.1340
$9.0625-$13.3400............       2,245,793              8.18        $   10.8698          960,198     $   10.9714
$13.5500-$33.2500...........         179,469              7.37        $   20.5408          149,514     $   19.8744
$42.0900....................           9,000              7.80            42.0900            4,500         42.0900
                              ----------------                                      ----------------
$0.2000-$42.0900............      20,270,991              8.12             6.5234        5,661,759          6.4902
                              ----------------                                      ----------------
                              ----------------                                      ----------------

    In connection with all stock option plans, 28,749,921 shares of Common Stock were reserved for issuance as of December 31, 1998, and 5,661,759 options were exercisable. At December 31, 1997, 23,765,427 shares of Common Stock were reserved for issuance, and 7,287,577 options were exercisable.

EMPLOYEE STOCK PURCHASE PLAN

    The Company had a qualified Employee Stock Purchase Plan (ESPP) under which 7,600,000 shares of common stock, in the aggregate, were authorized for issuance. Under the terms of the Plan, employees could contribute, through payroll deductions, up to 10 percent of their base pay and purchase up to 20,000 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees could elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees could elect to reduce the rate of contribution one time in each quarter. The price at which employees could purchase shares was 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan was qualified under Section 423 of the

Internal Revenue Code of 1986, as amended. During 1997 and 1996, the Company issued 573,343 shares and 616,128 shares, respectively, under this Plan. The Plan was terminated on July 1, 1997, which was 10 years after the offering date for the Plan's first offering period.

    In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The Company has reserved 4,000,000 shares of Common Stock for issuance under the 1997 ESPP. The 1997 ESPP permits participants to purchase Common Stock through payroll deductions of up to 15 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During fiscal 1998, the Company issued approximately 1,613,000 shares of Common Stock under the 1997 ESPP. No shares of Common Stock were issued under this plan during fiscal 1997.

STOCK-BASED COMPENSATION

    As permitted under Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model.

    The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         OPTIONS                                       ESPP
                          -------------------------------------  -------------------------------------------------
                            1998       1997          1996             1998             1997             1996
                          ---------  ---------  ---------------  ---------------  ---------------  ---------------
Expected life (years)...        4.5        4.5              4.5             0.25              .25              .25
Expected volatility.....     72.57%     79.00%     58.22-63.27%     55.98-94.99%     50.66-89.54%     57.65-96.62%
Risk-free interest
  rate..................      4.66%      5.71%       5.20-6.09%        4.69-5.3%       5.23-5.40%       5.01-5.85%

    For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                                                    1998        1997         1996
                                                                                  ---------  -----------  ----------
                                                                                  (IN THOUSANDS EXCEPT FOR PER SHARE
                                                                                             INFORMATION)
Net income (loss) applicable to common stockholders.............     As reported  $  52,258  $  (358,769) $  (73,565)
                                                                       Pro forma  $  17,279     (387,594)    (94,196)
Net income (loss) per common share:
  Basic.........................................................     As reported  $    0.31  $     (2.36) $    (0.49)
                                                                       Pro forma  $    0.10        (2.55)      (0.63)
  Diluted.......................................................     As reported  $    0.30  $     (2.36) $    (0.49)
                                                                       Pro forma  $    0.10        (2.55)      (0.63)

    Calculated under SFAS 123, the weighted-average fair value of the options granted during fiscal 1998, 1997 and 1996 was $3.58, $5.26 and $13.04 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP during fiscal 1998, 1997 and 1996 were $1.91, $3.83 and $7.47, respectively.

401(K) PLAN

    The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. In fiscal 1998, the Company matched 50 percent of each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1998, 1997 and 1996 were $3.5 million, $4.2 million and $3.8 million, respectively.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:

                                                                                                        DECEMBER 31,
                                                                                                    --------------------
                                                                                                      1998       1997
                                                                                                    ---------  ---------
                                                                                                       (IN THOUSANDS)
Computer equipment................................................................................  $   9,193  $   6,939
Office equipment..................................................................................        389        349
                                                                                                    ---------  ---------
                                                                                                        9,582      7,288
Less: accumulated amortization....................................................................      5,076      1,489
                                                                                                    ---------  ---------
                                                                                                    $   4,506  $   5,799
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

    During fiscal 1998, 1997 and 1996, the Company financed approximately $1.4 million, $10.5 million and $1.8 million, respectively, of equipment purchases under capital lease arrangements. Amortization of the cost of leased equipment is included in depreciation expense.

    The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $30.4 million, $34.7 million and $42.4 million in 1998, 1997 and 1996, respectively.

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

    Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1998, are as follows:

                                                                                                       NON-CANCELABLE
YEAR ENDING DECEMBER 31                                                              CAPITAL LEASES   OPERATING LEASES
-----------------------------------------------------------------------------------  ---------------  ----------------
                                                                                              (IN THOUSANDS)
1999...............................................................................     $   4,852        $   30,010
2000...............................................................................         2,433            26,165
2001...............................................................................            61            19,474
2002...............................................................................            --            14,780
2003...............................................................................            --             5,805
Thereafter.........................................................................            --             2,552
                                                                                                            -------
Total payments.....................................................................         7,346        $   98,786
                                                                                                            -------
                                                                                                            -------
Less: amount representing interest.................................................           502
                                                                                           ------
Present value of minimum lease payments............................................         6,844
Less current portion...............................................................         4,579
                                                                                           ------
                                                                                        $   2,265
                                                                                           ------
                                                                                           ------

    As of December 31, 1998, the Company was contractually obligated to purchase approximately $2.1 million of various computer equipment.

    The Company has several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by the Company of $12.4 million, $10.2 million, $7.3 million and $2.7 million in fiscal 1999, 2000, 2001 and 2002, respectively.

NOTE 9--BUSINESS SEGMENTS

    In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

    The Company has four reportable operating segments, North America, Europe, Asia/Pacific and Latin America, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors.

    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below by year:

                                                       NORTH                               LATIN
                                                      AMERICA     EUROPE    ASIA/PACIFIC  AMERICA    OTHER(3)     TOTAL
                                                     ----------  ---------  -----------  ---------  ----------  ----------
                                                                                (IN THOUSANDS)
1998:
  Net revenues from unaffiliated customers.........  $  366,850  $ 240,964   $  77,191   $  49,978  $       --  $  734,983
  Transfers between segments(1)....................     (11,256)       (52)      4,093       7,215          --          --
  Total net revenues...............................     355,594    240,912      81,284      57,193          --     734,983
  Operating income (loss)(2).......................       6,487     59,306       1,733      (7,173)        701      61,054
  Interest income..................................       9,512        873         192         842          --      11,419
  Interest expense.................................       3,349      2,315          35          75          --       5,774
  Identifiable assets at December 31...............     687,892    138,470      76,918      40,328    (328,303)    615,305
  Depreciation and amortization expense............      31,586      9,771       3,718       1,485          --      46,560
  Capital expenditures.............................      14,317      4,099         853         794          --      20,063
  Income tax expense (credit)......................      (1,387)     3,375         488       3,372      (1,448)      4,400
  Net income (loss)................................  $   11,898  $  53,042   $   1,386   $ (10,733) $    2,125  $   57,718


                                                       NORTH                               LATIN
                                                      AMERICA     EUROPE    ASIA/PACIFIC  AMERICA    OTHER(3)     TOTAL
                                                     ----------  ---------  -----------  ---------  ----------  ----------
                                                                                (IN THOUSANDS)
1997:
  Net revenues from unaffiliated customers.........  $  307,870  $ 224,829   $  81,130   $  50,063  $       --  $  663,892
  Transfers between segments(1)....................      (7,147)     3,242         333       3,572          --          --
  Total net revenues...............................     300,723    228,071      81,463      53,635          --     663,892
  Operating income (loss)(2).......................    (227,831)   (77,871)    (48,814)      4,210      (5,436)   (355,742)
  Interest income..................................       4,565        612         144         302          --       5,623
  Interest expense.................................       3,430      4,976         209         790          --       9,405
  Identifiable assets at December 31...............     555,476    130,174      61,875      38,948    (223,229)    563,244
  Depreciation and amortization expense............      34,270     23,238       7,023       1,108          --      65,639
  Capital expenditures.............................      70,662     15,102       6,534       1,489          --      93,786
  Income tax expense (credit)......................      11,776     (4,763)        285         756        (237)      7,817
  Net income (loss)................................  $ (238,847) $ (64,750)  $ (49,855)  $   1,833  $   (5,248) $ (356,867)

                                                       NORTH                               LATIN
                                                      AMERICA     EUROPE    ASIA/PACIFIC  AMERICA    OTHER(3)     TOTAL
                                                     ----------  ---------  -----------  ---------  ----------  ----------
                                                                                (IN THOUSANDS)
1996:
  Net revenues from unaffiliated customers.........  $  356,863  $ 233,224   $  93,622   $  50,831  $       --  $  734,540
  Transfers between segments(1)....................     (15,348)     2,646       6,156       6,546          --          --
  Total net revenues...............................     341,515    235,870      99,778      57,377          --     734,540
  Operating income (loss)(2).......................     (35,276)   (20,520)    (11,576)      4,693       1,353     (61,326)
  Interest income..................................       8,428        835          60         545          --       9,868
  Interest expense.................................       7,879      4,363         233                      --      12,475
  Identifiable assets at December 31...............     734,852    218,196     101,203      44,803    (217,056)    881,998
  Depreciation and amortization expense............      24,868     11,692       9,475       1,172          --      47,207
  Capital expenditures.............................     101,760     30,030      14,505       1,975          --     148,270
  Income tax expense (credit)......................        (924)    10,933       1,114       1,109         299      12,531
  Net income (loss)................................  $   (7,232) $ (57,520)  $ (13,052)  $   3,468  $      771  $  (73,565)

--------------------------

(1) The Company makes allocations of revenue to operating segments depending on the location of the country where the order is placed, the location of the country where the license is installed or service is delivered, the type of revenue (license or service) and whether the sale was through a reseller or to an end user.

    The accounting policies of the segments are the same as those described in
    Note 1--Summary of Significant Accounting Policies.

(2)  Operating income/(loss) excludes the effect of transfers between segments.

(3) Represents consolidating adjustments such as elimination of intercompany balances.

    The Company's revenues are derived from licensing our database servers and related tools and connectivity/gateway software, and performing services, which include maintenance and consulting/training. Information as to the Company's revenues from external customers for all reportable segments is as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
License revenues.................................................  $   383.5  $   378.2  $   502.7
                                                                   ---------  ---------  ---------

Service revenues
  Maintenance....................................................      253.6      188.0      159.0
  Consulting and training........................................       97.9       97.7       72.8
                                                                   ---------  ---------  ---------
                                                                       351.5      285.7  $   231.8
                                                                   ---------  ---------  ---------
                                                                   $   735.0  $   663.9  $   734.5
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Information as to the Company's operations in different geographical areas is as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
Revenues, net of transfers between segments:
  United States..................................................  $   355.6  $   300.7  $   341.5
                                                                   ---------  ---------  ---------
  Total North America............................................      355.6      300.7      341.5
                                                                   ---------  ---------  ---------

  United Kingdom.................................................       63.8       61.0       56.3
  Germany........................................................       69.2       63.8       92.6
  France.........................................................       19.5       26.2       23.9
  Italy..........................................................       10.9       18.0       11.7
  Spain..........................................................       10.8        7.0        7.5
  Other countries................................................       66.7       52.1       43.9
                                                                   ---------  ---------  ---------
  Total Europe...................................................      240.9      228.1      235.9
                                                                   ---------  ---------  ---------

  Japan..........................................................       26.2       18.7       31.5
  Hong Kong......................................................       10.8       16.1       19.5
  China..........................................................        9.7        3.4        0.5
  Korea..........................................................        5.6       12.4       16.7
  Other countries................................................       29.0       30.9       31.6
                                                                   ---------  ---------  ---------
  Total Asia/Pacific.............................................       81.3       81.5       99.8
                                                                   ---------  ---------  ---------

  Mexico.........................................................       21.6       18.8       25.4
  Brazil.........................................................       11.3        9.2        6.6
  Argentina......................................................        7.5        7.9        7.8
  Other countries................................................       16.8       17.7       17.6
                                                                   ---------  ---------  ---------
  Total Latin America............................................       57.2       53.6       57.4
                                                                   ---------  ---------  ---------
                                                                   $   735.0  $   663.9  $   734.5
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Property and equipment, net
  United States....................................................  $    56.9  $    71.7  $   128.2
  Other............................................................        0.2        0.2        0.2
                                                                     ---------  ---------  ---------
  Total North America..............................................       57.1       71.9      128.4
                                                                     ---------  ---------  ---------

  United Kingdom...................................................        2.0        3.5       13.3
  Germany..........................................................        3.9        3.9       11.7
  France...........................................................        1.3        1.9        4.6
  Ireland..........................................................        1.1        1.6        2.5
  Other countries..................................................        3.6        5.9        8.5
                                                                     ---------  ---------  ---------
  Total Europe.....................................................       11.9       16.8       40.6
                                                                     ---------  ---------  ---------
  Asia/Pacific.....................................................        3.0        4.0       14.6
  Latin America....................................................        2.9        3.3        3.1
                                                                     ---------  ---------  ---------
  Total Asia/Pacific and Latin America.............................        5.9        7.3       17.7
                                                                     ---------  ---------  ---------
                                                                     $    74.9  $    96.0  $   186.7
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 1998, 1997 or 1996.

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Currently payable:
  Federal.........................................................................  $   2,690  $  (2,264) $   1,540
  State...........................................................................         90         --        565
  Foreign.........................................................................     (1,357)    10,415      6,216
                                                                                    ---------  ---------  ---------
                                                                                        1,423      8,151      8,321
Deferred:
  Federal.........................................................................     (4,071)    (3,857)    (1,748)
  State...........................................................................     (1,462)      (189)    (2,983)
  Foreign.........................................................................      8,509      3,712      8,941
                                                                                    ---------  ---------  ---------
                                                                                        2,977       (334)     4,210
                                                                                    ---------  ---------  ---------
                                                                                    $   4,400  $   7,817  $  12,531
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    In 1998, 1997 and 1996, the Company recognized tax benefits related to stock option plans of $0 million, $0 million and $14.8 million, respectively. Such benefits were recorded as an increase to additional paid-in capital.

    Income (loss) before income taxes consists of the following:

                                                                                  1998        1997         1996
                                                                                ---------  -----------  ----------
                                                                                          (IN THOUSANDS)
Domestic......................................................................  $  10,238  $  (227,266) $  (26,510)
Foreign.......................................................................     51,880     (121,784)    (34,524)
                                                                                ---------  -----------  ----------
                                                                                $  62,118  $  (349,050) $  (61,034)
                                                                                ---------  -----------  ----------
                                                                                ---------  -----------  ----------

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                     1998                     1997                   1996
                                            -----------------------  ----------------------  ---------------------
                                              AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT     PERCENT
                                            ----------  -----------  -----------  ---------  ----------  ---------
                                                                        (IN THOUSANDS)
Computed tax at federal statutory rate....  $   21,741        35.0%  $  (122,167)     (35.0)% $  (21,362)     (35.0)%
Valuation allowance.......................     (13,831)      (22.3)%     116,978       33.5%     41,192       67.5%
Research and development credits..........          --         0.0%           --        0.0%     (1,457)      (2.4)%
State income taxes, net of federal tax
  benefit.................................      (1,372)       (2.2)%          --        0.0%     (1,572)      (2.6)%
Foreign withholding taxes not currently
  creditable..............................       2,690         4.3%           --        0.0%         --        0.0%
Foreign taxes, net........................      (4,395)       (7.0)%      10,415        3.0%
Other, net................................        (433)       (0.7)%       2,591        0.7%     (4,270)      (7.0)%
                                            ----------       -----   -----------  ---------  ----------  ---------
                                            $    4,400         7.1%  $     7,817        2.2% $   12,531       20.5%
                                            ----------       -----   -----------  ---------  ----------  ---------
                                            ----------       -----   -----------  ---------  ----------  ---------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Deferred Tax Assets:
Reserves and accrued expenses.............................................................  $    7,981  $   13,457
Deferred revenue..........................................................................       3,381       3,626
Foreign net operating loss carryforwards..................................................      43,490      74,243
Domestic net operating loss carryforwards.................................................      78,356      79,924
Domestic net operating loss carryback.....................................................          --      34,000
Foreign taxes credit......................................................................       7,247       4,555
R&D credit carryforwards..................................................................      22,218      15,559
Valuation of investment portfolio FAS 115.................................................          --         307
Other.....................................................................................      11,146       2,345
                                                                                            ----------  ----------
Total deferred tax assets.................................................................     173,819     228,016
Valuation allowance for deferred tax assets...............................................    (157,711)   (178,353)
                                                                                            ----------  ----------
Deferred tax assets, net of valuation allowance...........................................      16,108      49,663
Deferred Tax Liabilities:
Capitalized software......................................................................      14,130      14,051
Revenue recognition.......................................................................          --       1,612
Valuation of investment portfolio FAS 115.................................................       1,978          --
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................      16,108      15,663
                                                                                            ----------  ----------
Net deferred tax assets...................................................................  $       --  $   34,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    At December 31, 1998, the Company had approximately $122.6 million, $164.2 million and $164.2 million of foreign, federal and state net operating loss carryforwards, respectively. The foreign and state net operating loss carryforwards expire at various dates beginning in 1999. The federal net operating loss carryforwards expire at various dates beginning in 2007. Income taxes paid amounted to $4.7 million, $11.3 million and $22.7 million in 1998, 1997 and 1996, respectively. The valuation allowance for deferred tax assets decreased by $20.6 million in 1998 and increased by $132.0 million and $41.2 million in 1997 and 1996, respectively.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 1998 will be as follows:

Income tax benefit from continuing operations.....................................  $  143,584
Goodwill and other noncurrent intangible assets...................................      14,127
                                                                                    ----------

Total.............................................................................  $  157,711
                                                                                    ----------
                                                                                    ----------

NOTE 11--BUSINESS COMBINATIONS

    On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. Under terms of the acquisition, the Company issued approximately 7.6 million shares of its Common Stock in exchange for all outstanding shares of Red Brick Common Stock. In addition, the Company issued options to purchase approximately 2.5 million shares of the Company's Common Stock in exchange for outstanding unvested options to purchase Red Brick common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options, net of issuance costs.....................  $  35,914
Direct acquisition costs...........................................      1,042
Other liabilities assumed..........................................      5,892
Accrued merger and integration costs...............................      7,850
Deferred revenue...................................................      5,149
                                                                     ---------
Total..............................................................  $  55,847
                                                                     ---------
                                                                     ---------

    The purchase price was allocated as follows:

Cash and short-term investments acquired...........................  $   7,763
Other tangible assets acquired.....................................     10,281

Intangible assets
  Capitalized software....................................      7,400
  Workforce...............................................      4,700
  Goodwill................................................     23,103
                                                            ---------

                                                                        35,203
In-process research and development................................      2,600
                                                                     ---------
Total..............................................................  $  55,847
                                                                     ---------
                                                                     ---------

    In-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets which indicated that approximately $2.6 million of the acquired intangible assets consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a charge to operations of $2.6 million in the fourth quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $35.2 million, were included in "Intangible Assets" in the accompanying consolidated balance sheets, and are being amortized over three to five years.

    Accrued merger and integration costs included approximately $1.6 million for severance and related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of December 31, 1998, no accrued merger and integration costs had been paid. The Company expects to complete its termination of employees and consolidation of facilities by the end of fiscal 1999.

    The following unaudited pro forma finanacial information presents the combined results of operations of Informix and Red Brick as if the acquisition had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill and excluding the write-off of acquired in-process research and development in 1998. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                             FOR PER SHARE DATA)
Net revenues..............................................................................  $  769,466  $  707,207
Net income (loss).........................................................................      29,420    (381,931)
Net income (loss) per share...............................................................        0.13       (2.42)

    In February 1997, the Company acquired all of the outstanding capital stock of CenterView Software, Inc. ("CenterView"), a privately-owned company which develops and sells software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash and direct acquisition costs. The transaction has been accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price has been allocated to the net tangible and intangible assets acquired, including developed software technology, acquired workforce, in-process technology, and goodwill. The in-process technology, which based on the independent appraisal has been valued at $7 million, had not, at the date of acquisition, reached technological feasibility and had no alternative future uses in other research and development projects. Consequently, its value was charged to operations in the first quarter of fiscal 1997, the period the acquisition was consummated. The remaining identifiable intangible assets are being amortized over three to five years. CenterView's results of operations for fiscal 1996 were not material.

    In February 1996, the Company acquired Illustra Information Technologies, Inc. ("Illustra"), a company that provides dynamic content management database software and tools for managing complex data in the Internet, multimedia/entertainment, financial services, earth sciences and other markets. Approximately 12.7 million shares of the Company's common stock were issued to acquire all outstanding shares of Illustra common stock. An additional 2.3 million shares of the Company's common stock were reserved for issuance in connection with the assumption of Illustra's outstanding stock options and warrants. The transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for all prior periods presented have been restated to include the accounts and operations of Illustra as if the merger was consummated at the beginning of the earliest period presented. Merger fees of approximately $5.9 million were recorded in the first quarter of 1996.

NOTE 12--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present and former officers and directors and, in some cases, its former independent auditors. The complaints allege various violations of the federal securities laws and seek unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

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

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

NOTE 13--NONRECURRING CHARGES

    In accordance with Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in its operations when events and circumstances indicate that the assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. During the first quarter of 1997, the Company's Japanese subsidiary experienced a significant shortfall in business activity compared to historical levels. Accordingly, the Company evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and goodwill. Based on this evaluation, the Company determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined using estimated future discounted cash flows and/or estimated resale values as appropriate.

    In February 1997, the Company acquired CenterView Software (see Note 11) and, as a direct result, revised its database application tool business strategy to incorporate CenterView's developed technology and "Data Director" product. This revision to the tools business strategy significantly altered the Company's current and future marketing plans for its own NewEra family of application tools, including projected future NewEra product revenues. As a result, the Company reevaluated the net realizable value of its NewEra products and found it to be significantly below the net balance of related capitalized software development costs. Accordingly, the Company recorded a charge during the first quarter 1997 of $14.7 million to reduce the carrying value of these capitalized product development costs to the revised estimated net realizable value of the NewEra products.

    In June 1997 and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring expense charge and adjustments to restructuring expense included in the Company's consolidated statements of operations for the years ended December 31, 1998 and 1997 as well as the significant components of the restructuring reserve at December 31, 1998:

                                           YEAR ENDED DECEMBER 31, 1997                    YEAR ENDED DECEMBER 31, 1998
                               ----------------------------------------------------  -----------------------------------------
                                                                          ACCRUAL
                                                                        BALANCE AT
                               RESTRUCTURING   NON-CASH       CASH       DEC. 31,      NON-CASH        CASH
                                  EXPENSE        COSTS      PAYMENTS       1997          COSTS       PAYMENTS     ADJUSTMENTS
                               -------------  -----------  -----------  -----------  -------------  -----------  -------------
                                                                        (IN MILLIONS)
Severance and benefits.......    $    21.9     $      --    $    19.5    $     2.4     $      --     $     0.1     $     2.2
Write-off of assets..........         48.2          48.2           --           --            --            --            --
Facility charges.............         34.7           7.7          3.8         23.2           1.1           8.8           8.1
Other........................          3.4           2.2          0.2          1.0            --           0.5            --
                                    ------         -----        -----        -----           ---           ---         -----
                                 $   108.2     $    58.1    $    23.5    $    26.6     $     1.1     $     9.4     $    10.3
                                    ------         -----        -----        -----           ---           ---         -----
                                    ------         -----        -----        -----           ---           ---         -----


                                  ACCRUAL
                                BALANCE AT
                                 DEC. 31,
                                   1998
                               -------------

Severance and benefits.......    $     0.1
Write-off of assets..........           --
Facility charges.............          5.2
Other........................          0.5
                                       ---
                                 $     5.8
                                       ---
                                       ---

    Severance and benefits represent the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets include the write-off or write-down in carrying value of equipment as a result of the Company's decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that are no longer utilized in the Company's operations. Facility charges include early termination costs associated with the closing of certain domestic and international sales offices.

    In fiscal 1998, the Company recorded restructuring-related adjustments to decrease restructuring expense by $10.3 million primarily due to adjusting the estimated severance and facility charges to actual costs incurred. The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2003.

NOTE 14--SENIOR SECURED CREDIT AGREEMENT

    In December 1997, the Company entered into a Senior Secured Credit Agreement with a syndicate of commercial banks, providing for a revolving credit facility of up to $75 million (the "Credit Facility"). The actual amount available under the Credit Facility, for either direct borrowings or issuances of letters of credit, is based on certain eligibility criteria. As a result, the aggregate amount available under the Credit Facility will vary from time to time based on the amount and eligibility of the Company's receivables. As of December 31, 1998, no borrowings were outstanding under the Credit Facility, the Company's net accounts receivable totaled $187 million and its borrowing base under the Credit Facility was $61 million. The term of the Credit Facility is two years and is secured by all of the assets of Informix Software and the capital stock of the Company's domestic subsidiaries. The availability of the Credit Facility is subject to the Company's compliance with certain covenants, including the following financial covenants requiring the Company to: (a) maintain a ratio of
1.25 to 1.00 in respect of the sum of cash and accounts receivable to the difference of current liabilities less deferred and unearned revenues, (b) maintain quarterly revenues of $154 million, (c) maintain quarterly operating profit of at least $14.5 million for the quarter ended December 31, 1998 and a quarterly operating profit of at least $3 million for the quarter ending March 31, 1999 and a quarterly operating profit of at least $15 million for the quarter ending June 30, 1999 and thereafter, (d) maintain a positive quarterly cash flow consisting of operating income which does not include any restated revenue resulting from the Company's November 1997 restatement of its financial statements, capitalized software costs, capital expenditures or cash outlays in respect of accrued expenses arising from restructuring charges (but which income figure does take into account depreciation and amortization expenses), (e) maintain an interest coverage ratio of 1.25 to 1.00 in respect of quarterly operating cash flow to interest expense plus scheduled amortization of debt, (f) refrain from making additional investments in fixed or capital assets, in any fiscal year, in excess of $30 million, plus any carry forward amount which carry forward amount cannot exceed $5.0 million, and (g) obtain permission from the lenders before entering into any merger, consolidation, reorganization or other transaction resulting in a fundamental change.

    For the quarter ended December 31, 1998, the Company exceeded its investment in capital assets allowed by the loan agreement and its subsequent amendments. However, the banks waived the compliance of the capital expenditures covenant for the quarter in an amendment to the loan agreement made prior to December 31, 1998. There is no assurance that the Company will be able to meet its obligations under the amended loan agreement.

NOTE 15--COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which establishes standards for displaying comprehensive income and its components.

    The components of accumulated other comprehensive income (loss) consist of the following items:

                                                                                                    ACCUMULATED
                                                                                     UNREALIZED        OTHER
                                                                         FOREIGN    GAINS/(LOSSES) COMPREHENSIVE
                                                                         CURRENCY   ON SECURITIES  INCOME/(LOSS)
                                                                        ----------  -------------  --------------
                                                                                     (IN THOUSANDS)
December 31, 1995.....................................................  $   (6,343)  $     4,064     $   (2,279)
Current-period change.................................................      (3,838)        7,626          3,788
                                                                        ----------  -------------  --------------
December 31, 1996.....................................................     (10,181)       11,690          1,509
Current-period change.................................................        (955)      (12,457)       (13,412)
                                                                        ----------  -------------  --------------
December 31, 1997.....................................................     (11,136)         (767)       (11,903)
Current-period change.................................................       3,351         5,202          8,553
                                                                        ----------  -------------  --------------
December 31, 1998.....................................................  $   (7,785)  $     4,435     $   (3,350)
                                                                        ----------  -------------  --------------
                                                                        ----------  -------------  --------------

    The tax effect on components of comprehensive income (loss) is not significant.

NOTE 16--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

    In December 1998, the AICPA issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

                              INFORMIX CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                           ---------------------------
                                                                          CHARGED TO
                                              BALANCE AT   CHARGED TO      REVENUES
                                               BEGINNING    COSTS AND   --------------                              BALANCE AT
                                               OF PERIOD    EXPENSES                    DEDUCTIONS(1)   OTHER(2)    END OF YEAR
                                              -----------  -----------  (IN THOUSANDS)  -------------  -----------  -----------
Allowance for Doubtful Accounts
  Year ended December 31, 1998..............   $  27,104    $    (264)    $   (4,529)     $   8,754     $   1,477    $  15,034
  Year ended December 31, 1997..............      21,429       13,226             --          7,551            --       27,104
  Year ended December 31, 1996..............      12,854       15,329           (346)         6,408            --       21,429

------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Allowance for doubtful accounts acquired from Red Brick Systems, Inc. (Note
    11)

                                 EXHIBIT INDEX

EXHIBIT NO.                                             EXHIBIT TITLE
------------  --------------------------------------------------------------------------------------------------
      3.1(3)  Certificate of Incorporation of the Registrant, as amended
      3.2(a)(3) Bylaws of the Registrant, as amended
      3.2(b) 25) Amendment to Bylaws, dated April 24, 1998
      3.2(c)(2) Amendment to Bylaws, dated June 19, 1998
      3.2(d)(2) Amendment to Bylaws, dated July 15, 1998
      3.5(5)  Certificate of Designation of Series B Convertible Preferred Stock
      4.1(6)  First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
      4.2(7)  Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement
              between the Registrant and BankBoston, N.A.
     10.1(2)  Form of Change of Control Agreement
     10.2(9)  Form of Amended Indemnity Agreement
     10.3(10) 1989 Outside Directors Stock Option Plan
     10.4(1)  Amendment to the 1989 Outside Directors Stock Option Plan
     10.5(2)  Form of Nonqualified Stock Option Agreement under the Registrant's 1989 Outside Director's Stock
              Option Plan
     10.6(12) 1986 Stock Option Plan, as amended
     10.7(13) 1994 Stock Option and Award Plan
     10.8(25) Form of Stock Option Agreement and Performance Award Agreement under the Registrant's 1994 Stock
              Option and Award Plan
     10.9(13) Form of Nonqualified Stock Option Agreement under the Registrant's 1994 Stock Option Plan
    10.10(14) 1997 Employee Stock Purchase Plan
    10.11(2)  Enrollment/Change Form under the Registrant's 1997 Employee Stock Purchase Plan
    10.12(15) Employment Agreement, dated July 18, 1997, between the Registrant and Robert J. Finocchio, Jr.
    10.13(15) Offer of Employment Letter, dated September 18, 1997, from the Registrant to Wes Raffel
    10.14(15) Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier
    10.23(5)  Securities Purchase Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
    10.24(5)  Registration Rights Agreement, dated as of November 17, 1997, between the Company and the purchasers listed therein
    10.25(8)  Menlo Oaks Corporate Center Standard Business Lease, dated May 16, 1985, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.26(8)  Lease Amendment #1, dated July 2, 1986, between the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.27(18) Second Amendment to Lease, dated November 7, 1986 between the Registrant and Amarok Bredero
              Partners for office space at 4100 Bohannon Drive, Menlo Park, California
    10.28(19) Third Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4100 Bohannon Drive, Menlo Park, California

EXHIBIT NO.                                             EXHIBIT TITLE
------------  --------------------------------------------------------------------------------------------------
    10.29(2)  Fourth Amendment to Lease, dated June 30, 1997, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4100 Bohannon Drive, Menlo Park, California
    10.30(9)  Menlo Oaks Corporate Center Standard Business Lease, dated September 4, 1987 between the
              Registrant and Menlo Oaks Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park,
              California
    10.31(2)  Side Letter Agreement, dated August 31, 1987, between the Registrant and Menlo Oaks Partners, L.P.
              for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.32(2)  Side Letter Agreement, dated October 27, 1987, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.33(19) First Amendment to Lease, dated June 18, 1991, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.34(20) Second Amendment to Lease, dated July 17, 1992, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.35(2)  Third Amendment to Lease, dated June 8, 1993 between the Registrant and Menlo Oaks Partners, L.P.
              for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.36(21) Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks
              Partners, L.P. for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.37(2)  Fifth Amendment to Lease, dated June 30, 1997 between the Registrant and Menlo Oaks Partners, L.P.
              for office space at 4300/4400 Bohannon Drive, Menlo Park, California
    10.38(21) Menlo Oaks Corporate Center Standard Business Lease, dated February 10, 1994 between the
              Registrant and Menlo Oaks Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park,
              California
    10.39(21) First Amendment to Lease, dated March 17, 1994, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
    10.40(2)  Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks
              Partners, L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
    10.41(2)  Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks Partners,
              L.P. for office space at 4600/4700 Bohannon Drive, Menlo Park, California
    10.42(9)  Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
    10.43(2)  First Amendment to Office Lease, dated April 15, 1988, between the Registrant and Southlake
              Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
    10.44(2)  Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners
              #1 for office space at 15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
    10.45(2)  Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview Avenue, Lenexa, Kansas
    10.46(2)  Senior Secured Credit Agreement, dated December 31, 1997, among Informix Software, Inc., certain banks and other financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian Imperial Bank of Commerce
    10.47(2)  Pledge Agreement, dated December 31, 1997, by and between the Registrant and BankBoston, N.A.

EXHIBIT NO.                                             EXHIBIT TITLE
------------  --------------------------------------------------------------------------------------------------
    10.48(2)  Pledge and Security Agreement, dated as of December 31, 1997, between Informix Software, Inc. and
              BankBoston, N.A.
    10.49(2)  Continuing Guaranty, dated as of December 31, 1997, by the Registrant
    10.50(1)  1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
    10.51(1)  Offer of Employment Letter, dated January 23, 1998, from the Registrant to Susan T. Daniel
    10.52(1)  Offer of Employment Letter, dated January 19, 1998, from the Registrant to Gary Lloyd
    10.53(1)  Offer of Employment Letter, dated March 11, 1998, from the Registrant to Diane L. Fraiman
    10.54*    Offer of Employment Letter, dated December 16, 1998, from the Registrant to Howard A. Bain, III
    10.55*    Offer of Employment Letter, dated July 14, 1998, from the Registrant to Richard Snook
    10.55(1)  Office Lease, dated November 10, 1994, between WVP Income Plus III and Siebel Systems, L.P.
              (assigned to Informix Corporation) for office space at 4005 Bohannon Drive, including addenda and amendments thereto.
    10.56(1)  Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon Drive, including addenda thereto.
    10.57(24) 1998 Non-Statutory Stock Option Plan
     21.1*    Subsidiaries of the Registrant
     23.1*    Report on Schedule and Consent of KPMG LLP, Independent Auditors
     23.2*    Report on Schedule and Consent of Ernst & Young LLP, Independent Auditors
     24.1(2)  Power of Attorney (set forth on signature page)
     27.1*    Financial Data Schedule

------------------------

*   Filed herewith

(1) Previously filed

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-43991)

(3) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1995

(4) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on August 25, 1997

(5) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on December 4, 1997

(6) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on September 3, 1997

(7) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on December 3, 1997

(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-8006)

(9) Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988

(10) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-31116)

(11) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-50608)

(12) Incorporated by reference to exhibits filed with Registrant's Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-506-10)

(13) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31369) filed with the Commission on July 16, 1997

(14) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31371) filed with the Commission on July 16, 1997

(15) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1997

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

(24) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File no. 333-61843) filed with the Commission on August 19, 1998.

(25) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.