Form 10-Q
period 1999-03-31
INFORMIX CORP
filed 1999-05-17
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
               TO       .

                         COMMISSION FILE NUMBER 0-15325

                              INFORMIX CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-3011736
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

     4100 BOHANNON DRIVE, MENLO PARK, CA                           94025
   (Address of principal executive office)                      (zip code)

       Registrant's telephone number, including area code: (650) 926-6300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                         NO

    At April 30, 1999, 189,689,739 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                                   FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 31, 1999
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March
             31, 1999 and 1998..............................................................................           3

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.......           4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March
             31, 1999 and 1998..............................................................................           5

           Notes to Unaudited Condensed Consolidated Financial Statements...................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................          33

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          35

Item 2.    Changes in Securities and Use of Proceeds........................................................          35

Item 3.    Defaults Upon Senior Securities..................................................................          35

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          35

Item 5.    Other Information................................................................................          35

Item 6.    Exhibits and Reports on Form 8-K.................................................................          35

Signatures..................................................................................................          36

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
NET REVENUES
  Licenses................................................................................  $   97,907  $   83,431
  Services................................................................................      98,691      77,568
                                                                                            ----------  ----------
                                                                                               196,598     160,999
COSTS AND EXPENSES
  Cost of software distribution...........................................................      10,107       9,833
  Cost of services........................................................................      44,783      37,425
  Sales and marketing.....................................................................      76,418      63,353
  Research and development................................................................      39,148      36,619
  General and administrative..............................................................      17,942      13,151
  Restructuring charges...................................................................        (578)     (3,252)
                                                                                            ----------  ----------
                                                                                               187,820     157,129
                                                                                            ----------  ----------
Operating income..........................................................................       8,778       3,870

OTHER INCOME (EXPENSE)
  Interest income.........................................................................       2,795       2,038
  Interest expense........................................................................      (1,164)     (1,882)
  Other, net..............................................................................      (1,531)       (315)
                                                                                            ----------  ----------
INCOME BEFORE INCOME TAXES................................................................       8,878       3,711
  Income taxes............................................................................       1,332       1,900
                                                                                            ----------  ----------
NET INCOME................................................................................  $    7,546  $    1,811
                                                                                            ----------  ----------
  Preferred stock dividend................................................................        (303)       (603)
  Value assigned to warrants..............................................................          --      (1,594)
                                                                                            ----------  ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.......................................  $    7,243  $     (386)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
NET INCOME (LOSS) PER COMMON SHARE
  Basic...................................................................................  $     0.04  $    (0.00)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $     0.04  $    (0.00)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SHARES USED IN PER SHARE CALCULATIONS
  Basic...................................................................................     188,819     160,172
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................     195,208     160,172
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................................  $  142,160   $  183,975
  Short-term investments...............................................................      70,931       37,116
  Accounts receivable, net.............................................................     180,383      187,240
  Recoverable income taxes.............................................................       3,430        3,255
  Other current assets.................................................................      28,792       20,308
                                                                                         ----------  ------------
Total current assets...................................................................     425,696      431,894

PROPERTY AND EQUIPMENT, net............................................................      67,552       74,937
SOFTWARE COSTS, net....................................................................      38,663       38,006
LONG-TERM INVESTMENTS..................................................................      18,161       22,191
INTANGIBLE ASSETS, net.................................................................      36,955       41,482
OTHER ASSETS...........................................................................       4,766        6,795
                                                                                         ----------  ------------
Total Assets...........................................................................  $  591,793   $  615,305
                                                                                         ----------  ------------
                                                                                         ----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................................  $   21,907   $   29,742
  Accrued expenses.....................................................................      50,894       59,234
  Accrued employee compensation........................................................      49,536       50,424
  Deferred revenue.....................................................................     139,904      131,423
  Advances from customers and financial institutions...................................      97,255      121,077
  Accrued restructuring costs..........................................................       3,060        5,813
  Other current liabilities............................................................       3,518        6,552
                                                                                         ----------  ------------
Total current liabilities..............................................................     366,074      404,265

OTHER NON-CURRENT LIABILITIES..........................................................       1,929        3,313

STOCKHOLDERS' EQUITY
  Convertible preferred stock..........................................................          --           --
  Common stock; par value..............................................................       1,896        1,882
  Additional paid-in capital...........................................................     436,116      429,621
  Accumulated deficit..................................................................    (212,880)    (220,426)
  Accumulated other comprehensive loss.................................................      (1,342)      (3,350)
                                                                                         ----------  ------------
Total stockholders' equity.............................................................     223,790      207,727
                                                                                         ----------  ------------
Total Liabilities and Stockholders' Equity.............................................  $  591,793   $  615,305
                                                                                         ----------  ------------
                                                                                         ----------  ------------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................................  $    7,546  $    1,811
  Adjustments to reconcile net income to net cash and cash equivalents provided by (used
    in) operating activities:
    License fees received in advance......................................................     (21,258)    (15,148)
    Depreciation and amortization.........................................................      12,477      12,078
    Amortization of capitalized software..................................................       4,758       4,974
    Write-off of capitalized software.....................................................          --         771
    Foreign currency transaction losses...................................................         601       3,794
    Provisions for losses on accounts receivable..........................................        (283)         --
    Restructuring charges.................................................................        (578)     (3,252)
    Other.................................................................................         313         944
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................      11,665       7,578
      Other current assets................................................................      (6,560)      7,956
      Accounts payable, accrued expenses and other liabilities............................     (20,126)    (37,818)
      Deferred maintenance revenue........................................................       5,350       7,800
                                                                                            ----------  ----------
Net cash and cash equivalents used in operating activities................................      (6,095)     (8,512)
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments of excess cash:
    Purchases of available-for-sale securities............................................     (44,834)     (9,500)
    Maturities of available-for-sale securities...........................................       6,498       4,997
    Sales of available-for-sale securities................................................      10,303       4,300
  Purchases of property and equipment.....................................................      (4,580)     (1,676)
  Additions to software costs.............................................................      (5,415)     (3,717)
  Other...................................................................................         410       1,054
                                                                                            ----------  ----------
Net cash and cash equivalents used in investing activities................................     (37,618)     (4,542)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from customers.................................................................       1,013          --
  Proceeds from issuance of common stock, net.............................................       6,686       6,500
  Proceeds from issuance of preferred stock, net..........................................          --      14,100
  Payments for structured settlements with resellers......................................      (1,357)         --
  Principal payments on capital leases....................................................      (2,684)     (1,341)
                                                                                            ----------  ----------
Net cash and cash equivalents provided by financing activities............................       3,658      19,259
Effect of exchange rate changes on cash and cash equivalents..............................      (1,760)      3,607
                                                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents..........................................     (41,815)      9,812
Cash and cash equivalents at beginning of period..........................................     183,975     139,396
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $  142,160  $  149,208
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE B--NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Numerator:
  Net income..............................................................................  $    7,546  $    1,811
  Preferred stock dividends...............................................................        (303)       (603)
  Value assigned to warrants..............................................................          --      (1,594)
                                                                                            ----------  ----------
                                                                                            $    7,243  $     (386)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Denominator:
  Denominator for basic net income (loss) per common share--
    weighted-average shares...............................................................     188,819     160,172
  Effect of dilutive securities:
    Employee stock options................................................................       5,940          --
    Common stock warrants.................................................................         449          --
                                                                                            ----------  ----------
  Denominator for basic net income (loss) per common share--
    adjusted weighted-average shares and assumed conversions..............................     195,208     160,172
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic net income (loss) per common share..................................................  $     0.04  $    (0.00)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Diluted net income (loss) per common share................................................  $     0.04  $    (0.00)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the

                              INFORMIX CORPORATION

NOTE B--NET INCOME (LOSS) PER SHARE (CONTINUED)
Company's Common Stock or the Company had net losses, and, therefore, these securities were antidilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features as of March 31, 1999 follows (in thousands):

Potential dilutive securities:
  Stock options......................................................................      3,934
  Common Stock Warrants (Series B Warrants)..........................................      1,750

  Series B Convertible Preferred Stock...............................................         23

    The stock options have per share exercise prices ranging from $9.91 to $42.09 and are exercisable through January 2009.

    The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred Stock into shares of Common Stock of the Company. Upon conversion of the Series B Preferred Stock, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred Stock is convertible, but not less than an aggregate of 1,750,000, of which approximately 1,508,000 have been issued as of March 31, 1999, at a per share exercise price of $7.84. The Series B Warrants are exercisable through November 2002.

NOTE C--COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The following table sets forth the calculation of comprehensive income (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Net income.................................................................  $   7,546  $   1,811
Other comprehensive income:
  Unrealized gains on available-for-sale securities........................        280      3,974
  Foreign currency translation adjustment..................................      1,728      3,794
                                                                             ---------  ---------
                                                                             $   9,554  $   9,579
                                                                             ---------  ---------
                                                                             ---------  ---------

    The tax effect on components of comprehensive income is not significant.

NOTE D--STOCKHOLDERS' EQUITY

    On January 4, 1999, a holder of the Company's Series B Preferred Stock converted 500 shares of Series B Preferred Stock into 68,849 shares of the Company's Common Stock. In connection with this

                              INFORMIX CORPORATION

NOTE D--STOCKHOLDERS' EQUITY (CONTINUED) conversion, the Company also issued such Series B Preferred Stockholder a warrant to purchase up to 13,769 shares of Common Stock at a purchase price of $7.84 per share.

Reconciliation of outstanding shares (in thousands):
  Shares outstanding at December 31, 1998..........................    188,158
  Shares issued upon exercises of stock options....................      1,016
  Shares sold and issued to employees under ESPP...................        350
  Shares issued upon conversion of Series B Preferred Stock........         69
                                                                     ---------
  Shares outstanding at March 31, 1999.............................    189,593
                                                                     ---------
                                                                     ---------

NOTE E--RESTRUCTURING CHARGES

    In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge and adjustments to restructuring expense included in the Company's unaudited condensed consolidated statements of operations for the quarter ended March 31, 1999 as well as the significant components of the restructuring reserve at March 31, 1999 (in millions):

                                                                               SEVERANCE &     FACILITY
                                                                                BENEFITS        CHARGES       OTHER       TOTAL
                                                                             ---------------  -----------  -----------  ---------
Accrual balances, December 31, 1998........................................     $     0.1      $     5.2    $     0.5   $     5.8
Cash payments..............................................................            --            0.5           --         0.5
Non-cash costs.............................................................            --            1.0          0.6         1.6
Adjustments................................................................           0.1            0.6         (0.1)        0.6
                                                                                      ---            ---          ---         ---
Accrual balances, March 31, 1999...........................................     $      --      $     3.1    $      --   $     3.1
                                                                                      ---            ---          ---         ---
                                                                                      ---            ---          ---         ---

    In the first quarter of 1999, the Company recorded restructuring-related adjustments to decrease restructuring expense by $578,000 primarily due to adjusting the estimated severance and facility charges to actual costs incurred. The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2003.

NOTE F--BUSINESS SEGMENTS

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments. The Company has four reportable operating segments, North America, Europe, Asia/Pacific and Latin America, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through

                              INFORMIX CORPORATION

NOTE F--BUSINESS SEGMENTS (CONTINUED)
the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three month period ended March 31, 1999:

                THREE MONTHS ENDED                     NORTH                  ASIA       LATIN
                     MARCH 31,                        AMERICA     EUROPE     PACIFIC    AMERICA   ELIMINATIONS    TOTAL
---------------------------------------------------  ----------  ---------  ---------  ---------  ------------  ----------
                                                                                (IN THOUSANDS)
1999:
Net revenues from unaffiliated customers...........  $  103,256  $  58,716  $  21,566  $  13,060   $       --   $  196,598
Transfers between segments.........................      (5,326)     1,839      2,341      1,146           --           --
Total net revenues.................................      97,930     60,555     23,907     14,206           --      196,598
Operating income (loss)............................      (6,336)    10,957      4,435       (982)         704        8,778
Net income (loss)..................................  $      (92) $   9,016  $   4,248  $  (4,318)  $   (1,308)  $    7,546

1998:
Net revenues from unaffiliated customers...........  $   81,470  $  51,872  $  18,468  $   9,189   $       --   $  160,999
Transfers between segments.........................      (2,387)       195        203      1,989           --           --
Total net revenues.................................      79,083     52,067     18,671     11,178           --      160,999
Operating income (loss)............................      (6,916)    17,232      1,285     (2,464)      (5,267)       3,870
Net income (loss)..................................  $   (6,995) $  16,180  $   1,248  $  (3,355)  $   (5,267)  $    1,811

NOTE G--LITIGATION

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

    Pursuant to Delaware law and certain indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. This includes the costs of defending against the claims asserted in the above-referenced actions and any amounts paid in settlement or other disposition of such actions on behalf of these individuals. The Company's obligations do not permit or require it to provide such indemnification to any such individual who is adjudicated to be liable for fraudulent or criminal conduct. Although the Company has purchased directors' and officers' liability insurance to reimburse it for the costs of indemnification for its directors and officers, the coverage under its policies is limited. Moreover, although directors' and officers' insurance presumes that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former directors and officers are allocable to the individuals' defense, the Company does not have insurance to cover the costs of its own defense or to cover any liability for any

                              INFORMIX CORPORATION

NOTE G--LITIGATION (CONTINUED)
claims asserted against it. The Company has not set aside any financial reserves relating to any of the above-referenced actions.

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

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial position.

NOTE H--BUSINESS COMBINATION

    On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. The acquisition was accounted for using the purchase method of accounting. Accrued merger and integration costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of March 31, 1999, $0.6 million and $0.9 million had been paid for severance and related costs and for costs associated with the shutdown and consolidation of Red Brick facilities, respectively. No costs had been paid related to settling acquired royalty commitments for abandoned technology as of March 31, 1999. In addition, during the three month period ended March 31, 1999, the accrual for estimated costs associated with the shutdown and consolidation of the Red Brick facilities was reduced by $2.0 million, which resulted in a corresponding $2.0 million decrease in goodwill. This adjustment was the result of a decrease in the estimated costs associated with the former Red Brick headquarters facility due to a change in the amount of sublease income to be received for such facility. The Company expects to complete its termination of employees and consolidation of facilities by the end of fiscal 1999.

    The following unaudited pro forma financial information presents the combined results of operations of Informix and Red Brick for the three month period ended March 31, 1998 as if the acquisition had occurred as of the beginning of 1998. This financial information gives effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such period.

                                                                                THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                                    1998
                                                                              ----------------
Net revenues................................................................    $    170,425
Net income (loss)...........................................................          (4,134)
Net income (loss) per share.................................................           (0.04)

                              INFORMIX CORPORATION

NOTE I--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 did not have a significant impact on the Company's results of operations for the three month period ended March 31, 1999. The Company will continue to evaluate the future impact of SOP 98-1 on its financial statements and related disclosures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF INFORMIX, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

                              INFORMIX CORPORATION

    On December 31, 1998, we acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scaleable decision support solutions for data warehousing, data marts, OLAP and data mining, in a transaction which has been accounted for as a purchase. Of the total purchase price, $2.6 million was allocated to in-process research and development expense and charged to operations in the fourth quarter of 1998. We are not aware of any events which would significantly alter the estimates used by us in the valuation of such component of the total purchase price.

                             RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the three-month periods ended March 31, 1999 and 1998, respectively.

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                             ------------------------
                                                                                                1999         1998
                                                                                                -----        -----
NET REVENUES
  Licenses.................................................................................          50%          52%
  Services.................................................................................          50           48
                                                                                                    ---          ---
                                                                                                    100          100
COSTS AND EXPENSES
  Cost of software distribution............................................................           5            6
  Cost of services.........................................................................          23           23
  Sales and marketing......................................................................          39           39
  Research and development.................................................................          20           23
  General and administrative...............................................................           9            8
  Restructuring charges....................................................................          --           (2)
                                                                                                    ---          ---
                                                                                                     96           97
                                                                                                    ---          ---
Operating income...........................................................................           4            3
OTHER INCOME (EXPENSE)
  Interest income..........................................................................           2            1
  Interest expense.........................................................................          --           (1)
  Other, net...............................................................................          (1)          --
                                                                                                    ---          ---
INCOME BEFORE INCOME TAXES.................................................................           5            3
  Income taxes.............................................................................          (1)          (1)
                                                                                                    ---          ---
NET INCOME.................................................................................           4%           2%
                                                                                                    ---          ---
                                                                                                    ---          ---

    Our operating results for the quarter ended March 31, 1999 improved over the same period of the prior year. Net revenue growth was 22%, while operating expenses increased by only 20%. As a percentage of net revenues, all operating expense categories remained fairly consistent with the prior year period as we continued to focus our efforts on controlling costs and keeping operating expenses in line with revenues. The growth in consolidated revenues was healthy in all regions as total sales in Asia/Pacific, Latin America, North America and Europe increased by 28%, 27%, 24% and 16%, respectively. During the first quarter of 1999, we increased our marketing efforts in connection with the introduction of several new products and continued our advertising campaign to market our new corporate identity to better reflect our focus on transactions, data warehousing, and Web/e-commerce solutions.

REVENUES

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

    LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues for the first quarter of 1999 increased 17% to $97.9 million from $83.4 million for the same period in 1998. Each of our regions reported increased license revenues for the first quarter of 1999 as compared to the same period in 1998, as follows:

    - North America license revenues increased to $44.5 million as compared to $36.3 million, an increase of 23%

    - Europe license revenues increased to $30.0 million as compared to $28.3 million, an increase of 6%

    - Asia Pacific license revenues increased to $16.0 million as compared to $12.6 million, an increase of 27%

    - Latin America license revenues increased to $7.4 million as compared to $6.3 million, an increase of 18%

    Revenues from the sale of Red Brick products contributed to the increase in license revenues. In addition, the Asia/Pacific and Latin America economies have shown signs of recovery from the economic turmoil of the past year.

    Our increased focus on reseller channels in 1996 resulted in a significant build-up of licenses that had not been resold or utilized by the resellers. Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers and financial institutions in advance of revenue being recognized are recorded as a liability in "advances from customers and financial institutions" in our financial statements. Advances in the amount of $97.3 million and $121.1 million had not been recognized as earned revenue as of March 31, 1999 and December 31, 1998, respectively. During the quarter ended March 31, 1999, we received $1.0 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $21.3 million. Included in the $21.3 million recognized were $18.7 million of licenses which were resold or utilized by the reseller and $2.6 million related to contractual reductions in customer advances. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

    As of March 31, 1999, we had reached structured settlements with four resellers with remaining rights to resell a total of $27.6 million of our products. In accordance with the settlements, the minimum future reduction in customer advances totals $15.5 million, $11.6 million and $0.5 million for the three quarters ended December 31, 1999, the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively.

    In order to properly recognize revenue on arrangements where the reseller has duplication rights, we rely on accurate and timely reports from resellers of the quantity of licenses that have been resold or utilized. In instances where a reseller does not submit a timely report, we accrue royalty revenue through the end of the reporting period provided we have vendor specific historical information. From time to time, late or inaccurate reports are identified or corrected for a variety of reasons, including resellers updating their reports or as a result of our proactive activities such as audits of the resellers' royalty reports. As a result, revenue from these late or updated reports, which was not previously accrued, is recognized in the period during which the reports are received. Such revenue was not considered material for the first quarter of 1999. We expect that the late or inaccurate reporting of resale or utilization of licenses by resellers and the resulting fluctuations will continue for the foreseeable future.

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

    SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues for the first quarter of 1999 increased to $98.7 million from $77.6 million during the same period in 1998, an increase of 27%. Service revenues accounted for 50% and 48% of net revenues for the first quarters of 1999 and 1998, respectively.

    Maintenance revenues increased 35% to $73.1 million, or 37% of net revenues, for the first quarter of 1999 from $54.1 million, or 34% of net revenues, for the same period in 1998. This increase, both in absolute dollars and as a percentage of net revenues, is attributable primarily to higher initial-year maintenance fees and the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support.

    Consulting and training revenues increased to $25.6 million for the first quarter of 1999 from $23.5 million for the same period in 1998. The minimal growth in the consulting and training practice was primarily a result of modest increases in North America and Europe.

COSTS AND EXPENSES

    COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased slightly to $10.1 million for the first quarter of 1999 from $9.8 million for the same period in 1998. However, as a percentage of license revenues, cost of software distribution decreased slightly to 10% for the quarter ended March 31, 1999 from 12% for the same period in 1998. This decrease as a percentage of license revenues was primarily due to the write-off in the first quarter of 1998 of approximately $0.8 million of previously capitalized software costs after it was determined that the projected sales of certain tools products were not sufficient to realize the capitalized product development costs. Amortization of capitalized software remained relatively flat at $4.8 million, or 5% of license revenues, for the quarter ended March 31, 1999 compared to $5.0 million, or 6% of license revenues, for the same period in 1998.

    COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services increased approximately 20% to $44.8 million for the first quarter of 1999 from $37.4 million for the same period in 1998, but decreased as a percentage of net service revenues to 45% from 48%. The increase in absolute dollars is primarily due to an increase of approximately 18% in headcount, a portion of which resulted from the addition of the Red Brick consulting team subsequent to the completion of our acquisition of Red Brick Systems, Inc. in December 1998.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. Sales and marketing expenses increased 21% to $76.4 million in the first quarter of 1999 compared to $63.4 million for the same period in 1998. This increase was in line with the 22% growth in net revenues and, as a result, sales and marketing expenses remained consistent at 39% of net revenues for both periods. The increase in absolute dollars was due primarily to increased commissions and selling expenses, which resulted from the growth in net revenues. Also, during the first quarter of 1999, we increased our marketing efforts in connection with the introduction of several new products and our new corporate logo and identity.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses increased 7% to $39.1 million for the first quarter of 1999 from $36.6 million for the same period in 1998. The increase in research and development expenses in absolute dollars for the first quarter of 1999 is attributable primarily to amortization of intangible assets resulting from the Red Brick acquisition and an increase of approximately 9% in headcount, offset by a $1.7 million, or 46%, increase in the amount of product development expenditures capitalized in the first quarter of 1999 compared to the first quarter of 1998. This increase in capitalized expenditures is attributable primarily to expenditures related to the latest versions of our Informix Dynamic Server products, which have not yet been commercially released. As a percentage of net revenues, research and development expenses decreased from a 23% level for the first quarter of fiscal 1998 to 20% in the first quarter of 1999, a level which we believe is consistent with our long-term objectives for research and development spending.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased 36% in the first quarter of 1999 compared to the same period in 1998, primarily due to increased headcount and reductions in reserves for bad debts in the first quarter of 1998 due to improvement in our financial condition and credit and collections process. As a percentage of net revenues, general and administrative expenses were approximately 9% compared to the first quarter of 1998 when general and administrative expenses represented approximately 8% of net revenues.

RESTRUCTURING CHARGES

    In June and September 1997, we approved plans to restructure our operations to bring expenses in line with forecasted revenues and substantially reduced our worldwide headcount and modified operations to improve efficiency. Accordingly, we recorded restructuring charges totaling $108.2 million for 1997. The significant components of these restructuring charges were severance and benefits, write-off of assets, and facility charges. Severance and benefits represented the reduction of approximately 670 employees, primarily sales and marketing personnel, on a worldwide basis. Temporary employees and contractors were also reduced. Write-off of assets included the write-off or write-down in carrying value of equipment as a result of our decision to reduce the number of Information Superstores throughout the world, as well as the write-off of equipment associated with headcount reductions. The equipment subject to the write-offs and write-downs consisted primarily of computer servers, workstations, and personal computers that were no longer utilized in our operations. Facility charges included early termination costs associated with the closing of certain domestic and international sales offices.

    During the first quarter of 1999 and 1998, adjustments of $0.6 million and $3.3 million, respectively, were recorded to the results of operations. These adjustments, which appear as a credit to restructuring charges in our financial statements, were due primarily to adjusting the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. We have substantially completed actions associated with our restructuring except for subleasing or settling our remaining long-term operating leases related to vacated properties. The terms of these operating leases expire at various dates through 2003. Accrued restructuring costs totaling $3.1 million remained as a liability in our financial statements as of March 31, 1999, all of which related to facility charges.

OTHER INCOME (EXPENSE)

    INTEREST INCOME. Interest income for the first quarter of fiscal 1999 increased to $2.8 million from $2.0 million for the same period in 1998 due to an increase in the average interest-bearing cash and short-term investment balances in 1999 provided by tax refunds received in the quarter ended December 31, 1998 and increased sales and operating income.

    INTEREST EXPENSE. Interest expense decreased to $1.2 million for the quarter ended March 31, 1999 from $1.9 million for the same period in 1998 due primarily to a significant decrease in the interest paid on capital leases.

    OTHER INCOME (EXPENSE), NET. Other expense, net, increased $1.2 million in the first quarter of 1999 compared to the same period in 1998 due to an increase in foreign currency transaction losses of

$1.3 million over the period. The majority of these foreign currency transaction losses were realized in the Latin America region due to the devaluation of the Brazilian Real during the first quarter of 1999.

INCOME TAXES

    During the first quarter of 1999 and 1998, income tax expense resulted from taxable earnings and withholding taxes in certain foreign jurisdictions where we are unable to utilize our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                AS OF OR FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Cash, cash equivalents, and short-term investments..........................................  $   213.1  $   165.5
Working capital (deficit)...................................................................  $    59.6  $   (91.8)
Cash and cash equivalents used for operations...............................................  $    (6.1) $    (8.5)
Cash and cash equivalents used for investment activities....................................  $   (37.6) $    (4.5)
Cash and cash equivalents provided by financing activities..................................  $     3.7  $    19.3

    OPERATING CASH FLOWS. Cash used for operations totaled $6.1 million for the quarter ended March 31, 1999 as compared to $8.5 million for the same period in 1998. This increase in operating cash flows was due primarily to improved profitability in the first quarter of 1999, offset by the effect on cash flows of license fees received in advance, foreign currency transaction losses, restructuring charges and changes in operating assets and liabilities. Net income for the first quarter of fiscal 1999 was $7.5 million as compared to $1.8 million for the same period in 1998.

    INVESTING CASH FLOWS. Net cash and cash equivalents used for investment activities increased by approximately $33.1 million for the quarter ended March 31, 1999 when compared to the same period in 1998. This increase was due primarily to a net increase, in the first quarter of 1999, of our investment in available-for-sale securities of excess cash generated from profitable operations. Our net investment in available-for-sale securities was approximately $27.8 million greater in the first quarter of 1999 than in the same period in 1998. Other significant changes in investing activities during the first quarter of 1999 compared to the corresponding period in 1998 include an increase in capital expenditures of $2.9 million and an increase in the capitalization of software development costs of $1.7 million.

    FINANCING CASH FLOWS. The decrease in cash and cash equivalents provided by financing activities in the first quarter of 1999 when compared to the same period in 1998 is due to proceeds received by us in the first quarter of 1998 from the issuance of 60,000 additional shares of our Series A-1 Preferred Stock at $250 per share, for net proceeds of $14.1 million. Net cash and cash equivalents provided by financing activities in the first quarter of 1999 consist primarily of proceeds from the sale of our Common Stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan.

    SUMMARY. We believe that our current cash, cash equivalents and short-term investments balances and cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

RECENT DEVELOPMENTS

    On May 5, 1999 we announced the appointment of Jean-Yves Dexmier to the post of Chief Executive Officer and President. Bob Finocchio, who has served as our President and Chief Executive Officer since July 1997, will continue as Chairman of the Board. The transition, including the appointment of Mr. Dexmier to the Board of Directors, will be effective July 16, 1999.

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

    In addition, we are considering converting certain of our software and systems to commercial products from third parties that are known to be Year 2000 compliant. This conversion will require:

    - The dedication of substantial time from our administrative and management information personnel

    - The assistance of consulting personnel from third party software vendors

    - The training of our personnel using such systems

    Based on the information available to date, we believe that we will be able to complete our Year 2000 compliance review and make necessary modifications prior to the end of 1999. A significant portion of the software or systems critical to our business are Year 2000 compliant. The remainder of the mission critical applications are scheduled to be Year 2000 compliant by the end of June 1999. To the extent that we are relying on the products of other vendors to resolve Year 2000 issues, there can be no guarantee that we will not experience delays in implementing such products. We could incur substantial costs and disruption of our business if key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if we were to experience delays in implementing Year 2000 compliant software products.

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

    - Update Testing Phase. Testing of updates given by third party suppliers

    - Business Continuity Phase. Designing and implementing contingency and business continuity plans for each internal organization and location during the Year 2000 rollover period. Material items are those items that we believe have a significant negative impact on customer service, involve a risk to the safety of individuals, may cause damage to property or the environment, or may significantly affect revenue

    We have completed the Awareness Phase and the Mission Critical Inventory Phase for each of the four sections of the project. The Repair or Replace phase for each of the four sections will continue through the first half of 1999 as various departments perform tests or receive compliance information from third-party suppliers. We are performing most of the testing ourselves under the Update Testing Phase, although we have retained third-parties to test certain of our key applications. The level of testing is significantly limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations.

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

    Our Year 2000 Program Office finished incorporating the Red Brick product compliance information and plans into our Year 2000 Program Plan during the first quarter of 1999.

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

    We have already made significant portions of our mission critical applications Year 2000 compliant. Applications supplied by other vendors are expected to be made compliant, replaced with compliant applications, or retired by mid-1999. None of our other information technology projects have been delayed due to the implementation of the Year 2000 project. Contingency planning for this section began in the third quarter of 1998 and is expected to be completed by mid-1999.

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

    GLOBAL BUSINESS PROCESSES. We have begun developing plans detailing the tasks and resources required for the Global Business Processes section. This section includes the hardware, software and associated embedded computer chips that are used in the operation of all of our critical facilities. It also includes readiness in our key business areas, including Finance, Technical Support, and Legal. All testing and repair of embedded systems is scheduled to be completed by year-end 1999. We began contingency planning for this section, where appropriate, in the first quarter of 1999 and expect to be completed with such planning by year-end 1999.

COSTS

    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 project is approximately $4.5 million. The total amount expended on the project through March 31, 1999 was approximately $0.6 million. We estimate that the remaining amount will be spent as follows:

    - $1.5 million for capital expenditures to repair or replace software and related hardware

    - approximately $0.2 for capital expenditures to repair or replace non-IS equipment

    - $2.2 million for non-capital expenses for Technical Support, Operations, IS Operations and Applications, and the Year 2000 Program Office

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

    - Evolving industry standards that may render existing products and services obsolete

    As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to:

    - Continue to enhance our existing products

    - Develop and introduce new applications that keep pace with technological advances on a timely and cost-effective basis

    - Meet changing customer requirements

    - Match or exceed the product deliveries of our competitors

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

    - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors

    - Our ability to develop and introduce on a timely basis new products or enhanced versions of our software

    - Changes in the mix of revenues attributable to domestic and international sales

    - Seasonal buying patterns which tend to peak in the fourth quarter

    POTENTIAL CHANGES IN MIX OF LICENSE AND SERVICE REVENUE. Historically, a majority of our revenue has been attributable to the licensing of our software products. A significant change in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance, consulting and training, could materially adversely affect our operating results for future quarters.

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

    The loss of the services of one or more of our senior executive officers or key employees could materially adversely affect our business, results of operations and financial condition. Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our senior executives or key employees, this could materially adversely affect our business, particularly if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with Informix. Of our senior officers and key employees, only Mr. Finocchio, our current Chairman, President and Chief Executive Officer, is bound by an employment agreement, the terms of which are nonetheless at-will. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

    We recently announced changes to our senior management with the appointment of Jean Yves Dexmier to the position of President and Chief Executive Officer, effective July 16, 1999. Mr. Dexmier is currently Informix's Executive Vice President, Worldwide Field Operations. Also effective July 16, 1999, Mr. Finocchio will resign his position as President and Chief Executive Officer but will continue as the Chairman of the Board. Although we anticipate a smooth transition, the change could disrupt our business, management team and results of operations.

OUR NEW EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET OUR
  BUSINESS OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    Almost all of our executive officers, including our President and Chief Executive Officer, our Executive Vice President, Worldwide Field Operations, and our Executive Vice President, Finance and Chief Financial Officer, have joined us since the beginning of fiscal 1997. Since joining us, the new management team has devoted substantial efforts to restructuring our sales, marketing and finance organizations after the announcement of the restatement of our financial results for fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 as a result of errors and irregularities identified with our revenue recognition practices during these periods. In addition, in fiscal 1998, we announced that we were restructuring our business to expand our e-commerce and data warehousing capabilities. Our management team has not worked together previously and may not be able to successfully implement this strategy. If our management team is unable to accomplish our business objectives, it could materially adversely affect our business and our future quarterly and annual operating results.

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

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Uncertainties relative to regional, political and economic circumstances

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

    International sales represented approximately 50% of our total revenue in the first quarter of 1999. In particular, instability in the Asian-Pacific and Latin American economies and financial markets, which combined accounted for approximately 19% of our total net revenues in the first quarter of 1999, could materially adversely affect our operating results in future quarters.

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

    DATA WAREHOUSING. In 1998 we announced that we were entering the data warehousing market. The acquisition of Red Brick in December 1998 expanded our presence in this market. Although demand for data warehouse software has grown in recent years, the market is still emerging. Our future financial performance in this area will depend to a large extent on:

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

RIGHTS OF SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT OUR COMMON
  STOCKHOLDERS

    At March 31, 1999, 22,800 shares of Series B Preferred Stock remained outstanding. Holders of the Series B Preferred shares have certain rights that may adversely affect holders of our Common Stock.

    RIGHTS TO CONSENT TO CORPORATE TRANSACTIONS. Our agreements with the purchasers of the Series B Preferred Stock contain covenants that could impair our ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of our assets or equity, or that could otherwise be disadvantageous to us and the holders of our Common Stock. In particular, an acquisition may not be affected without the consent of the holders of the outstanding Series B Preferred Stock or without requiring the acquiring entity to assume the Series B Preferred Stock or cause the Series B Preferred Stock to be redeemed. These provisions are likely to make an acquisition more difficult and expensive and could discourage potential acquirors. We made certain covenants in connection with the issuance of the Series B Preferred Stock which could limit our ability to obtain additional financing by, for example, providing the holders of the Series B Preferred Stock certain rights of first offer and prohibiting us from issuing additional Preferred Stock without the consent of the Series B Preferred Stockholders.

    CONVERSION RIGHTS. The shares of Series B Preferred Stock are convertible into shares of our Common Stock based on the trading prices of the Common Stock during future periods that are described in the Series B Preferred Stock financing agreement. As a result, we are unable to determine the number of shares of our Common Stock that may ultimately be issued upon conversion. If the conversion price of the Series B Preferred Stock is determined during a period when the trading price of our Common Stock is low, the resulting number of shares of our Common Stock issuable upon conversion of the Series B Preferred Stock could result in greater dilution to the holders of our Common Stock. We are also obligated to issue upon conversion of the Series B Preferred Stock additional warrants to acquire shares of our Common Stock equal to 20% of the total number of shares of Common Stock into which the Series B Preferred Stock converts. The exercise of these warrants will have further dilutive effect to the holders of our Common Stock. As of March 31, 1999, Series B Preferred stockholders had converted an aggregate of 27,200 shares of Series B Preferred Stock into 6,540,496 shares of our Common Stock and warrants to purchase an aggregate of 1,508,000 shares of our Common Stock. At March 31, 1999, 22,800 shares of Series B Preferred Stock remained outstanding and assuming a $4.00 per share conversion price, were convertible into 5,700,000 shares of our Common Stock and, assuming such conversion, warrants to purchase an aggregate of 1,140,000 additional shares of our Common Stock would become issuable upon such conversion.

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

    Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate and our inability to protect our intellectual property rights may adversely affect our business and financial condition. We currently hold eight United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers.

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

    For a more detailed description of our Year 2000 preparedness assessment, see "Item 2.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

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

    Our Board of Directors is authorized to issue up to 5,000,000 shares of undesignated Preferred Stock in one or more series. Of the 5,000,000 shares of Preferred Stock, 440,000 shares have been designated Series A Preferred, none of which is outstanding; 440,000 shares have been designated Series A-1 Preferred, none of which is outstanding; 50,000 shares have been designated Series B Preferred, of which 22,800 shares remained outstanding as of March 31, 1999. Subject to the prior consent of the holders of the Series B Preferred Stock, the Board of Directors can fix the price, rights, preferences, privileges and restrictions of such Preferred Stock without any further vote or action by our stockholders. However, the issuance of shares of Preferred Stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our Common Stock and the voting and other rights of the holders of our Common Stock may be adversely affected. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of our Common Stock, including the loss of voting control to others.

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

    Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our Common Stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our Common Stock would likely decrease significantly. The market price of our Common Stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

    - Market uncertainty about our business prospects or the prospects for the RDBMS market in general

    - Revenues or results of operations that do not match analysts' expectations

    - The introduction of new products or product enhancements by us or our competitors

    - General business conditions in the software industry

    - Changes in the mix of revenues attributable to domestic and international sales

    - Seasonal trends in technology purchases and other general economic conditions

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

DISCLOSURES ABOUT MARKET RATE RISK

    INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposits. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at March 31, 1999:

                                                                                    AVERAGE                   FAIR
                                                                                 INTEREST RATE     COST       VALUE
                                                                                ---------------  ---------  ---------
Cash equivalents:
  Fixed rate..................................................................          5.04%    $  62,714  $  62,861
  Variable rate...............................................................          4.75%        3,243      3,243
Short-term investments
  Fixed rate..................................................................          5.24%       70,951     70,931

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

    Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. We attempt to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. These forward foreign currency exchange contracts do not qualify as hedges and, therefore, are marked to market with unrealized gains and losses included in other income (expense), net. As these forward foreign currency exchange contracts mature, the realized gains and losses are included in net income as a component of other income (expense), net. The Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rates and other factors in effect at the time the forward foreign currency exchange contracts mature. The unrealized gain (loss) on forward foreign currency exchange contracts outstanding at March 31, 1999 was not significant to the Company's operating results for the first quarter of 1999. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at March 31, 1999 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                        CONTRACT       WEIGHTED-
                                                                         AMOUNT         AVERAGE        FAIR VALUE
AT MARCH 31, 1999                                                    (IN THOUSANDS)  CONTRACT RATE   (IN THOUSANDS)
-------------------------------------------------------------------  --------------  -------------  -----------------
Foreign currency to be sold under contract:
  British Pound....................................................   $     16,491           1.62       $      51
  Euro.............................................................         12,631           1.08             (48)
  Japanese Yen.....................................................          8,433         118.59             130
  Korean Won.......................................................          4,812       1,247.00             (92)
  Australian Dollar................................................          2,843           1.58             (11)
  Swiss Franc......................................................          2,593           1.47              24
  Singapore Dollar.................................................          2,035           1.72              19
  Czech Republic Koruna............................................          1,966          36.08             (12)
  Other (individually less than $1 million)........................          3,404              *              79
                                                                     --------------                         -----
Total..............................................................   $     55,208                      $     140
                                                                     --------------                         -----
                                                                     --------------                         -----
Foreign currency to be purchased under contract:
  British Pound....................................................   $     40,470           1.62       $      23
  Swedish Krona....................................................          1,976           8.30              (6)
  Danish Krone.....................................................          1,114           6.89              (3)
  South Africa Rand................................................          1,066           6.38              24
  Other (individually less than $1 million)........................            170              *              (2)
                                                                     --------------                         -----
Total..............................................................   $     44,796                      $      36
                                                                     --------------                         -----
                                                                     --------------                         -----
Total..............................................................   $    100,004                      $     176
                                                                     --------------                         -----
                                                                     --------------                         -----

------------------------

*   Not meaningful

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 4, 1999, a holder of the Company's Series B Preferred Stock converted 500 shares of Series B Preferred into 68,849 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholder a warrant to purchase up to 13,769 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $28,151 to such stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)

 EXHIBIT NO.   EXHIBIT
-------------  --------------------------------------------------------------------------------------------------

        3.2(e)* Amendment to Bylaws, dated April 20, 1999

       27.1    Financial Data Schedule.

    (b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K on January 9, 1998 related to the completion of its merger with Red Brick Systems, Inc. on December 31, 1998.

------------------------

* Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INFORMIX CORPORATION

Dated: May 17, 1999                                             By:

Dated: May 17, 1999

Dated: May 17, 1999                                                               /s/ HOWARD A. BAIN III

                                                                         ----------------------------------------

                                                                                    Howard A. Bain III

                                                                   EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                                                              (PRINCIPAL FINANCIAL OFFICER)

Dated: May 17, 1999                                                             /s/ STEPHANIE P. SCHWARTZ

                                                                         ----------------------------------------

                                                                                  Stephanie P. Schwartz

                                                                   VICE PRESIDENT AND CONTROLLER (PRINCIPAL ACCOUNTING

                                                                                         OFFICER)


                                 EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT TITLE
-------------  -----------------------------------------------------------------------------------------------------

        3.2(e) Amendment to Bylaws, dated April 20, 1999

       27.1    Financial Data Schedule.