Form 10-Q
period 1999-06-30
INFORMIX CORP
filed 1999-08-16
CIK 799089

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


    (MARK ONE)
        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---------  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                ENDED JUNE 30, 1999.

                                       OR

     ---------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-15325

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                      NO
                    -----                       -----

   At July 31, 1999, 191,084,277 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                           Page
                                                                                           ----
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations
              for the three months and six months ended June 30, 1999 and 1998...........    3

         Unaudited Condensed Consolidated Balance Sheets
              as of June 30, 1999 and December 31, 1998..................................    4

         Unaudited Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998............................    5

         Notes to Unaudited Condensed Consolidated Financial Statements..................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................   35


                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................   37

Item 2.  Changes in Securities and Use of Proceeds.......................................   37

Item 3.  Defaults Upon Senior Securities.................................................   37

Item 4.  Submission of Matters to a Vote of Security Holders.............................   37

Item 5.  Other Information...............................................................   38

Item 6.  Exhibits and Reports on Form 8-K................................................   38

Signatures...............................................................................   39

                           FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS. READERS SHOULD PAY PARTICULAR ATTENTION TO THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- FACTORS THAT MAY AFFECT FUTURE RESULTS" AND SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THE OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I.    FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           1999           1998              1999           1998
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses .........................................  $   102,269     $    85,966      $   200,176     $   169,397
   Services .........................................      104,489          88,235          203,180         165,803
                                                       -----------     -----------      -----------     -----------
                                                           206,758         174,201          403,356         335,200
COSTS AND EXPENSES
   Cost of software distribution.....................        9,087           8,259           19,194          18,092
   Cost of services..................................       43,764          37,512           88,547          74,937
   Sales and marketing...............................       75,504          65,564          151,922         128,917
   Research and development..........................       40,129          36,191           79,277          72,810
   General and administrative........................       19,762          16,753           37,704          29,904
   Restructuring charges.............................           --          (1,431)            (578)         (4,683)
                                                       -----------     ------------     ------------    -----------
                                                           188,246         162,848          376,066         319,977
                                                       -----------     -----------      -----------     -----------
Operating income.....................................       18,512          11,353           27,290          15,223

OTHER INCOME (EXPENSE)
   Interest income...................................        2,503           1,833            5,298           3,871
   Interest expense..................................       (1,020)         (1,284)          (2,184)         (3,166)
   Litigation settlement expense.....................      (97,016)             --          (97,016)             --
   Other, net........................................          889             413             (642)             98
                                                       -----------     -----------      -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES....................      (76,132)         12,315          (67,254)         16,026
   Income taxes......................................        3,133              --            4,465           1,900
                                                       -----------     -----------      -----------     -----------

NET INCOME (LOSS)....................................  $   (79,265)    $    12,315      $   (71,719)    $    14,126
   Preferred stock dividend..........................         (279)           (624)            (583)         (1,227)
   Value assigned to warrants........................           --            (388)              --          (1,982)
                                                      ------------     ------------     -----------     ------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS................................  $   (79,544)    $    11,303      $   (72,302)    $    10,917
                                                       ============    ===========      ============    ===========

NET INCOME (LOSS) PER COMMON SHARE
Basic................................................  $     (0.41)    $      0.07      $     (0.38)    $       0.07
                                                       ============    ===========      ============    ============
Diluted..............................................  $     (0.41)    $      0.07      $     (0.38)    $       0.06
                                                       ============    ===========      ============    ============

SHARES USED IN PER SHARE CALCULATIONS
Basic................................................      193,349         167,787          191,122         164,000
                                                       ===========     ===========      ===========     ===========
Diluted..............................................      193,349         171,425          191,122         169,847
                                                       ===========     ===========      ===========     ===========

           See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 June 30,       December 31,
                                                                  1999             1998
                                                              -----------       -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents..............................    $   125,595       $   183,975
   Short-term investments.................................         80,202            37,116
   Accounts receivable, net...............................        186,567           187,240
   Recoverable income taxes...............................          3,667             3,255
   Other current assets...................................         32,042            20,308
                                                              -----------       -----------
Total current assets......................................        428,073           431,894

PROPERTY AND EQUIPMENT, net...............................         64,486            74,937
SOFTWARE COSTS, net.......................................         38,355            38,006
LONG-TERM INVESTMENTS.....................................         17,500            22,191
INTANGIBLE ASSETS, net....................................         34,515            41,482
OTHER ASSETS..............................................          4,478             6,795
                                                              -----------       -----------
Total Assets   ...........................................    $   587,407       $   615,305
                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable.......................................    $    25,986       $    29,742
   Accrued expenses.......................................         50,466            59,234
   Accrued employee compensation..........................         51,517            50,424
   Deferred revenue.......................................        139,108           131,423
   Advances from customers and financial institutions.....         75,145           121,077
   Accrued restructuring costs............................          2,510             5,813
   Other current liabilities..............................          3,419             6,552
                                                              -----------       -----------
Total current liabilities.................................        348,151           404,265

OTHER NON-CURRENT LIABILITIES.............................          1,483             3,313

STOCKHOLDERS' EQUITY
   Convertible preferred stock............................             --                --
   Common stock; par value................................          1,905             1,882
   Shares to be issued for litigation settlement..........         91,000                --
   Additional paid-in capital.............................        439,183           429,621
   Accumulated deficit....................................       (292,145)         (220,426)
   Accumulated other comprehensive loss...................         (2,170)           (3,350)
                                                              -----------       -----------
Total stockholders' equity................................        237,773           207,727
                                                              -----------       -----------
Total Liabilities and Stockholders' Equity................    $   587,407       $   615,305
                                                              ===========       ===========

           See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                      ------------------------------
                                                                                           1999              1998
                                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)................................................................  $   (71,719)      $    14,126
   Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
    License fees received in advance................................................      (43,287)          (30,553)
    Depreciation and amortization...................................................       24,120            23,999
    Amortization of capitalized software............................................        9,746            10,463
    Write-off of capitalized software...............................................           --               771
    Provisions for losses on accounts receivable....................................         (218)           (1,100)
    Restructuring charges...........................................................         (578)           (4,683)
    Shares to be issued for litigation settlement...................................       91,000                --
    Other...........................................................................         (776)            1,176
    Changes in operating assets and liabilities:
      Accounts receivable...........................................................        6,475            (3,462)
      Other current assets..........................................................       (9,674)            5,620
      Accounts payable, accrued expenses and other liabilities......................      (15,869)          (53,269)
      Deferred maintenance revenue..................................................        3,397            14,745
                                                                                      -----------       -----------
Net cash and cash equivalents used in operating activities..........................       (7,383)          (22,167)
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities....................................      (67,849)          (23,308)
      Maturities of available-for-sale securities...................................        9,102             5,117
      Sales of available-for-sale securities........................................       21,395            17,800
   Proceeds from sale of strategic investments and marketable securities............        1,832             1,500
   Purchases of property and equipment..............................................      (10,994)           (6,931)
   Additions to software costs......................................................      (10,095)           (8,708)
   Other............................................................................          375               388
                                                                                      -----------       -----------
Net cash and cash equivalents used in investing activities..........................      (56,234)          (14,142)
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from customers..........................................................        3,061             7,722
   Proceeds from issuance of common stock, net......................................        9,914            10,845
   Proceeds from issuance of preferred stock, net...................................           --            14,100
   Payments for structured settlements with resellers...............................       (2,607)               --
   Principal payments on capital leases.............................................       (3,184)           (2,374)
                                                                                      ------------      ------------
Net cash and cash equivalents provided by financing activities......................        7,184            30,293
                                                                                      -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS..............................................................       (1,947)           10,198
                                                                                      ------------      -----------
Increase (decrease) in cash and cash equivalents....................................      (58,380)            4,182
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................      183,975           139,396
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $   125,595       $   143,578
                                                                                      ===========       ===========

           See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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


NOTE B - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
Numerator:
     Net income (loss).................................   $   (79,265)   $    12,315    $   (71,719)    $    14,126
     Preferred stock dividend..........................          (279)          (624)          (583)         (1,227)
     Value assigned to warrants........................            --           (388)            --          (1,982)
                                                          -----------    -----------    -----------     -----------
                                                          $   (79,544)   $    11,303    $   (72,302)    $    10,917
                                                          ============   ===========    ============    ===========
Denominator:
     Denominator for basic net income (loss)
     per common share -
       Weighted-average shares outstanding.............       189,789        167,787        189,332         164,000
       Weighted-average shares to be issued for
         litigation settlement.........................         3,560             --          1,790              --
     Effect of dilutive securities:
       Employee stock options..........................            --          3,413             --           3,209
       Common stock warrants...........................            --            225             --           2,638
                                                          -----------    -----------    -----------     -----------
     Denominator for diluted net income (loss)
     per common share -
       Adjusted weighted-average shares
         and assumed conversions.......................       193,349        171,425        191,122         169,847
                                                          ===========    ===========    ===========     ===========

Basic net income (loss) per common share...............   $     (0.41)   $      0.07    $     (0.38)    $      0.07
                                                          ===========    ===========    ===========     ===========
Diluted net income (loss) per common share.............   $     (0.41)   $      0.07    $     (0.38)    $      0.06
                                                          ===========    ===========    ===========     ===========

         The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were antidilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features as of June 30, 1999 follows (in thousands):

     Potential dilutive securities:
        Stock options.................................................    20,598
        Common Stock Warrants (Series B Warrants).....................     1,750

        Series B Convertible Preferred Stock..........................        21

     The stock options have per share exercise prices ranging from $0.20 to $42.09 and are exercisable through June 2009.

         The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred Stock into shares of Common Stock of the Company. Upon conversion of the Series B Preferred Stock, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred Stock is convertible, but not less than an aggregate of 1,750,000, of which approximately 1,563,000 have been issued as of June 30, 1999, at a per share exercise price of $7.84. The Series B Warrants are exercisable through November 2002.


NOTE C - COMPREHENSIVE INCOME

         The following table sets forth the calculation of comprehensive income
(loss) for the three-month and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
     Net income (loss).................................   $   (79,265)   $    12,315    $   (71,719)    $    14,126
     Other comprehensive income (loss):
        Unrealized gains (losses) on available-for-sale
           securities..................................          (114)           280          1,614           4,254
        Foreign currency translation adjustment........          (715)         1,153           (435)          4,947
                                                          -----------    -----------    -----------     -----------
                                                          $   (80,094)   $    13,748    $   (70,540)    $    23,327
                                                          ===========    ===========    ===========     ===========

  The tax effect on components of other comprehensive income is not significant.

NOTE D - STOCKHOLDERS' EQUITY

         On January 4, 1999, a holder of the Company's Series B Preferred Stock converted 500 shares of Series B Preferred Stock into 68,849 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholder a warrant to purchase up to 13,769 shares of Common Stock at a purchase price of $7.84 per share.

         On June 22, 1999, holders of the Company's Series B Preferred Stock converted 1,800 shares of Series B Preferred Stock into 274,180 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholders a warrant to purchase up to 54,835 shares of Common Stock at a purchase price of $7.84 per share.

     Reconciliation of outstanding shares (in thousands):
        Shares outstanding at December 31, 1998...................................      188,158
        Shares issued upon exercises of stock options.............................        1,373
        Shares sold and issued under the employee stock purchase plan.............          654
        Shares issued upon conversion of Series B Preferred Stock.................          343
                                                                                      ---------
        Shares outstanding at June 30, 1999.......................................      190,528
                                                                                      =========

         In accordance with the memorandum of understanding regarding the settlement of pending private securities and related litigation against us (see Note G), the Company will contribute a minimum of 9 million shares of the Company's Common Stock with a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. The issuance of these shares is pending final court approval.

NOTE E - RESTRUCTURING CHARGES

         In June and September of 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring reserve at June 30, 1999 (in millions):

                                              Severance &   Facility
                                               Benefits     Charges     Other      Total
                                              -----------   ---------  -------    -------
Accrual balances, December 31, 1998......       $   0.1     $   5.2    $  0.5     $   5.8

Cash payments............................            --         1.1        --         1.1
Non-cash costs...........................            --         1.0       0.6         1.6
Adjustments..............................           0.1         0.6      (0.1)        0.6
                                                -------     -------    -------    -------

Accrual balances, June 30, 1999..........       $    --     $   2.5    $    --    $   2.5
                                                =======     =======    =======    =======

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

NOTE F - BUSINESS SEGMENTS

         The Company currently has four reportable operating segments, North America, Europe, Asia/Pacific and Latin America, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and six-month periods ended June 30, 1999 and 1998:


Three months ended                   North                     Asia        Latin
June 30,                            America      Europe       Pacific      America     Eliminations      Total
-------------------------------  -----------   -----------  -----------  -----------  --------------  -----------
                                                             (In thousands)
1999:
Net revenues from
  unaffiliated customers.......    $ 105,110   $    64,072  $    22,310  $    15,266  $          --   $  206,758
Transfers between segments.....       (5,494)        2,912        1,272        1,310             --           --
Total net revenues.............       99,616        66,984       23,582       16,576             --      206,758
Operating income (loss)........          293        16,611          301        1,276             31       18,512
Net income (loss)..............    $ (95,313)  $    15,975  $       381  $      (199) $        (109)  $  (79,265)

1998:
Net revenues from
  unaffiliated customers.......    $  79,975   $    60,685  $    19,870  $    13,671  $          --   $  174,201
Transfers between segments.....          455        (3,246)       1,350        1,441             --           --
Total net revenues.............       80,430        57,439       21,220       15,112             --      174,201
Operating income (loss)........      (16,143)       24,125       (1,220)       4,562             29       11,353
Net income (loss)..............    $ (12,457)  $    23,097  $    (1,488) $     3,134  $          29   $   12,315

Six months ended                     North                     Asia        Latin
June 30,                            America      Europe       Pacific      America     Eliminations      Total
-------------------------------  -----------   -----------  -----------  -----------  --------------  -----------
                                                             (In thousands)
1999:
Net revenues from
  unaffiliated customers.......    $ 208,366   $   122,788  $    43,876  $    28,326  $          --  $   403,356
Transfers between segments.....      (10,820)        4,751        3,613        2,456             --           --
Total net revenues.............      197,546       127,539       47,489       30,782             --      403,356
Operating income (loss)........       (6,043)       27,568        4,736          294            735       27,290
Net income (loss)..............    $ (95,405)  $    24,991  $     4,629  $    (4,517) $      (1,417) $   (71,719)

1998:
Net revenues from
  unaffiliated customers.......    $ 161,445   $   112,557  $    38,338  $    22,860  $          --  $   335,200
Transfers between segments.....       (1,932)       (3,051)       1,553        3,430             --           --
Total net revenues.............      159,513       109,506       39,891       26,290             --      335,200
Operating income (loss)........      (23,059)       41,357           65        2,098         (5,238)      15,223
Net income (loss)..............    $ (19,452)  $    39,277  $      (240) $      (221) $      (5,238) $    14,126

NOTE G - LITIGATION

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

         On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company. The settlement will resolve all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November, 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9 million shares of the Company's common stock, which will have a guaranteed value of approximately $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. The Company's former independent accountants, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which is pending final court approval, will be $142 million.

         In July 1997, the Securities and Exchange Commission issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. The Company is cooperating with the investigation and is providing all information subpoenaed by the Commission. The approval of the proposed settlement of the pending lawsuits will not affect this investigation.

         The Company also has been advised by the office of the United States Attorney for the Northern District of California ("U.S. Attorney") that the U.S. Attorney is conducting an investigation of the events leading to the restatement of the Company's financial statements that was announced publicly in November 1997 (the "restatement"). The Company will cooperate fully in the investigation. The Company currently is negotiating the terms of a cooperation agreement with the U.S. Attorney providing that, in return for the Company's cooperation, the U.S. Attorney will not take any action against the Company relating to the restatement.

         From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial position.

NOTE H - BUSINESS COMBINATION

         On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. The acquisition was accounted for using the purchase method of accounting. Accrued merger and integration costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of June 30, 1999, $1.1 million had been paid for severance and other acquisition-related costs and $1.0 million had been paid for costs associated with the shutdown and consolidation of Red Brick facilities. No costs had been paid related to settling acquired royalty commitments for abandoned technology as of June 30, 1999. During the first quarter of 1999, the accrual for estimated costs associated with the shutdown and consolidation of the Red Brick facilities was reduced by $2.0 million, which resulted in a corresponding $2.0 million decrease in goodwill. This adjustment was the result of a decrease in the estimated costs associated with the former Red Brick headquarters facility due to a change in the amount of sublease income to be received for such facility. The Company expects to complete its termination of employees and consolidation of facilities by the end of 1999.

         The following unaudited pro forma financial information presents the combined results of operations of Informix and Red Brick for the three-month and six-month periods ended June 30, 1998 as if the acquisition had occurred as of the beginning of 1998. This financial information gives effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                                                                   For the Period Ended
                                                                                       June 30,1998
                                                                           -----------------------------------
                                                                             Three Months         Six Months
                                                                           ---------------     ---------------
     Net revenues......................................................    $       181,884     $       352,309
     Net income (loss) applicable to common stockholders...............              3,201              (3,153)
     Net income (loss) per share.......................................               0.02               (0.02)

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 did not have a significant impact on the Company's results of operations for the six month period ended June 30, 1999. The Company will continue to evaluate the future impact of SOP 98-1 on its financial statements and related disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Earlier application of SFAS

133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

         In December 1998, the AICPA issued Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarifies the specification of what is considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

NOTE J - SUBSEQUENT EVENTS

         Subsequent to June 30, 1999, a holder of the Company's Series B Preferred Stock converted an additional 2,000 shares of Series B Preferred Stock into 283,364 shares of the Company's Common Stock. In connection with such conversions, the Company also issued this Series B Preferred Stockholder warrants to purchase up to 56,672 shares of Common Stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $163,014 to this stockholder.

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

         On December 31, 1998, we acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scaleable decision support solutions for data warehousing, data marts, OLAP and data mining, in a transaction which has been accounted for as a purchase. Of the total purchase price, $2.6 million was allocated to in-process research and development expense and charged to operations in the fourth quarter of 1998. The development efforts related to the purchased in-process research and development projects have progressed as anticipated. We released Informix Red Brick Warehouse version 5.1.7 and Formation version 1.4 on schedule during May of 1999, and we anticipate that we will release Formation version 1.5 before the end of 1999 as originally estimated. We are not aware of any events which would significantly alter the estimates used in the valuation of such component of the total purchase price.

         On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us. The settlement will resolve all material litigation arising out of the restatement of our financial statements that was publicly announced in November, 1997. In accordance with the terms of the memorandum of understanding, we paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of our insurance carriers on behalf of certain of our current and former officers and directors. We will also contribute a minimum of 9 million shares of our common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. Our former independent accountants, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which is pending final court approval, will be $142 million.

         In our Form 10-K for the year ended December 31, 1997, we stated that Ernst & Young LLP, our former independent auditors, had issued a letter identifying certain material weaknesses in our internal accounting controls for the year ended December 31, 1997. During fiscal year 1998, we devoted substantial effort and expense to addressing those material weaknesses.

         In connection with their audit of our consolidated financial statements for the year ended December 31, 1998, KPMG LLP, our independent auditors, notified us that they identified certain conditions which, collectively, represented a continuing material weakness in our internal accounting controls during the year ended December 31, 1998. The identified conditions were: significant turnover and a lack of adequate resources in the accounting and finance departments; a failure to have timely and complete account analyses and reconciliations at the end of each financial reporting period; the absence of a formal budgeting process; and a lack of up-to-date formal written accounting policies and procedures. We have taken, and we continue to take, actions to strengthen our internal accounting controls. We have added a significant number of experienced accounting and finance personnel; we have improved our account reconciliation and review processes; we have created a 1999 revenue and operating expense budget by quarter that was approved by our Board of Directors; and our internal audit department engaged in a comprehensive review of our accounting policies and procedures, as well as our compliance with our existing accounting policies and procedures.

         We have made significant progress toward addressing each of the identified conditions. Our independent auditors have informed us that the existence of the identified conditions did not affect their report on our consolidated financial statements for the year ended December 31, 1998. In addition, it is our conclusion that the existence of the identified conditions for the year ended December 31, 1998 had no effect on our reported financial results for the quarters ended March 31, 1999 and June 30, 1999. Moreover, based on the existing personnel, policies and procedures, monthly financial statement review, account reconciliations and general business processes, including forecasting, it is our conclusion that during the quarters ended March 31, 1999 and June 30, 1999, we maintained, and we continue to maintain, effective internal control over financial reporting.

RESULTS OF OPERATIONS

         The following table and discussion compares the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

                                                                        Percent of Net Revenues
                                                       ------------------------------------------------------------
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           1999           1998              1999            1998
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses .........................................         49%             49%              50%            51%
   Services .........................................         51              51               50             49
                                                            ----           -----             ----           ----
                                                             100             100              100            100
COSTS AND EXPENSES
   Cost of software distribution.....................          4               5                5              5
   Cost of services..................................         21              22               22             22
   Sales and marketing...............................         37              38               38             38
   Research and development..........................         19              21               20             22
   General and administrative........................         10              10                9              9
   Restructuring charges.............................         --              (1)              --             (1)
                                                            ----           -----             ----           ----
                                                              91              93               93             95
                                                            ----           -----             ----           ----
Operating income.....................................          9               7                7              5

OTHER INCOME (EXPENSE)
   Interest income...................................          1               1                1              1
   Interest expense..................................         (1)             (1)              (1)            (1)
   Litigation settlement expense.....................        (47)             --              (24)            --
   Other, net........................................          1              --               --             --
                                                            ----           -----             ----           ----
INCOME (LOSS) BEFORE INCOME TAXES....................        (37)              7              (17)             5
   Income taxes......................................          1              --                1              1
                                                            ----           -----             ----           ----
NET INCOME (LOSS)....................................        (38)%             7%             (18)%            4%
                                                            ====           =====             ====           ====

         Our operating results for the quarter and six-month period ended June 30, 1999 improved over the same periods of the prior year. For the three and six-month periods ended June 30, 1999 net revenue growth was 19% and 20% while operating expenses increased by only 16% and 18%, respectively, when compared to the same periods in 1998. As a percentage of net revenues, all operating expense categories remained consistent for the three and six-month periods ended June 30, 1999 when compared to the corresponding prior year periods. Operating income for the second quarter and first half of 1999 increased 63% and 79%, respectively, over the corresponding periods in 1998. Growth in revenues was realized in all regions during the first half of 1999 as total sales in North America, Asia/Pacific, Latin America, and Europe increased by 24%, 19%, 17% and 16%, respectively, compared to the same period in 1998.


REVENUES

         We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including

OEMs, distributors and value added resellers (VAR's). License revenues for the second quarter of 1999 increased 19% to $102.3 million from $86.0 million for the second quarter of 1998. During the first half of 1999, license revenues increased 18% to $200.2 million from $169.4 million for the same period in 1998. Each of our regions reported increased license revenues for the first half of 1999 when compared to the same period in 1998, as follows:

         - North America license revenues increased to $89.5 million as compared to $68.6 million, an increase of 31%
         - Europe license revenues increased to $64.2 million as compared to $57.3 million, an increase of 12%
         - Asia Pacific license revenues increased to $30.2 million as compared to $27.5 million, an increase of 10%
         - Latin America license revenues increased to $16.3 million as compared to $16.1 million, an increase of 2%

     Revenues from the sale of Red Brick products partially contributed to the increase in license revenues. In addition, the Asia/Pacific economy has shown signs of recovery from the economic turmoil of the past year.

         Our increased focus on reseller channels in 1996 resulted in a significant build-up of licenses that had not been resold or utilized by the resellers. Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers and financial institutions in advance of revenue being recognized are recorded as a liability in "advances from customers and financial institutions" in our financial statements. Advances in the amount of $75.1 million and $121.1 million had not been recognized as earned revenue as of June 30, 1999 and December 31, 1998, respectively. During the first half of 1999, we received $3.1 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $43.3 million. Included in the $43.3 million recognized were $33.5 million of licenses which were resold or utilized by the reseller and $9.8 million related to contractual reductions in customer advances. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

         As of June 30, 1999, we had reached structured settlements with four resellers with remaining rights to resell a total of $21.1 million of our products. In accordance with the settlements, the minimum future reduction in customer advances totals $10.2 million and $10.9 million for the six months ended December 31, 1999 and the year ended December 31, 2000, respectively.

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

SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues for the quarter ended June 30, 1999 increased $16.3 million, or 18%, to $104.5 million from $88.2 million for the same period in 1998. During the first half of 1999, service revenues increased $37.4 million, or 23%, to $203.2 million from $165.8 million for the same period in 1998. Service revenues accounted for 51% of net revenues in the second quarters of both 1999 and 1998, and accounted for 50% and 49% of net revenues in the first half of 1999 and 1998, respectively.

         Maintenance revenues increased 28% to $78.7 million for the second quarter of 1999 and 31% to $151.7 million for the first half of 1999 when compared to the same periods in 1998. These increases are attributable primarily to higher initial-year maintenance fees and the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support.

         Consulting and training revenues increased slightly to $51.5 million for the six-month period ended June 30, 1999 from $50.3 million for the same period in 1998.

COSTS AND EXPENSES

COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased slightly to $19.2 million for the first half of 1999 from $18.1 million for the same period in 1998. As a percentage of license revenues, cost of software distribution decreased slightly to 10% for the six month period ended June 30, 1999 from 11% for the same period in 1998. This decrease as a percentage of license revenues was primarily due to the write-off in the first quarter of 1998 of approximately $0.8 million of previously capitalized software costs after it was determined that the projected sales of certain tools products were not sufficient to realize the capitalized product development costs. Amortization of capitalized software remained relatively flat at $9.7 million, or 5% of license revenues, for the first half of 1999 compared to $10.2 million, or 6% of license revenues, for the same period in 1998.

COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for the second quarter of 1999 and the six-month period ended June 30,1999 increased by 17% and 18%, respectively, when compared to the same periods in 1998. These increases are primarily due to an increase of approximately 12% in headcount, a portion of which resulted from the addition of the Red Brick consulting team subsequent to the completion of our acquisition of Red Brick in December 1998.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. Sales and marketing expenses increased 15% and 18% in the second quarter and the first half of 1999, respectively, when compared to the same periods in 1998. These increases are in line with the net revenue growth rates over the corresponding periods as sales and marketing expenses have remained consistent at 37% to 38% of net revenues for these periods. The increase in absolute dollars was due primarily to increased commissions and selling expenses, which resulted from the growth in net revenues. Also, during the first half of 1999, we increased our marketing efforts in connection with the introduction of several new products and our new corporate logo and identity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses increased 11% to $40.1 million for the second quarter of 1999 and increased 9% to $79.3 million for the first half of 1999 when compared to the same periods in 1998. These increases in research and development expenses in absolute dollars when compared to the corresponding periods in 1998 are attributable primarily to amortization of intangible assets resulting from the Red Brick acquisition and an increase in headcount of approximately 3%. As a percentage of net revenues, research and development expenses decreased slightly to 19% and 20% for the three and six-month periods ended June 30, 1999, respectively, which we believe is consistent with our long-term objectives for research and development spending.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. As a percentage of net revenues, general and administrative expenses remained consistent at 10% and 9% for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998.

RESTRUCTURING CHARGES. In June and September of 1997, we approved plans to restructure our operations to bring expenses in line with forecasted revenues and substantially reduced our worldwide headcount and modified operations to improve efficiency.

Accordingly, we recorded restructuring charges totaling $108.2 million for 1997. The significant components of these restructuring charges were severance and benefits, write-off of assets, and facility charges.

         During the first half of 1999 and 1998, adjustments of $0.6 million and $4.7 million, respectively, were recorded to the results of operations. These adjustments, which appear as a credit to restructuring charges in our statement of operations, were due primarily to adjusting the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. We have substantially completed actions associated with our restructuring except for subleasing or settling our remaining long-term operating leases related to vacated properties. The terms of these operating leases expire at various dates through 2003. Accrued restructuring costs totaling $2.5 million remained as a liability in our financial statements as of June 30, 1999, all of which related to facility charges.

OTHER INCOME (EXPENSE)

INTEREST INCOME. Interest income for the first half of 1999 increased to $5.3 million from $3.9 million for the same period in 1998 due to an increase in the average interest-bearing cash and short-term investment balances in 1999 provided by tax refunds received in the quarter ended December 31, 1998 and increased sales and operating income.

INTEREST EXPENSE. Interest expense decreased to $2.2 million for the six-month period ended June 30, 1999 from $3.2 million for the same period in 1998 due primarily to the amortization of interest charges incurred in connection with financing of customer accounts receivable prior to 1998, in addition to a decline in interest charges related to payments on capital leases.

LITIGATION SETTLEMENT EXPENSE. During the second quarter of 1999 we incurred a one-time charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the proposed settlement of the pending private securities and related litigation against us. The charge consists of $3.2 million in cash, $91.0 million in common stock and approximately $2.8 million in legal fees required to obtain and complete the settlement. The charge excludes approximately $13.8 million of insurance proceeds which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers.

INCOME TAXES

         During the first half of 1999 and 1998, income tax expense resulted from taxable earnings and withholding taxes in certain foreign jurisdictions where we have fully utilized our net operating loss carryforwards. No income tax expense resulted in the three-month period ended June 30, 1998 due to a change in our expected effective tax rate for the year ended December 31, 1998. The change resulted from implementation of measures to utilize net operating loss carryforwards in certain foreign jurisdictions and other measures to minimize foreign tax expense.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  As of or for the
                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          ------------------------------
                                                                                1999             1998
                                                                          ------------      ------------
                                                                                 (Dollars in Millions)
     Cash, cash equivalents, and short-term investments................   $     205.8       $     160.0
     Working capital (deficit).........................................          79.9             (44.7)
     Cash and cash equivalents used for operations.....................          (7.4)            (22.2)
     Cash and cash equivalents used for investment activities..........         (56.2)            (14.1)
     Cash and cash equivalents provided by financing activities........           7.2              30.3

         OPERATING CASH FLOWS. Cash and cash equivalents used for operations totaled $7.4 million for the six-month period ended June 30, 1999 compared to $22.2 million for the same period in 1998. This decrease in operating cash outflows was due primarily to improved operating profitability in the first half of 1999.

         INVESTING CASH FLOWS. Net cash and cash equivalents used for investment activities increased by approximately $42.1 million for the first half of 1999 when compared to the same period in 1998. This increase was due primarily to a net increase of approximately $37.0 million in our investment in available-for-sale securities of excess cash generated from operating income during the first six months of 1999 when compared to the same period in 1998. Other significant changes in investing activities during the first six months of 1999 compared to the corresponding period in 1998 include an increase in capital expenditures of $4.1 million and an increase in the capitalization of software development costs of $1.4 million.

         FINANCING CASH FLOWS. The decrease in cash and cash equivalents provided by financing activities in the first half of 1999 when compared to the same period in 1998 is due to net proceeds of $14.1 million received by us in the first quarter of 1998 from the issuance of 60,000 additional shares of our Series A-1 Preferred Stock at $250 per share. Net cash and cash equivalents provided by financing activities during the six-month period ended June 30, 1999 consisted primarily of proceeds from the sale of our Common Stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan offset by principal payments on captial leases and payments for structured settlements with resellers.

         SUMMARY. We believe that our current cash, cash equivalents and short-term investments balances and cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

RECENT DEVELOPMENTS

         The appointment of Jean-Yves F. Dexmier to the post of President and Chief Executive Officer was effective July 16, 1999. Robert J. Finocchio, Jr., who has served as our President and Chief Executive Officer since July 1997, will continue as Chairman of the Board.

YEAR 2000 COMPLIANCE

GENERAL

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

         In addition, we are converting certain of our software and systems to commercial products from third parties that are known to be Year 2000 compliant. This conversion has required, and will continue to require:

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

         - Awareness Phase. Increasing employee awareness through various forms of communication

         - Mission Critical Inventory Phase. Taking an inventory of mission critical items relevant to Year 2000 (including computer hardware, software, telecommunications equipment, embedded controllers within our facilities, and other non-computer related equipment), assigning priorities to identified items for assessment and possible renovation, and assessing the status of Year 2000 compliance of items which we have determined to be material to our business

         - Repair or Replace Phase. Repairing or replacing material items that are not Year 2000 compliant. Material items are those items that we believe have a significant negative impact on customer service, involve a risk to the safety of individuals, may cause damage to property or the environment, or may significantly affect revenue

         - Update Testing Phase. Testing of updates given by third party suppliers

         - Business Contingency Phase. Designing and implementing contingency plans for each internal organization and critical location during the Year 2000 rollover period

     We have completed the Awareness Phase and the Mission Critical Inventory Phase for each of the four sections of the project. We made progress in completing the Repair or Replace phase for each of the four sections in the first half of 1999 as various departments performed tests or received compliance information from third-party suppliers. We are performing most of the testing ourselves under the Update Testing Phase, although we have retained third-parties to test certain of our key applications. The level of testing is limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations.

         We are working on the Business Contingency phase for each of the four sections. A working plan of the program should be available during the third quarter of 1999.

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

         We have tested our currently supported products under different Year 2000 test scenarios. Throughout the remainder of 1999 and beyond, we will continue to improve our testing efforts with each new release of our software products. From time to time, our Year 2000 Program Office updates the history table of each product family when a Year 2000 or DBCENTURY-related product deficiency is found and fixed in a certain interim or maintenance release. We have made Year 2000 testing scenarios part of our standard test suite.

         Our Year 2000 Program Office finished incorporating the Red Brick product compliance information and plans into our Year 2000 Program Plan during the first quarter of 1999.

IS SYSTEMS.

          - IS Operations Systems. Our IS operations systems consist of all computer hardware, systems software and telecommunications. Our current hardware inventory includes PC Desktops, PC Laptops, UNIX servers, UNIX workstations, and NT workgroup servers. Our current software inventory includes Windows 95 operating system and MS Office products, Product Development environment tools for UNIX, and various management systems. Our telecommunications equipment includes both voice and data services, including PBX systems, voicemail, ACD, video conferencing, local area networks, wide area networks, and remote access equipment. We made significant progress in remediating our mission critical IS operations components by the end of June 1999, and plan to complete remediation of all mission critical IS operations components by the end of September 1999. Non-critical systems are scheduled to be made Year 2000 compliant by November 1999. Testing is ongoing as hardware or system software is renovated or replaced, although, the level of testing is significantly limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations. We began contingency planning in December 1998 and expect to be completed with such planning by the third quarter of 1999.

         - IS Applications Systems. Our IS applications systems consist of all enterprise-wide applications, either supplied by third-party vendors or internally-developed. We completed our remediation efforts of all mission critical IS applications by the end of March 1999. We made significant progress by the end of June 1999 towards making all important IS applications systems Year 2000 compliant. We plan to repair or replace the remaining important systems by the end of the third quarter of 1999. None of our other information technology projects have been delayed due to the implementation of the Year 2000 project. Contingency planning for this section began in the third quarter of 1998, and we expect it to be completed by the end of the third quarter of 1999.

THIRD-PARTY SUPPLIERS. We have identified and prioritized critical suppliers and communicated with them about our plans and progress in addressing the Year 2000 problem and how their individual compliance can impact our success. We have completed detailed evaluations of most critical suppliers. These evaluations will be followed by the development and implementation of contingency plans where appropriate, which began, in certain departments, in the fourth quarter of 1998, with a scheduled completion date of September 1999. Follow-up reviews with each of our critical suppliers are scheduled through the remainder of 1999.

GLOBAL BUSINESS PROCESSES. We have completed the assessment of the hardware, software and associated embedded computer chips that are used in the operation of all of our critical facilities. All repair and testing of embedded systems within our critical facilities is scheduled to be completed by the end of the third quarter of 1999. We have also completed the preparation in our key business areas, including Finance, Product Development and Legal. Customer Services has completed their Support Plans for the Year 2000 Rollover Weekend, and has documented their offerings on the Informix Year 2000 Web Site. We began contingency planning for these organizations and their respective critical business processes in the first quarter of 1999, and expect to be completed with such planning, testing and training by November 1999.

COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 project is approximately $4.5 million. The total amount expended on the project through June 30, 1999 was approximately $1.0 million. The estimated future cost of completing the Year 2000 project is estimated to be approximately $3.5 million. We estimate that the remaining amount will be spent as follows:

         - $1.5 million for capital expenditures to repair or replace software and related hardware, including but not limited to local area network upgrades, replacement of desktop hardware and backup data servers as identified in our contingency plan.

         - approximately $0.3 million for capital expenditures to repair or replace non-IS equipment, including but not limited to security systems and backup generator supplies.

         - $1.7 million for non-capital expenses for Technical Support, Product Development, Operations, IS Operations and Applications, Facilities, and the Year 2000 Program Office, including but not limited to our contingency planning efforts and management of our Year 2000 Weekend Support Program offerings.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE SUBJECT TO INTENSE COMPETITION AND THIS COMPETITION MAY ADVERSELY AFFECT OUR BUSINESS

         We may not be able to compete successfully against current and/or future competitors and such inability would materially adversely affect our business, quarterly and annual operating results and financial condition. The market for our products is highly competitive, diverse and will be subject to rapid change as the Internet is embraced by businesses around the world. Moreover, we expect that the technology for database products generally, and, in particular, the technology underlying database solutions and products for the Internet and data warehousing products will continue to change rapidly. New products are introduced frequently, and existing products are enhanced continually. Competition may also result in changes in pricing policies by us or our competitors which could materially adversely affect our business and future quarterly and annual operating results. We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Additionally, as we expand our business in the markets of data warehousing and web/e-commerce, we expect to compete with a different group of companies, including small, highly focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

COMPETITION MAY AFFECT PRICING OF OUR PRODUCTS OR SERVICES WHICH COULD ADVERSELY AFFECT OUR BUSINESS

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

         -    Access to data and database-driven solutions through the Internet

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

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ENHANCE CURRENT PRODUCTS AND DEVELOP NEW PRODUCTS THROUGH INVESTMENT AND ACQUISITION

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce enhancements to our existing products and solutions on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to:

         -    Rapid technological change

         -    Emerging new markets

         -    Changing customer needs

         -    Frequent new product introductions

         - Evolving industry standards that may render existing products and services obsolete

         As a result, our position in existing, emerging or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend on our ability to:

         -    Continue to enhance our existing products and solutions

         - Develop and introduce new products and solutions that keep pace with technological advances on a timely and cost-effective basis

         -    Meet changing customer requirements

         -    Match or exceed the product deliveries of our competitors

         Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments or be able to attract and retain qualified software development engineers. In addition, it is unlikely that we will be able to internally develop new products or solutions quickly enough to respond to market forces. As a result, we will have to acquire technology or access to products or solutions through mergers and acquisitions, investment and partnering arrangements. We may not have sufficient cash, access to funding, or available equity to engage in such transactions. Moreover, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with companies of our choice. Our failure to introduce new products and solutions for any of these reasons could materially adversely affect our business, quarterly and annual operating results and financial condition.

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

IF THE INTERNET DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OR IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED IN THIS MARKET, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         The Internet is a new and rapidly evolving market. We are unable to predict whether and to what extent Internet computing and electronic commerce will be embraced by consumers and traditional businesses. The success of the Internet and electronic commerce will depend in large measure on:

INTERNET COMPUTING. The success of Internet computing and, in particular, our current Internet computing software products is difficult to predict because Internet computing is new to the entire computer industry. Our successful introduction of database-driven products and solutions for the Internet market will depend in large measure on:

         - The commitment by hardware and software vendors to manufacture, promote and distribute Internet access appliances

         - The lower cost of ownership of Internet computing relative to client/server architecture

         - The ease of use and administration relative to client/server architecture

         In addition, if a sufficient number of vendors do not undertake a commitment to the market, the market may not accept Internet computing or Internet computing may not generate significant revenues for our business. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards chosen by us will position our products to compete effectively for business opportunities as they arise on the Internet.

         The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium could materially adversely affect our business.

         Even if the Internet and electronic commerce are widely accepted and adopted by consumers and businesses, our database products and database-driven solutions for the Internet may not succeed. We recently announced our intention to focus a substantial part of our product development and sales efforts on developing and selling technology and services for the Internet market. This market is new to our product development, marketing and sales organizations. We may not be able to market and sell our products and solutions in this market. In addition, our database products and database-driven solutions for the Internet may not compete effectively with our competitors' products and solutions. Further, we may not generate significant revenue in this market. Any of these events could materially, adversely affect our business, operating results and financial condition.

IF THE DATA WAREHOUSE MARKET DOES NOT CONTINUE TO GROW, OR IF OUR PRODUCT OFFERINGS IN THIS MARKET ARE NOT ACCEPTED, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         In 1998 we entered the data warehouse market, and our acquisition of Red Brick in December 1998 significantly expanded our presence in the market. We recently announced that in addition to focusing on products and solutions for the Internet, we intend to expand our product development and sales effort on providing business intelligence solutions driven by our data warehouse technology.

         Although demand for data warehouse software has grown in recent years, the market is still emerging. Our future financial performance in this area will depend to a large extent on:

         - Continued growth in the number of organizations adopting data warehouses

         - Our success in developing partnering arrangements with developers of software tools and applications for the data warehouse market

         -    Existing customers expanding their use of data warehouses

         The data warehouse market, however, may not continue to grow, or may not grow rapidly, and its customers may not expand their use of data warehouses. In addition, we may not be able to market and sell our products and solutions in this market or otherwise compete effectively and generate significant revenue. Any of these events could materially, adversely affect our business, operating results and financial condition.

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

         Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Factors that May Affect Future Results" section, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. These factors include:

         - Changes in demand for our products and services, including changes in industry growth rates for our products and services

         - The size, timing and contractual terms of large orders for our software products

         -    The budgeting cycles of our customers and potential customers

         - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

         - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors

         - Our ability to develop and introduce on a timely basis new or enhanced versions of products and solutions

         - Changes in the mix of revenues attributable to domestic and international sales

         -    Seasonal buying patterns which tend to peak in the fourth quarter

POTENTIAL CHANGES IN MIX OF LICENSE AND SERVICE REVENUE. Historically, a majority of our revenue has been attributable to the licensing of our software products. Over the past few years, however, the percentage of our revenue derived from services has been increasing. For the six months ended June 30, 1999, we derived revenue evenly from licensing of software products and sales of services. A significant change in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance, consulting and training, could materially adversely affect our operating results for future quarters.

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

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMER BASE; OUR ABILITY TO MAKE INVESTMENTS IS DEPENDENT UPON FUTURE REVENUE

         We depend on our installed customer base for future revenues from services and licenses of additional products. If our customers fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue could adversely affect the growth of our services revenue in future quarters. Moreover, our ability to continue to invest in product development and to acquire technology from or make investments in other companies is dependent on both license and service revenues. If either license revenue or revenue from services declines, we may not have sufficient cash to finance investments or enter into such arrangements. Either of these events could materially, adversely affect our business, operating results and financial condition.

OUR SENIOR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS

         We recently announced changes to our senior management with the appointment of Jean-Yves F. Dexmier as a member of our Board and to the position of President and Chief Executive Officer, effective July 16, 1999. Also effective July 16, 1999, Mr. Finocchio resigned his position as President and Chief Executive Officer but will continue to be actively involved in the management of our business in his capacity as the Chairman of the Board. Although we anticipate a smooth transition, the change could disrupt our business, management team and results of operations.

         In July and early August, 1999, four of our senior executive officers resigned. We cannot predict whether other senior executive officers will also resign. The loss of the services of one or more of our current senior executive officers or key employees could materially adversely affect our business, results of operations and financial condition. Our success will depend to a significant extent on the continued service of our current senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our current senior executives or key employees, this could materially adversely affect our business, particularly if one or more of those executives or key employees decided to join a competitor or otherwise compete directly or indirectly with Informix. Of our senior executive officers and key employees, only Mr. Finocchio, Chairman of the Board, and our former President and Chief Executive Officer, is bound by an employment agreement, the terms of which are nonetheless at-will. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

OUR NEW EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET OUR BUSINESS OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

         As noted above, Mr. Dexmier was appointed as our President and Chief Executive Officer in July, 1999, and Howard A. Bain III joined us as our Executive Vice President, Finance and Chief Financial Officer in January, 1999. In addition, two new executive officers, our Vice President and Treasurer and our Vice President and General Manager, Datawarehouse, joined us in July, 1999. Almost all of the rest of our executive officers have joined us since the beginning of fiscal 1998. Since joining us, the new management team, except for our most recent additions, has devoted substantial efforts to restructuring our sales, marketing and finance organizations after the announcement of the restatement of our financial results for fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 as a result of errors and irregularities identified with our revenue recognition practices during these periods. In addition, as we have announced, we are restructuring our business to expand our ability to deliver products and solutions for the Internet, including e-commerce solutions, and business intelligence solutions driven by our data warehouse technology. Our management team has not worked together previously and may not be able to successfully implement this strategy. If our management team is unable to accomplish our business objectives, it could materially adversely affect our business and our future quarterly and annual operating results.

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

As we disclosed previously, however, on May 26, 1999 we entered into a memorandum of understanding regarding the settlement of the pending lawsuits. Although we anticipate that the settlement described in the memorandum of understanding will be approved by the courts, if the courts were to reject the settlement, prosecution of the lawsuits could continue. If that occurred, the uncertainty associated with the substantial unresolved lawsuits could materially adversely affect our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of management's time and attention away from business operations, which could adversely affect our business. The lawsuits could also have the effect of discouraging potential acquirors from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, if the proposed settlement is not approved by the courts, we may be unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits, by settlement or otherwise. The size of any such payment could materially adversely affect our financial condition. Most of the lawsuits have been filed as purported class actions by persons who claim that they purchased our Common Stock during a purported class period. The complaints allege violations of federal and state securities laws, fraud, and violations of California's unfair business practices statutes. The complaints, in general, do not specify the amount of damages that plaintiffs seek.

         Other than the $97 million expensed during the second quarter of 1999 in connection with the proposed litigation settlement, we have not set aside any additional financial reserves relating to any of these lawsuits.

THE PENDING SEC INVESTIGATION COULD ADVERSELY AFFECT OUR BUSINESS

         In July 1997, the SEC issued a formal order of investigation of us and certain unidentified individuals associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our Common Stock. Any action by the SEC against us as a result of the investigation could materially adversely affect our business.

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

         - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

         - Uncertainties relative to regional, political and economic circumstances

         -    Recessionary environments in foreign economies

         - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

     International sales represented approximately 50% of our total revenue during the first half of 1999. In particular, instability in the Asian-Pacific and Latin American economies and financial markets, which combined accounted for approximately 20% of our total net revenues during the first half of 1999, could materially adversely affect our operating results in future quarters.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES

         Despite our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, our business, results of operations and financial condition could be materially adversely affected by fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition.

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

FAILURE TO CONTINUE TO STRENGTHEN OUR INTERNAL ACCOUNTING CONTROLS COULD ADVERSELY AFFECT OUR BUSINESS

         In our Form 10-K for the year ended December 31, 1997, we stated that Ernst & Young LLP, our former independent auditors, had issued a letter identifying certain material weaknesses in our internal accounting controls for the year ended December 31, 1997. During fiscal year 1998, we devoted substantial effort and expense to addressing those material weaknesses.

         In connection with their audit of our consolidated financial statements for the year ended December 31, 1998, KPMG LLP, our independent auditors, notified us that they identified certain conditions which, collectively, represented a continuing material weakness in our internal accounting controls during the year ended December 31, 1998. The identified conditions were: significant turnover and a lack of adequate resources in the accounting and finance departments; a failure to have timely and complete account analyses and reconciliations at the end of each financial reporting period; the absence of a formal budgeting process; and a lack of up-to-date formal written accounting policies and procedures. We have taken, and we continue to take, actions to strengthen our internal accounting controls. We have added a significant number of experienced accounting and finance personnel; we have improved our account reconciliation and review processes; we have created a 1999 revenue and operating expense budget by quarter that was approved by our Board of Directors; and our internal audit department engaged in a comprehensive review of our accounting policies and procedures, as well as our compliance with our existing accounting policies and procedures.

         We have made significant progress toward addressing each of the identified conditions. Our independent auditors have informed us that the existence of the identified conditions did not affect their report on our consolidated financial statements for the year ended December 31, 1998. In addition, it is our conclusion that the existence of the identified conditions for the year ended December 31, 1998 had no effect on our reported financial results for the quarters ended March 31, 1999 and June 30, 1999. Moreover, based on the existing personnel, policies and procedures, monthly financial statement review, account reconciliations and general business processes, including forecasting, it is our conclusion that during the quarters ended March 31, 1999 and June 30, 1999, we maintained, and we continue to maintain, effective internal control over financial reporting.

         Although we have made significant progress in our efforts to strengthen our accounting controls and processes, we may not be able to hire and retain enough finance personnel to continue to do so. If we are unable to continue to strengthen our accounting controls and processes, it could adversely affect our ability to accurately forecast and report our financial results.

RIGHTS OF SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT OUR COMMON STOCKHOLDERS

         At June 30, 1999, 21,000 shares of Series B Preferred Stock remained outstanding. Holders of the Series B Preferred shares have certain rights that may adversely affect holders of our Common Stock.

 RIGHTS TO CONSENT TO CORPORATE TRANSACTIONS. Our agreements with the purchasers of the Series B Preferred Stock contain covenants that could impair our ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of our assets or equity, or that could otherwise be disadvantageous to us and the holders of our Common Stock. In particular, an acquisition of our assets or equity may not be affected without the consent of the holders of the outstanding Series B Preferred Stock or without requiring the acquiring entity to assume the Series B Preferred Stock or cause the Series B Preferred Stock to be redeemed. These provisions are likely to make an acquisition more difficult and expensive and could discourage potential acquirors. We made certain covenants in connection with the issuance of the Series B Preferred Stock which could limit our ability to obtain additional financing by, for example, providing the holders of the Series B Preferred Stock certain rights of first offer and prohibiting us from issuing additional Preferred Stock without the consent of the Series B Preferred Stockholders.

 CONVERSION RIGHTS. The shares of Series B Preferred Stock are convertible into shares of our Common Stock based on the trading prices of the Common Stock during future periods that are described in the Series B Preferred Stock financing agreement. As a result, we are unable to determine the number of shares of our Common Stock that may ultimately be issued upon conversion. If the conversion price of the Series B Preferred Stock is determined during a period when the trading price of our Common Stock is low, the resulting number of shares of our Common Stock issuable upon conversion of the Series B Preferred Stock could result in greater dilution to the holders of our Common Stock. We are also obligated to issue upon conversion of the Series B Preferred Stock additional warrants to acquire shares of our Common Stock equal to 20% of the total number of shares of Common Stock into which the Series B Preferred Stock converts. The exercise of these warrants will have further dilutive effect to the holders of our Common Stock. As of June 30, 1999, Series B Preferred stockholders had converted an aggregate of 29,000 shares of Series B Preferred Stock into 6,814,676 shares of our Common tock and warrants to purchase an aggregate of 1,562,923 shares of our Common Stock. At June 30, 1999, 21,000 shares of Series B Preferred Stock remained outstanding and assuming a $4.00 per share conversion price, were convertible into 5,250,000 shares of our Common Stock and, assuming such conversion, warrants to purchase an aggregate of 1,050,000 additional shares of our Common Stock would become issuable upon such conversion.

 PENALTY PROVISION. The terms of the Series B Preferred financing agreement also includes certain penalty provisions that are triggered if we fail to satisfy certain obligations. For instance, we must keep a registration statement ineffect for the resale of shares of our Common Stock issued or issuable upon conversion of the Series B Preferred shares and upon exercise of the warrants.

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

         Commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals about us, our products or business or by the advertising or marketing efforts of competitors, or other factors that could adversely affect consumer perception.

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS

         We may be subject to claims for damages related to product errors in the future. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. In addition, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

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

     For a more detailed description of our Year 2000 preparedness assessment, see "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

         Our Board is authorized to issue up to 5,000,000 shares of undesignated Preferred Stock in one or more series. Of the 5,000,000 shares of Preferred Stock, 440,000 shares have been designated Series A Preferred, none of which is outstanding; 440,000 shares have been designated Series A-1 Preferred, none of which is outstanding; 50,000 shares have been designated Series B Preferred, of which 21,000 shares remained outstanding as of June 30, 1999. Subject to the prior consent of the holders of the Series B Preferred Stock, the Board can fix the price, rights, preferences, privileges and restrictions of such Preferred Stock without any further vote or action by our stockholders. However, the issuance of shares of Preferred Stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our Common Stock and the voting and other rights of the holders of our Common Stock may be adversely affected. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of our Common Stock, including the loss of voting control to others.

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

     Certain provisions of our charter documents are designed to reduce our vulnerability to an unsolicited acquisition proposal. These include:

     - Elimination of the right of stockholders to act without holding a meeting

     - Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings

     - A board of directors divided into three classes, with each class standing for election once every three years

         These provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board and in the policies formulated by the Board and to discourage certain types of transactions involving an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for shares of our Common Stock and, consequently, may also inhibit fluctuations in the market price of our Common Stock that could result from actual or rumored takeover attempts.

These provisions may also have the effect of preventing changes in our management. In addition, we have adopted a rights agreement, commonly referred to as a "poison pill," that grants holders of our Common Stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt and this has the effect of requiring cooperation with our Board. This may also prevent an increase in the market price of our Common Stock resulting from actual or rumored takeover attempts. The rights agreement could also discourage potential acquirors from making unsolicited acquisition bids.

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

         Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our Common Stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our Common Stock would likely decrease significantly. The market price of our Common Stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

     - Market uncertainty about our business prospects or the prospects for the RDBMS and ORDBMS markets in general

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

     -    General business conditions in the software industry

     - Changes in the mix of revenues attributable to domestic and international sales

     - Seasonal trends in technology purchases and other general economic conditions

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RATE RISK

         INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposits. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 1999:

                                    Average                             Fair
                                Interest Rate          Cost             Value
                                -------------       ----------       -----------
Cash equivalents:
     Fixed rate.................        5.04%      $    44,412       $    44,427
     Variable rate..............        4.42%            1,108             1,108
Short-term investments
     Fixed rate.................        5.18%           80,271            80,202

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

         Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. At various times, we have attempted to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. Such forward foreign currency exchange contracts do not qualify as hedges and, therefore, are marked to market with unrealized gains and losses included in other income (expense), net. As these forward foreign currency exchange contracts mature, the realized gains and losses are included in net income as a component of other income (expense), net. The Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rates and other factors in effect at the time the forward foreign currency exchange contracts mature. The unrealized gain
(loss) on forward foreign currency exchange contracts outstanding at June 30, 1999 was not significant to the Company's operating results for the first six months of 1999. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at June 30, 1999 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS


                                                                                     Weighted-
                                                                      Contract        Average
AT JUNE 30, 1999                                                       Amount      Contract Rate     Fair Value
----------------                                                   -------------   -------------     -----------
                                                                  (In thousands)                   (In thousands)

Foreign currency to be sold under contract:
   Japanese Yen....................................................$      12,509        119.92       $       152
   Euro............................................................        6,797          0.96                26
   Korean Won......................................................        5,155      1,164.00               (31)
   Australian Dollar...............................................        2,963          1.52                 4
   Swiss Franc.....................................................        2,393          1.52                32
   Singapore Dollar................................................        2,364          1.69                19
   Czech Republic Koruna...........................................        1,741         35.40                (1)
   Other (individually less than $1 million).......................          972             *                (1)
                                                                   -------------                     ------------

Total..............................................................$      34,894                     $       200
                                                                   =============                     ===========

Foreign currency to be purchased under contract:
   British Pound...................................................$      36,944          0.63       $       (37)
   Other (individually less than $1 million).......................        2,552             *                 2
                                                                   -------------                     -----------

Total..............................................................$      39,496                     $       (35)
                                                                   =============                     ============

Total..............................................................$      74,390                     $       165
                                                                   =============                     ===========

---

*  Not meaningful

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us. The pending private securities and related litigation has been previously disclosed in our quarterly report on Form 10-Q for the period ended March 31, 1999. For a more detailed description of the legal proceedings, see "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Factors That May Affect Future Results - Pending Litigation Could Materially Adversely Affect Our Business" and "Notes to Unaudited Condensed Consolidated Financial Statements - Note G - Litigation."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 22, 1999, holders of the Company's Series B Preferred Stock converted 1,800 shares of Series B Preferred into 274,180 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholders a warrant to purchase up to 54,835 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $143,014 to such stockholders.

         Subsequent to June 30, 1999, a holder of the Company's Series B Preferred Stock converted an additional 2,000 shares of Series B Preferred Stock into 283,364 shares of the Company's Common Stock. In connection with such conversions, the Company also issued this Series B Preferred Stockholder warrants to purchase up to 56,672 shares of Common Stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $163,014 to this stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of Stockholders of the Company was held on May 6, 1999. The following matters were voted on at the Annual Meeting:

1. Election of Class III director to serve a three-year term expiring in 2002:

                                                                                  VOTES
                                                                                 --------
                                                                                                        BROKER
                                                               FOR        WITHHELD    ABSTENTIONS      NONVOTES
                                                           -----------    ---------   -----------      --------
Robert J. Finocchio, Jr..............................      172,551,925    1,036,495              0           0


         Each of the following director's term of office as a director continued after the Annual Meeting:

                                Leslie G. Denend
                                Cyril J. Yansouni
                                George Reyes
                                Thomas A. McDonnell
                                James L. Koch

2. Ratification of the appointment of KPMG LLP as independent accountants for the Company for the current fiscal year ending December 31, 1999:

                                    VOTES
                                  ---------
                                                             BROKER
              FOR           AGAINST        ABSTENTIONS      NONVOTES
         -----------       ---------       -----------     ----------
         172,774,442       1,036,495                0               0

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)


EXHIBIT NO.       EXHIBIT
-----------       --------
     3.2 (f) *    Amendment to Bylaws, dated July 16, 1999
     27.1         Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on June 18, 1999 in connection with the memorandum of understanding, dated May 26, 1999, related to the settlement of pending private securities and related litigation against the Company.


-------------------

* Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INFORMIX CORPORATION

Dated: August 16, 1999          By:         /s/ HOWARD A. BAIN III
                                   ---------------------------------------------
                                             Howard A. Bain III
                                   EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                   OFFICER (PRINCIPAL  FINANCIAL OFFICER)

                                            /s/ STEPHANIE P. SCHWARTZ
                                   ---------------------------------------------
                                            Stephanie P. Schwartz
                                        VICE PRESIDENT AND CONTROLLER
                                       (PRINCIPAL ACCOUNTING OFFICER)