Form 10-Q
period 1999-09-30
INFORMIX CORP
filed 1999-11-15
CIK 799089

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM _______ TO _______.

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

                             YES   X                        NO
                                  ---                          ---

   At October 31, 1999, 201,346,149 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations
              for the three months and nine months ended September 30, 1999 and 1998.............    3

         Unaudited Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998.....................................    4
         Unaudited Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999 and 1998..............................    5

         Notes to Unaudited Condensed Consolidated Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   39

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   41

Item 2.  Changes in Securities and Use of Proceeds...............................................   41

Item 3.  Defaults Upon Senior Securities.........................................................   41

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   41

Item 5.  Other Information.......................................................................   41

Item 6.  Exhibits and Reports on Form 8-K........................................................   41

Signatures.......................................................................................   42


                           FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS. READERS SHOULD PAY PARTICULAR ATTENTION TO THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS" AND SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THE OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I.    FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                       ---------------------------      ---------------------------
                                                           1999           1998              1999           1998
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses .........................................  $   106,323     $    96,334      $   306,499     $   265,731
   Services .........................................      109,528          88,877          312,708         254,680
                                                       -----------     -----------      -----------     -----------
                                                           215,851         185,211          619,207         520,411
COSTS AND EXPENSES
   Cost of software distribution.....................       12,109           8,569           31,303          26,661
   Cost of services..................................       42,492          38,467          131,039         113,404
   Sales and marketing...............................       75,895          64,799          227,817         193,716
   Research and development..........................       38,367          34,863          117,644         107,673
   General and administrative........................       19,284          20,645           56,988          50,549
   Restructuring charges.............................           --          (2,572)            (578)         (7,255)
                                                       -----------     ------------     ------------    -----------
                                                           188,147         164,771          564,213         484,748
                                                       -----------     -----------      -----------     -----------
Operating income.....................................       27,704          20,440           54,994          35,663

OTHER INCOME (EXPENSE)
   Interest income...................................        2,569           2,488            7,867           6,359
   Interest expense..................................       (1,017)         (1,416)          (3,201)         (4,582)
   Litigation settlement expense.....................           --              --          (97,016)             --
   Other, net........................................          887          (2,494)             245          (2,396)
                                                       -----------     ------------     -----------     ------------
INCOME (LOSS) BEFORE INCOME TAXES....................       30,143          19,018          (37,111)         35,044
   Income taxes......................................        6,029              --           10,494           1,900
                                                       -----------     -----------      -----------     -----------
NET INCOME (LOSS)....................................       24,114          19,018          (47,605)         33,144
   Preferred stock dividend..........................         (247)           (589)            (829)         (1,816)
   Value assigned to warrants........................           --              --               --          (1,982)
                                                      ------------     -----------      -----------     ------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS................................  $    23,867     $    18,429      $   (48,434)    $    29,346
                                                       ===========     ===========      ============    ===========

NET INCOME (LOSS) PER COMMON SHARE
Basic................................................  $      0.12     $      0.11      $     (0.25)    $      0.18
                                                       ===========     ===========      ===========     ===========
Diluted..............................................  $      0.12     $      0.10      $     (0.25)    $      0.17
                                                       ===========     ===========      ===========     ===========

SHARES USED IN PER SHARE CALCULATIONS
Basic................................................      200,155         169,077          194,167         165,711
                                                       ===========     ===========      ===========     ===========
Diluted..............................................      208,299         182,272          194,167         171,406
                                                       ===========     ===========      ===========     ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    September 30,      December 31,
                                                                                        1999              1998
                                                                                    -------------      ------------

                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $   134,201       $   183,975
   Short-term investments.........................................................         79,701            37,116
   Accounts receivable, net.......................................................        184,311           187,240
   Recoverable income taxes.......................................................             --             3,255
   Other current assets...........................................................         30,019            20,308
                                                                                      -----------       -----------
Total current assets..............................................................        428,232           431,894

PROPERTY AND EQUIPMENT, net.......................................................         61,955            74,937
SOFTWARE COSTS, net...............................................................         39,214            38,006
LONG-TERM INVESTMENTS.............................................................         14,092            22,191
INTANGIBLE ASSETS, net............................................................         32,046            41,482
OTHER ASSETS......................................................................          4,608             6,795
                                                                                      -----------       -----------
Total Assets   ..................................................................     $   580,147   $       615,305
                                                                                     ============   ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................................    $    17,836       $    29,742
   Accrued expenses...............................................................         49,693            59,234
   Accrued employee compensation..................................................         55,139            50,424
   Deferred revenue...............................................................        134,793           131,423
   Advances from customers and financial institutions.............................         53,148           121,077
   Accrued restructuring costs....................................................          2,289             5,813
   Other current liabilities......................................................          3,759             6,552
                                                                                      -----------       -----------
Total current liabilities.........................................................        316,657           404,265

OTHER NON-CURRENT LIABILITIES.....................................................          1,121             3,313

STOCKHOLDERS' EQUITY
   Common stock...................................................................          1,917             1,882
   Shares to be issued for litigation settlement..................................         91,000                --
   Additional paid-in capital.....................................................        442,347           429,621
   Accumulated deficit............................................................       (268,030)         (220,426)
   Accumulated other comprehensive loss...........................................         (4,865)           (3,350)
                                                                                      -----------       -----------
Total stockholders' equity........................................................        262,369           207,727
                                                                                      -----------       -----------
Total Liabilities and Stockholders' Equity........................................    $   580,147       $   615,305
                                                                                      ===========       ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                      -----------------------------
                                                                                           1999              1998
                                                                                      ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                  $   (47,605)      $    33,144
   Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
    License fees received in advance..................................................    (64,439)          (48,561)
    Depreciation and amortization.....................................................     35,349            35,279
    Amortization of capitalized software..............................................     13,937            15,841
    Write-off of capitalized software.................................................      2,371               771
    Litigation settlement.............................................................     91,000                --
    Gain on sale of marketable securities.............................................     (2,659)               --
    Write-off of strategic investments................................................        541               880
    (Gain) loss on disposal of property and equipment.................................       (263)            1,736
    Provisions for losses on accounts receivable......................................        561            (5,569)
    Restructuring charges.............................................................       (578)           (7,255)
    Other.............................................................................     (1,378)              867
    Changes in operating assets and liabilities:
      Accounts receivable.............................................................      5,541            (7,462)
      Other current assets............................................................     (4,105)            3,357
      Accounts payable, accrued expenses and other liabilities........................    (19,863)          (57,405)
      Deferred maintenance revenue....................................................     (1,272)           11,406
                                                                                      ------------      -----------
Net cash and cash equivalents provided by (used in) operating activities..............      7,138           (22,971)
                                                                                      -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities......................................    (80,936)          (24,908)
      Maturities of available-for-sale securities.....................................     19,329             5,119
      Sales of available-for-sale securities..........................................     24,640            24,300
   Proceeds from sale of strategic investments and marketable securities..............      4,340             1,500
   Purchases of strategic investments.................................................         --            (1,000)
   Purchases of property and equipment................................................    (17,464)          (13,152)
   Additions to software costs........................................................    (17,516)          (13,728)
   Other..............................................................................      1,040               454
                                                                                      -----------       -----------
Net cash and cash equivalents used in investing activities............................    (66,567)          (21,415)
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from customers............................................................      5,183            10,092
   Proceeds from issuance of common stock, net........................................     13,905            12,752
   Proceeds from issuance of preferred stock, net.....................................         --            14,100
   Payments for structured settlements with resellers.................................     (3,225)               --
   Principal payments on capital leases...............................................     (4,300)           (3,349)
                                                                                      ------------      ------------
Net cash and cash equivalents provided by financing activities........................     11,563            33,595
                                                                                      -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..........................     (1,908)           16,247
                                                                                      -----------       -----------

Increase (decrease) in cash and cash equivalents......................................    (49,774)            5,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................    183,975           139,396
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................$   134,201       $   144,852
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

NOTE B - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------

Numerator:
     Net income (loss).................................   $    24,114    $    19,018    $   (47,605)    $    33,144
     Preferred stock dividend..........................          (247)          (589)          (829)         (1,816)
     Value assigned to warrants........................            --             --             --          (1,982)
                                                          -----------    -----------    -----------     -----------
                                                          $    23,867    $    18,429    $   (48,434)    $    29,346
                                                          ===========    ===========    ============    ===========
Denominator:
     Denominator for basic net income (loss)
     per common share -
        Weighted-average shares outstanding............       191,155        169,077        189,947         165,711
        Weighted-average shares to be issued
           for litigation settlement...................         9,000             --          4,220              --
                                                          -----------    -----------    -----------     -----------
                                                              200,155        169,077        194,167         165,711
                                                          ===========    ===========    ===========     ===========

     Effect of dilutive securities:
        Employee stock options.........................         3,312          1,615             --           2,696
        Series A-1 convertible preferred stock
           and series A-1 warrants.....................            --            695             --           2,999
        Series B convertible preferred stock
           and series B warrants.......................         2,449         10,885             --              --
        Contingently issuable shares
           for litigation settlement...................         2,383             --             --              --
                                                          -----------    -----------    -----------     -----------
     Denominator for diluted net income (loss)
     per common share -
        Adjusted weighted-average shares
           and assumed conversions.....................       208,299        182,272        194,167         171,406
                                                          ===========    ===========    ===========     ===========

Basic net income (loss) per common share...............   $      0.12    $      0.11    $        (0.25) $      0.18
                                                          ===========    ===========    ==============  ===========
Diluted net income (loss) per common share.............   $      0.12    $      0.10    $        (0.25) $      0.17
                                                          ===========    ===========    ==============  ===========

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In accordance with the memorandum of understanding regarding the settlement of pending private securities and related litigation against us (see Note G), the Company will contribute a minimum of 9 million shares of the Company's Common Stock with a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. The issuance of these shares is pending final state court approval with respect to the derivative and state class actions, as final approval has been received with respect to the federal class action. In the event that the average price of the Company's Common Stock fails to average $10.11 over certain specified periods after the Common Stock is issued, the Company is required to contribute cash and/or issue additional shares of its Common Stock. Based on the average closing price of the Company's Common Stock for the final twenty trading days ending September 30, 1999, the Company would potentially be required to issue an additional 2,383,000 shares of Common Stock pursuant to the memorandum of understanding. Because the Company has a net loss for the nine-month period ended September 30, 1999, the denominator for the Company's net loss per common share calculation for such period excludes these shares of potentially-issuable Common Stock.

         The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were antidilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the three-month period ended September 30, 1999 follows (in thousands):


     Potential dilutive securities:
        Stock options...............................................................      8,307
        Common Stock Warrants (Series B Warrants)...................................      1,750


         The stock options have per share exercise prices ranging from $7.84 to $42.09 and are exercisable through September 2009.

         The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred Stock into shares of Common Stock of the Company. Upon conversion of the Series B Preferred Stock, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred Stock is convertible, but not less than an aggregate of 1,750,000, of which approximately 1,620,000 have been issued as of September 30, 1999, at a per share exercise price of $7.84. The Series B Warrants are exercisable through November 2002.

NOTE C - COMPREHENSIVE INCOME

         The following table sets forth the calculation of comprehensive income
(loss) for the three-month and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------

     Net income (loss).................................   $    24,114    $    19,018    $   (47,605)    $    33,144
     Other comprehensive income (loss):
        Unrealized gains (losses) on available-for-sale
           securities..................................        (2,045)          (403)          (431)          3,851
        Foreign currency translation adjustment........          (649)          (119)        (1,084)          4,828
                                                          -----------    ------------   -----------     -----------
                                                          $    21,420    $    18,496    $   (49,120)    $    41,823
                                                          ===========    ===========    ===========     ===========


                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The tax effect on components of other comprehensive income is not significant.

NOTE D - STOCKHOLDERS' EQUITY

         During the three months and nine months ended September 30, 1999, holders of the Company's Series B Preferred Stock converted 2,000 shares and 4,300 shares, respectively, of Series B Preferred Stock into 283,364 shares and 626,393 shares, respectively, of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 56,672 shares and 125,276 shares, respectively, of Common Stock at a purchase price of $7.84 per share.



     Reconciliation of outstanding Common Stock shares (in thousands):
        Shares outstanding at December 31, 1998...................................      188,158
        Shares to be issued for litigation settlement.............................        9,000
        Shares issued upon exercises of stock options.............................        1,955
        Shares sold and issued under the employee stock purchase plan.............          921
        Shares issued upon conversion of Series B Preferred Stock.................          626
                                                                                      ---------
        Shares outstanding at September 30, 1999..................................      200,660
                                                                                      =========

NOTE E - RESTRUCTURING CHARGES

         In June and September of 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring reserve at September 30, 1999 (in millions):


                                                                Severance &    Facility
                                                                  Benefits      Charges     Other         Total
                                                                -----------    --------   ---------      -------

Accrual balances, December 31, 1998.........................         $  0.1      $   5.2  $     0.5      $   5.8

Cash payments...............................................             --          1.1        0.2          1.3
Non-cash costs..............................................             --          1.0        0.6          1.6
Adjustments.................................................            0.1          0.8       (0.3)         0.6
                                                                   --------       ------     -------     -------

Accrual balances, September 30, 1999........................        $    --      $   2.3     $    --     $   2.3
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

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - BUSINESS SEGMENTS

         The Company currently has four reportable operating segments, North America, Europe, Asia/Pacific and Latin America, which are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company evaluates operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and nine-month periods ended September 30, 1999 and 1998:


Three months ended                  North                      Asia        Latin
September 30,                       America      Europe       Pacific      America     Eliminations            Total
-------------------------------  -----------   -----------  -----------  -----------  ---------------      ------------
                                                             (In thousands)

1999:
Net revenues from
   unaffiliated customers......    $ 111,862   $    62,182  $    22,922  $    18,885  $          --        $   215,851
Transfers between segments.....      (15,174)       10,875        2,301        1,998             --                 --
Total net revenues.............       96,688        73,057       25,223       20,883             --            215,851
Operating income (loss)........       28,748        (9,355)       3,544        4,363            404             27,704
Net income (loss)..............    $  32,059   $    (9,504) $     2,814  $     2,584  $      (3,839)       $    24,114

1998:
Net revenues from
   unaffiliated customers......    $  97,640   $    56,987  $    19,334  $    11,250  $          --        $   185,211
Transfers between segments.....       (5,350)        2,747        1,236        1,367             --                 --
Total net revenues.............       92,290        59,734       20,570       12,617             --            185,211
Operating income (loss)........       (6,084)       26,394          815         (638)           (47)            20,440
Net income (loss)..............    $  (6,304)  $    25,198  $       999  $    (1,189) $         314        $    19,018



Nine months ended                   North                       Asia        Latin
September 30,                       America      Europe       Pacific      America     Eliminations            Total
-------------------------------  -----------   -----------  -----------  -----------  ---------------      ------------
                                                             (In thousands)

1999:
Net revenues from
   unaffiliated customers......    $ 320,228   $   184,970  $    66,798  $    47,211  $          --        $   619,207
Transfers between segments.....      (25,994)       15,626        5,914        4,454             --                 --
Total net revenues.............      294,234       200,596       72,712       51,665             --            619,207
Operating income...............       22,705        18,213        8,280        4,657          1,139             54,994
Net income (loss)..............    $ (63,346)  $    15,487  $     7,443  $    (1,933) $      (5,256)       $   (47,605)

1998:
Net revenues from
   unaffiliated customers......    $ 259,085   $   169,544  $    57,672  $    34,110  $          --        $   520,411
Transfers between segments.....       (7,282)         (304)       2,789        4,797             --                 --
Total net revenues.............      251,803       169,240       60,461       38,907             --            520,411
Operating income (loss)........      (29,143)       67,751          880        1,460         (5,285)            35,663
Net income (loss)..............    $ (25,756)  $    64,475  $       759  $    (1,410) $      (4,924)       $    33,144


                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company, including a federal class action, a derivative action, and a state class action. The settlement will resolve all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November, 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9 million shares of the Company's common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The Company's former independent accountants, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which has received final approval with respect to the federal class action and is pending final state court approval with respect to the derivative and state class actions, will be $142 million.

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

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE H - BUSINESS COMBINATION

         On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. The acquisition was accounted for using the purchase method of accounting. Accrued merger and integration costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of September 30, 1999, $1.1 million had been paid for severance and other acquisition-related costs, $1.3 million had been paid for costs associated with the shutdown and consolidation of Red Brick facilities and $0.8 million had been paid to settle acquired royalty commitments for abandoned technology. During the first quarter of 1999, the accrual for estimated costs associated with the shutdown and consolidation of the Red Brick facilities was reduced by $2.0 million, which resulted in a corresponding $2.0 million decrease in goodwill. This adjustment was the result of a decrease in the estimated costs associated with the former Red Brick headquarters facility due to a change in the amount of sublease income to be received for such facility. The Company expects to complete its termination of employees and consolidation of facilities by the end of 1999.

         The following unaudited pro forma financial information presents the combined results of operations of Informix and Red Brick for the three-month and nine-month periods ended September 30, 1998 as if the acquisition had occurred as of the beginning of 1998. This financial information gives effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.


                                                                                   For the Period Ended
                                                                                     September 30,1998
                                                                             --------------------------------
                                                                             Three Months         Nine Months
                                                                             ------------         -----------

     Net revenues......................................................        $193,258             $545,567
     Net income (loss) applicable to common stockholders...............          11,403                8,250
     Net income (loss) per share.......................................            0.06                 0.05


                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 did not have a significant impact on the Company's results of operations for the nine-month period ended September 30, 1999.

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

NOTE J - SUBSEQUENT EVENTS

         On October 8, 1999, the Company completed its acquisition of Cloudscape, Inc., ("Cloudscape"), a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received shares of the Company's Common Stock in exchange for their shares of Cloudscape at the rate of approximately 0.56 shares of Informix Common Stock for each share of Cloudscape Common Stock (the "Merger"). An aggregate of 9,583,000 shares of Informix Common Stock were issued pursuant to the Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape Common Stock were assumed by Informix. Immediately prior to the Merger, the outstanding shares of Cloudscape Preferred Stock were converted into Cloudscape Common Stock.

 The Merger was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Cloudscape. The following unaudited pro forma data summarizes the combined results of operations of the Company and Cloudscape as if the combination had been consummated on September 30, 1999 (in thousands):


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------

     Net revenues......................................   $   216,272    $   185,284    $   620,424     $   520,587
                                                          ===========    ===========    ===========     ===========

     Net income (loss).................................   $    21,993    $    16,919    $   (53,934)    $    27,630
                                                          ===========    ===========    ============    ===========

     Net income (loss) per common share................   $     0.10     $      0.09    $     (0.28)    $     0.13
                                                          ==========     ===========    ============    ==========


                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to September 30, 1999, a holder of the Company's Series B Preferred Stock converted an additional 1,500 shares of Series B Preferred Stock into 206,833 shares of the Company's Common Stock. In connection with such conversions, the Company also issued this Series B Preferred Stockholder warrants to purchase up to 41,366 shares of Common Stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $147,945 to this stockholder.

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

         On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us, including a federal class action, a derivative action, and a state class action. The settlement will resolve all material litigation arising out of the restatement of our financial statements that was publicly announced in November, 1997. In accordance with the terms of the memorandum of understanding, we paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of our insurance carriers on behalf of certain of our current and former officers and directors. We will also contribute a minimum of 9 million shares of our common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. Our former independent accountants, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which has received final approval with respect to the federal class action and is pending final state court approval with respect to the derivative and state class actions, will be $142 million.

         In our Form 10-K for the year ended December 31, 1997, we stated that Ernst & Young LLP, our former independent auditors, had issued a letter identifying certain material weaknesses in our internal accounting controls for the year ended December 31, 1997. During fiscal year 1998, we devoted substantial effort and expense to addressing those material weaknesses.

         In connection with their audit of our consolidated financial statements for the year ended December 31, 1998, KPMG LLP, our independent auditors, notified us that they identified certain conditions which, collectively, represented a continuing material weakness in our internal accounting controls during the year ended December 31, 1998. The identified conditions were: significant turnover and a lack of adequate resources in the accounting and finance departments; a failure to have timely and complete account analyses and reconciliations at the end of each financial reporting period; the absence of a formal budgeting process; and a lack of up-to-date formal written accounting policies and procedures, We have taken, and we continue to take, actions to strengthen our internal accounting controls. We have added a significant number of experienced accounting and finance personnel; we have improved our account reconciliation and review processes; we have created a 1999 revenue and operating expense budget by quarter that was approved by our Board of Directors; and our internal audit department engaged in a comprehensive review of our accounting policies and procedures, as well as our compliance with our existing accounting policies and procedures.

         We have made significant progress toward addressing each of the identified conditions. Our independent auditors have informed us that the existence of the identified conditions did not affect their report on our consolidated financial statements for the year ended December 31, 1998. In addition, it is our conclusion that the existence of the identified conditions for the year ended December 31, 1998 had no effect on our reported financial results for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999. Moreover, based on the existing personnel, policies and procedures, monthly financial statement review, account reconciliations and general business processes, including forecasting, it is our conclusion that during the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, we maintained, and we continue to maintain, effective internal control over financial reporting.

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

RESULTS OF OPERATIONS

         The following table and discussion compares the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.


                                                                        Percent of Net Revenues
                                                           ------------------------------------------------------
                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           ----------------------           ---------------------
                                                           1999           1998              1999            1998
                                                           ----           ----              ----            ----

NET REVENUES
   Licenses .........................................         49%             52%              49%            51%
   Services .........................................         51              48               51             49
                                                            ----           -----             ----           ----
                                                             100             100              100            100
COSTS AND EXPENSES
   Cost of software distribution.....................          5               5                5              5
   Cost of services..................................         20              21               21             22
   Sales and marketing...............................         35              35               37             37
   Research and development..........................         18              19               19             21
   General and administrative........................          9              11                9             10
   Restructuring charges.............................         --              (2)              --             (2)
                                                            ----           -----             ----           ----
                                                              87              89               91             93
                                                            ----           -----             ----           ----
Operating income.....................................         13              11                9              7

OTHER INCOME (EXPENSE)
   Interest income...................................          1               1                1              1
   Interest expense..................................         (1)             (1)              (1)            (1)
   Litigation settlement expense.....................         --              --              (15)            --
   Other, net........................................          1              (1)              --             (1)
                                                            ----           ------            ----           -----
INCOME (LOSS) BEFORE INCOME TAXES....................         14              10               (6)             6
   Income taxes......................................          3              --                2             --
                                                            ----           -----             ----           ----
NET INCOME (LOSS)....................................         11%             10%              (8)%            6%
                                                            ====           =====             ====           ====


         Our operating results for the quarter and nine-month period ended September 30, 1999 improved over the same periods of the prior year. For the three and nine-month periods ended September 30, 1999, net revenue growth was 17% and 19% while costs and expenses increased by only 14% and 16%, respectively, when compared to the same periods in 1998. As a percentage of net revenues, most operating expense categories remained consistent for the three and nine-month periods ended September 30, 1999, with research and development expenses and general and administrative expenses showing a slight downward trend when compared to the corresponding prior year periods. Operating income for the third quarter and first nine months of 1999 increased 36% and 54%, respectively, over the corresponding periods in 1998. Growth in revenues was realized in all regions during the nine-month period ended September 30, 1999 as total sales in Latin America, Asia/Pacific, Europe and North America increased by 33%, 20%, 19% and 17%, respectively, compared to the same period in 1998.

REVENUES

         We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues for the third quarter of 1999 increased
10% to $106.3 million from $96.3 million for the third quarter of 1998. For the nine-month period ended September 30, 1999, license revenues increased
15% to $306.5 million from $265.7 million for the same period in 1998.

         Each of our regions reported increased license revenues for the nine-month period ended September 30, 1999 when compared to the same period in 1998, as follows:

       - Latin America license revenues increased to $29.0 million as compared to $22.5 million, an increase of 29%
       - Europe license revenues increased to $103.5 million as compared to $86.9 million, an increase of 19%
       - North America license revenues increased to $129.3 million as compared to $115.1 million, an increase of 12%
       - Asia Pacific license revenues increased to $44.6 million as compared to $41.3 million, an increase of 8%

         Revenues from the sale of Red Brick products partially contributed to the increase in license revenues. In addition, the international economies have shown signs of recovery from the economic turmoil of the past year.

         Our increased focus on reseller channels in 1996 resulted in a significant build-up of licenses that had not been resold or utilized by the resellers. Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers and financial institutions in advance of revenue being recognized are recorded as a liability in "advances from customers and financial institutions" in our financial statements. Advances in the amount of $53.1 million and $121.1 million had not been recognized as earned revenue as of September 30, 1999 and December 31, 1998, respectively. During the nine-month period ended September 30, 1999, we received $5.2 million in customer advances and recognized revenue from previously recorded customer advances of $64.4 million. Included in the $64.4 million recognized were $53.0 million of licenses which were resold or utilized by the reseller, $10.9 million related to contractual reductions in customer advances and $0.5 million related to previously-deferred revenue for solution sales which has now been recognized.

         Management believes that the level of licenses sold through these resellers is likely to continue, however revenue may not be sustained following full utilization of the "advances from customers and financial institutions" because there may be less incentive for resellers to sell our products.

         Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software. As of September 30, 1999, we had reached structured settlements with three resellers with remaining rights to resell a total of $10.1 million of our products. In accordance with the settlements, the minimum future reduction in customer advances totals $3.6 million and $6.5 million for the quarter ended December 31, 1999 and the year ended December 31, 2000, respectively.

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

SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues for the quarter ended September 30, 1999 increased $20.7 million, or 23%, to $109.5 million from $88.9 million for the same period in 1998. During the nine-month period ended September 30, 1999, service revenues increased $58.0 million, or 23%, to $312.7 million from $254.7 million for the same period in 1998. Service revenues accounted for 51% of net revenues for both the three-month and nine-month periods ended September 30, 1999, and accounted for 48% and 49% of net revenues for the three and nine-month periods ended September 30, 1998, respectively.

         Maintenance revenues increased 28% to $83.5 million for the third quarter of 1999 and 30% to $235.2 million for the nine-month period ended September 30, 1999 when compared to the same periods in 1998. These increases are attributable primarily to higher initial-year maintenance fees and the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support.

         Consulting and training revenues increased slightly to $77.5 million for the nine-month period ended September 30, 1999 from $74.1 million for the same period in 1998.

COSTS AND EXPENSES

COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and
(2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased $3.5 million, or 41%, to $12.1 million for the third quarter of 1999 compared to $8.6 million for the same quarter of 1998. This increase was due primarily to an increase in royalties related to new products and the write-off of capitalized software costs. During the third quarter of 1999, approximately $2.4 million of previously capitalized software costs were written down to the estimated net realizable value after it was determined that the projected sales of certain tools products and system management programs were not sufficient to realize the capitalized product development costs. Cost of software distribution increased to $31.3 million for the nine-month period ended September 30, 1999 from $26.7 million for the same period in 1998. As a percentage of license revenues, cost of software distribution remained consistent at 10% for both of the nine-month periods ended September 30, 1999 and 1998. Amortization of capitalized software remained relatively flat at $13.9 million, or 5% of license revenues, for the nine-month period ended September 30, 1999 compared to $15.8 million, or 6% of license revenues, for the same period in 1998.

COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for the third quarter of 1999 and the nine-month period ended September 30,1999 increased by 10% and 16%, respectively, when compared to the same periods in 1998. These increases are primarily due to an increase of approximately 11% in headcount, a portion of which resulted from the addition of the Red Brick consulting team subsequent to the completion of our acquisition of Red Brick in December 1998.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing programs and related overhead costs. Sales and marketing expenses increased 17% and 18% in the third quarter and the nine-month period ended September 30, 1999, respectively, when compared to the same periods in 1998. However, these increases are in line with the net revenue growth rates over the corresponding periods as sales and marketing expenses have remained consistent at 35% of net revenues for the third quarters of 1999 and 1998 and 37% of net revenues for the nine-month periods ended September 30, 1999 and 1998. The increase in absolute dollars in 1999 was due primarily to increased commissions and selling expenses, which resulted from the growth in net revenues. Also, during 1999 we have increased our marketing efforts in connection with the introduction of several new products and our new corporate logo and identity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses increased 10% to $38.4 million for the third quarter of 1999 and increased 9% to $117.6 million for the nine-month period ended September 30, 1999 when compared to the same periods in 1998. These increases in research and development expenses in absolute dollars when compared to the corresponding periods in 1998 are attributable primarily to amortization of intangible assets resulting from the Red Brick acquisition and an increase in headcount of approximately 9%.
As a percentage of net revenues, research and development expenses decreased slightly to 18% and 19% for the three and nine-month periods ended September
30, 1999, respectively, which is the level that we believe is consistent with our long-term objectives for research and development spending.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses for the quarter ended September 30, 1999 decreased approximately $1.3 million, or 7%, to $19.3 million, or 9% of net revenues, from $20.6 million, or 11% of net revenues, for the same period in 1998. The decrease as a percentage of net revenues was due primarily to the realization of efficiencies and improved effectiveness of our back office operations. The decrease in absolute dollars was due primarily to the receipt of $2.0 million in insurance proceeds in the third quarter of 1999 related to previously-expensed legal fees for the pending private securities and related litigation against us. This decrease was offset by a $0.8 million reduction in the third quarter of 1998 of an accrual for a specific claim against us based on a settlement offer. For the nine-month periods ended September 30, 1999 and 1998, general and administrative expenses have remained consistent at 9% and 10% of net revenues, respectively.

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

         During the nine-month periods ended September 30, 1999 and 1998, adjustments of $0.6 million and $7.3 million, respectively, were recorded to the results of operations. These adjustments, which appear as a credit to restructuring charges in our statement of operations, were due primarily to adjusting the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. We have substantially completed actions associated with our restructuring except for subleasing or settling our remaining long-term operating leases related to vacated properties. The terms of these operating leases expire at various dates through 2003. Accrued restructuring costs totaling $2.3 million remained as a liability in our financial statements as of September 30, 1999, all of which related to facility charges.

OTHER INCOME (EXPENSE)

INTEREST INCOME. Interest income for the nine-month period ended September 30, 1999 increased to $7.9 million from $6.4 million for the same period in 1998 due to an increase in the average interest-bearing cash and short-term investment balances in 1999 provided by tax refunds received in the quarter ended December 31, 1998 and increased sales and operating income.

INTEREST EXPENSE. Interest expense decreased to $3.2 million for the nine-month period ended September 30, 1999 from $4.6 million for the same period in 1998 due primarily to a decline in the amortization of interest charges incurred in connection with financing of customer accounts receivable prior to 1998, in addition to a decline in interest charges related to payments on capital leases.

OTHER INCOME (EXPENSE), NET. Other income (expense), net increased from a net expense of approximately $2.5 million and $2.4 million for the three-month and nine-month periods ended September 30, 1998, respectively, to other income, net of $0.9 million and $0.2 million for the same periods in 1999. These increases were due primarily to gains on sales of securities and lower net foreign currency losses during the 1999 periods when compared to the same periods in 1998.

LITIGATION SETTLEMENT EXPENSE. During the second quarter of 1999 we incurred a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the proposed settlement of the pending private securities and related litigation against us. The charge consists of $3.2 million in cash, $91.0 million in common stock and approximately $2.8 million in legal fees required to obtain and complete the settlement. The charge excludes approximately $13.8 million of insurance proceeds which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers.

INCOME TAXES

         For the third quarter of 1999 and the nine-month periods ended September 30, 1999 and 1998, income tax expense resulted from withholding taxes and taxable earnings in certain foreign jurisdictions where we have fully utilized our net operating loss carryforwards. No income tax expense was required in the three-month period ended September 30, 1998 due to a change in our expected effective tax rate for the year ended December 31, 1998. The change resulted from implementation of measures to utilize net operating loss carryforwards in certain foreign jurisdictions and other measures to minimize foreign tax expense. The effective tax rate for the quarter ended September 30, 1999 was 20%. We expect the effective tax rate to increase gradually over time as we continue to fully utilize our net operating loss carryforwards in various jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES


                                                                                            As of or for the
                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                           1999             1998
                                                                                      -------------     -----------
                                                                                          (Dollars in Millions)

     Cash, cash equivalents, and short-term investments...........................    $     213.9       $    156.4
     Working capital (deficit)....................................................          111.6            (14.4)
     Cash and cash equivalents provided by (used for) operations..................            7.1            (23.0)
     Cash and cash equivalents used for investment activities.....................          (66.6)           (21.4)
     Cash and cash equivalents provided by financing activities...................           11.6             33.6


OPERATING CASH FLOWS. Cash and cash equivalents provided by operations totaled $7.1 million for the nine-month period ended September 30, 1999 compared to cash and cash equivalents used by operations of $23.0 million for the same period in 1998. This increase in operating cash inflows was due primarily to improved operating profitability and a reduction in cash outflows for accounts payable and accrued liabilities in 1999.

INVESTING CASH FLOWS. Net cash and cash equivalents used for investment activities increased by approximately $45.2 million during the nine-month period ended September 30, 1999 when compared to the same period in 1998. This increase was due primarily to a net increase of approximately $41.5 million in our investment in available-for-sale securities of excess cash generated from operating income during the first nine months of 1999 when compared to the same period in 1998. Other significant changes in investing activities during the first nine months of 1999 compared to the corresponding period in 1998 include an increase in capital expenditures of $4.3 million, an increase in the capitalization of software development costs of $3.8 million and a net decrease in proceeds from the sale of strategic investments and marketable securities of $2.8 million.

FINANCING CASH FLOWS. The decrease in cash and cash equivalents provided by financing activities during the first nine months of 1999 when compared to the same period in 1998 was due to net proceeds of $14.1 million received by us in the first quarter of 1998 from the issuance of 60,000 additional shares of our Series A-1 Preferred Stock at $250 per share. Net cash and cash equivalents provided by financing activities during the nine-month period ended September 30, 1999 consisted primarily of proceeds from the sale of our Common Stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan offset by principal payments on capital leases and payments for structured settlements with resellers.

SUMMARY. We believe that our current cash, cash equivalents and short-term investments balances and cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

RECENT DEVELOPMENTS

         On October 1, 1999, the Company reorganized its operating business divisions into four new business groups: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions.

         On October 8, 1999, we completed our acquisition of Cloudscape, Inc., ("Cloudscape"), a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received shares of our common stock in exchange for their shares of Cloudscape at the rate of approximately 0.56 shares of our common stock for each share of Cloudscape common stock (the "Cloudscape Merger"). The Cloudscape Merger was accounted for as a pooling-of-interests. An aggregate of 9,583,000 shares of our common stock were issued pursuant to the Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape common stock were assumed by us.

YEAR 2000 COMPLIANCE

GENERAL

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three months, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         We are:

       - Reviewing and updating the Year 2000 compliance status of the software and systems used in our internal business processes

       - Obtaining appropriate assurances of compliance from the manufacturers of these products and agreements, as necessary, to modify or replace all non-compliant products

         The program has been substantially completed as of the Fall of 1999.

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

       - Business Contingency Phase. Designing and implementing contingency plans for each internal organization and critical location during the Year 2000 rollover period

         We have completed the Awareness Phase and the Mission Critical Inventory Phase for each of the four sections of the project. We made significant progress in completing the Repair or Replace phase for each of the four sections up through the end of the third quarter of 1999 as various departments performed tests or received compliance information from third-party suppliers. We are performing most of the testing ourselves under the Update Testing Phase, although we have retained third-parties to test certain of our key applications. The level of testing is limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations.

         We are working on the Business Contingency phase for each of the four sections. A working plan of the program was drafted during the third quarter of 1999.

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

         Our Year 2000 Program Office finished incorporating the Red Brick product compliance information and plans into our Year 2000 Program Plan during the first quarter of 1999. The Year 2000 Program Office has not included the recent Cloudscape acquisition into the Informix Year 2000 program plan to date. Work will proceed during the fourth quarter of 1999.

IS SYSTEMS.

       - IS Operations Systems. Our IS operations systems consist of all computer hardware, systems software and telecommunications. Our current hardware inventory includes PC Desktops, PC Laptops, UNIX servers, UNIX workstations, and NT workgroup servers. Our current software inventory includes Windows 95 operating system and MS Office products, Product Development environment tools for UNIX, and various management systems. Our telecommunications equipment includes both voice and data services, including PBX systems, voicemail, ACD, video conferencing, local area networks, wide area networks, and remote access equipment. We made significant progress in remediating our mission critical IS Operations components by the end of September 1999, and plan to complete remediation of all mission critical IS Operations components by November 1999. Non-critical systems are scheduled to be made Year 2000 compliant by November 1999. Testing is ongoing as hardware or system software is renovated or replaced, although, the level of testing is significantly limited by our technical ability to emulate our complex systems and networks and cost/benefit considerations. We began contingency planning in December 1998, completed draft contingency plans by September 1999 and plan to continue to refine and rehearse as necessary through the end of the year.

       - IS Applications Systems. Our IS applications systems consist of all enterprise-wide applications either supplied by third-party vendors or internally-developed. We completed our remediation efforts of all mission critical IS applications by the end of March 1999. We made significant progress by the end of September 1999 towards making all important and non-important IS applications systems Year 2000 compliant. We plan to test and put back into production the two remaining important systems by the end of November 1999. None of our other information technology projects have been delayed due to the implementation of the Year 2000 project. Contingency planning for this section began in the third quarter of 1998, completed draft contingency plans by September 1999 and plan to continue to refine and rehearse as necessary through the end of the year.

THIRD-PARTY SUPPLIERS. We have identified and prioritized critical suppliers and communicated with them about our plans and progress in addressing the Year 2000 problem and how their individual compliance can impact our success. We have completed detailed evaluations of most critical suppliers. These evaluations will be followed by the development and implementation of contingency plans where appropriate, which began, in certain departments, in the fourth quarter of 1998, which were drafted by the end of September 1999. Follow-up reviews with each of our critical suppliers are scheduled through the remainder of 1999 to ascertain alternative communication channels and emergency procedures in the event of widespread outages.

GLOBAL BUSINESS PROCESSES. We have completed the assessment of the hardware, software and associated embedded computer chips that are used in the operation of all of our critical facilities. All repair and testing of embedded systems within our critical facilities is scheduled to be completed by the end of November 1999. We have also completed the preparation in our key business areas, including Finance, Product Development and Legal. Customer Service has completed their Support Plans for the Year 2000 Rollover Weekend, and has documented their offerings on the Informix Year 2000 Web Site. We began contingency planning for these organizations and their respective critical business processes in the first quarter of 1999, and expect to be completed with such planning, testing and training by November 1999.

COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 project is approximately $3.5 million. The total amount expended on the project through September 30, 1999 was approximately $2.0 million. The estimated future cost of completing the Year 2000 project is estimated to be approximately $1.5 million. We estimate that the remaining amount will be spent as follows:

       - $0.5 million for capital expenditures to repair or replace software and related hardware, including but not limited to local area network upgrades, replacement of desktop hardware, and backup data servers as identified in our contingency plan

       - approximately $0.1 million for capital expenditures to repair or replace non-IS equipment, including but not limited to security systems and backup generator supplies

       - $0.9 million for non-capital expenses for Technical Support, Product Development, Operations, IS Operations and Applications, Facilities, and the Year 2000 Program Office, including but not limited to our contingency planning efforts, and management of our Year 2000 Weekend Support Program offerings

         The Year 2000 Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material third-party suppliers. We believe that the possibility of significant interruptions of normal operations will be reduced with the implementation of new business systems and completion of the project as scheduled.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCT INTRODUCTIONS AND PRICING STRATEGIES OF OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS OR GROW OUR BUSINESS.

         We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products is highly competitive, diverse and will be subject to rapid change as the Internet is embraced by businesses around the world. Moreover, we expect that the technology for database products generally, and, in particular, the technology underlying database solutions and products for the Internet and data warehousing products will continue to change rapidly. New products are introduced frequently, and existing products are enhanced continually. Competition may also result in changes in our pricing policies or those of our competitors which could adversely affect our ability to sell our products and could adversely affect our margins. We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Additionally, as we expand our business in the markets of data warehousing and Web/e-commerce, we expect to compete with a different group of companies, including small, highly focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

COMPETITION MAY AFFECT THE PRICING OF OUR PRODUCTS OR SERVICES WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND MAY REDUCE OUR MARGINS.

         Existing and future competition or changes in our product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of our products or services. If significant price reductions in our products or services were to occur and not be offset by increases in sales volume, our operating margins would be adversely affected. Several of our competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on our products. In addition, the following factors could affect the pricing of RDBMS products and related products:

       -      The industry movement to new operating systems, like Windows NT;

       -      Access to RDBMS products through low-end desktop computers;

       - Access to database-driven solutions, including ORDBMS products, through the Internet;

       - The bundling of software products for promotional purposes or as a long- term pricing strategy by certain of our competitors; and

       - Our own practice of bundling our software products for enterprise licenses or for promotional purposes with our partners.

         In particular, the pricing strategies of competitors in the industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE.

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. If we do not enhance our products to meet these evolving needs, this could adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce enhancements to our existing products and solutions on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to:

       -      Rapid technological change;

       -      Emerging new markets;

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

         As a result, our position in existing, emerging or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend on our ability to:

       -      Continue to enhance our existing products and solutions;

       - Develop and introduce new products and solutions that keep pace with technological advances on a timely and cost-effective basis;

       -      Meet changing customer requirements; and

       -      Match or exceed the product deliveries of our competitors.

         Our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments or to be able to attract and retain qualified software development engineers. In addition, it is unlikely that we will be able to internally develop new products or solutions quickly enough to respond to market forces. As a result, we will have to acquire technology or access to products or solutions through mergers and acquisitions, investments and partnering arrangements. We may not have sufficient cash, access to funding, or available equity to engage in such transactions. Moreover, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with companies of our choice.


WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE CLOUDSCAPE'S BUSINESS WITH OURS AND WE MAY NOT BE ABLE TO REALIZE THE POTENTIAL FINANCIAL AND STRATEGIC BENEFITS OF THE ACQUISITION.

         We recently completed our acquisition of Cloudscape. We believe that the acquisition will further our strategy to provide customers with a complete database management software solution. Achieving the anticipated benefits of the acquisition will depend in part upon whether the integration of Cloudscape's business with ours is achieved in an efficient and effective manner, and this may not occur. Failure to effectively accomplish the integration of the two companies' operations could adversely affect our ability to enhance our product offerings, may divert key employees' attention from achieving other business objectives and may adversely affect our other operations. This integration may not be accomplished on a timely basis, or at all. The difficulties of such integration may be increased by the necessity of consolidating separated organizations in order to achieve economies of scale. The integration of certain operations will require the dedication of management resources which may distract attention from the day-to-day business of the combined company. In addition, we may not be able to effectively market and distribute the current Cloudscape products or develop the Cloudscape technology so as to produce new or enhanced products that will be accepted by the marketplace. In addition, even if we can effectively develop and sell Cloudscape products, these product offerings may not compete effectively with competitors' product offerings. Further, any such sales may not result in increased revenue for us or establish or enhance our current ability to offer distributed database management products for use on the Internet. The failure to generate revenue from sales of Cloudscape products or to derive a strategic advantage in the delivery of database management products for use on the Internet could have an adverse impact on our ability to increase product sales and grow our business. We could also lose certain key Cloudscape employees. The loss of a substantial portion of Cloudscape's developers or system engineers could have an adverse effect on our business. The decision of one or more of such key employees to join a competitor or otherwise compete directly or indirectly with the combined company could have an adverse effect on the our ability to develop, market and sell new product offerings incorporating the Cloudscape technology.

WE MAY EXPERIENCE DIFFICULTY IN REALIZING THE POTENTIAL FINANCIAL OR STRATEGIC BENEFITS OF FUTURE BUSINESS ACQUISITIONS WHICH COULD HURT OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS.

         In the future we may acquire or invest in other businesses that offer products, services and technologies that we believe would help us expand or enhance our products and services or help us expand our distribution channels. If we were to make such an acquisition or investment, the risks described below could impair our ability to grow our business and develop new products and ultimately could impair or ability to sell our products. Any future acquisition or investment would present risks commonly encountered in acquisitions of or investments in other businesses. The following are examples of such risks, one or more of which may apply to any such acquisition or investment:

       - Difficulty in combining the technology, operations or work force of the acquired business;

       -      Disruption of our on-going businesses;

       - Difficulty in realizing the potential financial or strategic benefits of the transaction;

       - Difficulty in maintaining uniform standards, controls, procedures and policies; and

       - Possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.

         The consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration is paid in our common stock, this would further dilute existing stockholders. Any amortization of goodwill or other assets resulting from any acquisition could materially adversely affect our operating results and financial condition.


UNANTICIPATED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO SUCH FACTORS AS A CHANGE IN THE DEMAND FOR OUR PRODUCTS, OR ORDBMS PRODUCTS GENERALLY, COULD ADVERSELY AFFECT OUR STOCK PRICE.

         We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and potential investors should not rely on them as an indication of our future performance. Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Risk Factors" section, including many that are beyond our control. These factors include:

       - Changes in demand for our products and services, including changes in industry growth rates;

       - The size, timing and contractual terms of large orders for our software products;

       -      The budgeting cycles of our customers and potential customers;

       - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business;

       - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors;

       - Our ability to develop and introduce on a timely basis new or enhanced versions of our products and solutions;

       - Changes in the mix of revenues attributable to domestic and international sales; and

       -      Seasonal buying patterns which tend to peak in the fourth quarter.

POTENTIAL CHANGES IN THE MIX OF OUR LICENSE AND SERVICE REVENUE COULD ADVERSELY AFFECT OUR PROFIT MARGINS.

         A significant change in the mix of software products and services we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. Historically, a majority of our revenue has been attributable to the licensing of our software products. Over the past few years, however, the percentage of our revenue derived from services has increased. For the nine months ended September 30, 1999, we derived revenue evenly from licensing of software products and sales of services.

ANY CANCELLATIONS OR DELAYS IN PLANNED CUSTOMER PURCHASES OF OUR PRODUCTS OR SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR NET INCOME AND COULD SUBSTANTIALLY REDUCE QUARTERLY REVENUES.

         Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. If there is a downturn in potential customers' businesses, the domestic economy in general, or in international economies where we derive substantial revenue, potential customers may defer or cancel planned purchases of our products. Because our operating expenses are based on anticipated revenue levels and because a high percentage of our expenses are relatively fixed, delays in the recognition of revenues from even a limited number of product license transactions could cause significant variations in operating results from quarter to quarter, which could cause our net income to fall significantly short of anticipated levels.

IF A LARGE NUMBER OF THE ORDERS THAT ARE TYPICALLY BOOKED AT THE END OF A QUARTER ARE NOT BOOKED, OUR NET INCOME FOR THAT QUARTER COULD BE SUBSTANTIALLY REDUCED.

         Our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter. If a large number of orders or several large orders do not occur or are deferred, our revenue in that quarter could be substantially reduced.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS COULD ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS.

         Our sales of software products have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our quarter ending December 31 are typically higher relative to our other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements and because we measure our sales incentive plans for sales personnel on a calendar year basis. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter.

THE LENGTHY SALES CYCLE FOR OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

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

OUR FUTURE REVENUE AND OUR ABILITY TO MAKE INVESTMENTS IN DEVELOPING OUR PRODUCTS IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMER BASE CONTINUING TO LICENSE OUR PRODUCTS AND RENEW THEIR SERVICE AGREEMENTS WITH US.

         We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue could adversely affect the growth of our services revenue in future quarters. Moreover, our ability to continue to invest in product development and to acquire technology from or make investments in other companies is dependent on both license and service revenues. If either license revenue or revenue from services declines, we may not have sufficient cash to finance investments or enter into such arrangements.

SLOWER GROWTH IN THE RDBMS MARKET WOULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         If RDBMS industry growth rates decline for any reason, the markets for our products will be adversely affected, which would have a negative impact on our business, results of operations, financial condition and cash flows. Prior to fiscal 1997, the RDBMS industry grew significantly, due in part to the continuing development of new technologies and products responsive to customer requirements. In fiscal 1997 and 1998, however, growth rates throughout the industry slowed. We are unable to predict the future growth rate of the RDBMS market.

IF THE ORDBMS MARKET DOES NOT EVOLVE AS WE ANTICIPATE, OUR ABILITY TO GROW OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         Delays in market acceptance of our ORDBMS products could adversely affect our results of operations and financial condition. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scalable environment. Since 1996, we have invested substantial resources in developing our ORDBMS product line. The market for ORDBMS products is new and evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Organizations may not choose to make the transition from conventional RDBMS products to ORDBMS products.

IF THE INTERNET DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OR IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED IN THIS

MARKET, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         The Internet is a rapidly evolving market. We are unable to predict whether and to what extent Internet computing and electronic commerce will be embraced by consumers and traditional businesses. Our successful introduction of database-driven products and solutions for the Internet market will depend in large measure on:

       - The commitment by hardware and software vendors to manufacture, promote and distribute Internet access appliances;

       - The lower cost of ownership of Internet computing relative to client/server architecture; and

       - The ease of use and administration relative to client/server architecture.

         In addition, if a sufficient number of vendors do not undertake a commitment to the market, the market may not accept Internet computing or Internet computing may not generate significant revenues for our business. In addition, standards for network protocols, as well as other industry-adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards we have chosen will position our products to compete effectively for business opportunities as they arise on the Internet.

         The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium could materially adversely affect our business.

         Even if the Internet and electronic commerce are widely accepted and adopted by consumers and businesses, our database products and database-driven solutions for the Internet may not succeed. We recently announced our intention to focus a substantial part of our product development and sales efforts on developing and selling technology and services for the Internet market. This market is new to our product development, marketing and sales organizations. We may not be able to market and sell products and solutions in this market. In addition, our database products and database-driven solutions for the Internet may not compete effectively with our competitors' products and solutions. Further, we may not generate significant revenue and/or margin in this market. Any of these events could materially, adversely affect our business, operating results and financial condition.

IF THE DATA WAREHOUSE MARKET DOES NOT CONTINUE TO GROW, OR IF OUR PRODUCT OFFERINGS IN THIS MARKET ARE NOT ACCEPTED, OUR ABILITY TO SELL OUR PRODUCTS AND GROW OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         The data warehouse market may not continue to grow, or may not grow rapidly, and our customers may not expand their use of data warehouses. In addition, we may not be able to market and sell our products and solutions in this market or otherwise compete effectively and generate significant revenue. Although demand for data warehouse software has grown in recent years, the market is still emerging. Our future financial performance in this area will depend to a large extent on:

       - Continued growth in the number of organizations adopting data warehouses;

       - Our success in developing partnering arrangements with developers of software tools and applications for the data warehouse market; and

       -      Existing customers expanding their use of data warehouses.

RECENT ORGANIZATIONAL CHANGES COULD DISRUPT OUR BUSINESS OPERATIONS AND COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

         On October 1, 1999, we reorganized our operating business divisions into four new business groups: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions. We may not achieve the anticipated benefits of this reorganization. In addition, the reorganization could disrupt our current business operations, including our product development and sales efforts. Further, any such disruption or other operational difficulty encountered while implementing the reorganization could distract our management team and cause uncertainty and confusion among our customers.

THE DEPARTURE OF OUR SENIOR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL WOULD HURT OUR ABILITY TO GROW OUR BUSINESS.

         The loss of the services of one or more of our current senior executive officers or key employees could harm our business and could affect our ability to successfully implement our business objectives. Our future success will depend to a significant extent on the continued service of our current senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we were to lose the services of one or more of our current senior executives or key employees this could adversely affect our ability to grow our business and achieve our business objectives, particularly if one or more of those executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us. Of our senior executive officers and key employees, only Mr. Finocchio, Chairman of the Board, and our former President and Chief Executive Officer, is bound by an employment agreement, the terms of which are nonetheless at-will. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

         We recently announced changes to our senior management with the appointment of Jean-Yves F. Dexmier as a member of our Board and to the position of President and Chief Executive Officer, effective July 16, 1999. Also effective July 16, 1999, Mr. Finocchio resigned his position as President and Chief Executive Officer, but he will continue to be actively involved in our management in his capacity as the Chairman of the Board. Although we anticipate a smooth transition, the change could disrupt our business, management team and operating results. In the summer of 1999, four of our senior executive officers resigned. We cannot predict whether other senior executive officers will also resign.

OUR EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET OUR BUSINESS OBJECTIVES.

         Since the beginning of 1998 we have expanded our ability to deliver products and solutions for the Internet, including e-commerce solutions, and business intelligence solutions driven by our data warehouse technology. Our management team has not worked together for a significant length of time and may not be able to successfully implement this strategy. If the management team is unable to accomplish our business objectives, it could materially adversely affect our ability to grow our business. As noted above, Mr. Dexmier was appointed as our President and Chief Executive Officer in July 1999, and Howard
A. Bain III joined us as our Executive Vice President, Finance and Chief Financial Officer in January 1999. In addition, two new executive officers, our Vice President and Treasurer and our Vice President, i.Intelligence Business Group, joined us in July 1999 and our Vice President, Human Resources, joined us in October 1999. Almost all of the rest of our executive officers have joined the company since the beginning of fiscal 1998. Since joining us, the new management team, except for our most recent additions, has devoted substantial efforts to restructuring our sales, marketing and finance organizations after the announcement of the restatement of our financial results for fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 as a result of errors and irregularities identified with our revenue recognition practices during these periods.

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We may be unable to attract, train and retain qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially adversely affect our ability to achieve our business objectives, including our ability to sell our products. Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

PENDING SETTLEMENT OF SECURITIES CLASS ACTION LITIGATION COULD FURTHER DILUTE EXISTING STOCKHOLDERS.

         We recently entered into a settlement agreement with respect to several federal and state securities lawsuits. As a result of the settlement agreement we will have to issue at least 9,000,000 shares of our common stock which would further dilute the stockholdings of our existing stockholders. Since April 16, 1997, various holders of our common stock have filed over 20 separate lawsuits against us, Ernst & Young (who served as our independent auditors), and certain of our current and former officers and directors. We entered into a settlement agreement to settle the pending private securities litigation with the exception of several small lawsuits. Pursuant to the proposed settlement, (which has received final approval with respect to the federal class action and is expected to receive final approval with respect to the state class action in November
1999), we will issue at least 9,000,000 shares of our common stock to the plaintiffs and their lawyers. When issued, these shares will dilute the stockholdings of our current stockholders. In addition, pursuant to the proposed settlement, the total value of the shares of our common stock to be issued must total at least $91,000,000. Depending on our stock price, we may have to issue more than the 9,000,000 shares described above.

THE PENDING SEC INVESTIGATION COULD HARM OUR BUSINESS.

         In July 1997, the SEC issued a formal order of investigation of us and certain unidentified individuals associated within our company. Any action by the SEC against us as a result of the investigation could materially adversely affect our business. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in Informix common stock.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT UPON MANY FACTORS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

         International sales represented approximately 50% of our total revenue during the nine months ended September 30, 1999. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally which would affect our profitability, including the following:

       -      Difficulties in staffing and managing international operations;

       -      Problems in collecting accounts receivable;

       -      Longer payment cycles;

       -      Fluctuations in currency exchange rates;

       - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

       - Uncertainties relative to regional, political and economic circumstances;

       -      Recessionary environments in foreign economies; and

       - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

         In particular, instability in the Asian-Pacific and Latin American economies and financial markets, which combined accounted for approximately 20% of our total net revenues during the nine months ended September 30, 1999 could adversely affect our ability to sell our products internationally.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES.

         Despite our efforts to manage foreign exchange risk, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition.

         In addition to the hedging program described above, we have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts, which program is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. This program involves the use of forward contracts in the primary European and Asian currencies. Uncertainties related to the Euro conversion could adversely affect our hedging activities.

FAILURE TO CONTINUE TO STRENGTHEN OUR INTERNAL ACCOUNTING CONTROLS COULD ADVERSELY AFFECT OUR ABILITY TO ACCURATELY FORECAST AND REPORT OUR FINANCIAL RESULTS WHICH COULD RESULT IN REDUCED CUSTOMER CONFIDENCE AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         Although we have made significant progress in our efforts to strengthen our accounting controls and processes, we may not be able to hire and retain enough finance personnel to continue to do so. If we are unable to continue to strengthen our accounting controls and processes, that inability could adversely affect our ability to accurately forecast and report our financial results. Any customer uncertainty about our internal accounting controls could have an adverse effect on our ability to sell our products. In connection with their audit of our consolidated financial statements for the year ended December 31, 1998, KPMG LLP, our current independent auditors, notified us that they had identified certain conditions which, collectively, represented a continuing material weakness in our internal accounting controls during the year ended December 31, 1998. The identified conditions were significant turnover and a lack of adequate resources in the accounting and finance departments, a failure to have timely and complete account analyses and reconciliations at the end of each financial reporting period, the absence of a formal budgeting process, and a lack of up-to-date formal written accounting policies and procedures. We have taken, and continue to take, actions to strengthen our internal accounting controls. We have added a significant number of experienced accounting and finance personnel; we have improved our account reconciliation and review processes; we have created a 1999 revenue and operating expense budget by quarter that was approved by our Board of Directors; and our internal audit department engaged in a comprehensive review of our accounting policies and procedures, as well as our compliance with our existing accounting policies and procedures. We have made significant progress toward addressing each of the identified conditions. Our independent auditors have informed us that the existence of the identified conditions did not affect their report on our consolidated financial statements for the year ended December 31, 1998. In addition, it is our conclusion that the existence of the identified conditions for the year ended December 31, 1998, had no effect on our reported financial results for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999. Moreover, based on the existing personnel, policies and procedures, monthly financial statement review, account reconciliations and general business processes, including forecasting, it is our conclusion that during the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, we maintained, and we continue to maintain, effective internal control over financial reporting.

         Moreover, in our annual report on Form 10-K for the year ended December 31, 1997, we stated that Ernst & Young LLP, our former independent auditors, had issued a letter identifying certain material weaknesses in our internal accounting controls for the year ended December 31, 1997. During fiscal year 1998, we devoted substantial effort and expense to addressing those material weaknesses.

THE RIGHTS OF OUR SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT THE RIGHTS OF OUR COMMON STOCKHOLDERS.

         Holders of the series B preferred shares have certain rights that may adversely affect holders of our common stock. At September 30, 1999, 19,000 shares of our series B preferred stock remained outstanding.

 RIGHTS TO CONSENT TO CORPORATE TRANSACTIONS. Our agreements with the purchasers of our series B preferred stock contain covenants that could impair our ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of our assets or equity, or that could otherwise be disadvantageous to us and the holders of our common stock. In particular, an acquisition of our assets or equity may not be affected without the consent of the holders of the outstanding series B preferred stock or without requiring the acquiring entity to assume the series B preferred stock or cause the series B preferred stock to be redeemed. These provisions are likely to make an acquisition more difficult and expensive and could discourage potential acquirors. We made certain covenants in connection with the issuance of the series B preferred stock which could limit our ability to obtain additional financing by, for example, providing the holders of the series B preferred stock certain rights of first offer and prohibiting us from issuing additional preferred stock without the consent of the series B preferred stockholders.

 CONVERSION RIGHTS. The shares of series B preferred stock are convertible into shares of our common stock based on the trading prices of the our common stock during future periods. We are also obligated to issue upon conversion of the series B preferred stock additional warrants to acquire shares of our common stock equal to 20% of the total number of shares of our common stock into which the series B preferred stock converts. The exercise of these warrants will have further dilutive effect to the holders of our common stock. Any conversion of series B preferred stock into our common stock will dilute the existing common stockholders. At September 30, 1999, 19,000 shares of series B preferred stock remained outstanding and assuming a $4.00 per share conversion price, were convertible into 4,750,000 shares of our common stock and, assuming such conversion, warrants to purchase an aggregate of 950,000 additional shares of our common stock would become issuable upon such conversion. If the conversion price of the series B preferred stock is determined during a period when the trading price of our common stock is low, the resulting number of shares of our common stock issuable upon conversion of the series B preferred stock could result in greater dilution to the holders of our common stock. As of September 30, 1999, series B preferred stockholders had converted an aggregate of 31,000 shares of series B preferred stock into 7,098,040 shares of our common stock and warrants to purchase an aggregate of 1,619,595 shares of our common stock.

 PENALTY PROVISION. The terms of the series B preferred financing agreements also include certain penalty provisions that are triggered if we fail to satisfy certain obligations. For instance, we must keep a registration statement in effect for the resale of shares of our common stock issued or issuable upon conversion of the series B preferred shares and upon exercise of the warrants.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS AND THIS WOULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE COSTS.

         Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting our proprietary rights may not be adequate, and our inability to protect our intellectual property rights may adversely affect our business and/or financial condition. We currently hold eight United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property.

         Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-wrap license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by our license agreement. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event we enter bankruptcy or liquidation proceedings or otherwise cease to conduct business.

         We may also be unable to protect our technology because:

       - Our competitors may independently develop similar or superior technology;

       -      Policing unauthorized use of our software is difficult;

       - The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States;

       - "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions; and

       - Litigation to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources.

THIRD PARTIES IN THE FUTURE FOR COMPETITIVE OR OTHER REASONS COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS. SUCH CLAIMS COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         Third parties may claim that our current or future products infringe their proprietary rights. These claims, with or without merit, could harm our business by increasing our costs and by adversely affecting our ability to sell our products. Any claim of this type could affect our relationships with existing customers and prevent future customers from licensing our products. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES OR IN DECREASED SALES OF OUR PRODUCTS.

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

THE FAILURE OF OUR PRODUCTS TO CONFORM TO CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN DECREASED SALES OF OUR PRODUCTS.

         A key determinative factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS or ORDBMS products. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for our products. Commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals about us, our products, or business or by the advertising or marketing efforts of competitors, or other factors that could adversely affect consumer perception.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

         We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Such limitation of liability provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. In addition, issues relating to year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

POTENTIAL YEAR 2000 PROBLEMS MAY OCCUR IN OUR THIRD PARTY EQUIPMENT OR SOFTWARE, WHICH COULD RESULT IN SIGNIFICANT COSTS.

         We may incur large costs and the disruption of our business if any key systems fail as a result of year 2000 problems. We use third party equipment and software that may not be year 2000 compliant. If this third party equipment or software does not operate properly with regard to the year 2000, we may incur unexpected expenses to remedy any problems. These costs could materially adversely affect our business. In addition, if our key systems, or a significant number of our systems, were to fail as a result of year 2000 problems we could incur substantial costs and disruption of our business. To the extent we rely on the products of other vendors to resolve year 2000 issues, we may experience delays in implementing the products. The failure to correct a significant year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations which could harm our business. In addition, we may not have enough available personnel to implement and complete in a timely manner our efforts to ensure that our systems and products are year 2000 compliant.

IF CUSTOMERS DELAY PURCHASES OF OUR PRODUCTS TO AVOID YEAR 2000 PROBLEMS, OUR REVENUE WILL BE LOWER.

         Prior to the end of 1999 and continuing into 2000, existing or potential customers may choose to defer new software product purchases as a result of year 2000 concerns resulting in lower revenues for us during these periods. Many companies are spending significant resources to correct their current software systems for year 2000 compliance. Customers with limited IT budgets who face material year 2000 issues may increasingly spend their limited resources remediating these year 2000 problems instead of investing in more general IT management products such as our products.


YEAR 2000 PROBLEMS WITH OUR PRODUCTS COULD RESULT IN THIRD PARTY CLAIMS WHICH COULD RESULT IN SIGNIFICANT COSTS TO US, COULD INJURE OUR REPUTATION AND COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         If any of our licensees experience year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could result in significant costs to us. Such problems could also damage our reputation and adversely affect our ability to sell our products. In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four-digit year dates or the ability of our products to correctly create, store, process and output information related to such date data, including leap year calculations. However, it is possible that certain of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of such date data. In addition, in certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.

POSSIBLE EURO CONVERSION PROBLEMS WITH OUR PRODUCTS COULD RESULT IN THIRD PARTY CLAIMS WHICH COULD RESULT IN SIGNIFICANT COSTS TO US.

         If any of our licensees experience problems with Euro conversion issues as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could result in significant costs to us. We have reviewed the effect of the conversion to the Euro on the prices of our products in the affected countries. As a result, we have made some adjustments to our prices to attempt to eliminate differentials that were identified. We have not completed our review of the impact of conversion to the Euro on our business, but it is possible that costs associated with ensuring that our products and internal operating systems are able to effectively work with the Euro conversion, or price adjustments resulting from the Euro conversion, could be material to our business.

PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX.

         Our board is authorized to issue up to 5,000,000 shares of undesignated preferred stock in one or more series. Of the 5,000,000 shares of preferred stock, 440,000 shares have been designated series A preferred, none of which is outstanding; 440,000 shares have been designated series A-1 preferred, none of which is outstanding; 50,000 shares have been designated series B preferred, of which 19,000 shares remained outstanding as of September 30, 1999. Subject to the prior consent of the holders of the series B preferred stock, our board can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock and the voting and other rights of the holders of our common stock may be adversely affected. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

OTHER PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX AND PREVENT CHANGES IN OUR MANAGEMENT WHICH OUR STOCKHOLDERS MAY FAVOR.

         Other provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. The provisions include:

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

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS WHICH MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR.

         We are incorporated in Delaware and are subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including those corporations, such as Informix, whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving us and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. We do not intend to "opt out" of these antitakeover provisions of Delaware Law.

OUR COMMON STOCK LIKELY WILL BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS WHICH MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES.

         Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease significantly. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

       - Market uncertainty about our business prospects or the prospects for the RDBMS and ORDBMS markets in general;

       - Revenues or results of operations that do not match analysts' expectations;

       - The introduction of new products or product enhancements by us or our competitors;

       -      General business conditions in the software industry;

       - Changes in the mix of revenues attributable to domestic and international sales; and

       - Seasonal trends in technology purchases and other general economic conditions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RATE RISK

         INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposits. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at September 30, 1999:


                                                                        Average                            Fair
                                                                     Interest Rate          Cost           Value
                                                                     -------------    -------------     -------------

Cash equivalents:
     Fixed rate....................................................        5.30%      $    47,224       $    47,217
     Variable rate.................................................        4.74%            2,194             2,193
Short-term investments
     Fixed rate....................................................        4.99%           79,887            79,701


         FOREIGN CURRENCY EXCHANGE RATE RISK. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign currency denominated receivables or payables are recognized, and generally offset. Contract amounts in excess of the carrying value of our foreign currency denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged transaction exposures in these currencies.

         Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. At various times in the past, we have attempted to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. Such forward foreign currency exchange contracts do not qualify as hedges and, therefore, are marked to market with unrealized gains and losses included in other income (expense), net. As these forward foreign currency exchange contracts mature, the realized gains and losses are included in net income as a component of other income (expense), net. The Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rates and other factors in effect at the time the forward foreign currency exchange contracts mature. The unrealized gain (loss) on forward foreign currency exchange contracts outstanding at September 30, 1999 was not significant to the Company's operating results for the first nine months of 1999.
Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at September 30, 1999 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.


FORWARD CONTRACTS


                                                                                       Weighted-
                                                                      Contract          Average
AT SEPTEMBER 30, 1999                                                  Amount        Contract Rate      Fair Value
---------------------                                              -------------    ---------------     -----------
                                                                  (In thousands)                       (In thousands)

Foreign currency to be sold under contract:
   Euro............................................................$      31,938            1.056       $      (325)
   Japanese Yen....................................................       17,151         104.9522               230
   Korean Won......................................................        5,700            1,228               (47)
   British Pound...................................................        3,253           1.6263       $       (38)
   Australian Dollar...............................................        2,626            1.523                 8
   Swiss Franc.....................................................        2,510           1.5107               (26)
   Czech Republic Koruna...........................................        2,110            35.25              (109)
   Singapore Dollar................................................        1,757           1.7075                 9
   Other (individually less than $1 million).......................        1,362                *               (48)
                                                                   -------------                        ------------

Total..............................................................$      68,407                        $      (346)
                                                                   =============                        ============

Foreign currency to be purchased under contract:
   British Pound...................................................$      33,426          1.64918       $       (75)
   Other (individually less than $1 million).......................        1,801                *                10
                                                                   -------------                        -----------

Total..............................................................$      35,227                        $       (65)
                                                                   =============                        ============

Total..............................................................$     103,634                        $      (411)
                                                                   =============                        ============


---
*  Not meaningful

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 2, 1999, a holder of the Company's Series B Preferred Stock converted 1,000 shares of Series B Preferred Stock into 144,014 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholders a warrant to purchase up to 28,802 shares of Common Stock at a purchase price of $7.84 per share.

         On July 12, 1999, a holder of the Company's Series B Preferred Stock converted 1,000 shares of Series B Preferred Stock into 139,350 shares of the Company's Common Stock. In connection with this conversion, the Company also issued such Series B Preferred Stockholders a warrant to purchase up to 27,870 shares of Common Stock at a purchase price of $7.84 per share.

         Subsequent to September 30, 1999, a holder of the Company's Series B Preferred Stock converted an additional 1,500 shares of Series B Preferred Stock into 206,833 shares of the Company's Common Stock. In connection with such conversions, the Company also issued this Series B Preferred Stockholder warrants to purchase up to 41,366 shares of Common Stock at an exercise price of $7.84 per share and paid cash dividends in the amount of $147,945 to this stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)

EXHIBIT NO.       EXHIBIT

    10.58*        Offer of Employment Letter, dated July 12, 1999, from the
                  Registrant to Charles W. Chang
    10.59*        Offer of Employment Letter, dated August 2, 1999, from the
                  Registrant to William F. O'Kelly
    10.60*        Resignation Letter from Susan T. Daniel to Registrant
    10.61*        Separation Agreement and Mutual Release between Susan T.
                  Daniel and Registrant
    10.62*        Separation Agreement and Release between Leonard Palomino
                  and Registrant
     27.1         Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on October 15, 1999 related to the completion of its merger with Cloudscape, Inc. on October 8, 1999.

         The Company filed a Current Report on Form 8-K on November 10, 1999 disclosing supplemental consolidated financial statements giving retroactive effect to the Company's merger with Cloudscape, Inc., which was completed on October 8, 1999.

-----------------------------------------------------------------------------

* Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INFORMIX CORPORATION

Dated: November 15, 1999            By:       /s/ HOWARD A. BAIN III
                                        ------------------------------------
                                                Howard A. Bain III
                                          EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)