Form 10-K
period 1999-12-31
INFORMIX CORP
filed 2000-02-28
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq Stock Market, was approximately $2,590,699,250. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of January 31, 2000, Registrant had 207,255,940 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
PART I........................................................................         1
  ITEM 1.         BUSINESS....................................................         1
  ITEM 2.         PROPERTIES..................................................        14
  ITEM 3.         LEGAL PROCEEDINGS...........................................        14
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        15

PART II.......................................................................        16
  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................        16
  ITEM 6.         SELECTED FINANCIAL DATA.....................................        17
  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................        18
  ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK......................................................        49
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        49
  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE..................................        49

PART III......................................................................        51
  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............        51
  ITEM 11.        EXECUTIVE COMPENSATION......................................        51
  ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................        51
  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        51

PART IV.......................................................................        52
  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                    8-K.......................................................        52
SIGNATURES....................................................................        57

                                     PART I

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

ITEM 1. BUSINESS

    Informix Corporation is a leading supplier of information management software and solutions to governments and enterprises worldwide. We design, develop, manufacture, market and support

    - Object-relational and relational database management systems

    - Connectivity interfaces and gateways

    - Graphical and character-based application development tools for building database applications that allow customers to access, retrieve and manipulate business data

    Our software solutions include high performance online transaction processing applications, data warehouse applications, and dynamic web/content management applications. We offer complete database solutions by building strategic relationships with application, hardware, and systems integration providers.

    Our solutions are used in many industries, including retail, telecommunications, financial services, healthcare, pharmaceutical/biochemistry, manufacturing, and media and publishing.

    On November 30, 1999, we reached a definitive agreement to acquire Ardent Software, Inc. ("Ardent"), a leading provider of data integration solutions in the business intelligence and Internet markets. Under terms of the agreement,
3.5 shares of Informix common stock will be exchanged for each outstanding Ardent share and Informix will assume all outstanding Ardent options and warrants. We expect to close the transaction in the first quarter of 2000. The acquisition of Ardent will enhance our ability to deliver complete, integrated software solutions for data processing, data movement and analysis in electronic commerce.

    On October 8, 1999, we expanded our ability to deliver distributed eBusiness applications by acquiring Cloudscape, Inc. ("Cloudscape"), a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. We issued approximately 10 million shares of Informix common stock in exchange for all of Cloudscape's outstanding stock and options. Cloudscape's small footprint, sophisticated application and data synchronization technology is now offered as part of our database server products. See "Products--Solutions" below.

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

    We believe that technological advances, including the development and commercialization of the Internet, will continue to lead to increasingly sophisticated customer requirements for data storage and management beyond the functionality offered by conventional RDBMS products. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes audio, video, text and three dimensional graphics in addition to conventional character data. Since 1996, we have devoted substantial resources to the development of object-relational database management systems, which provide RDBMS functionality for complex data such as images, video, audio and spatial data, and tools for applications in multimedia and entertainment, digital media publishing, retail and financial services.

    We market our products to end-users on a worldwide basis directly through our sales force and indirectly through application resellers, original equipment manufacturers ("OEMs") and distributors. The principal geographic markets for our products are North America, Europe, the Asia/Pacific region, and Latin America. In recent years, approximately half of our total revenues have been generated outside North America. Our customers include businesses ranging from small corporations to Fortune 1000 companies. We also market our products to state, local and national governments.

PRODUCTS

    Our products can be divided into three main categories:

    - SOLUTIONS, which combine both software and services into business solutions for data warehousing, web-based enterprise repositories and electronic commerce.

    - SOFTWARE PRODUCTS, which include our database management systems, integration products and tools.

    - SERVICES, including maintenance, consulting, education and training and customer support.

SOLUTIONS

    In 1999, we continued to develop complete solutions, including our database engines, related application software and consulting services, for data warehousing, Web-based enterprise repositories and electronic commerce.

    INFORMIX DECISION FRONTIER-TM- SOLUTION SUITE is our integrated suite of products for deploying data warehouses and data marts. Informix Decision Frontier Solution Suite consists of:

    - INFORMIX DYNAMIC SERVER.2000 with Advanced Decision Support and Extended Parallel Options--our core database system with features designed to support large general purpose data warehouses.

    - INFORMIX RED BRICK DECISION SERVER--our database designed specifically for single-purpose data marts.

    - INFORMIX METACUBE--our relational online analytical processing (ROLAP) business analysis environment for Informix and Oracle databases. Metacube provides a multidimensional view of warehouse data so it can be compared and analyzed over various combinations of business dimensions, such as time and geography.

    - INFORMIX DATASTAGE--an extract, transfer and load tool for extracting data from multiple sources and loading it into the data warehouse.

    - SEAGATE CRYSTAL INFO--a distributed report creation system that presents data analysis results flexibly and attractively.

    - INFORMIX DECISION FASTSTART--a consulting and service package that helps customers reduce the timetable for designing and implementing data warehouses.

In addition, we also developed two Informix Decision Solution Suites for specific industry markets: Informix Decision Solution for Telecommunications and Informix Decision Solution for Financial Services.

    INFORMIX INTERNET FOUNDATION.2000 is an application development platform for the Internet which provides the tools and features to publish business-critical data to the Internet and enable sophisticated Internet applications and electronic commerce. Informix Internet Foundation.2000 consists of:

    - INFORMIX DYNAMIC SERVER.2000--designed for the most demanding OLTP, e-commerce, and Web applications. Informix Dynamic Server.2000 is fully integrated with Informix's unique extensibility technology, including support for DataBlade modules.

    - INFORMIX J/FOUNDATION--an open, flexible, embedded Java Virtual Machine
      (JVM) environment that delivers scalable and highly performant Java applications by executing them directly in the server.

    - INFORMIX WEB DATABLADE MODULE--a collection of tools, functions, and examples that ease development of "intelligent," interactive, Web-enabled database applications.

    - EXCALIBUR TEXT DATABLADE MODULE--provides full-text searching of any type of text, directly inside of the Database engine.

    - INFORMIX OFFICE CONNECT--allows extraction of data from an Informix database regardless of the data type and then transfer to a customized Microsoft Excel document.

    INFORMIX MEDIA360 provides a complete environment to collect, index, retrieve, and distribute content and media assets. It is tightly integrated with object-relational technology, leading content creation tools, Web publishing, electronic commerce, and analytic solutions.

    INFORMIX I.REACH is our Web-based enterprise repository solution that allows organizations to manage enterprise information across intranet, extranet and Internet environments. Informix i.Reach allows content authors to publish and distribute their own content, reducing the time and cost associated with managing and maintaining corporate information.

    INFORMIX I.SELL is our electronic storefront solution that integrates our database technology with application server technology and application software to provide a complete, rapidly deployable electronic commerce solution. Electronic commerce Web sites built with Informix i.Sell are capable of dynamically merchandising products tailored to each shopper, handling large numbers of transactions, and collecting and analyzing customer data to improve profitability.

SOFTWARE PRODUCTS

    DATABASE MANAGEMENT SYSTEMS

    INFORMIX INTERNET FOUNDATION.2000 provides the tools and features to publish business-critical data to the Internet and enable sophisticated Internet applications and electronic commerce.

    Informix Internet Foundation.2000 has the following major components:

    - INFORMIX DYNAMIC SERVER.2000 is the database server for Informix Internet Foundation.2000 and is the next generation of our flagship database server. Informix Dynamic Server.2000 delivers an industry-proven transaction engine for mission-critical applications while providing an upgrade path to the Internet. Capable of supporting thousands of concurrent users, Informix Dynamic Server.2000 delivers reliability, availability, and scalability to power the largest transaction processing systems.

    - INFORMIX J/FOUNDATION has integrated Java, the programming language of the Internet, into J/Foundation--an open, flexible, embedded Java Virtual Machine (JVM) environment that delivers scalable Java applications by executing them directly in the server.

    - INFORMIX WEB DATABLADE MODULE VERSION 4.0, the new release of the Web DataBlade module, extends the functionality of both Informix Dynamic Server.2000 and Informix Internet Foundation.2000 with features that ease the development, management, and deployment of database applications for the Web.

    - INFORMIX EXCALIBUR TEXT DATABLADE MODULE VERSION 1.30 module provides full text searching of documents and text fields directly inside the database engine in virtually any format that contains ASCII and ISO characters. Fuzzy search capabilities allow users to find results regardless of errors in data entry that would otherwise cause them to be overlooked in standard text searches. Boolean, phrase, and synonym searching allow users a wide range of capabilities in customizing their queries. This DataBlade module supports any language, word, or phrase that can be expressed in an 8-bit, single-byte character set. Formatted documents such as PDF, Microsoft Word, and HTML can be filtered prior to indexing.

    - INFORMIX OFFICE CONNECT VERSION 1.0 is a new product that simplifies the task of retrieving data (time series, opaque, or SQL2) and visualizing it in Microsoft Excel worksheets--regardless of the data types behind the data. Informix Office Connect's sophisticated connection and model-view controller architecture provides power and ease of use. This design utilizes database schema images (model views of the database structure) to generate optimized SQL commands that populate Excel worksheets and manage all interactions between the client and the database server.

    - INFORMIX DATABLADE DEVELOPERS KIT VERSION 4.0 allows customers to create DataBlade modules using the DataBlade Developers Kit when a DataBlade module does not currently exist to fit the customer's particular need. This allows the database server to accommodate new business requirements as they evolve.

    - INFORMIX CONNECT 2.30 (I-CONNECT) is a runtime connectivity product that includes the runtime libraries of our application programming interfaces that comprise Informix Client SDK. These libraries are required by applications running on client machines to access Informix servers. I-Connect is needed when finished applications are ready to be deployed.

    - INFORMIX SERVER ADMINISTRATOR 1.0, the first in a new generation of Web browser-based and cross-platform administrative tools, is a tool that provides access to every Informix Dynamic Server command line function and presents the output in an easy-to-read format.

    CLOUDSCAPE product family provides a 100% Pure Java SQL DBMS and synchronization to address the stringent demands of eBusiness. Our Cloudscape product family allows companies to create synchronized applications that can be deployed outside the firewall to partners, customers and mobile workers. The Cloudscape product family is designed to support three fundamental needs:

    - The creation of sophisticated, cost-effective deployed eBusiness applications, typically eCatalogs and deployed portals.

    - The local data management needs of Java applications, particularly those meant for resale, where platform independence is a critical requirement.

    - The database-enabling of Java-supported devices of all kinds, including telecommunication switches, non-traditional computing devices, and future light-weight devices.

    INFORMIX DYNAMIC SERVER.2000. The core of our product offering is Informix Dynamic Server.2000-TM- ("IDS.2000"), our powerful, multithreaded enterprise database server designed for scalability, manageability, and performance. IDS.2000 offers full RDBMS functionality across various hardware architectures (uniprocessor, symmetric multiprocessor, symmetric multiprocessor clusters, and massively parallel processing architectures) and database models (relational and object-relational) to enable seamless migration of applications, data and skills. As an open system built to support industry standards, IDS.2000 uses a single architecture for the Windows NT, UNIX and Linux operating systems. We also provide workgroup, personal and developer versions of IDS.2000, which have been adapted for workgroup, single-user and development environments. Based on our Dynamic Scalable Architecture, IDS.2000 features parallel data processing capability, replication and connectivity options built into its core. IDS.2000 supports extensibility, as well as SQL3 and DataBlades modules. Extensibility includes the ability to add new objects and data types, such as images, audio, video and spatial data, business specific procedures and logic, and new indexing search methods to the server. DataBlade modules encapsulate specific datatypes and logic for integration with IDS.2000 so that organizations can extend the functionality of the database to support datatypes unique to an organization.

    RED BRICK DECISION SERVER. Unlike traditional OLTP databases, Informix Red Brick Decision Server is a specialized database technology designed to meet the requirements of data marts and single-subject data warehouse without the complexity and overhead that OLTP technology imposes.

    EXTENDED PARALLEL SERVER is designed for the largest, most demanding, and complex data warehouse applications, using a sophisticated shared-nothing underlying architecture. Informix Extended Parallel Server provides:

    - No ceilings scalability across every available hardware resource.

    - Query performance in complex, ad hoc environments.

    - Fully parallel load functionality so that data can be loaded within a narrow batch window.

    - Data access performance through advanced, patented indexing methods.

    - Data skew management tools so that system resources are efficiently utilized.

    - Query management tools to help control the impact of intensive, concurrent query processing.

    METACUBE is our on-line analytical processing (OLAP) product. MetaCube is a fully extensible business intelligence solution, optimized for smarter data access, analysis, and reporting. As an integral component of Informix Decision Frontier-TM-, MetaCube delivers the most complete, flexible, and customizable decision-support environment for data warehouses and data marts.

    TOOLS

    INFORMIX DATASTAGE is an integrated set of tools designed to simplify and automate the extraction, transformation, and maintenance of data from multiple operational sources into Informix data mart targets. Informix DataStage's visual design tool enhances productivity by enabling users to design the data movement process using a direct visual model.

    INFORMIX VISIONARY is a no-code, enabling technology that brings powerful visual information and exploration capabilities. Informix Visionary provides a window, or portal, into all corporate data through the creation of "worlds" or applications. Users can explore each of these worlds or applications to see ever-increasing levels of detail. The full product suite includes Visionary Studio, a no-code authoring environment, and a runtime viewer that can be embedded as an ActiveX control, providing seamless integration with other best-of-breed development tools.

    INFORMIX DATA DIRECTOR product suite is an advanced solution for building Web-ready, dynamic content management applications. Data Director greatly reduces the amount of application code developers need to write for client/server solutions by automating all of the data access operations of the client application. Informix Data Director for Visual Basic is a powerful, model-driven data access and data management platform that enables Visual Basic developers to create scalable database-aware forms. Informix Data Director for Web is a robust and visually intuitive development environment that enables developers to quickly prototype, build, and deploy dynamic Web applications.

    INFORMIX 4GL product family includes Informix 4GL Rapid Development System, Informix 4GL Interactive Debugger and Informix 4GL Compiler. Together they form a comprehensive fourth-generation application development and production environment that provides abundant power and flexibility without the need for third-generation languages like C or COBOL.

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

    INTEGRATION PRODUCTS

    Where companies once stored their data on mainframes, today their applications may be spread across divergent computing platforms, operating systems, and databases, including proprietary and open, relational and non-relational. These disparate applications present a major challenge for IS departments, which need to ensure that end users have easy access to the data they need--regardless of where the data is located. To address this challenge, Informix offers a variety of connectivity and gateway products that make enterprisewide data access a reality.

    CONNECTIVITY PRODUCTS

    INFORMIX CLIENT SDK offers customers a single packaging of several application programming interfaces (APIs) needed to develop for Informix servers. These interfaces allow developers to write applications in the language they are familiar with, whether it be Java, C++, C, or ESQL.

    INFORMIX ESQL/C provides the convenience of entering SQL statements directly into the C language source code. Developers can use SQL to issue commands to the Informix server and to manage the result sets of data from queries. Informix ESQL/C provides low level control over the application for session management and error handling and gives the developer direct access to all database functions.

    INFORMIX CLI is the Informix implementation of the Open Database Connectivity (ODBC) 2.5 standard for developers and end users wanting to deploy applications that require access across heterogeneous databases. Informix CLI allows any ODBC compliant application to connect to any Informix server.

    INFORMIX OBJECT INTERFACE FOR C++ allows developers using C++ to work with the Informix server product line through a single object oriented application programming interface. It delivers the scalability and extensibility of Informix servers to application software developers in a programming model familiar to C++ and Microsoft Component Object Model (COM) programmers. Informix Object Interface for C++ supports datatype extensibility and user defined function extensibility.

    INFORMIX CONNECT is a runtime connectivity product which includes the runtime libraries of the Informix application programming interfaces. Informix Connect is the runtime component of ClientSDK.

    INFORMIX JDBC DRIVER is a native Java driver that connects platform independent client side Java applications to any currently shipping and supported Informix database. The Informix JDBC Driver is based on the JDBC 1.22 specification from Sun Microsystems, and provides a standard database connectivity API to use for all current and future Java applications built on Informix.

    INFORMIX DCE/NET is a DCE based connectivity product that allows customers to access Informix databases transparently through Microsoft's Open Database Connectivity (ODBC) interface while taking advantage of such DCE features as security and naming services.

    INFORMIX OPEN is a set of libraries that allows Informix ODBC compliant applications to connect to and interact with an Informix, Oracle, or Sybase database server.

    GATEWAY PRODUCTS

    INFORMIX ENTERPRISE GATEWAY MANAGER is a member of the Informix Enterprise Gateway family, a complete set of standards based gateways. Enterprise Gateway Manager is a high performance gateway solution that allows Informix application users and developers to transparently access Oracle, Sybase, DB2, and other non-Informix databases.

    INFORMIX ENTERPRISE GATEWAY FOR EDA/SQL allows tools and applications running on UNIX and Microsoft Windows to access data located anywhere in your enterprise. It provides both SQL and remote procedure call access to over 60 relational and nonrelational data sources on 35 different hardware platforms and operating systems.

    INFORMIX ENTERPRISE GATEWAY WITH DRDA integrates IBM relational databases (i.e., DB2, DB2/400, and DB2/VM) with Informix applications on open systems without the need for host resident software.

    DATABLADES

    Informix DataBlade modules extend Informix Dynamic Server.2000 to manage rich, diverse data. DataBlade modules integrate traditional alphanumeric data types with rich content, without sacrificing the reliability and scalability of the traditional relational DBMS. We offer DataBlade modules for text, rich content, unicode, video, geodetic, spatial and time series data. Additional DataBlade modules are available from third parties, including DataBlade modules for local languages, advanced search and retrieval capabilities, digital media, spatial and geo-spatial applications, messaging, data warehousing (data cleansing, qualification and queries), bio-informatics and medical imaging and security.

    TEXT DATABLADE allows full-text search of data in the database. The Text DataBlade is designed to provide advanced search and retrieval functionalities not available in the base DBMS product, such as clustering, summarization and support for over 100 different file formats.

    DIGITAL MEDIA DATABLADE enables intelligent and contextual search of captions to improve the retrieval of multimedia content. It provides image retrieval and feature management for digital images, and allows for support analysis and visual retrieval of video sequences.

    GEOSPATIAL DATABLADE provides for the manipulation, query, analysis, and display of geographic data. It adds spatial data management functionality to the server in conformance with the OpenGIS Consortium's standard, and enables developers to deliver sophisticated spatially enabled applications. It also allows for the storage and manipulation of objects in four dimensions--latitude, longitude, altitude, and time. It is specifically designed to manage spatio-temporal data with global content, such as satellite image metadata.

    DATA WAREHOUSE DATABLADE provides native support within the database for near-online optical storage.

    WEB/ECOM DATABLADE is a complete set of tools, functions, and examples for developing complex database driven web sites. It extends the server with transactional publish and subscribe capability.

    FINANCIAL DATABLADE provides support for the management and analysis of time-series and temporal data.

    HEALTHCARE DATABLADE allows non-M databases to access and update information stored in M-based databases.

    SECURITY DATABLADE transparently adds high granular database security by providing role-based access and encryption to the item or object level.

    UNICODE DATABLADE allows customers to store, access and manipulate native Unicode data in the same way in which variable character data is manipulated.

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

MARKETING AND CUSTOMERS

    We distribute our products through the channels of direct end-user licensing, OEMs, application vendors addressing specific markets, and distributors. We have chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. We have generally avoided exclusive relationships with our licensees and other resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. For 1999, sales of licenses directly to end users accounted for 65% of our total license revenues and sales to OEMs and sales through distributors and resellers accounted for 35% of our total license revenues.

    At December 31, 1999, our sales, marketing and support staff totaled 1,002 employees in the North America region; 153 employees in the Latin America region; 625 employees in Europe, the Middle East and Africa; and 356 employees in the Asia/Pacific region.

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

    Application vendors develop applications using a wide array of application development tools, including products offered by third parties. Applications developed using our products are generally portable across various brands of computers and different operating systems.

    We have specialized programs to support the application vendor distribution channel. Under these programs, we provide to selected application vendors a combination of marketing development services, consulting and technical marketing support and discounts.

    Our products are also distributed by hardware manufacturers under OEM licenses as an embedded part of their product.

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

    Major product releases resulting from research and development projects in 1999 included Informix Internet Foundation.2000, Informix Dynamic Server.2000, Informix Client SDK 2.3, Excalibur Text DataBlade Module 1.2 EPA, Informix Dynamic 4GL 3.0, Informix MetaCube ROLAP Option 4.2, Informix Visionary 1.1, Informix JDBC Driver 2.00.JC1, DataBlade Developer's Kit (DBDK) Version 3.7, Informix I-Spy, Informix i.Sell, Informix Dynamic Server 7.31, Informix Client SDK 2.20, Informix JDBC Driver 1.40.JC1, Informix i.Reach, Informix
Visionary 1.0.

    Our current product development efforts are focused on:

    - Improving and enhancing current products and developing new products, with particular emphasis on parallel computer architecture, user-defined database extensions, Web technology integration, graphical desk top and system administration, analytical templates, and support for industry standard and emerging development tools.

    - Improving our products to provide greater speed and support for larger numbers of concurrent users.

    - Adapting new products to the broad range of computer brands and operating systems that we currently support, and adapting current products to new brands of computers and operating systems that represent attractive market opportunities for our products.

    As of December 31, 1999, we had 993 regular employees engaged in research and development. The market for qualified development engineers remains highly competitive.

    Our research and development expenditures for 1999, 1998 and 1997 were $163.3 million, $149.6 million, and $141.5 million, respectively, representing approximately 19%, 20% and 21% of net revenues for these periods. In addition, during 1999, 1998 and 1997, we capitalized product development costs of $22.7 million, $18.6 million, and $20.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Costs and Expenses."

COMPETITION

    Competitors in the RDBMS market compete primarily on the basis of product price and performance characteristics, name recognition, technical product support, product training and services. With respect to product performance, we believe that the principal competitive factors include:

    - Application development productivity (I.E., the speed with which applications can be built).

    - Database performance (I.E., the speed at which database storage and retrieval functions are executed).

    - Product function and features.

    - The ability to support large warehouses of information.

    - Reliability, availability and serviceability.

    - The distribution of software applications and data across networks of computers from multiple suppliers.

    - The ability to manage complex data and solve more complex business problems based on such data.

    The RDBMS software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Our competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products. Our principal competitors include Computer Associates International, Inc.; IBM; Microsoft; NCR/Teradata; Oracle and Sybase. Additionally, as we expand our business into the data warehousing and Web/electronic commerce markets, we expect to compete with companies offering highly specialized products in each of these market segments.

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

EMPLOYEES

    As of December 31, 1999, Informix and its subsidiaries employed 3,672 regular employees worldwide, including 2,136 in sales, marketing and support, 993 in research and development, 58 in operations and 485 in administration and finance. Of our total employees at December 31, 1999, approximately 1,392 were located outside North America. None of our employees located in the United States are represented by a labor union. A small number of employees located outside the United States are represented by labor unions, and the degree and scope of representation varies from country to country. We have not experienced any work stoppages either domestically or internationally.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning our executive officers as of February 1, 2000.

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Robert J. Finocchio, Jr...................     48      Chairman of the Board of Directors

Jean-Yves F. Dexmier......................     48      President, Chief Executive Officer and Director

Howard A. Bain, III.......................     53      Executive Vice President and Chief Financial
                                                       Officer

Karen Blasing.............................     43      Vice President, Business Development Finance

Charles W. Chang..........................     50      Senior Vice President and Group Executive,
                                                       i.Intelligence

James F. Hendrickson, Jr..................     60      Senior Vice President and Group Executive,
                                                       i.Informix

Gary Lloyd................................     52      Vice President, Legal, General Counsel and
                                                       Secretary

Wayne E. Page.............................     51      Vice President, Human Resources

William F. O'Kelly........................     45      Vice President and Treasurer

Michael R. Stonebraker....................     56      Vice President and Chief Technology Officer

F. Steven Weick...........................     54      Senior Vice President and Group Executive,
                                                       i.Foundation

    ROBERT J. FINOCCHIO, JR. has served as our Chairman since July 1997. From July 1997 until July 1999, Mr. Finocchio served as our President and Chief Executive Officer. From December 1988 until May 1997, Mr. Finocchio was employed with 3Com Corporation ("3Com"), a global data networking company, where he held various positions, most recently serving as President, 3Com Systems. Prior to his employment with 3Com, Mr. Finocchio held various executive positions in sales and service with Rolm Communications, a telecommunications and networking company, most recently as Vice President of Rolm Systems Marketing. Mr. Finocchio also serves as a director of Latitude Communications, UpShot.com, Turnstone Systems, Inc., Echelon Corporation and Resonate Inc. Mr. Finocchio is also a Regent of Santa Clara University.
Mr. Finocchio holds a B.S. in economics from Santa Clara University and an M.B.A. from the Harvard Business School.

    JEAN-YVES F. DEXMIER has served as our President and Chief Executive Officer since July 1999. Previously, Mr. Dexmier served as our Executive Vice President, Field Operations from January 1999 until July 1999. He served as our Executive Vice President and Chief Financial Officer from October 1997 to January 1999 and as our Secretary from October 1997 to February 1998. Mr. Dexmier served as a strategy consultant to high technology companies from February 1997 to September 1997. From November 1995 until February 1997, Mr. Dexmier served as Senior Vice President and Chief Financial Officer of Octel Communications Corporation, a provider of voice messaging systems ("Octel"). From April 1995 to October 1995, Mr. Dexmier served as Chief Financial Officer for Kenetech Corporation, a wind energy company. From May 1994 to March 1995, Mr. Dexmier served as Chief Financial Officer for Air Liquide America Corporation, a U.S. subsidiary of the French-based group Air Liquide, a worldwide producer of industrial gases. From January 1991 to January 1994, Mr. Dexmier served as Chief Financial Officer for Thomson Consumer Electronics, Inc., a subsidiary of Thomson SA, a worldwide electronics manufacturer. Mr. Dexmier holds a B.S. in mathematics from Lycee Pasteur, a Ph.D. in electronics from the Ecole Nationale Superieure de l'Aeronautique et de l'Espace and an M.B.A. in economics and finance from the Ecole Polytechnique. In addition, he attended the executive management program at the University of Michigan School of Business Administration.

    HOWARD A. BAIN, III resigned effective March 20, 2000 after serving as our Executive Vice President and Chief Financial Officer since January 1999. Prior to joining us, Mr. Bain held various positions at Symantec Corporation, a software management and security technology company, since October 1991. Most recently Mr. Bain was Vice President, Worldwide Operations and CFO at Symantec Corporation. Mr. Bain graduated from California Polytechnic University in 1971 with a B.S. in business and is a Certified Public Accountant.

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

    CHARLES W. CHANG has served as our Senior Vice President and Group Executive of the i.Intelligence group since October 1999. Previously, from August 1999 until October 1999, Mr. Chang was our Vice President and General Manager, Data Warehouse. Mr. Chang joined Informix after a tenure as senior vice president and general manager of Business Objects Corporation, a provider of integrated enterprise decision support tools. Mr. Chang also has more than 20 years experience with IBM in sales and general management positions. Prior to his departure, he was director of worldwide sales for IBM's data management products, a $1.7 billion operation. Prior to this position, Mr. Chang led IBM's Internet Division in Asia Pacific, managing the sales and marketing for IBM's e-business initiative in the region. Mr. Chang holds a bachelor's degree in math from UCLA, as well as a master's degree in management from the University of Southern California. Chang is also a graduate of the executive program at UCLA's Anderson School.

    JAMES F. HENDRICKSON, JR. has served as our Senior Vice President and Group Executive, i.Informix group, since October 1999. He has also served as our Vice President, Customer Services, since July 1992 until October 1999 and as our Lenexa (Kansas) Site General Manager from February 1995 until

October 1999. From 1991 until the time he joined us, Mr. Hendrickson was Senior Vice President of Sales and Support at Image Business Systems, a developer of document image management software for client/ server systems. Mr. Hendrickson holds a B.S. in mechanical engineering from Stanford University and an M.B.A. in business and administration from the University of California, Los Angeles.

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

    WAYNE E. PAGE joined the Company in October 1999 as Vice President, Human Resources. Mr. Page spent the previous two years as a senior consultant for The Hay Group. From 1996 to 1997, Mr. Page was a client manager and human resources consultant with Alexander & Alexander (Aon), a human resources consulting firm. From 1991 to 1996, he served as health and welfare practice leader and senior manager for KPMG LLP, an accounting firm. From 1989 to 1991, he held a similar position with Ernst & Young, an accounting firm. Prior to these eight years of human resources consulting with KPMG LLP and Ernst & Young, Mr. Page had
17 years of corporate human resources experience with the Central Companies and Transamerica Corporation. Mr. Page holds a BS in Human Resources from The Ohio State University and attended the Ohio State University College of Law.

    WILLIAM F. O'KELLY joined the Company in August 1999 as the Company's Vice President, Treasurer. Mr. O'Kelly also served as a financial consultant to the Company from May 1998 until August 1999. Previously, Mr. O'Kelly was Chief Financial Officer at Chemical Supplier Technology Inc. and Corporate Controller at Air Liquide America Corporation, an industrial and medical gases company, from August 1993 until December 1995. Mr. O'Kelly holds at B.S. in accounting from the University of Florida.

    MICHAEL A. STONEBRAKER has served as our Vice President and Chief Technology Officer since February 1996. Dr. Stonebraker co-founded Illustra, a database management software company acquired by Informix in February 1996, and served in a consulting capacity with Illustra as its Chief Technology Officer until February 1996. Dr. Stonebraker is a professor emeritus of Electrical Engineering and Computer Sciences at the University of California, Berkeley, where he joined the faculty in 1971. Dr. Stonebraker holds a B.S. in electrical engineering from Princeton University and an M.S. and Ph.D. in computer information and control engineering from the University of Michigan.

    F. STEVEN WEICK has served as the Company's Senior Vice President and Group Executive, i.Foundation group since October 1999. Previously, from October 1998 until October 1999, Mr. Weick served as the Company's Vice President, Research and Development. Mr. Weick joined us in 1997 as Vice President of Server Development. Prior to joining us, Mr. Weick was Vice President of Engineering for MapInfo Inc., a business mapping solutions company from 1995 to August 1997. Mr. Weick led development activities for five years at Tandem Computers, the last three as Vice President of Communications Hardware and Software Products, and earlier led the Non-Stop SQL server, compiler and tools development groups. Mr. Weick began his career at IBM in 1965 as a development engineer; he held numerous positions at IBM, including: chief architect for database products, consultant to the corporate technical committee, development manager responsible for DB2, and program manager for compilers. Mr. Weick holds a B.S. in mathematics from Purdue University and an M.B.A. from Pepperdine University.

ITEM 2. PROPERTIES

    Our headquarters and principal marketing, finance, sales, administration, customer service and research and development operations are located in five buildings throughout a corporate office park in Menlo Park, California. We currently lease approximately 206,000 square feet of space in these buildings. The lease agreements for two of the buildings expire in September 2001. The lease agreements for the remaining three buildings expire in March 2003. We lease an additional 33,000 square feet in two nearby buildings. The lease agreements for these buildings expire in October 2000 and May 2003.

    We also occupy approximately 135,000 square feet in Lenexa, Kansas. This facility incorporates a portion of the research and development, customer service and telemarketing organizations and serves as the principal domestic manufacturing facility. These buildings are leased to us under two separate lease agreements, both of which expire in April 2003, subject to our renewal rights of two additional five-year terms.

    Some of the research and development operations for our products as well as a portion of our customer service and sales training operations are located in Oakland, California. We lease approximately 130,000 square feet at this site which is scheduled to expire in May 2003. We also lease approximately 47,000 square feet on two separate floors in Portland, Oregon which is primarily utilized for research and development. The lease for one floor of this facility expires on March 15, 2000. To replace this space, we have leased 60,000 square feet in another downtown Portland building for a term of five years. The lease for the remaining floor of the original building, which expires on October 31, 2003, is being marketed for sub-lease. The entire Portland operation will be relocated to the newly acquired office space.

    In October 1999, through the acquisition of Cloudscape, we assumed the lease obligations for a number of facilities in North America, of which only the Oakland, California location is significant. The current plans are to relocate the Oakland Cloudscape employees to our existing Oakland office in the second quarter of 2000 and dispose of the existing Oakland Cloudscape lease.

    We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. We believe that our current facilities are adequate to meet our needs through the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

    On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable Federal and state courts. The settlement resolves all material litigation arising out of the restatement of our financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, we paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of our insurance carriers on behalf of certain of our current and former officers and directors. We will also issue a minimum of nine million shares of our common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. Our former independent auditors, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement will be $142 million. As of December 31, 1999, we had issued 2.9 million of the minimum amount of 9 million shares issuable pursuant to the memorandum of understanding.

    In July 1997, the Securities and Exchange Commission ("SEC") issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company's financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company and the SEC have entered into a settlement of the investigation as to the Company. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to
Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of
Section 17(a) of the Securities Act of 1933 ("Securities Act"), and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rules 10b-5, 12b-20 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company also is required to cooperate in the SEC's continuing investigation of other entities and persons. As a consequence of the issuance of the Order, the Company is statutorily disqualified, pursuant to
Section 27A(G)(1)(A)(ii) of the Securities Act and Section 21E(b)(1)(A)(ii) of the Exchange Act, for a period of three years from the date of the issuance of the Order, from relying on the protections of the "safe harbor" for forward-looking statements set forth in Section 27(A)(c) of the Securities Act and Section 21(E)(c) of the Exchange Act.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. During settlement negotiations prior to the filing of the action, EXPO 2000 stated that it would accept approximately $2.5 million to settle. In March 1999, a panel of three judges appointed by the court recommended a settlement pursuant to which EXPO 2000 and Informix would release the other from all claims. EXPO 2000 declined to accept the recommendation. In August 1999, the court entered a judgment against Informix in the amount of approximately $6.0 million, although approximately $2.1 million of judgment is conditioned upon the return to Informix by EXPO 2000 of certain software. Informix has filed an appeal. The Company has reserved
$2.5 million for the expected outcome of the appeal.

PATENT INFRINGEMENT LAWSUIT

    On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against us in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. The Informix products that IBM alleges infringe its patents are Informix Online Dynamic Server versions 5, 6 and 7, Informix SE version 6, Informix NewEra version 1, Informix NET, Informix STAR, Illustra Visual Information Retrieval, and Illustra Visual Intelligence Viewer. In its complaint, IBM seeks a permanent injunction against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. We strongly believe that the allegations in the complaint are without merit and intend to defend the action vigorously and to assert such counterclaims against IBM as may be appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    Our Common Stock is traded on the National Market of The Nasdaq Stock Market under the symbol "IFMX." The following table lists the high and low sales prices of our Common Stock for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING DECEMBER 31, 1999:
  Fourth Quarter............................................   $13.31     $6.38
  Third Quarter.............................................     9.75      6.75
  Second Quarter............................................     9.81      6.03
  First Quarter.............................................    14.00      7.00

FISCAL YEAR ENDING DECEMBER 31, 1998:
  Fourth Quarter............................................   $ 9.88     $3.75
  Third Quarter.............................................     7.91      3.50
  Second Quarter............................................    10.44      6.00
  First Quarter.............................................     9.88      4.81

    At December 31, 1999, there were approximately 3,902 stockholders of record of our Common Stock, as shown in the records of our transfer agent.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our Common Stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The holders of our Series B Convertible Preferred Stock (the "Series B Preferred") are entitled to receive a cumulative dividend at an annual rate of 5% of the face value of each share of Series B Preferred, resulting in an aggregate annual dividend accrual of $0.4 million, based on the 7,000 shares of Series B Preferred outstanding at December 31, 1999. The dividend is generally payable upon the conversion or redemption of the Series B Preferred and may be paid in cash or, at our election and subject to certain conditions, in shares of Common Stock. In addition, the Certificate of Designation of the Series B Preferred prohibits us from paying any dividend or other distribution on any security ranking junior to the Series B Preferred.

    In the first quarter of 1999, we paid $1.3 million to the Series B Preferred stockholders as a result of certain contractual provisions under our Registration Rights Agreement with the Series B Preferred stockholders. This amount was recognized in fiscal 1998 as an additional dividend to the Series B Preferred stockholders.

    The Series B Preferred is convertible at the election of the holders into shares of Common Stock. The currently outstanding Series B Preferred was originally issued on November 19, 1997. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each share of Series B Preferred, which has a face value of $1,000, is convertible into (i) shares of Common Stock at a per share price equal to the lowest of (A) $7.84--the average of the closing bid prices for the Common Stock for the 22 trading days immediately prior to the 180th day following the initial issuance date of the Series B Preferred, (B) 101% of the average of the closing bid prices for the Common Stock for the 22 trading days ending five trading days prior to the date of actual conversion or (C) 101% of the lowest closing bid price for the Common Stock during the five trading days immediately prior to the date of actual conversion and (ii) warrants to acquire that number of shares of Common Stock equal to 20% of the shares determined pursuant to item (i). The exercise price for these warrants is $7.84 per share.

The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of specified events.

    In October 1999, in connection with our acquisition of Cloudscape, Inc. ("Cloudscape") pursuant to an agreement and plan of reorganization dated September 15, 1999, we issued to the shareholders of Cloudscape an aggregate of 9,583,000 shares of our common stock (the "Shares") on October 15, 1999 in exchange for all of the outstanding common stock of Cloudscape. The issuance of the Shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each of the Cloudscape shareholders represented its intention to acquire the Shares for investment only and not with a view to, or for sale in connection with any, distribution thereof. Appropriate legends were affixed to the share certificates issued to Cloudscape shareholders. Cloudscape shareholders had adequate access to information about Informix. Subsequent to the issuance, the Shares were registered on a registration statement on Form S-3.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                           1999(1)     1998(2)     1997(3)      1996       1995
                                          ---------   ---------   ---------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............................  $ 871,536   $ 735,506   $ 663,892   $734,540   $636,547
Net income (loss).......................    (11,164)     50,184    (360,388)   (74,019)    38,600
Preferred stock dividend................       (995)     (3,478)       (301)        --         --
Value assigned to warrants..............         --      (1,982)     (1,601)        --         --
Net income (loss) applicable to common
  stockholders..........................    (12,159)     44,724    (362,290)   (74,109)    38,600
Net income (loss) per common share:
  Basic.................................      (0.06)       0.26       (2.37)     (0.49)      0.27
  Diluted...............................      (0.06)       0.25       (2.37)     (0.49)      0.26
Total assets............................    646,212     622,065     566,021    883,259    682,445
Long-term obligations...................      1,420       3,759       6,544      2,394      2,846
Retained earnings (accumulated
  deficit)..............................   (241,078)   (231,934)   (282,118)    78,269    154,098

------------------------------

(1) In 1999, we recorded restructuring-related adjustments that increased operating income by $0.6 million and, in connection with our acquisition of Cloudscape in October 1999, recorded a charge to operations of $2.8 million for merger related expenses. In addition, we recorded a charge of $97.0 million related to the settlement of private securities and related litigation against us.

(2) In 1998, we recorded restructuring-related adjustments that increased operating income by $10.3 million and, in connection with our acquisition of Red Brick in December 1998, recorded a charge to operations of $2.6 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses.

(3) In 1997, we recorded a restructuring charge of $108.2 million, a write-down of certain assets in Japan of $30.5 million and a write-down of capitalized software of $14.7 million.

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

OVERVIEW

    Informix Corporation is a leading supplier of information management software and solutions to governments and enterprises worldwide. We design, develop, manufacture, market and support

    - Object-relational and relational database management systems

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

    On November 30, 1999, we reached a definitive agreement (the "Ardent Agreement") to acquire Ardent Software, Inc. ("Ardent"), a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In accordance with the Ardent Agreement, 3.5 shares of our common stock will be exchanged for each outstanding Ardent share. The transaction is expected to be accounted for as a pooling-of-interests and completion of the transaction, which is subject to the approval of stockholders of both companies, is expected to occur in the first quarter of 2000.

    On October 8, 1999, we completed our acquisition of Cloudscape, Inc. ("Cloudscape"), a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received shares of our common stock in exchange for their shares of Cloudscape at the rate of approximately 0.56 shares of our common stock for each share of Cloudscape common stock (the "Cloudscape Merger"). The Cloudscape Merger was accounted for as a pooling-of-interests. An aggregate of 9,583,000 shares of our common stock were issued pursuant to the Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape common stock were assumed by us.

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

    On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable Federal and state courts. The settlement resolves all material litigation arising out of the restatement of our financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, we paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of our insurance carriers on behalf of certain of our current and former officers and directors. We will also issue a minimum of nine million shares of our common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. Our former independent auditors, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement will be $142 million. As of December 31, 1999, we had issued 2.9 million of the minimum amount of 9 million shares issuable pursuant to the memorandum of understanding.

    In July 1997, the Securities and Exchange Commission ("SEC") issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company's financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company and the SEC have entered into a settlement of the investigation as to the Company. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and
Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. See "Factors Affecting Operating Results--Settlement of SEC investigation could harm our business."

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the years ended December 31, 1999, 1998 and 1997.

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
                                                                         PERCENT OF NET
                                                                            REVENUES
Net revenues:
  Licenses..................................................     51%           52%           57%
  Services..................................................     49            48            43
    Total net revenues......................................    100           100           100
Cost and expenses:
  Cost of software distribution.............................      5             5             9
  Cost of services..........................................     20            21            25
  Sales and marketing.......................................     36            37            63
  Research and development..................................     19            20            21
  General and administrative................................      9            10            13
  Write-off of goodwill and long-term assets................     --            --             5
  Write-off of acquired research and development............     --            --             1
  Merger and restructuring charges..........................     --            (1)           16
    Total expenses..........................................     89            93           154
Operating income (loss).....................................     11             7           (54)
Net income (loss)...........................................     (1)%           7%          (54)%

    Our operating results for 1999 improved over the prior year due to revenue growth of 18% while costs and expenses increased by only 13% when compared to 1998. Growth in consolidated revenues was experienced by all regions during fiscal 1999 as sales increased by 20%, 19%, 18% and 18% in Latin America, North America, Europe and Asia/Pacific, respectively. As a percentage of net revenues, all operating expense categories for 1999 either decreased or remained consistent when compared to 1998 as we continued our effort to keep operating expenses in line with revenues. Revenue growth combined with lower operating costs resulted in an increase of $45.2 million, or 85%, in operating income to $98.5 million for 1999 from $53.3 million in 1998.

REVENUES

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

    LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues for 1999 increased 15% to $442.8 million from $383.9 million in 1998. The higher license revenue growth rate experienced in 1999 was due to continued demand for our established products and the introduction and market positioning of new products and versions including our Red Brick and Cloudscape product offerings. Each of our regions reported increased license revenues for fiscal 1999 when compared to fiscal 1998, as follows:

    - Europe, Middle-East and Africa ("EMEA") license revenues increased to $148.4 million as compared to $125.2 million, an increase of 19%

    - North America license revenues increased to $200.4 million as compared to $170.2 million, an increase of 18%

    - Latin America license revenues increased to $36.3 million as compared to $33.9 million, an increase of 7%

    - Asia/Pacific license revenues increased to $57.7 million as compared to $54.6 million, an increase of 6%

    License revenues for 1998 increased slightly to $383.9 million from $378.2 million in 1997. This modest increase in license revenues reflected a number of factors which affected us during 1998, including an overall decrease in revenue growth rates in the RDBMS industry worldwide, continued uncertainty in the Asia/Pacific economies and financial markets as well as changes to our European management.

    Our increased focus on reseller channels in 1996 resulted in a significant build-up of licenses that had not been resold or utilized by the resellers. As discussed in Note 1 to our Consolidated Financial Statements, revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers and financial institutions in advance of revenue being recognized are recorded as a liability in "advances from customers and financial institutions" in our Consolidated Financial Statements. Advances in the amount of $34.3 million and $121.1 million had not been recognized as earned revenue as of December 31, 1999 and 1998, respectively. During the year ended December 31, 1999, we received $6.5 million in customer advances and recognized revenue from previously recorded customer advances of $82.0 million. Included in the $82.0 million recognized were $69.1 million of licenses which were resold or utilized by the reseller, $11.4 million related to contractual reductions in customer advances and $1.5 million related to previously-deferred revenue for solution sales which has now been recognized.

    Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software. As of December 31, 1999, we had reached structured settlements with three resellers with remaining rights to resell a total of $1.0 million of our products, which will be utilized by December 31, 2000 pursuant to the minimum future reduction terms of the settlement.

    Management believes that the level of licenses sold through these resellers is likely to continue; however, revenue may not be sustained following full utilization of the "advances from customers and financial institutions" because there may be less incentive for resellers to sell our products.

    In order to properly recognize revenue on arrangements where the reseller has duplication rights, we rely on accurate and timely reports from resellers of the quantity of licenses that have been resold or utilized. In instances where a reseller does not submit a timely report, we accrue royalty revenue through the end of the reporting period provided we have vendor specific historical information. From time to time, late or inaccurate reports are identified or corrected for a variety of reasons, including resellers updating their reports or as a result of our proactive activities such as audits of the resellers' royalty reports. As a result, audits form these late or updated reports, which was not previously accrued, is recognized in the period during which the reports are received. Such revenue amounted to approximately $6.0 million for 1998 and was not significant for 1999. We expect that the late or inaccurate reporting of resale or utilization of licenses by resellers and the resulting fluctuations will continue for the foreseeable future.

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

    SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues increased 22% to $428.7 million in 1999 and 23% to $351.6 million in 1998 from $285.7 million in 1997. Service revenues accounted for 49%, 48%, and 43% of total revenues in 1999, 1998 and 1997, respectively. The increase in service revenues, both in absolute dollars and as a percentage of total revenues, was attributable primarily to the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support. Maintenance revenues increased 28% to $325.6 million for 1999 and 35% to $253.6 million for 1998 from $188.1 million for 1997. Consulting and training revenues increased 5% to $103.1 million for 1999 and remained flat at $97.9 million for 1998 as compared to $97.6 million in 1997.

COSTS AND EXPENSES

    COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased $7.7 million, or 22%, to $43.1 million for 1999 compared to $35.4 million for 1998. This increase was primarily due to an increase in royalties related to new products and the write-off of capitalized software costs. During the third quarter of 1999, approximately $2.4 million of previously capitalized software costs were written down to the estimated net realizable value after it was determined that the projected sales of certain tools products and system management programs were not sufficient to realize the capitalized product development costs. Amortization of capitalized software remained relatively flat at $19.3 million in 1999 compared to $20.7 million and $21.4 million in 1998 and 1997, respectively. The amortization of capitalized software will vary from period to period as new products are released and other products become fully amortized. Cost of software distribution decreased to $35.4 million in 1998 from $63.0 million in 1997. This decrease was primarily caused by a write-down in 1997 of $14.7 million to net realizable value of certain of our database tool products related to our acquisition of CenterView Software, Inc. in the first quarter of 1997, a decrease in third party software royalties, the write-off of certain unused application software in the second quarter of 1997 and a reduction in labor, materials and shipping costs.

    COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services for 1999 increased 11% to $173.7 million from $155.9 million in 1998 due primarily to a 10% increase in average headcount during 1999, a portion of which resulted from the addition of the Red Brick consulting team subsequent to the completion of the acquisition in December 1998. Cost of services decreased as a percentage of net service revenues to 41% for 1999 compared to 44% for 1998. The increase in gross service margins from 56% in 1998 to 59% during 1999 was due to a higher percentage of customer maintenance support revenue in 1999 which typically has a higher profit margin than consulting and training services revenue. Maintenance represented approximately 76% of service revenues in 1999 compared to 72% in 1998. Cost of services for 1998 decreased by 7% to $155.9 million as compared to $166.9 million in 1997 and decreased as a percentage of net service revenues to 44% for 1998 compared to 58% for 1997. These decreases were primarily attributable to decreases of 11% in average headcount for 1998 over the same period in 1997 as well as improved efficiency and better control of outsourced expenses.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses increased 15% to $312.1 million for 1999 from $271.9 million for 1998 due primarily to increased advertising and marketing efforts during 1999 in connection with the introduction of several new products and our new corporate logo and identity in order to increase brand awareness. This increase was in line with net revenue growth rates as sales and marketing expenses as a percentage of net revenues were 36% and 37% for 1999 and 1998, respectively. Sales and marketing expenses decreased 35% to $271.9 million for 1998 from $418.1 million for 1997. The decrease in sales and marketing expenses in 1998 as compared to 1997 was primarily the result of a significant reduction in average sales and marketing headcount worldwide. We intend to invest more resources in marketing and communications programs during 2000 than we have in recent years in order to attempt to create greater market awareness and visibility.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses increased 9% to $163.3 million for 1999 from $149.6 million for 1998 and $141.5 million for 1997. The increase in research and development expenses during 1999 was attributable primarily to increased amortization of intangible assets resulting from the acquisition of Red Brick and a slight increase in average headcount during 1999, offset by an increase of $4.0 million in the amount of product development expenditures capitalized in 1999 compared to 1998. The increase for 1998 was primarily due to increased salary and benefits and a 10% decrease in the amount of product development expenditures capitalized in 1998 compared to 1997. This decrease in capitalized expenditures was attributable to the fact that, during the first half of 1997, a large portion of expenditures incurred were on products that had reached technological feasibility but had not yet been commercially released. As a percentage of net revenues, research and development expenses have decreased slightly to 19% for 1999, from 20% and 21% for 1998 and 1997, respectively, which is the level that we believe is consistent with our long-term objectives for research and development spending.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses were $78.6 million in 1999 as compared with $77.0 million in 1998, an increase of 2%. During 1999, general and administrative expenses decreased as a percentage of net revenues to 9% from 10% in 1998. During 1998, general and administrative expenses decreased 13% to $77.0 million from $88.1 million for 1997. The decrease in 1998 in absolute dollars and as a percentage of net revenues was primarily the result of a reduction in bad debt expense due to our efforts to better manage both the amount and credit risk of our accounts receivable balances, offset by increases in legal and other professional service fees, consulting fees and average headcount.

    WRITE-OFF OF GOODWILL AND OTHER LONG-TERM ASSETS. During the first quarter of 1997, our Japanese subsidiary experienced a significant sales shortfall and operating losses. Accordingly, we evaluated the ongoing value of the subsidiary's long-lived assets (primarily computer and other equipment) and goodwill. Based on this evaluation, we determined that the subsidiary's assets had been impaired and wrote them down by $30.5 million to their estimated fair values. Fair value was determined by using estimated future discounted cash flows and/or resale market quotes as appropriate.

    WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. In connection with our acquisition of Red Brick in December 1998, and our acquisition of Centerview Software, Inc. ("Centerview") in February 1997, we recorded charges of $2.6 million and $7.0 million in 1998 and 1997, respectively.

    Our December 1998, acquisition of Red Brick has been accounted for as a purchase. We issued approximately 7.6 million shares of our Common Stock to acquire all of the outstanding shares of Red Brick common stock. We also reserved an additional 2.5 million shares of our Common Stock for issuance in connection with the assumption of Red Brick's outstanding stock options and warrants.

    The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $55.8 million included the issuance of stock and the assumption of stock options (together $35.9 million, net of issuance costs), direct acquisition costs of $1.0 million, accrued merger and integration costs of $7.9 million and liabilities assumed of $11.0 million. Of the total purchase price, $2.6 million was allocated to in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses, $7.8 million was allocated to cash and short-term investments, approximately $10.2 million was allocated to other tangible assets, $7.4 million was allocated to capitalized software, $4.7 million was allocated to the acquired workforce and $23.1 million was allocated to goodwill. Goodwill, capitalized software and the acquired workforce are intangible assets which are being amortized over their estimated lives, which average five years.

    The following two in-process research and development projects were acquired in the acquisition of Red Brick:

        RED BRICK WAREHOUSE ("WAREHOUSE")--a high-performance, client/server RDBMS software product specifically designed for data warehousing, data mart, data mining, and OLAP applications. Warehouse has been Red Brick's core product and, as of December 31, 1998 (the "Valuation Date"), was being sold as version 5.1, which was released in January 1998. We released Informix Red Brick Warehouse version 5.1.7 on schedule during May 1999.

        RED BRICK FORMATION ("FORMATION")--an ETML (Extract, Transfer, Move,
    Load) product which was originally released as version 1.3 in September 1998 (the current version as of the Valuation Date). Formation is considered to be in the early stages of its product life cycle. New features and functionality are currently under development and will be added in subsequent releases. We released Red Brick version 1.4 on schedule during May 1999 and we are currently in the process of evaluating the future use of Formation version 2.0 due to the acquisition of similar technology as a result of the pending merger with Ardent.

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

    In February 1997, we acquired all of the outstanding capital stock of CenterView, a privately-owned company which developed and sold software application development tools. The aggregate purchase price paid was approximately $8.7 million, which included cash and direct acquisition costs. The transaction was accounted for as a purchase and, based on an independent appraisal of the assets acquired and liabilities assumed, the purchase price was allocated to the net tangible and intangible assets acquired including developed software technology, acquired workforce, in-process technology, and goodwill. The in-process technology, which, based on the independent appraisal, was valued at $7 million, had not reached technological feasibility at the date of acquisition and had no alternative future uses in other research and development projects. Consequently, its value was charged to operations in the first quarter of fiscal 1997, the period in which the acquisition was consummated. The remaining identifiable intangible assets are being amortized over three to five years.

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

    MERGER AND RESTRUCTURING CHARGES. During the quarter ended December 31, 1999, we recorded a charge of $2.8 million associated with the merger with Cloudscape. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies; including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets. Accrued merger costs totaling $1.3 million remained as a liability in our Consolidated Financial Statements as of December 31, 1999. (See Note 11 to our Consolidated Financial Statements.)

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

    During 1999 and 1998, adjustments of $0.6 million and $10.3 million, respectively, were recorded to the results of operations. These adjustments, which appear as a credit to restructuring charges in our Consolidated Statement of Operations for the years ended December 31, 1999 and 1998, were due primarily to adjusting the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. We have substantially completed actions associated with our restructuring except for subleasing or settling our remaining long-term operating leases related to vacated properties. The terms of these operating leases expire at various dates through 2003. Accrued restructuring costs totaling $1.8 million remained as a liability in our Consolidated Financial Statements as of December 31, 1999, all of which related to facility charges. (See Note 13 to our Consolidated Financial Statements.)

OTHER INCOME (EXPENSE)

    INTEREST INCOME. Interest income for 1999 was $11.1 million as compared to $11.7 million and $5.8 million for 1998 and 1997, respectively. Excluding approximately $2.4 million of interest income related to income tax refunds received in fiscal 1998, interest income earned during 1999 on cash and short-term investments actually increased by 19% over 1998. This increase is consistent with the increase in the average interest-bearing cash and short-term investment balances during 1999 when compared to the same period in 1998. The increase in 1998 when compared to 1997 also resulted from an increase in the average interest-bearing cash and short-term investment balances in 1998 due to increased sales and operating income as well as approximately $2.4 million in interest income related to income tax refunds received during 1998.

    INTEREST EXPENSE. Interest expense decreased to $4.3 million for 1999 from $5.8 million and $9.4 million for 1998 and 1997, respectively. These decreases are due primarily to a decline in the amortization of interest charges incurred in connection with the financing of customer accounts receivable prior to 1998, in addition to a decline in interest charges related to payments on capital leases. We did not enter into any accounts receivable financing transactions in 1999 and 1998.

    LITIGATION SETTLEMENT EXPENSE. During 1999, we incurred a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the settlement of the private securities and related litigation against us. The charge consists of $3.2 million in cash, $91.0 million in common stock and approximately $2.8 million in legal fees required to obtain and complete the settlement. The charge excludes approximately $13.8 million of insurance proceeds which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, increased to net other income of $2.5 million for 1999 from a net other expense of $4.6 million for 1998. For 1999, other income included approximately $3.7 million of net realized gains on the sale of long-term investments, offset by a downward adjustment of $0.5 million to the carrying value of certain investments and approximately $0.3 million of net foreign currency transaction losses. During 1998, other income (expense), net, decreased to a net other expense of $4.6 million from net other income of $10.5 million for 1997. Other income (expense), included $4.8 million of foreign currency transaction losses and $8.0 million of foreign currency transaction gains in 1998 and 1997, respectively. Approximately $7.5 million of the $8.0 million of foreign currency transaction gains recognized in 1997 resulted primarily from a change in our foreign currency denominated intercompany accounts payable and accounts receivable balances arising from the restatement of our 1996, 1995 and 1994 financial statements. Other components of other income (expense) for 1997 included $8.1 million of net realized gains on the sale of long-term investments offset by a downward adjustment of $4.5 million to the carrying value of certain investments.

INCOME TAXES

    In 1999, income tax expense of $21.9 million resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. We have provided a valuation allowance for the net deferred tax assets that are dependent on taxable income beyond 2000 in foreign jurisdictions, and domestic taxable income. The expected tax expense of $3.8 million, computed by applying the federal statutory rate of 35% to the income before income taxes, was offset primarily by a $12.7 million decrease in the valuation allowance and a $19.4 million net foreign tax expense.

    In 1998, income tax expense resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. We have provided a valuation allowance for the net deferred tax assets that are dependent on future taxable income. The expected tax expense of $19.1 million, computed by applying the federal statutory rate of 35% to the income before income taxes, was offset primarily by a $11.2 million decrease in the valuation allowance and a $4.4 million net foreign tax benefit.

    In 1997, income tax expense resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. The expected tax benefit computed by applying the federal statutory rate to the loss before income taxes was substantially offset by a corresponding increase in the valuation allowance for net deferred tax assets. We have provided a valuation allowance for the net deferred tax assets in excess of amounts recoverable through carryback of net operating losses. Accordingly, the net deferred tax asset at December 31, 1997 of $34 million was provided for anticipated IRS tax refunds, which were received during 1998.

QUARTERLY OPERATING RESULTS

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1999
  Net revenues...........................    $ 196,944        $ 207,208       $ 216,272        $251,112
  Gross profit...........................      141,857          154,146         161,483         197,289
  Net income (loss)......................    $   5,526        $ (81,453)      $  21,993        $ 42,770
  Preferred stock dividend...............         (303)            (279)           (247)           (166)
                                             ---------        ---------       ---------        --------
  Net income (loss) applicable to common
    stockholders.........................    $   5,223        $ (81,732)      $  21,746        $ 42,604
                                             =========        =========       =========        ========
  Net income (loss) per common share:
    Basic................................    $    0.03        $   (0.42)      $    0.11        $   0.20
                                             =========        =========       =========        ========
    Diluted..............................    $    0.03        $   (0.42)      $    0.10        $   0.20
                                             =========        =========       =========        ========

Year ended December 31, 1998
  Net revenues...........................    $ 161,019        $ 174,284       $ 185,284        $214,919
  Gross profit...........................      113,586          128,355         138,080         164,092
  Net income (loss)......................    $     118        $  10,593       $  16,919        $ 22,554
  Preferred stock dividend...............         (603)            (624)           (589)         (1,662)
  Value assigned to warrants.............       (1,594)            (388)             --              --
                                             ---------        ---------       ---------        --------
  Net income (loss) applicable to common
    stockholders.........................    $  (2,079)       $   9,581       $  16,330        $ 20,892
                                             =========        =========       =========        ========

  Net income (loss) per common share:
    Basic................................    $   (0.01)       $    0.06       $    0.10        $   0.12
                                             =========        =========       =========        ========
    Diluted..............................    $   (0.01)       $    0.05       $    0.09        $   0.11
                                             =========        =========       =========        ========

Year ended December 31, 1997
  Net revenues...........................    $ 149,902        $ 182,527       $ 150,184        $181,279
  Gross profit...........................       79,616          124,042          97,898         132,393
  Net income (loss)......................    $(144,610)       $(111,931)      $(111,479)       $  7,632
  Preferred stock dividend...............           --               --              --            (301)
  Value assigned to warrants.............           --               --              --          (1,601)
                                             ---------        ---------       ---------        --------
  Net income (loss) applicable to common
    stockholders.........................    $(144,610)       $(111,931)      $(111,479)       $  5,730
                                             =========        =========       =========        ========

  Net income (loss) per common share:
    Basic................................    $   (0.96)       $   (0.74)      $   (0.73)       $   0.04
                                             =========        =========       =========        ========
    Diluted..............................    $   (0.96)       $   (0.74)      $   (0.73)       $   0.03
                                             =========        =========       =========        ========

    In the first quarter of 1997, we experienced a substantial shortfall in license revenues compared to forecasts, resulting in a substantial loss for the quarter. The shortfall in revenue was due to slow growth in demand for RDBMS products as well as our inability to close a number of sales transactions that management anticipated would close by the end of the quarter, especially in Europe. As a result of the shortfall in license revenues for this quarter, we, in the second and third quarters of 1997, initiated two internal restructurings of our operations intended to reduce operating expenses and improve our financial condition. These restructurings included reductions in headcount and leased facilities and the downsizing, elimination or conversion into solutions labs of our planned Information Superstores. Costs associated with the restructurings totaled approximately $108.2 million and had a material adverse impact on our results of operations for 1997 "See Restructuring Charges." Additionally, during 1997, we had a major restatement for all of the periods included in the three years ended
December 31, 1996, as well as for the quarter ended March 31, 1997. At that time, our administrative processes were weak which contributed to the existence of significant weaknesses in our internal controls. Following these events, customers were concerned about Informix's viability and, accordingly, our management was concerned about whether customers would honor their financial obligations to us.

    The restructuring activities and the restatement of financial results impacted the environment in which we operated, and, accordingly, impacted the estimates and assumptions used by management in the preparation of our financial statements. As of December 31, 1997, we made certain estimates including allowances for uncollectable accounts receivable based on the probability of collections, estimates for product returns associated with ongoing customer uncertainty about our financial condition and contingencies associated with continuing issues related to 1997. These estimates, in the ordinary course of business, change as a result of management actions and environmental changes.

    During the last quarter of 1997 and the first two quarters of 1998, we took a number of actions to help restore customer confidence regarding the ongoing viability of Informix. These actions included: (i) generating a total of $63.3 million proceeds from an offering of Series B Preferred Stock and the exercise of warrants related to outstanding Series A-1 Preferred Stock and increasing the balance of cash, cash equivalents and short term investments;
(ii) visits to key customers by senior management to reinforce our customers' confidence in us, (iii) signing significant new contracts with existing customers and winning new customers in a variety of application areas including data warehousing and Web/content management; (iv) demonstrating continued ability to generate a meaningful revenue stream; (v) decreasing employee turnover and increasing the ability to attract new employees and senior management talent; and (vi) introducing significant new products and increasing research and development funding. All of these factors contributed to customers honoring their financial obligations to Informix, while reducing the probability of product return and collections problems.

    Additionally, during the first two quarters of 1998, the following actions were taken and improvements made in the quality of our accounts receivable balances. The actions taken included: (i) centralizing European credit and collections for most countries and outsourcing this function to a professional credit and collections firm; (ii) improving our Europe region's accounts receivable aging from a balance of $8.5 million outstanding greater than 90 days as of December 31, 1997 to a balance of $3.9 million outstanding greater than 90 days as of June 30, 1998; and (iii) refining our methodology for estimating general uncollectible accounts receivable over and above specific accounts receivable reserves.

    The improvement in both our financial condition and the credit and collections processes which resulted from our actions led to a decrease of risk such that reserves for product return and bad debts were reduced by $1.7 million and $5.0 million in the first and second quarters of 1998, respectively.

    We believe the actions taken by management improved our operating environment and helped restore customer confidence in our company and its products.

    As of December 31, 1997, our accrued liabilities included accruals for certain claims against us. During the first quarter of 1998, our lawyers determined that there was no merit to a specific claim for which we had recorded a liability of $1.9 million. Accordingly, we reversed this $1.9 million accrual during the first quarter of 1998. In addition, we reduced an accrued liability related to another specific claim by $2.0 million and $0.8 million during the second and third quarters of 1998, respectively, based on a legal opinion and a settlement offer.

    We recorded restructuring charges of $59.6 million and $49.7 million in the second and third quarters of 1997, respectively. The total restructuring expense decreased by $1.2 million during the fourth quarter of

1997 primarily due to adjusting the original estimate of the loss incurred on the sale of land to the actual loss. We recorded restructuring-related adjustments to decrease restructuring expense by $3.3 million, $1.4 million, $2.6 million and $3.0 million in the first, second, third, and fourth quarters of 1998, respectively, and $0.6 million during the first quarter of 1999 primarily due to adjusting the estimated severance and facility charges to actual costs incurred.

    In the first quarter of 1997, we recorded a charge of $30.5 million to write down the carrying values of certain of our Japanese subsidiary's long-lived assets to their fair values. During the same quarter, we also recorded a charge of $14.7 million to write down the carrying value of capitalized software development costs for certain products to their net realizable values. In connection with our acquisition of Red Brick in December 1998, we recorded a charge to operations in the fourth quarter of 1998 of $2.6 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses. In connection with our acquisition of Cloudscape in October 1999, we recorded a charge of $2.8 million to operations in the fourth quarter of 1999 for merger costs.

    During the second quarter of 1999, we incurred a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the settlement of the private securities and related litigation against us.

LIQUIDITY AND CAPITAL RESOURCES

                                                                     AS OF OR FOR THE
                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Cash, cash equivalents and short-term investments...........   $229.1     $226.6     $157.6
Working capital (deficit)...................................    158.8       31.3     (138.8)
Cash and cash equivalents provided by (used in)
  operations................................................     18.6       21.4     (147.7)
Cash and cash equivalents used for investment activities....    (81.3)     (60.2)     (63.5)
Cash and cash equivalents provided by financing
  activities................................................     21.1       66.6      119.7

    OPERATING CASH FLOWS. We generated positive cash flows from operations totaling $18.6 million for 1999 primarily from improved operating profitability and a reduction in cash outflows for accounts payable and accrued liabilities offset by an increase in the amount of license revenue recognized from customer advances and an increase in the effect of changes in current assets and deferred maintenance revenue on operating cash flows.

    INVESTING CASH FLOWS. Net cash and cash equivalents used for investing activities increased by approximately $21.1 million for 1999 when compared to 1998. This increase was due primarily to a net increase of approximately
$21.2 million in our investment in available-for-sale securities of excess cash generated from operating income during 1999. Other significant changes in investing activities during 1999 when compared to 1998 include a $7.0 million decrease in purchases of strategic investments, an increase in proceeds from the sale of strategic investments of $4.3 million, an increase in capital expenditures of $4.0 million and an increase in the capitalization of software development costs of $4.0 million.

    FINANCING CASH FLOWS. Net cash and cash equivalents provided by financing activities during 1999 consisted primarily of proceeds from the sale of our common stock and advances from customers and financial institutions offset by principal payments on capital leases and payments for structured settlements with resellers. The $45.5 million decrease in cash and cash equivalents provided by financing activities during 1999 when compared to 1998 was due primarily to net proceeds of $32.9 million received by us during 1998 from the issuance of 140,000 additional shares of our series A-1 preferred stock at $250 per share and net proceeds of approximately $10.0 million received during 1998 from the issuance of convertible preferred stock by Cloudscape, which was subsequently converted into common stock prior to the Cloudscape Merger.

    SUMMARY. We believe that our current cash, cash equivalents and short-term investments balances and cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

DISCLOSURES ABOUT MARKET RATE RISK

    MARKET RATE RISK. The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999 and 1998, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

    EQUITY SECURITY PRICE RISK. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $1.3 million and $1.0 million impact on the value of these securities in 1999 and 1998, respectively.

    FOREIGN CURRENCY EXCHANGE RATE RISK. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign currency denominated receivables or payables are recognized, and generally offset. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged exposures in these currencies.

    Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. We periodically assess market conditions and occasionally reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of our foreign subsidiaries of up to one year in the future. These forward foreign currency exchange contracts do not qualify as hedges for financial reporting purposes and, therefore, are marked to market. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 1999 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                      WEIGHTED AVERAGE
AT DECEMBER 31, 1999                                CONTRACT AMOUNT    CONTRACT RATE       FAIR VALUE
--------------------                                ---------------   ----------------   --------------
                                                    (IN THOUSANDS)                       (IN THOUSANDS)
Forward currency to be sold under contract:
  Euro............................................      $33,352            1.0125             $198
  Korean Won......................................        5,314              1148              (23)
  Czech Koruna....................................        2,620             36.83                1
  Singapore Dollar................................        1,814             1.654               13
  Thai Bhat.......................................        1,852             37.80              (12)
  Australian Dollar...............................        1,615            1.5477               (1)
  Other (individually less than $1 million).......        3,548                 *              (35)
                                                        -------                               ----
    Total.........................................      $50,115                               $141
                                                        =======                               ====

Forward currency to be purchased under contract:
  British Pound...................................      $33,623            1.6175             $(37)
  Japanese Yen....................................        2,484            100.64              (36)
  Other (individually less than $1 million).......          814                 *               (5)
                                                        -------                               ----
    Total.........................................      $36,921                               $(78)
                                                        =======                               ====
    Grand Total...................................      $87,036                               $ 63
                                                        =======                               ====

------------------------------

* Not meaningful

YEAR 2000 COMPLIANCE

GENERAL

    Many computer systems and software products were originally coded to accept only two-digit entries in the date code field. These date code fields need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with Year 2000 requirements prior to January 1, 2000. Prior to January 1, 2000, significant uncertainties existed in the software industry concerning the potential effects associated with such compliance. Now that January 1, 2000 has come and gone with very few significant reported Year 2000-related incidents, the level of uncertainty surrounding such incidents has diminished.

    Our original Year 2000 compliance efforts included:

    - Reviewing and updating the Year 2000 compliance status of the software and systems used in our internal business processes

    - Obtaining appropriate assurances of compliance from the manufacturers of these products and agreements, as necessary, to modify or replace all non-compliant products

    This program was substantially completed by December 31, 1999.

    In addition, we converted certain of our software and systems to commercial products from third parties that were known to be Year 2000 compliant. This conversion required:

    - The dedication of substantial time from our administrative and management information personnel

    - The assistance of consulting personnel from third party software vendors

    - The training of our personnel using such systems

    Based on the information available to date, we believe that we were able to complete our Year 2000 compliance review and make necessary modifications prior to the end of 1999. To the extent that we will continue to rely on the products of other vendors to resolve Year 2000 issues, there can be no guarantee that we will not experience delays in implementing such products. We could incur substantial costs and disruption of our business if key systems, or a significant number of systems, were to fail as a result of Year 2000 problems or if we were to experience delays in implementing Year 2000 compliant software products.

STATE OF READINESS

    Our Year 2000 project was divided into four major sections:

    - Product Readiness

    - Information Systems Operations & Applications Software (IS Systems)

    - Third-party Suppliers

    - Global Business Processes (includes Facilities, Legal, Manufacturing, Technical Support, Sales, Product Management and Development, Marketing and Finance)

    There were five general phases of our Year 2000 Project applicable to each of the four sections:

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

    - Business Contingency Phase. Designing and implementing contingency plans for each internal organization and critical location during the Year 2000 rollover period

    As of December 31, 1999 we had substantially completed all of the phases for each of the four sections of the project.

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

    We have tested our currently supported products under different Year 2000 test scenarios. We will continue to improve our testing efforts with each new release of our software products. From time to time, our Year 2000 Program Office has updated the history table of each product family when a Year 2000 or DBCENTURY-related product deficiency was found and fixed in a certain interim or maintenance release. We have made Year 2000 testing scenarios part of our standard test suite.

    Our Year 2000 Program Office finished incorporating the Red Brick product compliance information and plans into our Year 2000 Program Plan during the first quarter of 1999. Informix did not experience any Year 2000 related issues with Cloudscape products or facilities.

IS SYSTEMS.

    - IS Operations Systems. Our IS operations systems consist of all computer hardware, systems software and telecommunications. Our current hardware inventory includes PC Desktops, PC Laptops, UNIX servers, UNIX workstations, and NT workgroup servers. Our current software inventory includes Windows 95 operating system and MS Office products, Product Development environment tools for UNIX, and various management systems. Our telecommunications equipment includes both voice and data services, including PBX systems, voicemail, ACD, video conferencing, local area networks, wide area networks, and remote access equipment. We completed remediation of all mission critical IS Operations components by the end of December 1999. Non-critical systems were also made Year 2000 compliant by November 1999. Testing was ongoing as hardware or system software was renovated or replaced, although, the level of testing was significantly limited by our technical ability to emulate our complex systems and networks and cost/ benefit considerations. We began contingency planning in December 1998, completed draft contingency plans by September 1999 and continued to refine and rehearse through the end of December 1999.

    - IS Applications Systems. Our IS applications systems consist of all enterprise-wide applications either supplied by third-party vendors or internally-developed. We completed our remediation efforts of all mission critical IS applications by the end of March 1999. We made all important and non-important IS applications systems Year 2000 compliant by the end of December 1999. None of our other information technology projects have been delayed due to the implementation of the Year 2000 project.

    THIRD-PARTY SUPPLIERS. We identified and prioritized critical suppliers and communicated with them about our plans and progress in addressing the Year 2000 problem and how their individual compliance could impact our success. We completed detailed evaluations of most critical suppliers. These evaluations were followed by the development and implementation of contingency plans where appropriate, which began, in certain departments, in the fourth quarter of 1998 and drafted by the end of September 1999. Follow-up reviews with each of our critical suppliers were completed by the end of December 1999 in order to ascertain alternative communication channels and emergency procedures in the event of widespread outages.

    GLOBAL BUSINESS PROCESSES. We have completed the assessment of the hardware, software and associated embedded computer chips that are used in the operation of all of our critical facilities. All repair and testing of embedded systems within our critical facilities was completed by the end of December 1999. We have also completed the preparation in our key business areas, including Finance, Product Development and Legal. Customer Service completed their Support Plans for the Year 2000 Rollover Weekend, and documented their offerings on the Informix Year 2000 Web Site. We began contingency planning for these organizations and their respective critical business processes in the first quarter of 1999, and were completed with such planning, testing and training by December 1999.

COSTS

    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 project is approximately $3.0 million. The total amount expended on the project through December 31, 1999 was approximately $2.5 million. The estimated future cost of completing the Year 2000 project is estimated to be approximately $0.5 million.

    Our Year 2000 Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material third-party suppliers. We believe that the possibility of significant interruptions of normal operations has been reduced with the implementation of new business systems and the completion of the project as scheduled. However, although the rollover from 1999 to 2000 has passed, many software industry experts believe that there is still reason to expect the occurrence of the Year 2000-related incidents of some kind or the other.

    To date, we have not experienced any disruption of our business or key systems as a result of year 2000 problems. Similarly, we have not been informed of any year 2000 problems encountered by our customers relating to their use of our software products. It is possible, however, that Informix or its customers may encounter year 2000 problems at a later time. If such problems were to arise, we could incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which could hurt our business. If our customers experience year 2000 related problems as a result of their use of our software products, then those customers could assert claims for damages which, if successful, could result in significant costs, damage our operations or adversely affect our ability to sell our products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material impact on our operating results, financial position or cash flows.

    In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. SOP 98-9 is effective for all transactions entered into by us beginning in fiscal year 2000. The adoption of this statement is not expected to have a material impact on our operating results, financial position or cash flows.

RECENT DEVELOPMENTS

    On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against us in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. The Informix products that IBM alleges infringe its patents are Informix Online Dynamic Server versions 5, 6 and 7, Informix SE version 6, Informix NewEra version 1, Informix NET, Informix STAR, Illustra Visual Information Retrieval, and Illustra Visual Intelligence Viewer. In its complaint, IBM seeks a permanent injunction against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. We strongly believe that the allegations in the complaint are without merit and intend to defend the action vigorously and to assert such counterclaims against IBM as may be appropriate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    CURRENT AND POTENTIAL STOCKHOLDERS SHOULD CONSIDER CAREFULLY EACH OF THE FOLLOWING FACTORS IN MAKING THEIR INVESTMENT DECISIONS. THESE FACTORS SHOULD BE CONSIDERED TOGETHER WITH THE OTHER INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K.

                                  RISK FACTORS

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, WHICH COULD RESULT IN OUR FAILING TO ACHIEVE REVENUE OR PROFITABILITY EXPECTATIONS.

    Our quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Managements' Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

    - Changes in demand for our products and services, including changes in industry growth rates,

    - The size, timing and contractual terms of large orders for our software products,

    - Adjustments of delivery schedules to accommodate customer or regulatory requirements,

    - The budgeting cycles of our customers and potential customers,

    - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business,

    - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors,

    - Our ability to develop and introduce on a timely basis new or enhanced versions of our products and solutions,

    - Changes in the mix of revenues attributable to domestic and international sales, and

    - Seasonal buying patterns which tend to peak in the fourth quarter.

INTENSE COMPETITION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS OR GROW OUR BUSINESS.

    We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products is highly competitive, diverse and is subject to rapid change. Moreover, we expect that the technology for database products generally, and, in particular, the technology underlying database solutions and products for the Internet and datawarehousing products, will continue to change rapidly. For example, as customers embrace the Internet, we need to develop and enhance our software solutions to support Internet applications. It is possible that our products will be rendered obsolete by technological advances.

    We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Additionally, as we expand our business in the markets of datawarehousing and Web/e-commerce, we expect to compete with a different group of companies, including small, highly-focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

COMPETITION MAY AFFECT THE PRICING OF OUR PRODUCTS OR SERVICES, AND CHANGES IN PRODUCT MIX MAY OCCUR, EITHER OF WHICH MAY REDUCE OUR MARGINS.

    Existing and future competition or changes in our product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of our products or services. Also, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. Additionally, if significant price reductions in our products or services were to occur and not be offset by increases in sales volume, our operating margins would be adversely affected. For example, several of our competitors have announced the development of enhanced versions of their principal database products that are intended to improve the performance or expand the capabilities of their existing products. New or enhanced products by existing competitors or new competitors could result in greater price pressure on both our products.

    In addition, the following factors could affect the pricing of relational database management solutions products and related products:

    - The industry movement to new operating systems, like Windows NT, Linux and other low-cost operating systems available through other appliances,

    - Access to relational database management solutions products through low-end desktop computers,

    - Access to database-driven solutions, including object-relational database management systems products, through the Internet,

    - The bundling of software products for promotional purposes or as a long-term pricing strategy by competitors, and

    - Our own practice of bundling our software products for enterprise licenses or for promotional purposes with our partners.

    In particular, the pricing strategies of competitors in the software database industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

OUR PROPOSED ACQUISITION OF ARDENT MAY NOT BE APPROVED BY BOTH COMPANIES' STOCKHOLDERS OR, IF THE ACQUISITION IS APPROVED, DIFFICULTIES INTEGRATING ARDENT MAY PREVENT US FROM REALIZING THE BENEFITS OF THE MERGER.

    The completion of our proposed acquisition of Ardent is subject to approval by both companies' stockholders. If the stockholders of either company do not approve the proposed acquisition, it would disrupt our operational plans and could harm our future operating results. Even if we complete the proposed acquisition, we could encounter difficulties integrating Ardent's operations and personnel. Integration difficulties may disrupt the combined company's business and could prevent the achievement of the anticipated benefits of the merger. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include:

    - Distracting management and other key personnel, particularly sales and marketing personnel and senior engineers involved in product development and product definition, from the business of the combined company,

    - Inability to effectively market and distribute Ardent's products or develop Ardent technology so as to produce new or enhanced products that will be accepted in the marketplace,

    - Perceived and potential adverse changes in business focus or product offerings,

    - Failure to generate significant revenue from the sale of newly developed Ardent products,

    - Failure to integrate complex software technology, product lines and software development plans,

    - Potential incompatibility of business cultures,

    - Costs and delays in implementing common systems and procedures, particularly integrating different information systems,

    - Inability to retain and integrate key management, technical, sales and customer support personnel,

    - Inability to maintain Ardent's existing relationships with its partners,

    - Inability to maintain Ardent's existing customers base or replace the Ardent products used by those customers with Informix products, and

    - Disruption in our sales force may result in a loss of current customers or the inability to close sales with potential customers.

    In addition, if we complete the acquisition, we will incur substantial transactional and integration expenses of approximately $30 to $40 million associated with combining the operations of the two companies and the fees of financial advisors, attorneys and accountants. These expenses will prevent us from spending those amounts on other possibly more productive uses. Although we believe that the costs will not exceed this estimate, the estimate may be incorrect or unanticipated contingencies may occur that substantially increase the costs of combining Ardent's operations with our own.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR PRODUCTS MAY DECLINE.

    Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing products and solutions on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products to meet these evolving needs, we will not sell as many products. Our position in existing, emerging or potential markets could be eroded rapidly by product advances.

    Our product development efforts will continue to require substantial financial and operational investment. We may not have sufficient resources to make the necessary investment or to attract and retain qualified software development engineers. In addition, we may not be able to internally develop new products or solutions quickly enough to respond to market forces. As a result, we may have to acquire technology or access to products or solutions through mergers and acquisitions, investments and partnering arrangements. We may not have sufficient cash, access to funding, or available equity to engage in such transactions. Moreover, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with the companies of our choice.

WE HAVE EXPERIENCED, AND ANTICIPATE THAT WE WILL CONTINUE TO EXPERIENCE, TURNOVER AT OUR SENIOR MANAGEMENT LEVELS, WHICH COULD HARM OUR BUSINESS AND OPERATIONS.

    In July 1999, we announced the appointment of Jean-Yves F. Dexmier as a member of the board of directors and president and chief executive officer, while Robert J. Finocchio resigned his position as president and chief executive officer. Mr. Finocchio continues to be actively involved in our management in his capacity as the chairman of the board. During the past nine months, several of our senior executive officers have resigned, including our (i) vice president and treasurer, (ii) vice president, human resources and (iii) vice president, web and e-commerce division, all three of whom have since been replaced, as well as the vice president, corporate controller, who resigned when we replaced the corporate controller position with two controller positions, both of which report directly to our chief financial officer. Also, our vice president, corporate marketing, resigned effective December 31, 1999 and our executive vice president and chief financial officer, Howard A. Bain III, resigned effective March 20, 2000. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers could also resign.

    Of our senior executive officers and key employees, only Robert J. Finocchio, chairman of the board, and the former president and chief executive officer, is bound by an employment agreement, the terms of which are nonetheless at-will. In addition, we do not maintain key man life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current senior executive officers or key employees could harm our business and could affect our ability to successfully implement our business objectives. Our future success will depend to a significant extent on the continued service of our current senior executives. If we were to lose the services of one or more of our current senior executives or key employees, this could adversely affect our ability to grow our business and achieve our business objectives, particularly if one or more of those executives or key employees decided to join a competitor or otherwise compete directly or indirectly with Informix.

OUR EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET ITS BUSINESS OBJECTIVES.

    Since the beginning of 1998, we have expanded our ability to deliver products and solutions for the Internet, including e-commerce solutions, and business intelligence solutions driven by our datawarehouse technology. Our management team has not worked together for a significant length of time and may not be able to successfully implement this strategy. If the management team is unable to accomplish our business objectives, it could materially adversely affect our ability to grow our business. As noted above, Mr. Dexmier was appointed as the president and chief executive officer in July 1999. In addition, two new executive officers, the vice president and treasurer and the vice president, i.Intelligence Business Group, joined Informix in July 1999 and the vice president, human resources, joined Informix in October 1999. Almost all of Informix's other executive officers have joined the company since the beginning of fiscal 1998.

WE MAY NOT BE ABLE TO RETAIN OUR KEY PERSONNEL OR, IF WE COMPLETE THE ACQUISITION OF ARDENT, TO INTEGRATE AND RETAIN ARDENT'S KEY PERSONNEL, WHICH MAY PREVENT US FROM MEETING OUR BUSINESS OBJECTIVES.

    We may not be able to retain our key personnel, including certain sales, consulting, technical and marketing personnel, or attract other qualified personnel in the future. In addition, if we complete the acquisition of Ardent we may not be able to retain Ardent's key personnel, including its current management. Our success depends upon the continued service of key qualified personnel. The competition to attract, retain and motivate these personnel is intense. We have at times experienced, and continue to experience, difficulty recruiting qualified software, customer support and other personnel. The loss of such key personnel could result in our inability to effectively develop, market and sell our products thereby harming our financial results.

ANY CANCELLATIONS OR DELAYS IN PLANNED CUSTOMER PURCHASES OF OUR PRODUCTS OR SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR NET INCOME AND COULD SUBSTANTIALLY REDUCE QUARTERLY REVENUES.

    Because we do not know when, or if, potential customers will place orders and finalize contracts, we cannot accurately predict revenue and operating results for future quarters. If there is a downturn in potential customers' businesses, the domestic economy in general, or in international economies where we derive substantial revenue, potential customers may defer or cancel planned purchases of our products. Because we base operating expenses on anticipated revenue levels and because a high percentage of our expenses are relatively fixed, delays in the recognition of revenues from even a limited number of product license transactions could cause significant variations in operating results from quarter to quarter, which could cause net income to fall significantly short of anticipated levels.

IF A LARGE NUMBER OF THE ORDERS THAT ARE TYPICALLY BOOKED AT THE END OF A QUARTER ARE NOT BOOKED, OUR NET INCOME FOR THAT QUARTER COULD BE SUBSTANTIALLY REDUCED.

    Our software license revenue in any quarter often depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter. If a large number of orders or several large orders do not occur or are deferred, revenue in that quarter could be substantially reduced.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS COULD ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS.

    Our sales of software products have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our quarter ending December 31 are typically higher relative to other quarters because many customers make purchase decisions based on their calendar year-end budgeting requirements and because we measure our sales incentive plans for sales personnel on a calendar year basis. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter.

THE LENGTHY SALES CYCLE FOR PRODUCTS MAKES REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

    Any delay in the sales cycle of a large transaction or a number of smaller transactions could result in significant fluctuations in our quarterly operating results. Our sales cycles typically take many months to complete and vary depending on the product, service or solution that is being sold. The length of the sales cycle may vary depending on a number of factors over which we have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. The sales cycle can be further extended for sales made through third party distributors.

OUR FUTURE REVENUE AND OUR ABILITY TO MAKE INVESTMENTS IN DEVELOPING OUR PRODUCTS IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMER BASE CONTINUING TO LICENSE OUR PRODUCTS AND RENEW OUR SERVICE AGREEMENTS.

    We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, our revenue will be harmed. The maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depend upon the continued use of these services by our installed customer base. Any downturn in software license revenue could result in lower services revenue in future quarters. Moreover, if either license revenue or revenue from services declines, we may not have sufficient cash to finance investments or acquire technology.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT UPON MANY FACTORS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

    International sales represented approximately 51% of our total revenue during the year ended December 31, 1999. The international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

    - Difficulties in staffing and managing international operations,

    - Problems in collecting accounts receivable,

    - Longer payment cycles,

    - Fluctuations in currency exchange rates,

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

    - Uncertainties relative to regional, political and economic circumstances,

    - Recessionary environments in foreign economies, and

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

    In particular, instability in the Asian/Pacific and Latin American economies and financial markets, which together accounted for approximately 19% of our total net revenues during the year ended December 31, 1999, could adversely affect our ability to sell our products internationally.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES.

    Despite efforts to manage foreign exchange risk, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, it is not possible to predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, as noted previously, the sales cycles for our products is relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. In addition to the hedging program, we have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts in the primary European and Asian currencies. This program is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. Additionally, uncertainties related to the Euro conversion could adversely affect our hedging activities.

IF THE INTERNET DOES NOT CONTINUE TO DEVELOP AS WE ANTICIPATE, OR IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED IN THIS MARKET, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

    The Internet is a rapidly evolving market. We are unable to predict whether and to what extent Internet computing and electronic commerce will be embraced by consumers and traditional businesses. Our successful introduction of database-driven products and solutions for the Internet market will depend in large measure on:

    - The commitment by hardware and software vendors to manufacture, promote and distribute Internet access appliances,

    - The lower cost of ownership of Internet computing relative to client/server architecture, and

    - The ease of use and administration relative to client/server architecture.

    In addition, if a sufficient number of vendors do not undertake a commitment to the market, the market may not accept Internet computing or Internet computing may not generate significant revenues for our business. Also, standards for network protocols, as well as other industry-adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards we have chosen will position our products to compete effectively for business opportunities as they arise on the Internet. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium could materially adversely affect our business. Even if the Internet and electronic commerce are widely accepted and adopted by consumers and businesses, our database products and database-driven solutions for the Internet may not succeed. We recently announced our intention to focus a substantial part of our product development and sales efforts on developing and selling technology and services for the Internet market. This market is new to our product development, marketing and sales organizations. We may not be able to market and sell products and solutions in this market successfully. In addition, our database products and database-driven solutions for the Internet may not compete effectively with our competitors' products and solutions. Further, we may not generate significant revenue and/or margin in this market. Any of these events could materially, adversely affect our business, operating results and financial condition.

IF THE DATA WAREHOUSE MARKET DOES NOT CONTINUE TO GROW, OR IF OUR PRODUCT OFFERINGS IN THIS MARKET ARE NOT ACCEPTED, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS OR GROW OUR BUSINESS.

    The data warehouse market may not continue to grow, or may not grow rapidly, and our customers may not expand their use of data warehouse products. In addition, we may not be able to market and sell our products and solutions in this market or otherwise compete effectively and generate significant revenue. Although demand for data warehouse software has grown in recent years, the market is still emerging. Our future financial performance in this area will depend to a large extent on:

    - Continued growth in the number of organizations adopting data warehouses,

    - Our success in developing partnering arrangements with developers of software tools and applications for the data warehouse market, and

    - Existing customers expanding their use of data warehouses.

RECENT ORGANIZATIONAL CHANGES COULD DISRUPT OUR BUSINESS OPERATIONS AND COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

    On October 1, 1999, we reorganized our operating business divisions into four new business groups: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions. We may not achieve the anticipated benefits of this reorganization. In addition, the reorganization could disrupt our current business operations, including our product development and sales efforts. Further, any such disruption or other operational difficulty encountered while implementing the organization could distract our management team and cause uncertainty and confusion among our customers.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS AND THIS WOULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE COSTS.

    Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold eight United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. In addition, we have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event the company enters bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

    - Competitors may independently develop similar or superior technology,

    - Policing unauthorized use of software is difficult,

    - The laws of some foreign countries do not protect proprietary rights in software to the same extent as do the laws of the United States,

    - "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and

    - Litigation to enforce intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources.

IN THE FUTURE, THIRD PARTIES COULD, FOR COMPETITIVE OR OTHER REASONS, ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS.

    As discussed above under "Recent Developments," IBM recently filed a lawsuit against us claiming that some of our products infringe certain of IBM's patents ("IBM claim"). Other third parties may claim that our current or future products infringe their proprietary rights. These claims, with or without merit, could harm our business by increasing costs and by adversely affecting our ability to sell our products. Any claim of this type, including the IBM claim, could affect our relationships with our existing customers and prevent future customers from licensing our products. Any such claim, including the IBM claim, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. It is expected that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF PRODUCTS TO CONFORM TO CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US, ASSERTING CLAIMS FOR DAMAGES OR LIMITING SALES OF PRODUCTS.

    Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, it is expected that product errors will continue to be found in the future. Although many of these errors may prove to be immaterial, some could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs.

THE FAILURE OF OUR PRODUCTS TO CONFORM TO CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN DECREASED SALES OF OUR PRODUCTS.

    A key determinative factor in future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with relational and object-relational database management system products. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for our products. Commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals about Informix, its products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

POTENTIAL YEAR 2000 PROBLEMS MAY OCCUR WHICH COULD RESULT IN SIGNIFICANT COSTS TO INFORMIX.

    To date, we have not experienced any disruption of our business or key systems as a result of year 2000 problems. Similarly, we have not been informed of any year 2000 problems encountered by our customers relating to their use of our software products. It is possible, however, that Informix or its customers may encounter year 2000 problems at a later time. If such problems were to arise, we could incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which could hurt our business. If our customers experience year 2000 related problems as a result of their use of our software products, then those customers could assert claims for damages which, if successful, could result in significant costs, damage our operations or adversely affect our ability to sell our products.

IF THE RDBMS AND ORDBMS MARKETS DO NOT GROW AS QUICKLY AS WE ANTICIPATE, WE MAY SELL FEWER PRODUCTS.

    If the growth rates for the relational and object-relational database management systems, or RDBMS or ORDBMS, respectively, decline for any reason, there will be less demand for our products, which would have a negative impact on our business and financial results. The future growth rate of the RDBMS market cannot be predicted.

    Delays in market acceptance of our ORDBMS products could result in fewer product sales. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scalable environment. Since 1996, we have invested substantial resources in developing our ORDBMS product line. The market for ORDBMS products is new and evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Organizations may not choose to make the transition from conventional RDBMS products to ORDBMS products.

OUR INABILITY TO RELY ON THE STATUTORY "SAFE HARBOR" AS A RESULT OF THE SETTLEMENT OF THE SEC INVESTIGATION COULD HARM OUR BUSINESS.

    In July 1997, the SEC issued a formal order of private investigation of Informix and certain unidentified other entities and persons with respect to accounting matters, public disclosures and trading activity in our securities that were not described in the formal order. During the course of the investigation, we learned that the investigation concerned the events leading to the restatement of its financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997.

    Effective January 11, 2000, Informix and the SEC have entered into a settlement of the investigation as to Informix. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

    The order prohibits us from violating and causing any violation of the anti-fraud provisions of the federal securities laws, for example by making materially false and misleading statements concerning its financial performance. The order also prohibits us from violating or causing any violation of the provisions of the federal securities laws requiring Informix to: (1) file accurate quarterly and annual reports with the SEC; (2) maintain accurate accounting books and records; and (3) maintain adequate internal accounting controls. Pursuant to the order, we are also required to cooperate in the SEC's continuing investigation of other entities and persons. In the event that we violate the order, we could be subject to substantial monetary penalties.

    As a consequence of the issuance of the order, we will not, for a period of three years from the date of the issuance of the order, be able to rely on the "safe harbor" for forward-looking statements contained in the federal securities laws. The "safe harbor," among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws, our legal position in the litigation could be materially adversely affected by our inability to rely on the "safe harbor" provisions for forward-looking statements.

FAILURE TO CONTINUE TO STRENGTHEN OUR INTERNAL ACCOUNTING CONTROLS COULD ADVERSELY AFFECT OUR BUSINESS.

    Although we have made significant progress in our efforts to strengthen our accounting controls and processes, we may not be able to hire and retain enough finance personnel to continue to do so. If we are unable to continue to strengthen our accounting controls and processes, that inability could adversely affect our ability to accurately forecast and report our financial results. In addition, any customer uncertainty about our internal accounting controls could have an adverse effect on our ability to sell our products.

WE MAY NOT BE ABLE TO REALIZE THE POTENTIAL FINANCIAL OR STRATEGIC BENEFITS OF FUTURE BUSINESS ACQUISITIONS WHICH COULD HURT OUR ABILITY TO GROW ITS BUSINESS AND SELL ITS PRODUCTS.

    In the future we may acquire or invest in other businesses that offer products, services and technologies that we believe would help expand or enhance our products and services or help expand our distribution channels. If we were to make such an acquisition or investment, the following risks could impair our ability to grow our business and develop new products and ultimately could impair our ability to sell our products:

    - Difficulty in combining the technology, operations or work force of the acquired business,

    - Disruption of our on-going businesses,

    - Difficulty in realizing the potential financial or strategic benefits of the transaction,

    - Difficulty in maintaining uniform standards, controls, procedures and policies, and

    - Possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel.

    In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid in the our common stock, existing stockholders would be further diluted. Any amortization of goodwill or other assets resulting from any acquisition could materially adversely affect our operating results and financial condition.

THE RIGHTS OF OUR SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT THE RIGHTS OF OUR COMMON STOCKHOLDERS.

    Holders of our series B preferred shares have certain rights that may adversely affect holders of our common stock. At December 31, 1999, 7,000 shares of our series B preferred stock remained outstanding.

    RIGHTS TO CONSENT TO CORPORATE TRANSACTIONS.

    Our agreements with the purchasers of our series B preferred stock contain covenants that could impair our ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of our assets or equity, or that could otherwise be disadvantageous to Informix and the holders of our common stock. In particular, an acquisition of our assets or equity may not be effected without the consent of the holders of the outstanding series B preferred stock or without requiring the acquiring entity to assume the series B preferred stock or cause the series B preferred stock to be redeemed. These provisions are likely to make an acquisition more difficult and expensive and could discourage potential acquirors. We made certain covenants in connection with the issuance of the series B preferred stock which could limit our ability to obtain additional financing by, for example, providing the holders of the series B preferred stock certain rights of first offer and prohibiting Informix from issuing additional preferred stock without the consent of the series B preferred stockholders.

    CONVERSION RIGHTS.

    The shares of our series B preferred stock are convertible into shares of our common stock based on the trading prices of our common stock during future periods. Any conversion of series B preferred stock into our common stock will dilute the existing common stockholders. We are also obligated to issue upon conversion of the series B preferred stock additional warrants to acquire shares of our common stock equal to 20% of the total number of shares of common stock into which the series B preferred stock converts. The exercise of these warrants will have further dilutive effect to the holders of our common stock. As of December 31, 1999, 7,000 shares of series B preferred stock remained outstanding and, assuming a $4.00 per share conversion price, were convertible into 1,750,000 shares of our common stock, and warrants to purchase an aggregate of 350,000 additional shares of our common stock would become issuable upon such conversion. If the conversion price of the series B preferred stock is determined during a period when the trading price of our common stock is low, the resulting number of shares of common stock issuable upon conversion of the series B preferred stock could result in greater dilution to the holders of our common stock. As of December 31, 1999, series B preferred stockholders had converted an aggregate of 43,000 shares of series B preferred stock into 8,694,804 shares of our common stock and warrants to purchase an aggregate of 1,938,947 shares of our common stock.

    PENALTY PROVISION.

    The terms of our series B preferred financing agreements also include certain penalty provisions that are triggered if we fail to satisfy certain obligations. For instance, we must keep a registration statement in effect for the resale of shares of our common stock issued or issuable upon conversion of the series B preferred shares and upon exercise of the warrants.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

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

PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX.

    Our board of directors is authorized to issue up to 5,000,000 shares of undesignated preferred stock in one or more series. Of the 5,000,000 shares of preferred stock, 440,000 shares have been designated series A preferred, none of which is outstanding; 440,000 shares have been designated series A-1 preferred, none of which is outstanding; and 50,000 shares have been designated series B preferred, of which 7,000 shares remained outstanding as of December 31, 1999. Subject to the prior consent of the holders of the series B preferred stock, our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by its stockholders. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock and the voting and other rights of the holders of our common stock may be adversely affected. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

OTHER PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX AND PREVENT CHANGES IN OUR MANAGEMENT WHICH ITS STOCKHOLDERS MAY FAVOR.

    Other provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. The provisions include:

    - Elimination of the right of stockholders to act without holding a meeting,

    - Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings, and

    - A board of directors divided into three classes, with each class standing for election once every three years.

    These provisions are intended to enhance the likelihood of continuity and stability in the composition of the board of directors and in the policies formulated by the board of directors and to discourage certain types of transactions involving an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for shares of our common stock, and consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in our management.

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

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS WHICH MAY ADVERSELY AFFECT THE MARKET PRICE FOR INFORMIX COMMON STOCK AND PREVENT CHANGES IN ITS MANAGEMENT THAT ITS STOCKHOLDERS MAY FAVOR.

    Informix is incorporated in Delaware and is subject to the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including those corporations, such as Informix, whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving Informix and an interested stockholder and the sale of more than 10% of Informix's assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the antitakeover provisions. Informix does not intend to "opt out" of these antitakeover provisions of Delaware Law.

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

    Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease significantly. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

    - Market uncertainty about the company's business prospects or the prospects for the RDBMS ORDBMS markets in general,

    - Revenues or results of operations that do not match analysts' expectations,

    - The introduction of new products or product enhancements by Informix or its competitors,

    - General business conditions in the software industry,

    - Changes in the mix of revenues attributable to domestic and international sales, and

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

FORM 8-K FILED ON MAY 20, 1998

    ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

    On May 12, 1998, the Company's Board of Directors approved a resolution
(i) to dismiss Ernst & Young LLP ("E&Y") as the Company's independent auditors, effective upon management's notification of E&Y of the dismissal; and
(ii) concurrent with such notification, to engage KPMG LLP ("KPMG") as Informix's independent accountants upon such terms as may be negotiated by management.

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

                                          /s/ Ernst & Young LLP

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 6, 2000.

    The information regarding executive officers required by Item 10 is provided in Item 1--Business.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 6, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 6, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 6, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following are filed as a part of this Annual Report and included in Item 8:

(A)  1. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors--KPMG LLP....................    F-2
Report of Independent Auditors--Ernst & Young LLP...........    F-3
Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Consolidated Statements of Stockholders' Equity.............    F-7
Notes to Consolidated Financial Statements..................    F-8

(A)  2. FINANCIAL STATEMENT SCHEDULE

    Schedule II--Valuation and Qualifying Accounts

(A)  3. EXHIBITS

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
         3.1 (3)               Certificate of Incorporation of the Registrant, as amended
         3.2 (a)(3)            Bylaws of the Registrant, as amended
         3.2 (b)(25)           Amendment to Bylaws, dated April 24, 1998
         3.2 (c)(2)            Amendment to Bylaws, dated June 19, 1998
         3.2 (d)(2)            Amendment to Bylaws, dated July 15, 1998
         3.3 (5)               Certificate of Designation of Series B Convertible Preferred
                               Stock
         4.1 (6)               First Amended and Restated Rights Agreement, dated as of
                               August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
                               Exhibit A
         4.2 (7)               Amendment, dated as of November 17, 1997, to the First
                               Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
        10.1 (2)               Form of Change of Control Agreement
        10.2 (9)               Form of Amended Indemnity Agreement
        10.3 (10)              1989 Outside Directors Stock Option Plan
        10.4 (25)              Amendment to the 1989 Outside Directors Stock Option Plan
        10.5 (2)               Form of Nonqualified Stock Option Agreement under the
                               Registrant's 1989 Outside Director's Stock Option Plan
        10.6 (12)              1986 Stock Option Plan, as amended
        10.7 (13)              1994 Stock Option and Award Plan
        10.8 (25)              Form of Stock Option Agreement and Performance Award
                               Agreement under the Registrant's 1994 Stock Option and Award
                               Plan
        10.9 (13)              Form of Nonqualified Stock Option Agreement under the
                               Registrant's 1994 Stock Option Plan
        10.10(14)              1997 Employee Stock Purchase Plan

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.11(2)               Enrollment/Change Form under the Registrant's 1997 Employee
                               Stock Purchase Plan
        10.12(15)              Employment Agreement, dated July 18, 1997, between the
                               Registrant and Robert J. Finocchio, Jr.
        10.14(15)              Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier
        10.23(5)               Securities Purchase Agreement, dated as of November 17,
                               1997, between the Company and the purchasers listed therein
        10.24(5)               Registration Rights Agreement, dated as of November 17,
                               1997, between the Company and the purchasers listed therein
        10.25(8)               Menlo Oaks Corporate Center Standard Business Lease, dated
                               May 16, 1985, between the Registrant and Amarok Bredero
                               Partners for office space at 4100 Bohannon Drive, Menlo
                               Park, California
        10.26(8)               Lease Amendment #1, dated July 2, 1986, between the
                               Registrant and Amarok Bredero Partners for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.27(18)              Second Amendment to Lease, dated November 7, 1986 between
                               the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
        10.28(19)              Third Amendment to Lease, dated June 18, 1991, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.29(2)               Fourth Amendment to Lease, dated June 30, 1997, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.30(9)               Menlo Oaks Corporate Center Standard Business Lease, dated
                               September 4, 1987 between the Registrant and Menlo Oaks
                               Partners, L.P. for office space at 4300/4400 Bohannon Drive,
                               Menlo Park, California
        10.31(2)               Side Letter Agreement, dated August 31, 1987, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.32(2)               Side Letter Agreement, dated October 27, 1987, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.33(19)              First Amendment to Lease, dated June 18, 1991, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.34(20)              Second Amendment to Lease, dated July 17, 1992, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.35(2)               Third Amendment to Lease, dated June 8, 1993 between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.36(21)              Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4300/4400 Bohannon Drive, Menlo Park, California
        10.37(2)               Fifth Amendment to Lease, dated June 30, 1997 between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.38(21)              Menlo Oaks Corporate Center Standard Business Lease, dated
                               February 10, 1994 between the Registrant and Menlo Oaks
                               Partners, L.P. for office space at 4600/4700 Bohannon Drive,
                               Menlo Park, California

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.39(21)              First Amendment to Lease, dated March 17, 1994, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4600/4700 Bohannon Drive, Menlo Park, California
        10.40(2)               Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4600/4700 Bohannon Drive, Menlo Park, California
        10.41(2)               Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4600/4700 Bohannon Drive, Menlo Park, California
        10.42(9)               Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College
                               Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
        10.43(2)               First Amendment to Office Lease, dated April 15, 1988,
                               between the Registrant and Southlake Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
        10.44(2)               Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at
                               15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
        10.45(2)               Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview
                               Avenue, Lenexa, Kansas
        10.46(2)               Senior Secured Credit Agreement, dated December 31, 1997,
                               among Informix Software, Inc., certain banks and other
                               financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian
                               Imperial Bank of Commerce
        10.47(2)               Pledge Agreement, dated December 31, 1997, by and between
                               the Registrant and BankBoston, N.A.
        10.48(2)               Pledge and Security Agreement, dated as of December 31,
                               1997, between Informix Software, Inc. and BankBoston, N.A.
        10.49(2)               Continuing Guaranty, dated as of December 31, 1997, by the
                               Registrant
        10.50(25)              1997 Non-Statutory Stock Option Plan and form of Stock
                               Option Agreement thereunder
        10.52(25)              Offer of Employment Letter, dated January 19, 1998, from the
                               Registrant to Gary Lloyd
        10.54(26)              Offer of Employment Letter, dated December 16, 1998, from
                               the Registrant to Howard A. Bain, III
        10.55(25)              Office Lease, dated November 10, 1994, between WVP Income
                               Plus III and Siebel Systems, L.P. (assigned to Informix
                               Corporation) for office space at 4005 Bohannon Drive,
                               including addenda and amendments thereto.
        10.56(25)              Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon
                               Drive, including addenda thereto.
        10.57(24)              1998 Non-Statutory Stock Option Plan
        10.58(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 17, 1999, between the Registrant and F. Steven Weick
        10.59(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Wayne E. Page
        10.60(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 16, 1999, between the Registrant and Jean-Yves F. Dexmier
        10.61(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Gary Lloyd
        10.62(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 12, 1999, between the Registrant and James F. Hendrickson

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.63(1)               Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Charles W. Chang
        10.64(1)               Informix Corporation/Robert J. Finocchio, Jr. Employment
                               Transition Agreement, dated July 16, 1999, between the
                               Registrant and Robert J. Finocchio, Jr.
        10.65(1)               Separation Agreement and Release of Claims, dated
                               November 23, 1999, between the Registrant and Stephanie P.
                               Schwartz
        10.66(1)               Separation Agreement and Release of Claims, dated
                               December 23, 1999, between the Registrant and Diane L.
                               Fraiman
        21.1 (1)               Subsidiaries of the Registrant
        23.1 (1)               Consent of KPMG LLP, Independent Auditors
        23.2 (1)               Consent of Ernst & Young LLP, Independent Auditors
        24.1 (2)               Power of Attorney (set forth on signature page)
        27.1 (1)               Financial Data Schedule

------------------------------

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

(26) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

    (b) Reports on Form 8-K

           On October 15, 1999 and November 10, 1999, the Registrant filed current reports on Form 8-K in connection with the acquisition of Cloudscape, Inc.

           On December 6, 1999, the Registrant filed a current report on Form 8-K in connection with the signing of an Agreement and Plan of Reorganization dated November 30, 1999, by and among the Registrant, Ardent Software, Inc. and Iroquois Acquisition Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 25(th) day of February, 2000.

                                                       INFORMIX CORPORATION

                                                       By:            /s/ JEAN-YVES F. DEXMIER
                                                            --------------------------------------------
                                                                        Jean-Yves F. Dexmier
                                                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS JEAN-YVES F. DEXMIER AND GARY LLOYD AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                    TITLE                          DATE
                   ---------                                    -----                          ----
         /s/ ROBERT J. FINOCCHIO, JR.
     ------------------------------------       Chairman of the Board of Directors      February 25, 2000
          (Robert J. Finocchio, Jr.)

           /s/ JEAN-YVES F. DEXMIER
     ------------------------------------       President, Chief Executive Officer and  February 25, 2000
            (Jean-Yves F. Dexmier)               Director

            /s/ HOWARD A. BAIN III              Executive Vice President and Chief
     ------------------------------------        Financial Officer (Principal           February 25, 2000
             (Howard A. Bain III)                Financial Officer)

             /s/ LESLIE G. DENEND
     ------------------------------------       Director                                February 25, 2000
              (Leslie G. Denend)

           /s/ ALBERT F. KNORP, JR.
     ------------------------------------       Director                                February 25, 2000
            (Albert F. Knorp, Jr.)

               /s/ JAMES L. KOCH
     ------------------------------------       Director                                February 25, 2000
                (James L. Koch)

            /s/ THOMAS A. MCDONNELL
     ------------------------------------       Director                                February 25, 2000
             (Thomas A. McDonnell)

               /s/ GEORGE REYES
     ------------------------------------       Director                                February 25, 2000
                (George Reyes)

             /s/ CYRIL J. YANSOUNI
     ------------------------------------       Director                                February 25, 2000
              (Cyril J. Yansouni)

                              INFORMIX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors--KPMG LLP....................    F-2

Report of Independent Auditors--Ernst & Young LLP...........    F-3

Consolidated Balance Sheets.................................    F-4

Consolidated Statements of Operations.......................    F-5

Consolidated Statements of Cash Flows.......................    F-6

Consolidated Statements of Stockholders' Equity.............    F-7

Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--

Informix Corporation

    We have audited the accompanying consolidated balance sheets of Informix Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as listed in the Index at Item 14(a) as of and for the years ended December 31, 1999 and 1998. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Informix Corporation and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
January 26, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--
Informix Corporation

    We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Informix Corporation for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Informix Corporation's operations and its cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
March 2, 1998

                              INFORMIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 140,371   $ 185,459
  Short-term investments....................................     88,746      41,093
  Accounts receivable, net..................................    232,178     187,342
  Recoverable income taxes..................................         --       3,255
  Deferred taxes............................................      5,544          --
  Other current assets......................................     24,267      20,373
                                                              ---------   ---------
Total current assets........................................    491,106     437,522
                                                              ---------   ---------
PROPERTY AND EQUIPMENT, net.................................     60,586      75,845
SOFTWARE COSTS, net.........................................     39,011      38,006
LONG-TERM INVESTMENTS.......................................     17,272      22,191
INTANGIBLE ASSETS, net......................................     27,991      41,482
OTHER ASSETS................................................     10,246       7,019
                                                              ---------   ---------
Total Assets................................................  $ 646,212   $ 622,065
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  23,625   $  29,900
  Accrued expenses..........................................     50,913      59,558
  Accrued employee compensation.............................     64,731      50,649
  Income taxes payable......................................     16,861          --
  Deferred revenue..........................................    136,172     132,390
  Advances from customers and financial institutions........     34,302     121,077
  Accrued restructuring costs...............................      1,804       5,813
  Other current liabilities.................................      3,878       6,875
                                                              ---------   ---------
Total current liabilities...................................    332,286     406,262
                                                              ---------   ---------
OTHER NON-CURRENT LIABILITIES...............................      1,420       3,759
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--5,000,000
    shares authorized
    Series A-1 convertible preferred stock, 300,000 shares
      issued; none outstanding in 1999 and 1998.............         --          --
    Series B convertible preferred stock--50,000 shares
      issued; 7,000 and 23,300 outstanding in 1999 and 1998,
      respectively; aggregate liquidation preference of
      $7,740................................................         --          --
    Convertible preferred stock of Cloudscape,
      Inc.--6,343,000 shares issued and outstanding in 1998;
      none outstanding in 1999..............................         --          63
  Common stock, par value $.01 per share--500,000,000 shares authorized; 207,133,000 and 191,244,000 shares issued
    and outstanding in 1999 and 1998, respectively..........      2,073       1,913
  Shares to be issued for litigation settlement.............     61,228          --
  Additional paid-in capital................................    496,574     445,352
  Accumulated deficit.......................................   (241,078)   (231,934)
  Accumulated other comprehensive loss......................     (6,291)     (3,350)
                                                              ---------   ---------
Total stockholders' equity..................................    312,506     212,044
                                                              ---------   ---------
Total Liabilities and Stockholders' Equity..................  $ 646,212   $ 622,065
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   --------   ----------
NET REVENUES
  Licenses..................................................  $442,829   $383,947   $  378,164
  Services..................................................   428,707    351,559      285,728
                                                              --------   --------   ----------
                                                               871,536    735,506      663,892
COSTS AND EXPENSES
  Cost of software distribution.............................    43,097     35,446       63,027
  Cost of services..........................................   173,664    155,947      166,916
  Sales and marketing.......................................   312,139    271,881      418,139
  Research and development..................................   163,298    149,591      141,455
  General and administrative................................    78,627     77,010       88,087
  Write-off of goodwill and other long-term assets..........        --         --       30,473
  Write-off of acquired research and development............        --      2,600        7,000
  Merger and restructuring charges..........................     2,198    (10,255)     108,248
                                                              --------   --------   ----------
                                                               773,023    682,220    1,023,345
                                                              --------   --------   ----------
Operating income (loss).....................................    98,513     53,286     (359,453)
OTHER INCOME (EXPENSE)
  Interest income...........................................    11,084     11,728        5,813
  Interest expense..........................................    (4,316)    (5,849)      (9,405)
  Littigation settlement expense............................   (97,016)        --           --
  Other, net................................................     2,452     (4,581)      10,474
                                                              --------   --------   ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................    10,717     54,584     (352,571)
  Income taxes..............................................    21,881      4,400        7,817
                                                              --------   --------   ----------
NET INCOME (LOSS)...........................................   (11,164)    50,184     (360,388)
Preferred stock dividend....................................      (995)    (3,478)        (301)
Value assigned to warrants..................................        --     (1,982)      (1,601)
                                                              --------   --------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.........  $(12,159)  $ 44,724   $ (362,290)
                                                              ========   ========   ==========
NET INCOME (LOSS) PER COMMON SHARE
  Basic.....................................................  $  (0.06)  $   0.26   $    (2.37)
                                                              ========   ========   ==========
  Diluted...................................................  $  (0.06)  $   0.25   $    (2.37)
                                                              ========   ========   ==========
SHARES USED IN PER SHARE CALCULATIONS
  Basic.....................................................   199,543    169,581      152,543
                                                              ========   ========   ==========
  Diluted...................................................   199,543    182,400      152,543
                                                              ========   ========   ==========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (11,164)  $ 50,184   $(360,388)
Adjustments to reconcile net income (loss) to cash and cash
  equivalents provided by (used in) operating activities:
  License fees received in advance..........................    (81,984)   (66,069)    (64,797)
  Depreciation and amortization.............................     46,823     46,813      65,694
  Amortization of capitalized software......................     19,289     20,699      21,437
  Write-off of capitalized software.........................      2,371        771      14,749
  Write-off of long term assets.............................         --         --       6,799
  Write-off of intangible assets............................         --         --      20,033
  Write-off of acquired research and development............         --      2,600       7,000
  Litigation settlement.....................................     91,000         --          --
  Foreign currency transaction losses (gains)...............     (1,900)     2,641       3,243
  (Gain) loss on sales of strategic investments and
    marketable securities...................................     (2,953)       500      (5,007)
  Loss on disposal of property and equipment................       (144)     1,921      10,815
  Deferred tax expense......................................     (5,544)        --        (328)
  Provisions for losses on accounts receivable..............      1,017     (4,793)     19,929
  Restructuring charges.....................................       (578)   (10,255)     77,196
  Stock-based employee compensation.........................       (124)       941       7,509
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (48,815)   (38,399)     42,596
    Other current assets....................................     (7,625)    52,798      40,516
    Accounts payable and accrued expenses...................     17,117    (62,642)    (58,315)
    Deferred maintenance revenue............................      1,854     23,648       3,618
                                                              ---------   --------   ---------
Net cash and cash equivalents provided by (used in)
  operating activities......................................     18,640     21,358    (147,701)
                                                              ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale securities................   (106,547)   (53,054)    (35,255)
  Maturities of available-for-sale securities...............     34,437      9,725      14,468
  Sales of available-for-sale securities....................     31,930     24,300      45,957
Purchases of strategic investments..........................         --     (7,009)     (3,250)
Proceeds from sales of strategic investments and marketable
  securities................................................      5,792      1,500      10,454
Purchases of land, property and equipment...................    (24,833)   (20,811)    (94,211)
Proceeds from disposal of land, property and equipment......      1,248        864      62,371
Additions to software costs.................................    (22,665)   (18,620)    (20,776)
Business combinations, net of cash acquired.................         --      1,834      (9,749)
Other.......................................................       (650)     1,111     (33,511)
                                                              ---------   --------   ---------
Net cash and cash equivalents used in investing
  activities................................................    (81,288)   (60,160)    (63,502)
                                                              ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers and financial institutions..........      6,539     11,402      21,787
Proceeds from issuance of common stock, net.................     22,549     16,254       8,250
Proceeds from issuance of preferred stock, net..............         --     42,919      92,755
Payments for structured settlements with resellers..........     (4,135)        --          --
Principal payments on capital leases........................     (4,810)    (4,409)     (3,388)
Net borrowings under line of credit.........................        935        436         298
                                                              ---------   --------   ---------
Net cash and cash equivalents provided by financing
  activities................................................     21,078     66,602     119,702
                                                              ---------   --------   ---------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY.........       (733)        --          --
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (2,785)    16,100       5,497
                                                              ---------   --------   ---------
Increase (decrease) in cash and cash equivalents............    (45,088)    43,900     (86,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    185,459    141,559     227,563
                                                              ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 140,371   $185,459   $ 141,559
                                                              =========   ========   =========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 SHARES TO BE
                                                                                                  ISSUED FOR

                                                 PREFERRED STOCK
                                    -----------------------------------------                     LITIGATION
                                     SERIES A-1     SERIES B     CLOUDSCAPE    COMMON STOCK       SETTLEMENT
                                    ------------- ------------- ------------- --------------- ------------------
                                    SHARES AMOUNT SHARES AMOUNT SHARES AMOUNT  SHARES  AMOUNT  SHARES    AMOUNT
(In thousands)                      ------ ------ ------ ------ ------ ------ -------- ------ --------- --------
Balances at December 31, 1996......    --   $ --    --    $ --    654   $  7   152,500 $1,525       --  $     --
Comprehensive loss
  Net loss.........................
  Other comprehensive loss
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............
    Foreign currency translation
      adjustments..................
  Other comprehensive loss.........
Comprehensive loss.................
Issuance of preferred stock of
  Cloudscape.......................                             2,881     28
Exercise of stock options..........                                              1,279    12
Sale of stock to employees under
  employee stock purchase plan.....                                                573     6
Stock-based compensation expense
  resulting from stock options.....
Issuance of Series A-1 convertible
  preferred stock and warrants,
  net..............................   160      2
Issuance of Series B convertible
  preferred stock and warrants,
  net..............................                 50       1
Common stock issued for services
  rendered.........................                                                144     2
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................
                                     ----   ----   ---    ----  ------  ----  -------- ------ --------- --------
Balance at December 31, 1997.......   160   $  2    50    $  1  3,535   $ 35   154,496 $1,545       --  $     --
                                     ----   ----   ---    ----  ------  ----  -------- ------ --------- --------
Comprehensive income
  Net income.......................
  Other comprehensive income
    Unrealized gain on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............
    Foreign currency translation
      adjustments..................
  Other comprehensive income.......
Comprehensive income...............
Issuance of preferred stock of
  Cloudscape.......................                             2,808     28
Exercise of stock options..........                                              3,614    36
Common stock issued for services
  rendered.........................                                                 46     1
Sale of stock to employees under
  employee stock purchase plan.....                                              1,613    16
Stock-based compensation expense
  resulting from stock options.....
Exercise of Series A-1 convertible
  preferred stock warrants, net....   140      1
Conversion of Series A-1 to common
  stock............................  (300)    (3)                               17,413   174
Conversion of Series B to common
  stock............................                (27)     (1)                  6,471    65
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................
Additional Series B dividend.......
Acquisition of Red Brick...........                                              7,591    76
                                     ----   ----   ---    ----  ------  ----  -------- ------ --------- --------
Balance at December 31, 1998.......    --   $ --    23    $ --  6,343   $ 63   191,244 $1,913       --  $     --
                                     ----   ----   ---    ----  ------  ----  -------- ------ --------- --------
Comprehensive income
  Net loss.........................
  Other comprehensive income.......
    Unrealized gain on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............
    Foreign currency translation
      adjustments..................
  Other comprehensive income.......
Comprehensive income...............
Converstion of Cloudscape Preferred
  to common stock..................                             (6,343)   (63)    6,343    63
Exercise of stock options..........                                              3,350    34
Sale of stock to employees under
  employee stock purchase plan.....                                              1,187    12
Repurchase of unvested Cloudscape
  options and founder's stock......                                               (157)    --
Stock based compensation expense
  resulting from stock options.....                                                 --    --
Conversion of Series B to common
  stock............................                (16)     --                   2,223    22
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................
Repayment of Cloudscape shareholder
  loans............................
Value of stock to be issued in
  Litigation Settlement............                                                                       91,000
Shares issued in Litigation
  Settlement.......................                                              2,943    29             (29,772)
Adjustment to conform fiscal year
  of pooled company................
                                     ----   ----   ---    ----  ------  ----  -------- ------ --------- --------
Balances at December 31, 1999......    --   $ --     7    $ --     --   $ --   207,133 $2,073       --  $ 61,228
                                     ====   ====   ===    ====  ======  ====  ======== ====== ========= ========


                                                                           ACCUMULATED

                                     ADDITIONAL                               OTHER
                                      PAID-IN   ACCUMULATED COMPREHENSIVE COMPREHENSIVE
                                      CAPITAL     DEFICIT   INCOME (LOSS) INCOME (LOSS)  TOTALS
(In thousands)                       ---------- ----------- ------------- ------------- ---------
Balances at December 31, 1996......   $244,027   $  78,270                  $  1,509    $ 325,338
Comprehensive loss
  Net loss.........................               (360,388)   $(360,388)                 (360,388)
  Other comprehensive loss
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............                             (12,457)                  (12,457)
    Foreign currency translation
      adjustments..................                                (955)                     (955)
                                                              ---------
  Other comprehensive loss.........                             (13,412)     (13,412)
                                                              ---------
Comprehensive loss.................                           $(373,800)
                                                              =========
Issuance of preferred stock of
  Cloudscape.......................      5,127                                              5,155
Exercise of stock options..........      3,585                                              3,597
Sale of stock to employees under
  employee stock purchase plan.....      5,659                                              5,665
Stock-based compensation expense
  resulting from stock options.....      7,501                                              7,501
Issuance of Series A-1 convertible
  preferred stock and warrants,
  net..............................     37,598                                             37,600
Issuance of Series B convertible
  preferred stock and warrants,
  net..............................     49,196                                             49,197
Common stock issued for services
  rendered.........................        808                                                810
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................       (301)                                              (301)
                                      --------   ---------                  --------    ---------
Balance at December 31, 1997.......   $353,200   $(282,118)                 $(11,903)   $  60,762
                                      --------   ---------                  --------    ---------
Comprehensive income
  Net income.......................                 50,184    $  50,184                    50,184
  Other comprehensive income
    Unrealized gain on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............                               5,202                     5,202
    Foreign currency translation
      adjustments..................                               3,351                     3,351
                                                              ---------
  Other comprehensive income.......                               8,553        8,553
                                                              ---------
Comprehensive income...............                           $  58,737
                                                              =========
Issuance of preferred stock of
  Cloudscape.......................      9,991                                             10,019
Exercise of stock options..........      8,455                                              8,491
Common stock issued for services
  rendered.........................         14                                                 15
Sale of stock to employees under
  employee stock purchase plan.....      7,754                                              7,770
Stock-based compensation expense
  resulting from stock options.....        915                                                915
Exercise of Series A-1 convertible
  preferred stock warrants, net....     32,899                                             32,900
Conversion of Series A-1 to common
  stock............................       (171)                                                --
Conversion of Series B to common
  stock............................        (65)                                                (1)
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................     (2,178)                                            (2,178)
Additional Series B dividend.......     (1,300)                                            (1,300)
Acquisition of Red Brick...........     35,838                                             35,914
                                      --------   ---------                  --------    ---------
Balance at December 31, 1998.......   $445,352   $(231,934)                 $ (3,350)   $ 212,044
                                      --------   ---------                  --------    ---------
Comprehensive income
  Net loss.........................                (11,164)   $ (11,164)                  (11,164)
  Other comprehensive income.......
    Unrealized gain on
      available-for-sale
      securities, net of
      reclassification
      adjustments(1)...............                                 133                       133
    Foreign currency translation
      adjustments..................                              (3,074)                   (3,074)
                                                              ---------
  Other comprehensive income.......                              (2,941)      (2,941)
                                                              ---------
Comprehensive income...............                           $ (14,105)
                                                              =========
Converstion of Cloudscape Preferred
  to common stock..................                                                            --
Exercise of stock options..........     14,311                                             14,345
Sale of stock to employees under
  employee stock purchase plan.....      7,618                                              7,630
Repurchase of unvested Cloudscape
  options and founder's stock......        (28)                                               (28)
Stock based compensation expense
  resulting from stock options.....        491                                                491
Conversion of Series B to common
  stock............................        (22)                                                --
Accrual of 5% cumulative preferred
  dividends on Series B convertible
  preferred stock..................       (995)                                              (995)
Repayment of Cloudscape shareholder
  loans............................        104                                                104
Value of stock to be issued in
  Litigation Settlement............                                                        91,000
Shares issued in Litigation
  Settlement.......................     29,743                                                 --
Adjustment to conform fiscal year
  of pooled company................                  2,020                                  2,020
                                      --------   ---------                  --------    ---------
Balances at December 31, 1999......   $496,574   $(241,078)                 $ (6,291)   $ 312,506
                                      ========   =========                  ========    =========

----------------------------------------
(1) Disclosure of reclassification amount for the years ended:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net unrealized gain (loss) on available-for-sale securities
  arising during period.....................................  $ 3,814     $5,202    $ (3,599)
Less: reclassification adjustment for net gains included in
  net income (loss).........................................   (3,681)        --      (8,858)
                                                              -------     ------    --------
Net unrealized gain (loss) on available-for-sale
  securities................................................  $   133     $5,202    $(12,457)
                                                              =======     ======    ========

          See Notes to Supplemental Consolidated Financial Statements.

                              INFORMIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND OPERATIONS. The Company is a leading multinational supplier of information management software and solutions to governments and enterprises worldwide. The Company designs, develops, manufactures, markets and supports relational and object-relational database management systems, connectivity interfaces and gateways and graphical and character-based application development tools for building database applications that allow customers to access, retrieve and manipulate business data. The Company also offers complete solutions, which include its database management software, its own and third party software and consulting services to help customers design and rapidly deploy data warehousing (decision support), web-based enterprise repository and electronic commerce applications.

    The principal geographic markets for the Company's products are North America, Europe, Asia/ Pacific, and Latin America. Customers include businesses ranging from small corporations to Fortune 1000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

    BASIS OF PRESENTATION. The consolidated financial statements have been prepared to give retroactive effect to the merger with Cloudscape, Inc. ("Cloudscape") on October 8, 1999. The consolidated financial statements have been restated for all periods presented as if Cloudscape and the Company had always been combined.

    Prior to the combination, Cloudscape's fiscal year ended March 31. In recording the pooling-of-interests combination, Informix's statements of operations for the years ended December 31, 1998 and 1997 have been combined with the Cloudscape statements of operations for the years ended March 31, 1999 and 1998, respectively. As a consequence, the results of Cloudscape for the three-month period ended March 31, 1999 are included in the results of operations for both the year ended December 31, 1998 and the year ended December 31, 1999. Cloudscape revenues and net loss for the three-month period ended March 31, 1999 were $347,000 and $2,020,000, respectively. The consolidated balance sheet of Informix at December 31, 1998 has been combined with the balance sheet of Cloudscape as of March 31, 1999.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Informix Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    FOREIGN CURRENCY TRANSLATION. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive income (loss).

    For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net.

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company recorded net foreign currency transaction gains (losses) of $(0.3) million, $(4.8) million and $8.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Contract amounts in excess of the carrying value of the Company's foreign currency denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward currency exchange markets and thus the Company has unhedged exposures in these currencies.

    Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycles for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. The Company periodically assesses market conditions and occasionally attempts to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of the forecasted net income of its foreign subsidiaries of up to one year in the future. These foreign currency forward exchange contracts do not qualify as hedges and, therefore are marked to market. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

    REVENUE RECOGNITION POLICY. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by Statement of Position 98-9
(SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998 and as a result, changed certain business practices. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under prior accounting standards.

    SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

    The Company's revenue recognition policy is as follows:

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

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Prior to fiscal 1998, the Company's arrangements for financing of license contracts with customers frequently took the form of a non-recourse sale of the future payment streams. When such customer contracts were sold to a third-party financing entity, they were typically sold at a discount which represented the financing cost. Such discounts offset revenues in cases where the license was recorded as a sale. For transactions where the financing was received prior to the recognition of revenue, the financing discount has been charged ratably to interest expense over the financing period, which approximates the "interest method."

    SALES OF RECEIVABLES. Prior to January 1, 1998, the Company financed amounts due from customers with financial institutions on a non-recourse basis. The Company accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 77 (SFAS 77), "Reporting by Transferors for Transfers of Receivables with Recourse." Effective January 1, 1998 any such transactions would be accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." If at the time of the transfer the amounts due from the customer have been recognized as revenue and a receivable, the transfer is accounted for as the sale of a receivable and the receivable is removed from the books and the financing fees are charged to operations immediately as interest expense. The Company did not enter into any such transactions during fiscal 1999 and 1998.

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

    CONCURRENT TRANSACTIONS. During fiscal 1997, the Company entered into software license agreements with certain computer and service vendors where the Company concurrently committed to acquire goods and services. If the agreement is with a reseller, revenue is recognized as earned on these transactions as the licenses are resold by the customer. If the agreement is with an end user, revenue is generally recognized as earned upon delivery of software. The computer equipment and services are recorded at their fair value. These concurrent transactions for 1997 included software license agreements of approximately $21 million and commitments by the Company to acquire goods and services in the aggregate of approximately $50 million. The Company did not enter into any concurrent transactions in fiscal 1999 and 1998.

    SOFTWARE COSTS. The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company uses a detail program design approach in determining technological feasibility. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) three years. The Company recorded amortization of $19.3 million, $20.7 million, and $21.4 million of software costs in 1999, 1998 and 1997, respectively, in cost of software distribution.

    The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1
(SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. During the year ended
December 31, 1999, the Company capitalized approximately $2.8 million under SOP 98-1, which will be amortized over the estimated useful life of the software developed, which is generally three years.

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

    BUSINESSES ACQUIRED. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized over their estimated useful lives, which to date range from three to seven years. As of December 31, 1999, 1998 and 1997, the Company had $44.9 million, $48.3 million and $19.2 million of intangible assets, with accumulated amortization of $16.9 million, $6.8 million and $10.9 million, respectively, as a result of these acquisitions. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. The carrying values of identifiable intangible assets are reviewed in a manner consistent with the policy for reviewing impairment of property and equipment, as described above. During 1997, the Company wrote down
$30.5 million of impaired long-term assets related to the shortfall in business activity of its Japanese subsidiary (see Note 13).

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

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    No single customer accounted for 10% or more of the consolidated net revenues of the Company in 1999, 1998 or 1997.

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

    Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company realized gross gains of approximately $3.7 million and $8.5 million on the sale of available-for-sale marketable securities during 1999 and 1997, respectively. During 1997 the Company realized gross losses of approximately $1.2 million on the sale of available-for-sale equity securities. Realized losses during 1999 were not significant. Realized gains and losses were not significant in 1998.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices.

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2--BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable, net:
  Receivables...............................................  $245,456   $202,431
  Less: allowance for doubtful accounts.....................   (13,278)   (15,089)
                                                              --------   --------
                                                              $232,178   $187,342
                                                              ========   ========

Property and equipment, net:
  Computer equipment........................................  $176,467   $182,545
  Furniture and fixtures....................................    41,071     35,804
  Leasehold improvements....................................    27,389     33,297
  Buildings and other.......................................     2,837      2,511
                                                              --------   --------
                                                               247,764    254,157
  Less: accumulated depreciation and amortization...........  (187,178)  (178,312)
                                                              --------   --------
                                                              $ 60,586   $ 75,845
                                                              ========   ========

Software costs, net:
  Capitalized software development costs....................  $ 64,075   $ 70,225
  Less: accumulated amortization............................   (25,064)   (32,219)
                                                              --------   --------
                                                              $ 39,011   $ 38,006
                                                              ========   ========

Long-term investments:
  Marketable equity securities (Note 3).....................  $ 12,466   $ 10,308
  Investments in privately-held companies...................     4,806      5,874
  Corporate bonds...........................................        --      6,009
                                                              --------   --------
                                                              $ 17,272   $ 22,191
                                                              ========   ========

                              INFORMIX CORPORATION

NOTE 3--FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale debt and marketable equity securities:

                                                                   AVAILABLE-FOR-SALE
                                                                       SECURITIES
                                                                 -----------------------
                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 1999                                       COST       GAINS        LOSSES     FAIR VALUE
-----------------                                     --------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. treasury securities............................  $ 25,618     $    4       $  (159)    $ 25,464
Commercial paper, corporate bonds and medium-term
  notes.............................................    94,942        336          (400)      94,877
Municipal bonds.....................................    11,733         --           (20)      11,713
                                                      --------     ------       -------     --------
  Total debt securities.............................  $132,293     $  340       $  (580)    $132,053
U.S. marketable equity securities...................     4,448      8,018            --       12,466
                                                      --------     ------       -------     --------
                                                      $136,741     $8,358       $  (580)    $144,520
                                                      ========     ======       =======     ========

Amounts included in cash and cash equivalents.......    43,275         33            --     $ 43,308
Amounts included in short-term investments..........    89,018        307          (579)      88,746
Amounts included in long-term investments...........     4,448      8,018            --       12,466
                                                      --------     ------       -------     --------
                                                      $136,741     $8,358       $  (580)    $144,520
                                                      ========     ======       =======     ========
DECEMBER 31, 1998
U.S. treasury securities............................  $  8,363         --            --     $  8,363
Commercial paper, corporate bonds and medium-term
  notes.............................................    99,522        211           (28)      99,705
Municipal bonds.....................................    28,866         23            (1)      28,888
International bonds.................................     3,004         --            --        3,004
                                                      --------     ------       -------     --------
  Total debt securities.............................   139,755        234           (29)     139,960
U.S. marketable equity securities...................     6,046      4,717          (455)      10,308
                                                      --------     ------       -------     --------
                                                      $145,801     $4,951       $  (484)    $150,268
                                                      ========     ======       =======     ========

Amounts included in cash and cash equivalents.......  $ 92,690     $  168            --     $ 92,858
Amounts included in short-term investments..........    41,032         63            (2)      41,093
Amounts included in long-term investments...........    12,079      4,720          (482)      16,317
                                                      --------     ------       -------     --------
                                                      $145,801     $4,951       $  (484)    $150,268
                                                      ========     ======       =======     ========

    Maturities of debt securities at market value at December 31, 1999 are as follows (in thousands):

Mature in one year or less..................................  $ 80,357
Mature after one year through five years....................    48,274
Mature after five years.....................................     3,422
                                                              --------
                                                              $132,053
                                                              ========

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into foreign currency forward exchange contracts primarily to hedge the value of intercompany accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The Company periodically assesses market conditions and occasionally attempts to reduce this exposure by entering into foreign currency forward exchange contracts to hedge up to 80% of anticipated net income of foreign subsidiaries of up to a maximum of one year in the future. From an accounting perspective, these hedges are considered to be speculative. The Company's outstanding foreign currency forward exchange contracts used to hedge anticipated net income are marked to market with unrealized gains and losses recognized as incurred in results of operations. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. Substantially all forward foreign exchange contracts entered into by the Company have maturities of 360 days or less. There are no significant unrealized gains or losses on these contracts at December 31, 1999 and 1998. At December 31, 1999 and 1998, the Company had approximately
$87.0 million and $93.9 million of foreign currency forward exchange contracts outstanding, respectively.

    The table below summarizes by currency the contractual amounts of the Company's foreign currency forward exchange contracts at December 31, 1999 and December 31, 1998. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the unrealized gain (loss) and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 1999 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                             UNREALIZED
AT DECEMBER 31, 1999                                       CONTRACT AMOUNT   GAIN/(LOSS)   FAIR VALUE
--------------------                                       ---------------   -----------   ----------
                                                                         (IN THOUSANDS)
Forward currency to be sold under contract:
  Euro...................................................      $33,352          $(12)         $198
  Korean Won.............................................        5,314            26           (23)
  Czech Koruna...........................................        2,620            --             1
  Singapore Dollar.......................................        1,814             1            13
  Thai Bhat..............................................        1,852            (5)          (12)
  Australian Dollar......................................        1,615            (3)           (1)
  Other (individually less than $1 million)..............        3,548           (34)          (35)
                                                               -------          ----          ----
Total....................................................      $50,115          $(27)         $141
                                                               =======          ====          ====
Forward currency to be purchased under contract:
  British Pound..........................................      $33,623          $ (5)         $(37)
  Japanese Yen...........................................        2,484            --           (36)
  Other (individually less than $1 million)..............          814             1            (5)
                                                               -------          ----          ----
Total....................................................      $36,921          $ (4)         $(78)
                                                               =======          ====          ====
Grand Total..............................................      $87,036          $(31)         $(63)
                                                               =======          ====          ====

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                             UNREALIZED
AT DECEMBER 31, 1998                                       CONTRACT AMOUNT   GAIN/(LOSS)   FAIR VALUE
--------------------                                       ---------------   -----------   ----------
                                                                         (IN THOUSANDS)
Forward currency to be sold under contract:
  Japanese Yen...........................................      $11,719          $ 13          $(262)
  Deutsche Mark..........................................        8,092            (1)            39
  Korean Won.............................................        5,250             5           (119)
  Singapore Dollar.......................................        4,264            17             45
  British Pound..........................................        3,322            --            (30)
  Australian Dollar......................................        2,756            (4)            (2)
  Netherland Guilder.....................................        2,087            (3)             7
  Swiss Franc............................................        2,010             3             21
  Brazilian Real.........................................        1,382            --           (273)
  Other (individually less than $1 million)..............        2,926            (6)           (36)
                                                               -------          ----          -----
Total....................................................      $43,808          $ 24          $(610)
                                                               =======          ====          =====

Forward currency to be purchased under contract:
  British Pound..........................................      $42,576          $ (8)         $  81
  French Franc...........................................        3,046            (1)           (17)
  Swedish Krona..........................................        1,493           (16)           (23)
  Danish Krone...........................................        1,316             1             (3)
  Other (individually less than $1 million)..............        1,692             9             24
                                                               -------          ----          -----
Total....................................................      $50,123          $(15)         $  62
                                                               =======          ====          =====

Grand Total..............................................      $93,931          $  9          $(548)
                                                               =======          ====          =====

    While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amount of the Company's credit risk exposure (arising from the possible inabilities of counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company as these contracts can be settled on a net basis at the option of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

    As of December 31, 1999 and 1998, other than foreign currency forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

NOTE 5--PREFERRED STOCK

    In August 1997, the Company sold 160,000 shares of newly authorized
Series A Convertible Preferred Stock, face value $250 per share, which shares are generally not entitled to vote on corporate matters, to a private investor for aggregate net proceeds of $37.6 million and issued a warrant to the same investor to purchase up to an additional 140,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of up to $35 million. In November 1997, the Company canceled the Series A Convertible Preferred Stock in exchange for the same number of shares of a substantially identical Series A-1

                              INFORMIX CORPORATION

NOTE 5--PREFERRED STOCK (CONTINUED)
Convertible Stock (the "Series A-1 Preferred") issued to the same investor, with a corresponding change to the warrant shares. The mandatory redemption provisions of the new Series A-1 Preferred differ from the Series A Convertible Preferred Stock. The redemption provisions in the Series A-1 Preferred effectively preclude the Company from having to redeem the preferred stock except by actions solely within its control. Accordingly, the Consolidated Balance Sheet reflects the Series A-1 Preferred under stockholder's equity.

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

    In November 1997, the Company sold 50,000 shares of newly authorized
Series B Convertible Preferred Stock ("Series B Preferred"), face value $1,000 per share, which shares are generally not entitled to vote on corporate matters, to private investors for aggregate proceeds of $50.0 million (excluding a $1.0 million fee paid to a financial advisor of the Company). In connection with the sale, the Company also agreed to issue a warrant to such investors upon conversion of such Series B Preferred to purchase 20% of the shares of Common Stock into which the Series B Preferred is convertible, but no less than 1,500,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Company also agreed to issue additional warrants to purchase up to an aggregate of 200,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Series B Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance, and upon the occurrence of certain events, including a merger. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each Series B Preferred share is convertible into the number of shares of Common Stock at a per share price equal to the lowest of (i) the average of the closing prices for the Common Stock for the 22 days immediately prior to

                              INFORMIX CORPORATION

NOTE 5--PREFERRED STOCK (CONTINUED)
the 180th day following the initial issuance date, (ii) 101% of the average closing price for the 22 trading days prior to the date of actual conversions, or (iii) 101% of the lowest closing price for the Common Stock during the five trading days immediately prior to the date of actual conversion. The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of certain events. The Company reserved 22.8 million shares of Common Stock for issuance upon conversion of the Series B Preferred and upon the exercise of the Series B Warrants. The Series B Preferred accrues cumulative dividends at an annual rate of 5% of per share face value. The dividend is generally payable upon the conversion or redemption of the Series B Preferred, and may be paid in cash or, at the holder's election, in shares of Common Stock.

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

    During fiscal 1999, holders of the Series B Preferred Stock converted a total of 16,300 shares of Series B Preferred into 2,223,156 shares of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 444,628 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $1,528,699 to such stockholders.

    The fair value of the warrants issued in connection with the Series A-1 Preferred and Series B Preferred are deemed to be a discount to the conversion price of the respective equity instruments available to the preferred stockholders. The discounts were recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period during which the preferred stockholders could realize this return, immediate for the Series A-1 Preferred and six months for the Series B Preferred. The discount has been accreted to additional paid in capital (accumulated deficit) in the Company's balance sheet and has been disclosed as a decrease in the amount available to common stockholders on the face of the Company's statements of operations and for purposes of computing net income (loss) per share. The fair value assigned to the warrants is based on an independent appraisal performed by a nationally recognized investment banking firm. The appraisal was completed utilizing the Black-Scholes valuation model. This model requires assumptions related to the remaining life of the warrant, the risk free

                              INFORMIX CORPORATION

NOTE 5--PREFERRED STOCK (CONTINUED)
interest rate at the time of issuance, stock volatility, and an illiquidity factor associated with the security. These assumptions and the values assigned to the Series A-1 and Series B warrants were as follows:

                                                   SERIES A-1       SERIES B
                                                  -------------   -------------
Volatility......................................            0.4             0.6
Expected life...................................      18 months       24 months
Risk free interest rate.........................           5.6%            5.6%
Dividend yield..................................             0%              0%
Illiquidity discount............................            33%             33%
Exercise price..................................  $        7.59   $        9.73
Assigned value..................................  $ 0.9 million   $ 2.7 million

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

    On June 9, 1998, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 pertaining to the Company's sale of its Series B Preferred. The Securities and Exchange Commission ("SEC") reviewed the Post-Effective Amendment and declared it effective on August 13, 1998. The Series B Preferred stockholders claimed that during August 1998 they were prevented from selling shares of Series B Preferred stock until the SEC completed its review of the Post-Effective Amendment and, as a result, the Company had failed to comply with certain terms of a Registration Rights Agreement between the Series B Preferred stockholders and the Company. As a result, the Company recorded a $1.3 million dividend as of December 31, 1998, which was paid in cash to the Series B Preferred stockholders in the first quarter of 1999.

    As of December 31, 1998, 6,343,000 shares of preferred stock were outstanding that related to Series A, B, and C preferred stock issuances by Cloudscape, Inc. ("Cloudscape Preferred Stock") in fiscal 1996, 1997, and 1998, respectively. Each series of Cloudscape Preferred Stock maintained noncumulative dividend rights and liquidation preferences to any proceeds received in the event of a liquidation of Cloudscape. Additionally, the Cloudscape Preferred Stock was convertible into Cloudscape Common Stock on a one-for-one basis and the holders of the Cloudscape Preferred Stock were entitled to the number of votes based on an as-if converted basis. Immediately prior to the merger between Informix and Cloudscape on October 8, 1999, all the Cloudscape preferred shareholders converted their Cloudscape Preferred Stock into an equal number of shares of Cloudscape Common Stock.

                              INFORMIX CORPORATION

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).........................................   $ (11,164)    $  50,184     $(360,388)
  Preferred stock dividends.................................        (995)       (3,478)         (301)
  Value assigned to warrants................................          --        (1,982)       (1,601)
                                                               ---------     ---------     ---------
  Numerator for basic and diluted net income (loss) per
    common share............................................   $ (12,159)    $  44,724     $(362,290)
                                                               =========     =========     =========

Denominator:
  Denominator for basic net income (loss) per common share--
    weighted-average shares outstanding.....................     194,118       169,581       152,543
    weighted-average shares to be issued for litigation
      settlement............................................       5,425            --            --
  Effect of dilutive securities:
    Employee stock options and restricted common stock......          --         4,277            --
    Series A-1 convertible preferred stock..................          --         2,748            --
    Cloudscape convertible preferred stock..................          --         5,794            --
                                                               ---------     ---------     ---------
  Denominator for diluted net income (loss) per common
    share--adjusted weighted-average shares and assumed
    conversions.............................................     199,543       182,400       152,543
                                                               =========     =========     =========
Basic net income (loss) per common share....................   $   (0.06)    $    0.26     $   (2.37)
                                                               =========     =========     =========
Diluted net income (loss) per common share..................   $   (0.06)    $    0.25     $   (2.37)
                                                               =========     =========     =========

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

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Potentially dilutive securities:
Stock options...............................................   23,176     10,018     20,293
Stock warrants
  Common Stock (Series B Warrants)..........................      176      1,750      1,750
  Series A-1 Warrants.......................................       --         --        140
Series A-1 Convertible Preferred Stock
  Preferred Shares..........................................       --         --        160
  Equivalent common shares upon assumed conversion..........       --         --      4,955
Series B Convertible Preferred Stock
  Preferred Shares..........................................        7         23         50
  Equivalent common shares upon assumed conversion..........    2,568      7,901      3,387
Cloudscape Convertible Preferred Stock......................       --         --      3,409
Cloudscape Restricted Common Stock..........................      212         --        992

                              INFORMIX CORPORATION

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
    The stock options have per share exercise prices ranging from $0.08 to $33.25, $6.75 to $42.09, and $0.08 to $34.25, at December 31, 1999, 1998 and
1997, respectively.

    The warrants to purchase shares of Common Stock of the Company (the
"Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of Common Stock of the Company. Upon conversion of the Series B Preferred, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred is convertible. As of December 31, 1999, approximately 1,939,000 Series B Warrants have been issued at a per share exercise price of $7.84. The Series B Warrants are exercisable through November 2002.

    Warrants to purchase shares of the Company's Series A-1 Preferred (the "Series A-1 Warrants") were exercised into shares of Series A-1 Preferred at a per share price of $250 and converted into 8,125,000 shares of Common Stock during 1998. No Series A-1 Warrants were outstanding as of December 31, 1998 and 1999.

    Certain of the outstanding shares of Cloudscape Common Stock held by employees are subject to repurchase upon termination of employment. The number of shares subject to this repurchase right decreases as the shares vest over time, generally for four years. As of December 31, 1999, 1998 and 1997, 212,000, 1,407,000, and 992,000 shares, respectively, were subject to repurchase at a weighted-average exercise price of $0.24, $0.13, and $0.02, respectively.

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

    Additionally, 1,600,000 shares were authorized for issuance under the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted non-qualified stock options upon election or re-election to the Board of Directors. At December 31, 1999, 635,000 shares were available for grant under this Plan.

    In April 1994, the Company adopted the 1994 Stock Option and Award Plan; 8,000,000 shares were authorized for grant under this Plan. Options can be granted to employees on terms substantially equivalent to those described above. The 1994 Stock Option and Award Plan also allows the Company to award performance shares of the Company's common stock to be paid to recipients on the achievement of certain performance goals set with respect to each recipient. In May 1997, the Company's stockholders approved an additional 8,000,000 shares to be reserved for issuance under the Company's 1994 Stock Option and Award Plan. At December 31, 1999, 2,531,662 shares were available for grant under this Plan.

    In July 1997, the Company's Board of Directors approved a resolution authorizing the grant of a maximum of 500,000 non-statutory stock options to executives and other employees, as determined by the Board, under the newly created 1997 Non-Statutory Stock Option Plan ("the 1997 Stock Plan"). The

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED) authorization of such shares for grant under the 1997 Stock Plan is not subject to stockholder approval. Terms of each option are determined by the Board or committee delegated such duties by the Board. Concurrent with the authorization of the 1997 Stock Plan, the Board granted the Company's current Chairman of the Board and former chief executive officer 500,000 options to purchase the Company's common stock thereunder. Such options vest ratably over five years beginning with the first anniversary of the date of grant.

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

    In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan ("the 1998 Stock Option Plan"); 5,500,000 shares were originally authorized for grant under this Plan. During 1999, the Company's Board of Directors authorized an additional 5,000,000 shares for grant under the 1998 Stock Option Plan. Options can be granted to employees on terms substantially equivalent to those described above. At December 31, 1999, 2,272,878 shares were available for grant under this Plan.

    As a result of its acquisition of Red Brick Systems, Inc. ("Red Brick") in December 1998, the Company assumed all outstanding Red Brick stock options which had been issued under Red Brick's 1995 Stock Option Plan (including options granted under the predecessor 1991 Stock Option Plan) and Supplemental Stock Option Plan. Each Red Brick stock option so assumed is subject to the same terms and conditions as the original grant, except that each option was adjusted at a ratio of 0.6 shares of

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
Informix Common Stock for each one share of Red Brick Common Stock, and the exercise price was adjusted by dividing the exercise price by 0.6.

    As a result of its acquisition of Cloudscape, Inc. ("Cloudscape") in October 1999, the Company assumed all outstanding Cloudscape stock options which had been issued under Cloudscape's 1996 Equity Incentive Plan. Each Cloudscape stock option so assumed is subject to the same terms and conditions as the original grant, except that each option was adjusted at a ratio of approximately
0.56 shares of Informix Common Stock for each one share of Cloudscape Common Stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.56.

    Following is a summary of activity for all stock option plans for the three years ended December 31, 1999:

                                                               NUMBER OF    WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              -----------   ----------------
Outstanding at December 31, 1996............................   17,133,416       $13.4345
Options granted and assumed.................................   14,490,877         7.8068
Options exercised...........................................   (1,323,543)        2.5278
Options canceled............................................  (10,008,150)       18.6873
                                                              -----------       --------
Outstanding at December 31, 1997............................   20,292,600         7.5365
Options granted.............................................   10,436,982         5.3548
Options assumed.............................................    2,466,727         5.4012
Options exercised...........................................   (3,671,072)        2.3459
Options canceled............................................   (8,866,872)        9.1573
                                                              -----------       --------
Outstanding at December 31, 1998............................   20,658,366         6.4061
Options granted.............................................   10,905,977         8.5185
Options exercised...........................................   (3,350,263)        4.2810
Options canceled............................................   (5,038,551)        7.3150
                                                              -----------       --------
Outstanding at December 31, 1999............................   23,175,529       $ 7.4628
                                                              ===========       ========

    The following table summarizes information about options outstanding at December 31, 1999:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          --------------------------------------   ------------------------
                                             NUMBER        WEIGHTED                   NUMBER
                                           OUTSTANDING      AVERAGE     WEIGHTED    EXERCISABLE    WEIGHTED
                                              AS OF        REMAINING    AVERAGE        AS OF       AVERAGE
                                          DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                      1999           LIFE        PRICE         1999         PRICE
------------------------                  -------------   -----------   --------   -------------   --------
$0.080 to $5.094.......................      4,364,637        6.19      $ 3.967      2,998,020     $ 3.927
$5.156 to $6.750.......................      3,377,429        8.43        5.607        996,183       5.764
$6.781 to $9.031.......................     10,708,872        8.81        7.802      2,009,274       8.251
$9.063 to $13.340......................      4,630,297        8.68       11.018        990,260      10.837
$16.880 to $33.250.....................         94,294        5.61       22.366         88,565      22.246
                                            ----------                               ---------
$0.080 to $33.250......................     23,175,529        8.22        7.463      7,082,302       6.608
                                            ==========                               =========

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
    In connection with all stock option plans, 30,089,289 shares of Common Stock were reserved for issuance as of December 31, 1999, and 7,082,302 options were exercisable. At December 31, 1998, 31,869,993 shares of Common Stock were reserved for issuance, and 6,143,986 options were exercisable.

EMPLOYEE STOCK PURCHASE PLAN

    The Company had a qualified Employee Stock Purchase Plan (the Plan) under which 7,600,000 shares of common stock, in the aggregate, were authorized for issuance. Under the terms of the Plan, employees could contribute, through payroll deductions, up to 10 percent of their base pay and purchase up to 20,000 shares per quarter (with the limitation of purchases of $25,000 annually in fair market value of the shares). Employees could elect to withdraw from the Plan during any quarter and have their contributions for the period returned to them. Also, employees could elect to reduce the rate of contribution one time in each quarter. The price at which employees could purchase shares was 85 percent of the lower of the fair market value of the stock at the beginning or end of the quarter. The Plan was qualified under Section 423 of the Internal Revenue Code of 1986, as amended. During 1997, the Company issued 573,343 shares under this Plan. The Plan was terminated on July 1, 1997, which was 10 years after the offering date for the Plan's first offering period.

    In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The Company has reserved 4,000,000 shares of Common Stock for issuance under the 1997 ESPP. The 1997 ESPP permits participants to purchase Common Stock through payroll deductions of up to 15 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 1999 and 1998, the Company issued approximately 1,187,000 shares and 1,613,000 shares, respectively, under the 1997 ESPP. No shares of Common Stock were issued under this plan during fiscal 1997.

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

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     OPTIONS                               ESPP
                                         --------------------------------    --------------------------------
                                           1999        1998        1997        1999        1998        1997
                                         --------    --------    --------    --------    --------    --------
Expected life (years)..................    4.5         4.5         4.5           .25         .25         .25
Expected volatility....................     73%         73%         79%           73%      56-95%      51-90%
Risk-free interest rate................    5.7%        4.7%        5.7%      4.6-5.1%    4.7-5.3%    5.2-5.4%

    For pro forma purposes, the estimated fair value of the Company's stock based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                                  1999        1998         1997
                                                                ---------   ---------   ----------
                                                                (IN THOUSANDS EXCEPT FOR PER SHARE
                                                                           INFORMATION)
Net income (loss) applicable to common             As reported
  stockholders...................................               $(12,159)    $44,724    $(362,290)
                                                   Pro forma     (45,582)      9,745     (391,115)
Net income (loss) per common share:
  Basic..........................................  As reported  $  (0.06)    $  0.26    $   (2.37)
                                                   Pro forma       (0.23)       0.06        (2.56)
  Diluted........................................  As reported     (0.06)       0.25        (2.37)
                                                   Pro forma       (0.23)       0.05        (2.56)

    Calculated under SFAS 123, the weighted-average fair value of the options granted during 1999, 1998 and 1997 was $5.24, $3.58 and $5.26 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP during 1999, 1998 and 1997 were $2.83, $1.91 and $3.83 per share, respectively.

401(k) PLAN

    The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee's contribution up to a maximum of $2,000. The Company's matching contributions to this 401(k) plan for 1999, 1998 and 1997 were $4.2 million, $3.5 million and $4.2 million, respectively.

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company leases certain computer and office equipment under capital leases having terms of three-to-five years. Amounts capitalized for such leases are included on the consolidated balance sheets as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer and office equipment...............................   $8,797    $10,023
Less: accumulated amortization..............................    7,037      5,147
                                                               ------    -------
                                                               $1,760    $ 4,876
                                                               ======    =======

    During 1998 and 1997, the Company financed approximately $1.9 million and $10.5 million, respectively, of equipment purchases under capital lease arrangements. The Company did not finance a significant amount of equipment purchases under capital lease arrangements during 1999. Amortization of the cost of leased equipment is included in depreciation expense.

    The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $35.7 million, $30.7 million and $34.8 million in 1999, 1998 and 1997, respectively.

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

    Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases as of December 31, 1999, are as follows:

                                                                                NON-CANCELABLE
YEAR ENDING DECEMBER 31                                       CAPITAL LEASES   OPERATING LEASES
-----------------------                                       --------------   ----------------
                                                                       (IN THOUSANDS)
2000........................................................      $1,955           $ 32,542
2001........................................................          73             26,787
2002........................................................          --             20,047
2003........................................................          --             13,087
2004........................................................          --              7,696
Thereafter..................................................          --              6,313
                                                                                   --------
Total payments..............................................       2,028           $106,472
                                                                                   ========
Less: amount representing interest..........................         101
                                                                  ------
Present value of minimum lease payments.....................       1,927
Less current portion........................................       1,862
                                                                  ------
                                                                  $   65
                                                                  ======

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by the Company of $8.7 million, $7.8 million and $4.7 million in fiscal 2000, 2001 and 2002, respectively. In addition, the Company makes annual payments of approximately $1.9 million to third-party technology providers, and will continue to do so for such period as the Company utilizes the related technology in its products.

NOTE 9--BUSINESS SEGMENTS

    In recent years, the Company has operated under four reportable operating segments which report to the Company's president and chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors.

    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below by year:

                                                   NORTH                                LATIN
                                                  AMERICA     EUROPE    ASIA/PACIFIC   AMERICA    OTHER(3)      TOTAL
                                                 ---------   --------   ------------   --------   ---------   ---------
                                                                             (IN THOUSANDS)
1999:
  Net revenues from unaffiliated customers.....  $ 457,235   $263,868     $ 88,424     $ 62,009   $      --   $ 871,536
  Transfers between segments(1)................    (34,259)    19,738        7,776        6,745          --          --
  Total net revenues...........................    422,976    283,606       96,200       68,754          --     871,536
  Operating income(2)..........................     50,926     11,861       30,963        3,700       1,063      98,513
  Identifiable assets at December 31...........    724,199     43,131        9,609       15,167    (145,894)    646,212
  Depreciation and amortization expense........     35,916      6,291        3,092        1,524          --      46,823
  Capital expenditures.........................     18,767      4,116          903        1,047          --      24,833

1998:
  Net revenues from unaffiliated customers.....  $ 367,373   $240,964     $ 77,191     $ 49,978   $      --   $ 735,506
  Transfers between segments(1)................    (11,256)       (52)       4,093        7,215          --          --
  Total net revenues...........................    356,117    240,912       81,284       57,193          --     735,506
  Operating income (loss)(2)...................     (1,281)    59,306        1,733       (7,173)        701      53,286
  Identifiable assets at December 31...........    694,652    138,470       76,918       40,328    (328,303)    622,065
  Depreciation and amortization expense........     31,839      9,771        3,718        1,485          --      46,813
  Capital expenditures.........................     15,065      4,099          853          794          --      20,811

1997:
  Net revenues from unaffiliated customers.....  $ 307,870   $224,829     $ 81,130     $ 50,063   $      --   $ 663,892
  Transfers between segments(1)................     (7,147)     3,242          333        3,572          --          --
  Total net revenues...........................    300,723    228,071       81,463       53,635          --     663,892
  Operating income (loss)(2)...................   (231,542)   (77,871)     (48,814)       4,210      (5,436)   (359,453)
  Identifiable assets at December 31...........    558,253    130,174       61,875       38,948    (223,229)    566,021
  Depreciation and amortization expense........     34,325     23,238        7,023        1,108          --      65,694
  Capital expenditures.........................     71,087     15,102        6,534        1,489          --      94,211

------------------------------

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

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)
    The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Operating income (loss) of reportable operating segments....  $ 97,450   $52,585    $(354,017)
Consolidating adjustments...................................     1,063       701       (5,436)
Other income (expense)......................................   (87,796)    1,298        6,882
                                                              --------   -------    ---------
Income (loss) before income taxes...........................  $ 10,717   $54,584    $(352,571)
                                                              ========   =======    =========

    On October 1, 1999, the Company created four new business groups which began reporting to the Company's Chief Operating Decision Maker: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions. Financial information for the Company's TransAct, i.Foundation, i.Informix and i.Intelligence business groups for 1999 is summarized below (due to the creation of these business groups in the fourth quarter of 1999, certain information was not practicable to obtain for current and prior years):

                                          TRANSACT   I.INTELLIGENCE   I.FOUNDATION   I.INFORMIX    TOTAL
                                          --------   --------------   ------------   ----------   --------
Total net revenues (in thousands).......  $693,207      $85,999         $76,210        $16,120    $871,536

    The Company's revenues are derived from licensing its database servers and related tools and connectivity/gateway software, and performing services, which include maintenance and consulting/training. Information as to the Company's revenues from external customers for all reportable segments is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
License revenues(1).........................................   $442.8     $383.9     $378.2
                                                               ------     ------     ------
Service revenues
  Maintenance...............................................    325.6      253.7      188.0
  Consulting and training...................................    103.1       97.9       97.7
                                                               ------     ------     ------
                                                                428.7      351.6      285.7
                                                               ------     ------     ------
                                                               $871.5     $735.5     $663.9
                                                               ======     ======     ======

------------------------

(1) Financial data for the Company's license revenues by product is not practicable to obtain due to the bundling of software products and services into the Company's solutions offerings.

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)
    Information as to the Company's operations in different geographical areas is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Revenues, net of transfers between segments:
  United States.............................................   $423.0     $356.1     $300.7
                                                               ------     ------     ------
  Total North America.......................................    423.0      356.1      300.7
                                                               ------     ------     ------
  United Kingdom............................................     74.7       63.8       61.0
  Germany...................................................     72.5       69.2       63.8
  France....................................................     27.1       19.5       26.2
  Spain.....................................................     14.3       10.8        7.0
  Italy.....................................................     13.6       10.9       18.0
  Other countries...........................................     81.4       66.7       52.1
                                                               ------     ------     ------
  Total Europe..............................................    283.6      240.9      228.1
                                                               ------     ------     ------
  Japan.....................................................     31.5       26.2       18.7
  China.....................................................     15.7        9.7        3.4
  Australia.................................................      8.9        6.6        6.9
  Korea.....................................................      8.6        5.6       12.4
  Hong Kong.................................................      6.6       10.8       16.1
  Other countries...........................................     24.9       22.4       24.0
                                                               ------     ------     ------
  Total Asia/Pacific........................................     96.2       81.3       81.5
                                                               ------     ------     ------
  Mexico....................................................     31.4       21.6       18.8
  Brazil....................................................      9.6       11.3        9.2
  Argentina.................................................      9.0        7.5        7.9
  Other countries...........................................     18.7       16.8       17.7
                                                               ------     ------     ------
  Total Latin America.......................................     68.7       57.2       53.6
                                                               ------     ------     ------
                                                               $871.5     $735.5     $663.9
                                                               ======     ======     ======

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Property and equipment, net
  United States.............................................   $ 46.9     $ 57.8
  Other.....................................................      0.2        0.2
                                                               ------     ------
  Total North America.......................................     47.1       58.0
                                                               ------     ------
  United Kingdom............................................      1.5        2.0
  Germany...................................................      1.8        3.9
  France....................................................      1.0        1.3
  Ireland...................................................      1.7        1.1
  Other countries...........................................      2.4        3.6
                                                               ------     ------
  Total Europe..............................................      8.4       11.9
                                                               ------     ------
  Asia/Pacific..............................................      2.5        3.0
  Latin America.............................................      2.6        2.9
                                                               ------     ------
  Total Asia/Pacific and Latin America......................      5.1        5.9
                                                               ------     ------
                                                               $ 60.6     $ 75.8
                                                               ======     ======

    No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 1999, 1998 or 1997.

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Currently payable:
  Federal...................................................  $ 3,896    $ 2,690    $(2,264)
  State.....................................................       56         90         --
  Foreign...................................................    8,926     (1,357)    10,415
                                                              -------    -------    -------
                                                               12,878      1,423      8,151

Deferred:
  Federal...................................................    5,544     (4,071)    (3,857)
  State.....................................................     (957)    (1,461)      (189)
  Foreign...................................................    4,417      8,509      3,712
                                                              -------    -------    -------
                                                                9,004      2,977       (334)
                                                              -------    -------    -------
                                                              $21,881    $ 4,400    $ 7,817
                                                              =======    =======    =======

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)

    Income (loss) before income taxes consists of the following:

                                                                1999       1998       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Domestic....................................................  $(26,868)  $ 2,704    $(230,787)
Foreign.....................................................    37,585    51,880     (121,784)
                                                              --------   -------    ---------
                                                              $ 10,717   $54,584    $(352,571)
                                                              ========   =======    =========

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                 1999                  1998                   1997
                                          -------------------   -------------------   --------------------
                                           AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
                                          --------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS)
Computed tax (benefit) at federal
  statutory rate........................  $ 3,751       35.0%   $ 19,104     35.0%    $(123,400)   (35.0)%
Valuation allowance.....................  (12,689)    (118.4)    (11,194)   (20.5)      118,211     33.5
State income taxes, net of federal tax
  benefit...............................       89        0.8      (1,372)    (2.5)           --      0.0
Foreign withholding taxes not currently
  creditable............................    8,957       83.6       2,690      4.9            --      0.0
Foreign taxes, net......................   19,426      181.3      (4,395)    (8.0)       10,415      3.0
Other, net..............................    2,348       21.9        (433)    (0.8)        2,591      0.7
                                          -------     ------    --------    -----     ---------    -----
                                          $21,881      204.2%   $  4,400      8.1%    $   7,817      2.2%
                                          =======     ======    ========    =====     =========    =====

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
Reserves and accrued expenses...............................  $   6,737   $   7,981
Deferred revenue............................................      3,098       3,381
Foreign net operating loss carryforwards....................     18,526      43,490
Domestic net operating loss carryforwards...................     81,752      83,132
Domestic net operating loss carryback.......................     23,085          --
Foreign taxes credit........................................     10,077       7,247
R&D credit carryforwards....................................     25,552      22,218
Other.......................................................      5,199      11,146
                                                              ---------   ---------
Total deferred tax assets...................................    174,026     178,595
Valuation allowance for deferred tax assets.................   (149,798)   (162,487)
                                                              ---------   ---------
Deferred tax assets, net of valuation allowance.............     24,228      16,108
                                                              =========   =========
Deferred Tax Liabilities:
Capitalized software........................................     15,473      14,130
Valuation of investment portfolio FAS 115...................      3,211       1,978
                                                              ---------   ---------
Total deferred tax liabilities..............................     18,684      16,108
                                                              ---------   ---------
Net deferred tax assets.....................................  $   5,544   $      --
                                                              =========   =========

    At December 31, 1999, the Company had approximately $66.5 million,
$209.1 million and $209.1 million of foreign, federal and state net operating loss carryforwards, respectively. The foreign and state net operating loss carryforwards expire at various dates beginning in 1999. The federal net operating loss carryforwards expire at various dates beginning in 2007. Income taxes paid amounted to $10.0 million, $4.7 million and $11.3 million in 1999, 1998 and 1997, respectively. The valuation allowance for deferred tax assets decreased by $12.7 million in 1999 and $17.4 million in 1998 and increased by $133.4 million in 1997. The net deferred tax asset of $5.5 million at December 31, 1999 represents the tax effect of net operating loss carryforwards existing in certain foreign jurisdictions that the Company believes are more likely than not to be realized, based on the earnings in those jurisdictions.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at December 31, 1999 will be as follows:

Income tax benefit from continuing operations...............  $127,008
Goodwill and other noncurrent intangible assets.............    14,127
Additional paid-in capital..................................     8,663
                                                              --------
Total.......................................................  $149,798
                                                              ========

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS

    On November 30, 1999, the Company reached a definitive agreement (the "Ardent Agreement") to acquire Ardent Software, Inc. ("Ardent"), the leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In accordance with the Ardent Agreement, 3.5 shares of the Company's common stock will be exchanged for each outstanding Ardent share and the Company will assume all outstanding Ardent options. The transaction is expected to be accounted for as a pooling of interests and completion of the transaction, which is subject to the approval of stockholders of both companies, is expected to occur in the first quarter of 2000.

    On October 8, 1999, the Company completed its acquisition of Cloudscape, a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received shares of the Company's Common Stock in exchange for their shares of Cloudscape at the rate of approximately 0.56 shares of Informix Common Stock for each share of Cloudscape Common Stock (the "Merger"). An aggregate of 9,583,000 shares of Informix Common Stock were issued pursuant to the Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape Common Stock were assumed by Informix.

    The Company recorded a charge of $2.8 million for accrued merger and integration costs. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of December 31, 1999, $1.1 million had been paid for financial advisor, legal and accounting fees, $0.2 million had been paid for severance and related costs and $0.2 million had been charged for the write-off of redundant assets.

    The Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cloudscape. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                       NINE MONTHS ENDED    YEARS ENDED DECEMBER 31,
                                                      -------------------   ------------------------
                                                      SEPTEMBER 30, 1999      1998           1997
                                                      -------------------   --------       ---------
Net revenues:
  Informix..........................................         $619,207       $734,983       $ 663,892
  Cloudscape........................................            1,217            523              --
                                                             --------       --------       ---------
  Combined..........................................         $620,424       $735,506       $ 663,892
                                                             ========       ========       =========
Net income (loss):
  Informix..........................................         $(47,605)      $ 57,718       $(356,867)
  Cloudscape........................................           (6,329)        (7,534)         (3,521)
                                                             --------       --------       ---------
  Combined..........................................         $(53,934)      $ 50,184       $(360,388)
                                                             ========       ========       =========

    No adjustments were necessary to conform accounting policies of the combined entities.

    On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. Under terms

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED) of the acquisition, the Company issued approximately 7.6 million shares of its Common Stock in exchange for all outstanding shares of Red Brick Common Stock. In addition, the Company issued options to purchase approximately 2.5 million shares of the Company's Common Stock in exchange for outstanding unvested options to purchase Red Brick common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options, net of issuance costs..............  $35,914
Direct acquisition costs....................................    1,042
Other liabilities assumed...................................    5,892
Accrued merger and integration costs........................    7,850
Deferred revenue............................................    5,149
                                                              -------
Total.......................................................  $55,847
                                                              =======

    The purchase price was allocated as follows:

Cash and short-term investments acquired....................  $ 7,763
Other tangible assets acquired..............................   10,281
Intangible assets
  Capitalized software......................................    7,400
  Workforce.................................................    4,700
  Goodwill..................................................   23,103
                                                              -------
                                                               35,203
In-process research and development.........................    2,600
                                                              -------
Total.......................................................  $55,847
                                                              =======

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

    Accrued merger and integration costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of December 31, 1999, $0.9 million had been paid for severance and other acquisition-related costs, $1.5 million had been paid for costs associated with the shutdown and consolidation of Red Brick facilities and $1.0 million had been paid to settle acquired royalty commitments for abandoned technology. During 1999, accrued merger and integration costs were reduced by $3.1 million, which resulted in a corresponding $3.1 million decrease

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED) in goodwill. These adjustments were the result of a decrease of approximately $2.3 million in the estimated costs associated with various former Red Brick facilities due to a change in the amount of sublease income to be received for such facilities, a decrease of approximately $0.7 million in severance-related costs and a decrease of $0.1 million in royalty commitments.

    The following pro forma finanacial information presents the combined results of operations of Informix and Red Brick as if the acquisition had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill and excluding the write-off of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the two companies constituted a single entity during such periods.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               FOR PER SHARE DATA)
Net revenues................................................  $769,989    $707,207
Net income (loss)...........................................    21,866    (385,452)
Net income (loss) per share.................................      0.09       (2.38)

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

                              INFORMIX CORPORATION

NOTE 12--LITIGATION (CONTINUED)
    Pursuant to Delaware law and certain indemnification agreements between the Company and each of its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company. This includes the costs of defending against the claims asserted in the above-referenced actions and any amounts paid in settlement or other disposition of such actions on behalf of these individuals. The Company's obligations do not permit or require it to provide such indemnification to any such individual who is adjudicated to be liable for fraudulent or criminal conduct. Although the Company has purchased directors' and officers' liability insurance to reimburse it for the costs of indemnification for its directors and officers, the coverage under its policies is limited. Moreover, although the directors' and officers' insurance coverage presumes that 100 percent of the costs incurred in defending claims asserted jointly against the Company and its current and former directors and officers are allocable to the individuals' defense, the Company does not have insurance to cover the costs of its own defense or to cover any liability for any claims asserted against it. The Company has not set aside any financial reserves relating to any of the above-referenced actions.

    On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company. The settlement will resolve all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November, 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9 million shares of the Company's common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The Company's former independent auditors, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which has received final approval from both the federal and state courts will be $142 million.

    In July 1997, the Securities and Exchange Commission ("SEC") issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company's financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company and the SEC have entered into a settlement of the investigation as to the Company. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and
Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 ("Securities Act"), and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rules 10b-5, 12b-20 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company also is required to cooperate in the SEC's continuing investigation of other entities and persons. As a consequence of the issuance of the Order, the Company is statutorily disqualified, pursuant to Section 27A(G)(1)(A)(ii) of the Securities Act and Section 21E(b)(1)(A)(ii) of the Exchange Act, for a

                              INFORMIX CORPORATION

NOTE 12--LITIGATION (CONTINUED)
period of three years from the date of the issuance of the Order, from relying on the protections of the "safe harbor" for forward-looking statements set forth in Section 27(A)(c) of the Securities Act and Section 21(E)(c) of the Exchange Act.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. During settlement negotiations prior to the filing of the action, EXPO 2000 stated that it would accept approximately $2.5 million to settle. In March 1999, a panel of three judges appointed by the court recommended a settlement pursuant to which EXPO 2000 and Informix would release the other from all claims. EXPO 2000 declined to accept the recommendation. In August 1999, the court entered a judgment against Informix in the amount of approximately $6.0 million, although approximately $2.1 million of judgment is conditioned upon the return to Informix by EXPO 2000 of certain software. Informix has filed an appeal. The Company has reserved
$2.5 million for the expected outcome of the appeal.

    On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against us in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. The Informix products that IBM alleges infringe its patents are Informix Online Dynamic Server versions 5, 6 and 7, Informix SE version 6, Informix NewEra version 1, Informix NET, Informix STAR, Illustra Visual Information Retrieval, and Illustra Visual Intelligence Viewer. In its complaint, IBM seeks a permanent injunction against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. We strongly believe that the allegations in the complaint are without merit and intend to defend the action vigorously and to assert such counterclaims against IBM as may be appropriate.

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

    In February 1997, the Company acquired CenterView Software (see Note 11) and, as a direct result, revised its database application tool business strategy to incorporate CenterView's developed technology and "Data Director" product. This revision to the tools business strategy significantly altered the Company's current and future marketing plans for its own NewEra family of application tools, including

                              INFORMIX CORPORATION

NOTE 13--NONRECURRING CHARGES (CONTINUED) projected future NewEra product revenues. As a result, the Company reevaluated the net realizable value of its NewEra products and found it to be significantly below the net balance of related capitalized software development costs. Accordingly, the Company recorded a charge during the first quarter 1997 of $14.7 million to reduce the carrying value of these capitalized product development costs to the revised estimated net realizable value of the NewEra products.

    In June 1997 and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring expense charge and adjustments to restructuring expense included in the Company's consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 as well as the significant components of the restructuring reserve at December 31, 1999 (in millions):

                                                            SEVERANCE &   FACILITY
                                                             BENEFITS     CHARGES     OTHER      TOTAL
                                                            -----------   --------   --------   --------
Restructuring Expense.....................................     $21.9       $34.7      $ 3.4      $108.2
Cash payments.............................................      19.5         3.8        0.2        23.5
Non-cash costs............................................        --         7.7        2.2        58.1
                                                               -----       -----      -----      ------
Accrual balances, December 31, 1997.......................     $ 2.4       $23.2      $ 1.0      $ 26.6
                                                               -----       -----      -----      ------
Cash payments.............................................       0.1         8.8        0.5         9.4
Non-cash costs............................................        --         1.1         --         1.1
Adjustments...............................................       2.2         8.1         --        10.3
                                                               -----       -----      -----      ------
Accrual balances, December 31, 1998.......................     $ 0.1       $ 5.2      $ 0.5      $  5.8
                                                               -----       -----      -----      ------
Cash payments.............................................        --         1.4        0.2         1.6
Non-cash costs............................................        --         1.2        0.6         1.8
Adjustments...............................................       0.1         0.8       (0.3)        0.6
                                                               -----       -----      -----      ------
Accrual balances, December 31, 1999.......................     $  --       $ 1.8      $  --      $  1.8
                                                               =====       =====      =====      ======

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

    For the years ended December 31, 1999 and 1998, the Company recorded restructuring-related adjustments to decrease restructuring expense by $0.6 million and $10.3 million, respectively, primarily due to adjusting the estimated severance and facility charges to actual costs incurred. The Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2003.

                              INFORMIX CORPORATION

NOTE 14--COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for displaying comprehensive income and its components.

    The components of accumulated other comprehensive income (loss) consist of the following items:

                                                                   UNREALIZED
                                                                GAINS/(LOSSES) ON   ACCUMULATED OTHER
                                                     FOREIGN       SECURITIES         COMPREHENSIVE
                                                     CURRENCY    (IN THOUSANDS)       INCOME/(LOSS)
                                                     --------   -----------------   -----------------
December 31, 1996..................................  $(10,181)       $ 11,690           $  1,509
Current-period change..............................      (955)        (12,457)           (13,412)
                                                     --------        --------           --------
December 31, 1997..................................   (11,136)           (767)           (11,903)
Current-period change..............................     3,351           5,202              8,553
                                                     --------        --------           --------
December 31, 1998..................................    (7,785)          4,435             (3,350)
Current-period change..............................    (3,074)            133             (2,941)
                                                     --------        --------           --------
December 31, 1999..................................  $(10,859)       $  4,568           $ (6,291)
                                                     ========        ========           ========

    The tax effect on components of comprehensive income (loss) is not significant.

NOTE 15--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

                              INFORMIX CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                     -----------------------
                                       BALANCE AT    CHARGED TO
                                      BEGINNING OF   COSTS AND    CHARGED TO                              BALANCE AT
                                         PERIOD       EXPENSES     REVENUES    DEDUCTIONS(1)   OTHER(2)   END OF YEAR
                                      ------------   ----------   ----------   -------------   --------   -----------
                                                                      (IN THOUSANDS)
Allowance for Doubtful Accounts
  Year ended December 31, 1999......     $15,089       $ 1,269      $ 4,868       $ 8,011       $   63      $13,278
  Year ended December 31, 1998......      27,104          (209)      (4,529)        8,754        1,477       15,089
  Year ended December 31, 1997......      21,429        13,226           --         7,551           --       27,104

------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Allowance for doubtful accounts acquired from Cloudscape in 1999 and Red Brick in 1998 (Note 11)

                                 EXHIBIT INDEX

EXHIBIT NO.                                        EXHIBIT TITLE
-----------                 ------------------------------------------------------------
         3.1(3)             Certificate of Incorporation of the Registrant, as amended
         3.2(a)(3)          Bylaws of the Registrant, as amended
         3.2(b)(25)         Amendment to Bylaws, dated April 24, 1998
         3.2(c)(2)          Amendment to Bylaws, dated June 19, 1998
         3.2(d)(2)          Amendment to Bylaws, dated July 15, 1998
         3.3(5)             Certificate of Designation of Series B Convertible Preferred
                            Stock
         4.1(6)             First Amended and Restated Rights Agreement, dated as of
                            August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
                            Exhibit A
         4.2(7)             Amendment, dated as of November 17, 1997, to the First
                            Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
        10.1(2)             Form of Change of Control Agreement
        10.2(9)             Form of Amended Indemnity Agreement
        10.3(10)            1989 Outside Directors Stock Option Plan
        10.4(25)            Amendment to the 1989 Outside Directors Stock Option Plan
        10.5(2)             Form of Nonqualified Stock Option Agreement under the
                            Registrant's 1989 Outside Director's Stock Option Plan
        10.6(12)            1986 Stock Option Plan, as amended
        10.7(13)            1994 Stock Option and Award Plan
        10.8(25)            Form of Stock Option Agreement and Performance Award
                            Agreement under the Registrant's 1994 Stock Option and Award
                            Plan
        10.9(13)            Form of Nonqualified Stock Option Agreement under the
                            Registrant's 1994 Stock Option Plan
       10.10(14)            1997 Employee Stock Purchase Plan
       10.11(2)             Enrollment/Change Form under the Registrant's 1997 Employee
                            Stock Purchase Plan
       10.12(15)            Employment Agreement, dated July 18, 1997, between the
                            Registrant and Robert J. Finocchio, Jr.
       10.14(15)            Offer of Employment Letter, dated September 24, 1997, from the Registrant to
                            Jean-Yves Dexmier
       10.23(5)             Securities Purchase Agreement, dated as of November 17,
                            1997, between the Company and the purchasers listed therein
       10.24(5)             Registration Rights Agreement, dated as of November 17,
                            1997, between the Company and the purchasers listed therein
       10.25(8)             Menlo Oaks Corporate Center Standard Business Lease, dated
                            May 16, 1985, between the Registrant and Amarok Bredero
                            Partners for office space at 4100 Bohannon Drive, Menlo
                            Park, California
       10.26(8)             Lease Amendment #1, dated July 2, 1986, between the
                            Registrant and Amarok Bredero Partners for office space at
                            4100 Bohannon Drive, Menlo Park, California
       10.27(18)            Second Amendment to Lease, dated November 7, 1986 between
                            the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
       10.28(19)            Third Amendment to Lease, dated June 18, 1991, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4100 Bohannon Drive, Menlo Park, California
       10.29(2)             Fourth Amendment to Lease, dated June 30, 1997, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4100 Bohannon Drive, Menlo Park, California

EXHIBIT NO.                                        EXHIBIT TITLE
-----------                 ------------------------------------------------------------
       10.30(9)             Menlo Oaks Corporate Center Standard Business Lease, dated
                            September 4, 1987 between the Registrant and Menlo Oaks
                            Partners, L.P. for office space at 4300/4400 Bohannon Drive,
                            Menlo Park, California
       10.31(2)             Side Letter Agreement, dated August 31, 1987, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.32(2)             Side Letter Agreement, dated October 27, 1987, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.33(19)            First Amendment to Lease, dated June 18, 1991, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.34(20)            Second Amendment to Lease, dated July 17, 1992, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.35(2)             Third Amendment to Lease, dated June 8, 1993 between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.36(21)            Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                            space at 4300/4400 Bohannon Drive, Menlo Park, California
       10.37(2)             Fifth Amendment to Lease, dated June 30, 1997 between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4300/4400 Bohannon Drive, Menlo Park, California
       10.38(21)            Menlo Oaks Corporate Center Standard Business Lease, dated
                            February 10, 1994 between the Registrant and Menlo Oaks
                            Partners, L.P. for office space at 4600/4700 Bohannon Drive,
                            Menlo Park, California
       10.39(21)            First Amendment to Lease, dated March 17, 1994, between the
                            Registrant and Menlo Oaks Partners, L.P. for office space at
                            4600/4700 Bohannon Drive, Menlo Park, California
       10.40(2)             Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                            space at 4600/4700 Bohannon Drive, Menlo Park, California
       10.41(2)             Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                            space at 4600/4700 Bohannon Drive, Menlo Park, California
       10.42(9)             Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College
                            Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
       10.43(2)             First Amendment to Office Lease, dated April 15, 1988,
                            between the Registrant and Southlake Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
       10.44(2)             Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at
                            15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
       10.45(2)             Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview
                            Avenue, Lenexa, Kansas
       10.46(2)             Senior Secured Credit Agreement, dated December 31, 1997,
                            among Informix Software, Inc., certain banks and other
                            financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian
                            Imperial Bank of Commerce
       10.47(2)             Pledge Agreement, dated December 31, 1997, by and between
                            the Registrant and BankBoston, N.A.
       10.48(2)             Pledge and Security Agreement, dated as of December 31,
                            1997, between Informix Software, Inc. and BankBoston, N.A.

EXHIBIT NO.                                        EXHIBIT TITLE
-----------                 ------------------------------------------------------------
       10.49(2)             Continuing Guaranty, dated as of December 31, 1997, by the
                            Registrant
       10.50(25)            1997 Non-Statutory Stock Option Plan and form of Stock
                            Option Agreement thereunder
       10.52(25)            Offer of Employment Letter, dated January 19, 1998, from the
                            Registrant to Gary Lloyd
       10.54(26)            Offer of Employment Letter, dated December 16, 1998, from
                            the Registrant to Howard A. Bain, III
       10.55(25)            Office Lease, dated November 10, 1994, between WVP Income
                            Plus III and Siebel Systems, L.P. (assigned to Informix
                            Corporation) for office space at 4005 Bohannon Drive,
                            including addenda and amendments thereto.
       10.56(25)            Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon
                            Drive, including addenda thereto.
       10.57(24)            1998 Non-Statutory Stock Option Plan
       10.58(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 17, 1999, between the Registrant and F. Steven Weick
       10.59(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 15, 1999, between the Registrant and Wayne E. Page
       10.60(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 16, 1999, between the Registrant and Jean-Yves F. Dexmier
       10.61(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 15, 1999, between the Registrant and Gary Lloyd
       10.62(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 12, 1999, between the Registrant and James F. Hendrickson
       10.63(1)             Informix Corporation Change of Control and Severance
                            Agreement, dated December 15, 1999, between the Registrant and Charles W. Chang
       10.64(1)             Informix Corporation/Robert J. Finocchio, Jr. Employment
                            Transition Agreement, dated July 16, 1999, between the
                            Registrant and Robert J. Finocchio, Jr.
       10.65(1)             Separation Agreement and Release of Claims, dated
                            November 23, 1999, between the Registrant and Stephanie P.
                            Schwartz
       10.66(1)             Separation Agreement and Release of Claims, dated
                            December 23, 1999, between the Registrant and Diane L.
                            Fraiman
        21.1(1)             Subsidiaries of the Registrant
        23.1(1)             Consent of KPMG LLP, Independent Auditors
        23.2(1)             Consent of Ernst & Young LLP, Independent Auditors
        24.1(2)             Power of Attorney (set forth on signature page)
        27.1(1)             Financial Data Schedule

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

 (26) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998.