Form 10-Q
period 2000-03-31
INFORMIX CORP
filed 2000-05-15
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

    (MARK ONE)

        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---------  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                MARCH 31, 2000.

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                _______ TO _______.

                         COMMISSION FILE NUMBER 0-15325

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    /X/        NO
                           ---------        --------

   At April 30, 2000, 280,389,905 shares of the Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations
              for the three month periods ended March 31, 2000 and 1999..........................    3

         Unaudited Condensed Consolidated Balance Sheets
              as of March 31, 2000 and December 31, 1999.........................................    4

         Unaudited Condensed Consolidated Statements of Cash Flows
              for the three month periods ended March 31, 2000 and 1999..........................    5

         Notes to Unaudited Condensed Consolidated Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   33

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   35

Item 2.  Changes in Securities and Use of Proceeds...............................................   35

Item 3.  Defaults Upon Senior Securities.........................................................   35

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   35

Item 5.  Other Information.......................................................................   35

Item 6.  Exhibits and Reports on Form 8-K........................................................   35

Signatures.......................................................................................   37

                           FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS. READERS SHOULD PAY PARTICULAR ATTENTION TO THE SECTION OF THIS REPORT ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THE OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I.    FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                           2000             1999
                                                                                      -----------       -----------
NET REVENUES
   Licenses ....................................................................      $   119,279       $   115,517
   Services ....................................................................          131,605           112,014
                                                                                      -----------       -----------
                                                                                          250,884           227,531
COSTS AND EXPENSES
   Cost of software distribution................................................           12,585            10,942
   Cost of services.............................................................           48,732            51,164
   Sales and marketing..........................................................           98,798            89,281
   Research and development.....................................................           43,355            44,850
   General and administrative...................................................           20,244            20,397
   Merger, integration and restructuring charges................................           50,034              (578)
                                                                                      -----------       -----------
                                                                                          273,748           216,056
                                                                                      -----------       -----------
Operating income (loss).........................................................          (22,864)           11,475

OTHER INCOME (EXPENSE)
   Interest income..............................................................            3,302             3,111
   Interest expense.............................................................             (171)           (1,242)
   Other, net...................................................................            3,513            (1,481)
                                                                                      -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES...............................................          (16,220)           11,863
   Income taxes.................................................................            6,763             3,920
                                                                                      -----------       -----------
NET INCOME (LOSS)...............................................................          (22,983)            7,943
   Preferred stock dividend.....................................................              (87)             (303)
                                                                                      -----------       -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.............................      $   (23,070)      $     7,640
                                                                                      ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE
Basic...........................................................................      $     (0.08)      $      0.03
                                                                                      ===========       ===========
Diluted.........................................................................      $     (0.08)      $      0.03
                                                                                      ===========       ===========

SHARES USED IN PER SHARE CALCULATIONS
Basic...........................................................................          283,615           245,698
                                                                                      ===========       ===========
Diluted.........................................................................          283,615           269,912
                                                                                      ===========       ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        March 31,       December 31,
                                                                                          2000              1999
                                                                                      -----------       -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $   201,364       $   170,118
   Short-term investments.........................................................        102,085           102,469
   Accounts receivable, net.......................................................        249,062           266,647
   Deferred income taxes..........................................................          5,544             5,544
   Other current assets...........................................................         28,043            38,056
                                                                                      -----------       -----------
Total current assets..............................................................        586,098           582,834

PROPERTY AND EQUIPMENT, net.......................................................         68,320            68,581
SOFTWARE COSTS, net...............................................................         48,047            45,722
LONG-TERM INVESTMENTS.............................................................         20,425            17,272
INTANGIBLE ASSETS, net............................................................         73,438            77,537
OTHER ASSETS......................................................................         16,256            16,536
                                                                                      -----------       -----------
Total Assets......................................................................    $   812,584       $   808,482
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................................    $    36,916       $    30,694
   Accrued expenses...............................................................         53,886            58,740
   Accrued employee compensation..................................................         49,322            70,875
   Income taxes payable...........................................................         28,938            21,803
   Deferred revenue...............................................................        163,050           156,182
   Advances from customers........................................................         26,585            34,302
   Accrued merger and restructuring costs.........................................         31,999             8,675
   Other current liabilities......................................................          1,518             3,878
                                                                                      -----------       -----------
Total current liabilities.........................................................        392,214           385,149

OTHER NON-CURRENT LIABILITIES.....................................................          1,510             1,420

STOCKHOLDERS' EQUITY
   Convertible preferred stock....................................................             --                --
   Common stock; par value........................................................          2,800             2,756
   Shares to be issued for litigation settlement..................................         61,228            61,228
   Additional paid-in capital.....................................................        654,345           632,743
   Accumulated deficit............................................................       (288,106)         (265,123)
   Treasury stock.................................................................         (3,100)           (3,163)
   Accumulated other comprehensive loss...........................................         (8,307)           (6,528)
                                                                                      -----------       -----------
Total stockholders' equity........................................................        418,860           421,913
                                                                                      -----------       -----------
Total Liabilities and Stockholders' Equity........................................    $   812,584       $   808,482
                                                                                      ===========       ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...............................................................   $   (22,983)      $     7,943
   Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
    License fees received in advance...............................................        (8,980)          (21,258)
    Depreciation and amortization..................................................        15,893            14,710
    Amortization of capitalized software...........................................         5,752             4,758
    Foreign currency transaction losses (gains)....................................        (1,197)              601
    Gain on sales of marketable securities.........................................        (2,895)               --
    Deferred tax expense...........................................................            --               976
    Non-cash merger, integration and restructuring charges.........................         5,418              (578)
    Other..........................................................................           752               191
    Changes in operating assets and liabilities:
      Accounts receivable..........................................................        18,567             3,809
      Other current assets.........................................................         3,286            (8,452)
      Accounts payable, accrued expenses and other liabilities.....................         7,474           (18,695)
      Deferred maintenance revenue.................................................         3,912            13,291
                                                                                      -----------       -----------
Net cash and cash equivalents provided by (used in) operating activities...........        24,999            (2,704)
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities...................................       (42,919)          (44,834)
      Maturities of available-for-sale securities..................................        21,694             6,498
      Sales of available-for-sale securities.......................................        21,433            12,217
   Purchases of strategic investments..............................................        (5,000)               --
   Proceeds from sales of marketable securities....................................         5,130                --
   Purchases of property and equipment.............................................       (10,942)           (5,736)
   Additions to software costs.....................................................        (8,077)           (6,552)
   Other...........................................................................         1,081               249
                                                                                      -----------       -----------
Net cash and cash equivalents used in investing activities.........................       (17,600)          (38,158)
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from customers.........................................................         3,108             1,013
   Proceeds from issuance of common stock, net.....................................        21,658            10,092
   Payments for structured settlements with resellers..............................          (129)           (1,357)
   Principal payments on capital leases............................................          (931)           (2,684)
   Net borrowings under line of credit.............................................            --                35
                                                                                      -----------       -----------
Net cash and cash equivalents provided by financing activities.....................        23,706             7,099
                                                                                      -----------       -----------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY................................            --              (731)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.......................           141            (2,811)
                                                                                      -----------       -----------
Increase (decrease) in cash and cash equivalents...................................        31,246           (37,305)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................       170,118           209,626
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $   201,364       $   172,321
                                                                                      ===========       ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         On March 1, 2000, the Company acquired Ardent Software, Inc. ("Ardent") in a transaction that has been accounted for as a pooling of interests and therefore all historical financial information has been restated to include the historical information of Ardent.

NOTE B - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
Numerator:
     Net income (loss)............................................................    $   (22,983)      $     7,943
     Preferred stock dividends....................................................            (87)             (303)
                                                                                      -----------       -----------
     Numerator for basic and diluted net income (loss) per common share...........    $   (23,070)      $     7,640
                                                                                      ===========       ===========

Denominator:
     Denominator for basic net income (loss) per common share -
       Weighted-average shares outstanding........................................        277,559           245,698
       Weighted-average shares to be issued for litigation settlement.............          6,056                --
                                                                                      -----------       -----------
                                                                                          283,615           245,698
                                                                                      ===========       ===========
     Effect of dilutive securities:
       Employee stock options and restricted common stock.........................             --            23,765
       Common stock warrants......................................................             --               449
                                                                                      -----------       -----------
     Denominator for diluted net income (loss) per common share -
       adjusted weighted-average shares and assumed conversions...................        283,615           269,912
                                                                                      ===========       ===========

Basic net income (loss) per common share..........................................    $    (0.08)       $      0.03
                                                                                      ===========       ===========
Diluted net income (loss) per common share........................................    $    (0.08)       $      0.03
                                                                                      ===========       ===========

         The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the three-month period ended March 31, 2000 follows (in thousands):

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Potential dilutive securities:
        Stock options.............................................................       37,648
        Common Stock Warrants (Series B Warrants).................................        1,033
        Cloudscape Restricted Common Stock........................................          107

        Series B Convertible Preferred Stock......................................            7

The stock options have per share exercise prices ranging from $0.05 to $33.25 and are exercisable through March 2010.

         The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of Common Stock of the Company. Upon conversion of the Series B Preferred, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred Stock is convertible. As of March 31, 2000, approximately 1,926,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84.

         Certain of the outstanding shares of Cloudscape Common Stock held by employees are subject to repurchase upon termination of employment. The number of shares subject to this repurchase right decreases as the shares vest over time, generally for four years. As of March 31, 2000, approximately 107,000 shares were subject to repurchase at a weighted-average exercise price of $0.24.

NOTE C - COMPREHENSIVE INCOME

         The following table sets forth the calculation of other comprehensive income (loss) for the three-month periods ended March 31, 2000 and 1999 (in thousands):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                           2000             1999
                                                                                      -----------       -----------
     Net income (loss)............................................................    $   (22,983)      $     7,943
     Other comprehensive income (loss):
       Change in unrealized gains (losses) on available-for-sale securities.......         (1,014)            1,728
       Change in accumulated foreign currency translation adjustments.............           (765)              321
                                                                                      -----------       -----------
                                                                                      $   (24,762)      $     9,992
                                                                                      ===========       ===========

         The tax effect on components of other comprehensive income (loss) is not significant.

NOTE D - STOCKHOLDERS' EQUITY

     Reconciliation of outstanding shares (in thousands):
        Shares outstanding at December 31, 1999...................................      275,594
        Shares issued upon exercises of stock options.............................        3,681
        Shares sold and issued to employees under ESPP............................          439
        Shares issued upon exercises of warrants..................................          412
        Shares repurchased under Cloudscape repurchase agreements.................         (126)
                                                                                      ---------
        Shares outstanding at March 31, 2000......................................      280,000
                                                                                      =========

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - BUSINESS COMBINATIONS

         On March 1, 2000, the Company completed its acquisition of Ardent Software, Inc. ("Ardent"), a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of the Company's common stock in exchange for each outstanding Ardent share (the "Merger"). An aggregate of 70,473,000 shares of Informix common stock were issued pursuant to the Merger, and an aggregate of 17,162,000 options to purchase Ardent common stock were assumed by Informix. The Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

         On October 8, 1999, the Company completed its acquisition of Cloudscape, a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. The acquisition of Cloudscape was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Cloudscape. The results of operations previously reported by the separate pooled enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                     Three Months Ended
                                                        March 31, 1999
                                                    --------------------
     Net revenues:
       Informix....................................    $       196,598
       Ardent......................................             30,587
       Cloudscape..................................                346
                                                       ---------------
       Combined....................................    $       227,531
                                                       ===============

     Net income (loss):
       Informix....................................    $         7,546
       Ardent......................................              2,417
       Cloudscape..................................             (2,020)
                                                       ---------------
       Combined....................................    $         7,943
                                                       ===============

NOTE F - ACCRUED MERGER AND RESTRUCTURING CHARGES

         In connection with the merger with Ardent completed on March 1, 2000, the Company recorded a charge of $39.9 million for accrued merger and restructuring costs. This amount included $14.5 million for financial advisor, legal and accounting fees related to the merger and $25.4 million for costs associated with combining the operations of the two companies, including expenditures of $15.1 million for severance and employment related costs, $6.8 million for the closure of facilities and equipment costs and $3.5 million for the write-off of redundant technology and other duplicate costs. As of March 31, 2000, $7.9 million had been paid for financial advisor, legal and accounting fees, $2.5 million had been paid for severance and employment related costs, $0.8 million had been incurred for facilities and equipment costs and $2.3 million had been incurred for the write-off of redundant technology and other duplicate costs. As of March 31, 2000, $26.4 million remained as a liability in the financial statements.

         As part of the Company's acquisition of Cloudscape completed on October 8, 1999, the Company recorded a charge of $2.8 million for accrued merger and restructuring costs. This amount included $1.2 million for financial

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of March 31, 2000, $1.2 million had been paid for financial advisor, legal and accounting fees, $0.5 million had been paid for severance and related costs, $0.2 million had been paid for closure of facilities and $0.2 million had been incurred for the write-off of redundant assets. As of March 31, 2000, $0.7 million remained as a liability in the financial statements.

         On April 26, 1999, Ardent acquired Prism Solutions, Inc. ("Prism"), a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. In connection with the merger with Prism, Ardent recorded a charge of $9.7 million for accrued merger and restructuring costs. The accrual included approximately $2.9 million for professional fees and other acquisition-related costs, $3.5 million for severance and related benefits and $3.3 million for costs associated with the shutdown and consolidation of Prism facilities. As of March 31, 2000, approximately $1.8 million remained unpaid and comprised principally of future rental obligations on idle facilities which run through 2005.

         In May of 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December of 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations. As of March 31, 2000, approximately $0.6 million remained unpaid and was comprised principally of severance and related benefits and rental obligations on idle facilities, all of which is expected to be paid in 2000.

         On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"). Accrued merger and restructuring costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of March 31, 2000, approximately $1.2 million remained unpaid, of which $0.9 million related to future rental obligations on idle facilities and $0.3 million related to royalty commitments.

         In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. As of March 31, 2000, approximately $1.3 million remained unpaid and related primarily to rental obligations as the Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2003.

NOTE G - BUSINESS SEGMENTS

         In recent years, the Company has operated under four reportable operating segments which report to the Company's president and chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month periods ended March 31, 2000 and 1999:

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended                  North                      Asia        Latin
March 31,                           America       Europe      Pacific      America     Eliminations      Total
-------------------------------   -----------   ----------  -----------  -----------  --------------  -----------
                                                             (In thousands)
2000:
-----
Net revenues from
  unaffiliated customers.......    $ 130,262    $   80,782   $   25,546   $   14,294    $        --   $  250,884
Transfers between segments.....       (6,767)          967        4,465        1,335             --           --
Total net revenues.............      123,495        81,749       30,011       15,629             --      250,884
Operating income (loss)........      (31,687)        7,116        1,177          418            112      (22,864)
Net income (loss)..............    $ (29,461)   $    7,488   $    2,733   $    4,562    $    (8,305)  $  (22,983)

1999:
-----
Net revenues from
  unaffiliated customers.......    $ 122,021    $   68,763   $   23,687   $   13,060    $        --   $  227,531
Transfers between segments.....       (5,998)        2,406        2,295        1,297             --           --
Total net revenues.............      116,023        71,169       25,982       14,357             --      227,531
Operating income (loss)........       (5,642)       12,571        4,598         (756)           704       11,475
Net income (loss)..............    $    (218)   $   10,698   $    3,927   $   (4,319)   $    (2,145)  $    7,943

         On October 1, 1999, the Company created four new business groups which began reporting to the Company's Chief Operating Decision Maker: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions. Net revenues for the Company's TransAct, i.Foundation, i.Informix and i.Intelligence business groups for the first quarter of 2000 is summarized below (other information was not practicable to obtain for the current and prior year):

                                        Transact    i.Foundation   i.Intelligence    i.Informix     Total
                                       ----------   ------------   --------------   ------------  ----------
Total net revenues (in thousands).....  $147,062       $49,200         $43,082        $11,540      $250,884

NOTE H - LITIGATION

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

         Pursuant to Delaware law and certain indemnification agreements between the Company and each of its current

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement ("Settlement") of pending private securities and related litigation against the Company. The Settlement will resolve all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November, 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9 million shares of the Company's common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The Company will issue the remainder of the shares to be issued under the Settlement after the claims administrator notifies the Company that it has processed all of the claims submitted by class members. The Company's former independent auditors, Ernst & Young LLP, will pay $34 million in cash. The total amount of the settlement, which has received final approval from both the federal and state courts will be $142 million.

         EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of judgment is conditioned upon the return by EXPO 2000 of certain software. Informix Software GmbH has filed an appeal. The Company has reserved $2.2 million for the expected outcome of the appeal.

         On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. The Company strongly believes that the allegations in IBM's complaint are without merit and intends to defend the action vigorously.

         Ardent is a defendant in actions filed against Unidata prior to its merger with Ardent, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30,000,000 under claims for fraud, breach of

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration. The Colorado action is currently in the discovery stage with arbitration scheduled for July 2000. Discovery has not commenced in the Washington action, pending the outcome of the Colorado arbitration. In addition, it is likely that Unidata will be joined in an action against an end-user in China arising out of the same facts at issue in the U.S. actions against Unidata. It is possible that either Ardent or the Company will also be joined in the proceedings in China. While the outcome cannot be predicted with certainty, the Company believes that the actions against Ardent are without merit and plans to continue to oppose them vigorously.

         Ardent is the defendant in an action filed in July 1998 in the U.S. District Court for the Southern District of Ohio. The plaintiff, with whom Ardent entered into a joint venture in 1996 to develop the Object Studio product, has alleged claims in excess of $14 million. Ardent denied its alleged liability and filed certain counterclaims against the plaintiff seeking an amount in excess of $9.0 million. Discovery has been completed. The trial of the action is expected in July 2000. While the outcome cannot be predicted with certainty, the Company plans to continue to oppose the action vigorously.

         From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are the following:

         -        There must be persuasive evidence of an arrangement,

         - Delivery must have occurred or services must have been rendered,

         -        The selling price must be fixed or determinable, and

         -        Collectibility must be reasonably assured

         The Company will adopt SAB No. 101 during the second quarter of 2000. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The Interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company must adopt FIN No. 44 by July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

         In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-2, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Accounting Principle No. 98-1. EITF No. 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is currently evaluating whether the adoption of this EITF will have a material impact on the results of operations.

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

         On March 1, 2000, we acquired Ardent Software, Inc. ("Ardent"), a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of our common stock in exchange for each outstanding Ardent share and Informix assumed all outstanding Ardent options and warrants. The transaction has been accounted for as a pooling of interests and therefore all historical financial information has been restated to include the historical information of Ardent. We believe the acquisition of Ardent will enhance our ability to deliver complete, integrated software solutions for data processing, data movement and analysis in electronic commerce.

RESULTS OF OPERATIONS

         The following table and discussion compares the results of operations for the three-month periods ended March 31, 2000 and 1999, respectively.

                                                                 Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                  2000        1999
                                                                ---------   --------
NET REVENUES
   Licenses ................................................         48%        51%
   Services ................................................         52         49
                                                                ---------   --------
                                                                    100        100

COSTS AND EXPENSES
   Cost of software distribution............................          5          5
   Cost of services.........................................         20         22
   Sales and marketing......................................         39         39
   Research and development.................................         17         20
   General and administrative...............................          8          9
   Merger, integration and restructuring charges............         20         --
                                                                ---------   --------
                                                                    109         95
                                                                ---------   --------

Operating income (loss).....................................         (9)         5

OTHER INCOME (EXPENSE)
   Interest income..........................................          1          1
   Interest expense.........................................         --         --
   Other, net...............................................          2         (1)
                                                                ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES                                    (6)         5
   Income taxes.............................................         (3)        (2)
                                                                ---------   --------
NET INCOME (LOSS)...........................................         (9)%        3%
                                                                =========   ========

         Excluding the $50.0 million non-recurring merger, integration and restructuring charges related primarily to the acquisition of Ardent, our operating results for the quarter ended March 31, 2000 improved over the same period of the prior year. Net revenue growth was 10%, while operating expenses, excluding merger, integration and restructuring costs, increased by only 3%. Growth in consolidated revenues was experienced by all regions during the first quarter of 2000 as total sales in Asia/Pacific, Europe, Latin America and North America increased by 16%, 15%, 9% and 6%, respectively. As a percentage of net revenues, all operating expense categories, except merger, integration and restructuring charges, either decreased or remained consistent when compared to the prior year period as we continued our efforts to keep operating expenses in line with revenues.

REVENUES

         We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues for the first quarter of 2000 increased 3% to $119.3 million from $115.5 million for the same period in 1999.

         Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $26.6 million and $34.3 million had not been recognized as earned revenue as of March 31, 2000 and December 31, 1999, respectively. During the quarter ended March 31, 2000, we received $3.1 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $9.0 million. Included in the $9.0 million recognized were $7.1 million of licenses which were resold or utilized by the reseller, $0.8 million related to contractual reductions in customer advances and $1.1 million related to previously-deferred revenue for solution sales which has now been recognized as services have been completed.

         Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software. As of March 31, 2000, we had reached structured settlements with two resellers with remaining rights to resell a total of $0.9 million of our products, which will be utilized by December 31, 2000 pursuant to the minimum future reduction terms of the settlement.

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

SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues increased 17% to $131.6 million from $112.0 million during the first quarter of 2000. Service revenues accounted for 52% and 49% of net revenues for the first quarters of 2000 and 1999, respectively. The increase in service revenues, both in absolute dollars and as a percentage of total revenues, was attributable primarily to the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support. During the first quarter of 2000, maintenance revenues increased 25% to $101.9 million from $81.9 million for the prior year quarter while consulting and training revenues decreased 2% to $29.7 million for the first quarter of 2000 from $30.1 million for the same period in 1999.

COSTS AND EXPENSES

COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased $1.6 million to $12.6 million for the first quarter of 2000 from $10.9 million for the same period in 1999. This increase was primarily due to an increase in royalties related to new product offerings in our web and business intelligence markets. Amortization of capitalized software remained relatively consistent with the prior year quarter.

COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services decreased approximately 5% to $48.7 million for the first quarter of 2000, or 37% of net service revenues, from $51.2 million, or 46% of net service revenues for the same period in 1999. The decrease in absolute dollars and as a percentage of net service revenues is primarily due to improved margins in the web and business intelligence solutions deliveries as compared to traditional database service deliveries.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses increased 11% to $98.8 million in the first quarter of 2000 compared to $89.3 million for the same period in 1998. This increase was in line with the 10% growth in net revenues and, as a result, sales and marketing expenses remained consistent at 39% of net revenues for both periods. The increase in absolute dollars was due primarily to increased marketing costs for advertising and marketing programs focused on our new web and business intelligence markets and our solutions for the Internet.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the first quarter of 2000 were $43.4 million, or 17% of net revenues and $44.9 million or 20% of net revenues for the first quarter of 1999. The decrease in research and development expenses in absolute dollars for the first quarter of 2000 is attributable primarily to an increase in the amount of product development expenditures capitalized in the first quarter of 2000 compared to the first quarter of 1999. This increase in capitalized expenditures is attributable primarily to expenditures related to an increased number of new product offerings primarily in the web and business intelligence markets as well as the latest versions of our Informix Dynamic Server products, which have not yet been commercially released.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the first quarter of 2000, general and administrative expenses decreased slightly to $20.2 million from $20.4 million during the same period in 1999. This decrease was due primarily to the realization of efficiencies and improved effectiveness of our back office operations.

MERGER, INTEGRATION AND RESTRUCTURING CHARGES. During the first quarter of 2000, we recorded a charge of $50.0 million associated with the merger with Ardent. Of this amount, approximately $10.1 million related to integration and transition costs incurred during the quarter ended March 31, 2000. Also included in the $50.0 million was approximately $39.9 million of accrued merger and restructuring costs which consisted of the following components:
$14.5 million for financial advisor, legal and accounting fees related to the merger; $15.1 million for severance and employment related costs; $6.8 million for the closure of facilities and equipment costs and $3.5 million for the write-off of redundant technology and other duplicate costs.

         During the first quarter of 1999, an adjustment of $0.6 million was recorded to the results of operations, which appears as a credit to merger, integration and restructuring charges in our financial statements, to adjust the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. (See Note F to the Consolidated Financial Statements)

OTHER INCOME (EXPENSE)

INTEREST INCOME. Interest income for the first quarter of 2000 increased to $3.3 million from $3.1 million for the same period in 1999 due to an increase in the average interest-bearing cash and short-term investment balances in 2000 provided by increased sales and operating cash flows.

INTEREST EXPENSE. Interest expense decreased to $0.2 million for the quarter ended March 31, 2000 from $1.2 million for the same period in 1999 due primarily to a decline in interest charges related to the line of credit which was terminated effective December 31, 1999.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, increased to net other income of $3.5 million in the first quarter of 2000 from a net other expense of $1.5 million during the same period in 1999. During the quarter ended March 31, 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately $0.4 million of net foreign currency transaction gains. During the first quarter of 1999, other expense of $1.5 million was primarily a result of foreign currency transaction losses that were realized in the Latin America region due primarily to the devaluation of the Brazilian Real.

INCOME TAXES

         During the first quarter of 2000 and 1999, income tax expense resulted from foreign withholding taxes and taxable earnings in certain foreign jurisdictions where we have fully utilized our net operating loss carryforwards. The effective tax rate for the quarter ended March 31, 2000 was 20%. We expect the effective tax rate to increase gradually over time as we continue to fully utilize our net operating loss carryforwards in various jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                          As of or for the
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     ------------   ------------
     Cash, cash equivalents, and short-term investments...........................    $    303.4     $    247.2
     Working capital..............................................................    $    193.9     $     80.6
     Cash and cash equivalents provided by (used for) operations..................    $     25.0     $     (2.7)
     Cash and cash equivalents used for investment activities.....................    $    (17.6)    $    (38.2)
     Cash and cash equivalents provided by financing activities...................    $     23.7     $      7.1

         OPERATING CASH FLOWS. We generated positive cash flows from operations totaling $25.0 million for the quarter ended March 31, 2000, primarily from improved operating profitability, excluding merger, integration and restructuring charges related to our merger with Ardent. Also contributing to the increase in operating cash flows was a reduction in the effect on cash flows of a change in operating assets and liabilities.

         INVESTING CASH FLOWS. During the first quarter of 2000, we decreased the amount of cash used in investing activities by approximately $20.6 million when compared to the same period in 1999. The decrease in cash used for investing activities was primarily due to a decrease in our net investment of excess cash of approximately $26.3 million and an increase in the proceeds received from sales of marketable securities of $5.1 million offset by an increase in the purchase of strategic investments of $5.0 million and an increase in capital expenditures of $5.2 million.

         FINANCING CASH FLOWS. Cash and cash equivalents provided by financing activities during the quarter ended March 31, 2000 increased by approximately $16.6 million when compared to the same period in 1999. This increase was due primarily to an increase in the proceeds from the sale of our common stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan.

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

     Our quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

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

OUR COMMON STOCK HAS BEEN AND LIKELY WILL CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS WHICH MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES.

         Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, as occurred in the quarter ended March 31, 2000, our operating results may be below the expectations of public market analysts and investors. If this were to occur again, the market price of our common stock would likely decrease significantly again. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

     - Market uncertainty about the company's business prospects or the prospects for the relational database management systems (" RDBMS") and object-relational database management systems ("ORDBMS") markets in general,

     - Revenues or results of operations that do not match analysts' expectations,

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

INTENSE COMPETITION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS OR GROW OUR BUSINESS.

         We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products is highly competitive, diverse and is subject to rapid change. Moreover, we expect that the technology for database products generally, and, in particular, the technology underlying database solutions and products for the Internet and data warehousing products, will continue to change rapidly. For example, as customers embrace the Internet, we need to develop and enhance our software solutions to support Internet applications. It is possible that our products will be rendered obsolete by technological advances.

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

IF THE RDBMS AND THE ORDBMS MARKETS DO NOT GROW OR DECLINE, WE MAY SELL FEWER PRODUCTS.

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

CERTAIN RESELLERS MAY NOT CONTINUE TO SELL OUR PRODUCTS AND UTILIZE LICENSE FEES PREVIOUSLY PAID TO US AND RECORDED IN OUR FINANCIAL STATEMENTS AS CUSTOMER ADVANCES.

         If these resellers do not continue to resell our products, it could result in decreased revenue and adversely effect our operating results. Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $26.6 million had not been recognized as earned revenue as of March 31, 2000. Unless these resellers continue to sell our products, we will not be able to recognize the unearned revenue from the advances from customers. In addition, because these resellers do not provide royalty reports to us until after the end of each fiscal quarter, we are unable to predict the level of sales to be expected in any given fiscal quarter.

COMPETITION MAY AFFECT THE PRICING OF OUR PRODUCTS OR SERVICES, AND CHANGES IN PRODUCT MIX MAY OCCUR, EITHER OF WHICH MAY REDUCE OUR MARGINS.

         Existing and future competition or changes in our product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of our products or services. Also, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. Additionally, if significant price reductions in our products or services were to occur and not be offset by increases in sales volume, our operating margins would be adversely affected. Also, new or enhanced products by existing competitors or new competitors could result in greater price pressure on both our products.

         In addition, the following factors could affect the pricing of relational database management solutions products and related products:

     - The industry movement to new operating systems, like Windows NT, Linux and other low-cost operating systems available through other appliances,

     - Access to relational database management solutions and products through desktop computers,

     - Access to database-driven solutions, including ORDBMS products, through the Internet,

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

DIFFICULTIES INTEGRATING ARDENT MAY PREVENT US FROM REALIZING THE BENEFITS OF THE MERGER.

         We may encounter difficulties integrating Ardent's operations and personnel. Integration difficulties may disrupt the combined company's business and could prevent the achievement of the anticipated benefits of the merger. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include:

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

WE MAY NOT BE ABLE TO RETAIN OUR KEY PERSONNEL OR TO INTEGRATE AND RETAIN ARDENT'S KEY PERSONNEL, WHICH MAY PREVENT US FROM MEETING OUR BUSINESS OBJECTIVES.

         We may not be able to retain our key personnel, including certain sales, consulting, technical and marketing personnel, or attract other qualified personnel in the future. In addition, we may not be able to retain Ardent's key personnel. Our success depends upon the continued service of key qualified personnel. The competition to attract, retain and motivate these personnel is intense. We have at times experienced, and continue to experience, difficulty recruiting qualified software, customer support and other personnel. The loss of such key personnel could result in our inability to effectively develop, market and sell our products thereby harming our financial results.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR SOLUTION OR PRODUCTS MAY DECLINE.

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

IF THE INTERNET DOES NOT DEVELOP AS A MARKET FOR OUR PRODUCT OFFERINGS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

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

     - The ease of use and administration of the Internet relative to client/server architecture.

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

         During the last nine months of 1999, and the first four months of 2000, several of our senior executive officers resigned. In particular, Howard A. Bain III, our executive vice president and chief financial officer, resigned effective March 20, 2000, and Philip L. Rugani, our Senior Vice President, Americas, has resigned to be effective May 17, 2000. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers could also resign.

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

OUR EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET ITS BUSINESS OBJECTIVES.

         Since the beginning of 1998, we have expanded our ability to deliver products and solutions for the Internet, including e-commerce solutions, and business intelligence solutions driven by our data warehouse technology. And in October 1999, we created four new business groups to focus our business operations on these new developing market segments. Because of the continuing turnover among our senior management, the addition of new executives to operate our new business groups and the addition of former Ardent executives, our management team has not worked together for a significant length of time and may not be able to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, it could materially adversely affect our ability to grow our business.

RECENT ORGANIZATIONAL CHANGES COULD DISRUPT OUR BUSINESS OPERATIONS AND COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

         On October 1, 1999, we reorganized our operating business divisions into four new business groups: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse products and solutions. We may not achieve the anticipated benefits of this reorganization. In addition, the reorganization could disrupt our current business operations, including our product development and sales efforts. Further, any such disruption or other operational difficulty resulting from the reorganization could distract our management team and cause uncertainty and confusion among our customers.

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

         International sales represented approximately 51% of our total revenue during the quarter ended March 31, 2000. The international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

         In particular, instability in the Asian/Pacific and Latin American economies and financial markets, which together accounted for approximately 18% of our total net revenues during the quarter ended March 31, 2000, could adversely affect our ability to sell our products internationally.

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

IN THE FUTURE, THIRD PARTIES COULD, FOR COMPETITIVE OR OTHER REASONS, ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS.

         As discussed above under "Notes to Unaudited Condensed Consolidated Financial Statements--Note H--Litigation," IBM recently filed a lawsuit against us claiming that some of our products infringe certain of IBM's patents ("IBM claim"). Other third parties may claim that our current or future products infringe their proprietary rights. These claims, with or without merit, could harm our business by increasing costs and by adversely affecting our ability to sell our products. Any claim of this type, including the IBM claim, could affect our relationships with our existing customers and prevent future customers from licensing our products. Any such claim, including the IBM claim, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. It is expected that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

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

         Effective January 11, 2000, Informix and the SEC entered into a settlement of the investigation as to Informix. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

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

         In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, or a combination of cash and common stock. If the consideration is paid in our common stock, existing stockholders would be further diluted. Any amortization of goodwill or other assets resulting from any acquisition could materially adversely affect our operating results and financial condition.

THE RIGHTS OF OUR SERIES B PREFERRED STOCKHOLDERS MAY ADVERSELY AFFECT THE RIGHTS OF OUR COMMON STOCKHOLDERS.

         Holders of our series B preferred shares have certain rights that may adversely affect holders of our common stock. At March 31, 2000, 7,000 shares of our series B preferred stock remained outstanding.

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

         CONVERSION RIGHTS.

         The shares of our series B preferred stock are convertible into shares of our common stock based on the trading prices of our common stock during future periods. Any conversion of series B preferred stock into our common stock will dilute the existing common stockholders. We are also obligated to issue upon conversion of the series B preferred stock additional warrants to acquire shares of our common stock equal to 20% of the total number of shares of common stock into which the series B preferred stock converts. The exercise of these warrants will have further dilutive effect to the holders of our common stock. As of March 31, 2000, 7,000 shares of series B preferred stock remained outstanding and, assuming a $4.00 per share conversion price, were convertible into 1,750,000 shares of our common stock, and warrants to purchase an aggregate of 350,000 additional shares of our common stock would become issuable upon such conversion. If the conversion price of the series B preferred stock is determined during a period when the trading price of our common stock is low, the resulting number of shares of common stock issuable upon conversion of the series B preferred stock could result in greater dilution to the holders of our common stock. As of March 31, 2000, series B preferred stockholders had converted an aggregate of 43,000 shares of series B preferred stock into 8,694,804 shares of our common stock and warrants to purchase an aggregate of 1,938,947 shares of our common stock.

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

PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX.

         Our board of directors is authorized to issue up to approximately 4,000,000 shares of undesignated preferred stock in one or more series. The only preferred stock outstanding as of March 31, 2000 was 7,000 shares of series B preferred stock. Subject to the prior consent of the holders of the series B preferred stock, our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by its stockholders. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock and the voting and other rights of the holders of our common stock may be adversely affected. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

OTHER PROVISIONS IN OUR CHARTER DOCUMENTS MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR INFORMIX AND PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR.

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

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS WHICH MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN ITS MANAGEMENT THAT OURSTOCKHOLDERS MAY FAVOR.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RATE RISK

         MARKET RATE RISK. The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative trading purposes.

         INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

         EQUITY SECURITY PRICE RISK. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.9 million impact on the value of these securities in 2000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
CONTINUED

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at March 31, 2000 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                      Weighted-
                                                                      Contract         Average
AT MARCH 31, 2000                                                      Amount        Contract Rate      Fair Value
-----------------                                                ----------------  ----------------   -------------
                                                                  (In thousands)                      (In thousands)
Foreign currency to be sold under contract:
   Euro.........................................................   $      32,187             1.04       $       140
   Korean Won...................................................           6,738         1,113.05               (22)
   Australian Dollar............................................           2,450             1.63                (1)
   Swiss Franc..................................................           2,359             1.65                19
   Czech Republic Koruna........................................           2,347            38.18                 3
   German Mark..................................................           2,155             2.05                (2)
   Singapore Dollar.............................................           2,113             1.70                15
   Thai Bhat....................................................           2,104            38.03               (12)
   Taiwan Dollar................................................           1,840            30.43                10
   South African Rand...........................................           1,598             6.59               (15)
   French Franc.................................................           1,241             6.85                (1)
   Japanese Yen.................................................           1,056           104.14                14
   Norwegian Kroner.............................................              90             8.41                --
                                                                   -------------                        -----------

Total...........................................................   $      58,278                        $       148
                                                                   =============                        ===========

Foreign currency to be purchased under contract:
   British Pound................................................   $      28,039             1.59       $       (29)
   Other (individually less than $1 million)....................             723                *                (5)
                                                                   -------------                        -----------

Total...........................................................   $      28,762                        $       (34)
                                                                   =============                        ===========

Total...........................................................   $      87,040                        $       114
                                                                   =============                        ===========

-----

*  Not meaningful

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. The Company strongly believes that the allegations in IBM's complaint are without merit and intends to defend the action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 1, 2000, a special meeting of the Stockholders of the Company was held to consider and vote on the issuance of shares of the Company's Common Stock in connection with the Company's acquisition of Ardent Software, Inc.

                                     VOTES

            For                     Against                 Abstentions
            ---                     -------                 -----------
        102,682,287                 987,497                   570,111

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)

EXHIBIT NO.       EXHIBIT
-----------       -------
     3.2 (e) *    Amendment to Bylaws, dated March 16, 2000
     10.72*       Informix Software, Inc. Employment Agreement, dated February 3, 2000, between the Registrant and James Foy
     10.73*       Informix Software, Inc. Part-Time Employment and Transition Agreement, dated March 28, 2000, between the Registrant and Peter Gyenes
     10.74*       Informix Corporation Separation Agreement, effective March 20, 2000, between the Registrant and
                  Howard A. Bain, III


     10.75*       Offer of Employment Letter, dated March 9, 2000, from Registrant to Laurent Mayer
     27.1         Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on January 11, 2000 related to the settlement as to the Company of a formal investigation by the SEC of the Company and certain unidentified other entities and persons related to the restatement of the Company's financial statements publicly announced in November 1997.

         The Company filed a Current Report on Form 8-K on January 24, 2000 related to executive compensation for the fiscal year ending December 31, 1999.

         The Company filed a Current Report on Form 8-K on March 10, 2000 related to the completion of its merger with Ardent Software, Inc. on March 1, 2000.

-------------------
* Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFORMIX CORPORATION


Dated: May 15, 2000               By:           /s/ CHARLES F. KANE
                                        -------------------------------------
                                                    Charles Kane
                                          ACTING CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)



                                  By:          /s/ WILLIAM F. O'KELLY
                                        -------------------------------------
                                                    Bill O'Kelly
                                         VICE PRESIDENT CORPORATE FINANCE
                                          (PRINCIPAL ACCOUNTING OFFICER)