Form 10-Q
period 2000-06-30
INFORMIX CORP
filed 2000-08-14
CIK 799089

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (MARK ONE)

      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

      --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

                          YES  /X/              NO
                              -----                -----

   At July 31, 2000, 283,953,749 shares of the Registrant's Common Stock were outstanding.

===============================================================================

                              INFORMIX CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations
              for the three months and six months ended June 30, 2000 and 1999...................    3

         Unaudited Condensed Consolidated Balance Sheets
              as of June 30, 2000 and December 31, 1999..........................................    4

         Unaudited Condensed Consolidated Statements of Cash Flows
              for the three months and six months ended June 30, 2000 and 1999...................    5

         Notes to Unaudited Condensed Consolidated Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   31


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   33

Item 2.  Changes in Securities and Use of Proceeds...............................................   33

Item 3.  Defaults Upon Senior Securities.........................................................   33

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   33

Item 5.  Other Information.......................................................................   34

Item 6.  Exhibits and Reports on Form 8-K........................................................   34

Signatures.......................................................................................   35


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

PART I.   FINANCIAL INFORMATION
ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses .........................................  $   101,536     $   126,264      $   220,815     $   241,781
   Services .........................................      138,958         124,359          270,563         236,373
                                                       -----------     -----------      -----------     -----------
                                                           240,494         250,623          491,378         478,154
COSTS AND EXPENSES
   Cost of software distribution.....................       13,478          11,030           26,063          21,972
   Cost of services..................................       48,052          52,749           96,784         103,913
   Sales and marketing...............................      108,009          92,214          206,807         181,495
   Research and development..........................       43,707          47,349           87,062          92,199
   General and administrative........................       25,570          22,860           45,814          43,257
   Write-off of acquired research and development....           --           5,052               --           5,052
   Merger, integration and restructuring charges.....           --           9,895           50,034           9,317
                                                       -----------     -----------      -----------     -----------
                                                           238,816         241,149          512,564         457,205
                                                       -----------     -----------      -----------     -----------
Operating income.....................................        1,678           9,474          (21,186)         20,949

OTHER INCOME (EXPENSE)
   Interest income...................................        3,808           2,782            7,110           5,893
   Interest expense..................................         (137)         (1,048)            (308)         (2,290)
   Litigation settlement expense.....................           --         (97,016)              --         (97,016)
   Other, net........................................          924             882            4,437            (599)
                                                       -----------     -----------      -----------     ------------
INCOME (LOSS) BEFORE INCOME TAXES....................        6,273         (84,926)          (9,947)        (73,063)
   Income taxes......................................        1,255           4,733            8,018           8,653
                                                       -----------     -----------      -----------     -----------
NET INCOME (LOSS)....................................        5,018         (89,659)         (17,965)        (81,716)
   Preferred stock dividend..........................          (89)           (279)            (176)           (582)
                                                       -----------     -----------      -----------     -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS................................  $     4,929     $   (89,938)     $   (18,141)    $   (82,298)
                                                       ===========     ===========      ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
Basic................................................  $      0.02     $     (0.35)     $     (0.06)    $     (0.33)
                                                       ===========     ===========      ===========     ===========
Diluted..............................................  $      0.02     $     (0.35)     $     (0.06)    $     (0.33)
                                                       ===========     ===========      ===========     ===========

SHARES USED IN PER SHARE CALCULATIONS
Basic................................................      286,967         257,818          285,293         251,796
                                                       ===========     ===========      ===========     ===========
Diluted..............................................      301,947         257,818          285,293         251,796
                                                       ===========     ===========      ===========     ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        June 30,       December 31,
                                                                                          2000             1999
                                                                                      -----------      ------------
                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $   204,516       $   170,118
   Short-term investments.........................................................        100,304           102,469
   Accounts receivable, net.......................................................        254,565           266,647
   Recoverable income taxes.......................................................          5,544             5,544
   Other current assets...........................................................         22,253            38,056
                                                                                      -----------       -----------
Total current assets..............................................................        587,182           582,834

PROPERTY AND EQUIPMENT, net.......................................................         71,917            68,581
SOFTWARE COSTS, net...............................................................         50,722            45,722
LONG-TERM INVESTMENTS.............................................................         18,677            17,272
INTANGIBLE ASSETS, net............................................................         68,621            77,537
OTHER ASSETS......................................................................         16,104            16,536
                                                                                      -----------       -----------
Total Assets......................................................................    $   813,223       $   808,482
                                                                                      ===========       ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................................    $    34,518       $    30,694
   Accrued expenses...............................................................         52,181            58,740
   Accrued employee compensation..................................................         56,368            70,875
   Income taxes payable...........................................................         26,704            21,803
   Deferred revenue...............................................................        163,358           156,182
   Advances from customers........................................................         25,106            34,302
   Accrued merger and restructuring costs.........................................         24,688             8,675
   Other current liabilities......................................................            941             3,878
                                                                                      -----------       -----------
Total current liabilities.........................................................        383,864           385,149

OTHER NON-CURRENT LIABILITIES.....................................................          1,562             1,420

STOCKHOLDERS' EQUITY
   Common stock...................................................................          2,826             2,756
   Shares to be issued for litigation settlement..................................         61,228            61,228
   Additional paid-in capital.....................................................        663,374           632,743
   Accumulated deficit............................................................       (283,088)         (265,123)
   Treasury stock.................................................................         (3,081)           (3,163)
   Accumulated other comprehensive loss...........................................        (13,462)           (6,528)
                                                                                      -----------       -----------
Total stockholders' equity........................................................        427,797           421,913
                                                                                      -----------       -----------
Total Liabilities and Stockholders' Equity........................................    $   813,223       $   808,482
                                                                                      ===========       ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                            2000             1999
                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...........................................................................   $(17,965)         $(81,716)
   Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
    License fees received in advance..................................................    (16,339)          (43,287)
    Depreciation and amortization.....................................................     29,292            35,211
    Amortization of capitalized software..............................................     11,606             9,746
    Litigation settlement.............................................................         --            91,000
    Foreign currency transaction gains................................................       (860)             (162)
    Gain on sales of marketable securities............................................     (2,895)           (1,110)
    Loss on disposal of property and equipment........................................      1,725             6,055
    Deferred tax expense..............................................................         --             1,462
    Non-cash merger, integration and restructuring charges............................      5,418              (578)
    Other.............................................................................        908               237
    Changes in operating assets and liabilities:
      Accounts receivable.............................................................     15,604           (11,851)
      Other current assets............................................................      9,222            (5,694)
      Accounts payable, accrued expenses and other liabilities........................        112           (20,123)
      Deferred maintenance revenue....................................................      4,504            20,694
                                                                                         --------          --------
Net cash and cash equivalents provided by (used in) operating activities..............     40,332              (116)
                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities......................................    (68,979)          (67,849)
      Maturities of available-for-sale securities.....................................     44,032             9,102
      Sales of available-for-sale securities..........................................     27,033            27,286
   Purchases of non-marketable equity securities......................................     (5,500)               --
   Proceeds from sales of marketable equity securities................................      5,130             1,832
   Purchases of property and equipment................................................    (24,718)          (13,567)
   Additions to software costs........................................................    (16,606)          (13,247)
   Business combinations, net of cash acquired........................................         --             1,285
   Other..............................................................................      1,345                58
                                                                                         --------          --------
Net cash and cash equivalents used in investing activities............................    (38,263)          (55,100)
                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from customers............................................................      6,399             3,061
   Proceeds from issuance of common stock, net........................................     30,549            15,801
   Payments for structured settlements with resellers.................................       (129)           (2,510)
   Principal payments on capital leases...............................................     (1,392)           (3,184)
                                                                                         --------          --------
Net cash and cash equivalents provided by financing activities........................     35,427            13,168
                                                                                         --------          --------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY...................................         --              (731)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..........................     (3,098)           (3,966)
                                                                                         --------          --------
Increase (decrease) in cash and cash equivalents......................................     34,398           (46,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................    170,118           209,626
                                                                                         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $204,516          $162,881
                                                                                         ========          ========

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

NOTE B - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
Numerator:
     Net income (loss).................................   $     5,018    $   (89,659)   $   (17,965)    $   (81,716)
     Preferred stock dividend..........................           (89)          (279)          (176)           (582)
                                                          -----------    -----------    -----------     -----------
                                                          $     4,929    $   (89,938)   $   (18,141)    $   (82,298)
                                                          ===========    ===========    ===========     ===========
Denominator:
     Denominator for basic net income (loss)
     per common share -
        Weighted-average shares outstanding............       280,911        254,258        279,237         250,006
        Weighted-average shares to be issued
           for litigation settlement...................         6,056          3,560          6,056           1,790
                                                          -----------    -----------    -----------     -----------
                                                              286,967        257,818        285,293         251,796
                                                          ===========    ===========    ===========     ===========
     Effect of dilutive securities:
        Employee stock options.........................        14,351             --             --              --
        Common stock warrants..........................           552             --             --
        Cloudscape restricted common stock.............            77             --             --              --
                                                          -----------    -----------    -----------     -----------
     Denominator for diluted net income (loss)
     per common share -
        Adjusted weighted-average shares
           and assumed conversions.....................       301,947        257,818        285,293         251,796
                                                          ===========    ===========    ===========     ===========

Basic net income (loss) per common share...............   $      0.02    $     (0.35)   $     (0.06)    $     (0.33)
                                                          ===========    ===========    ===========     ===========
Diluted net income (loss) per common share.............   $      0.02    $     (0.35)   $     (0.06)    $     (0.33)
                                                          ===========    ===========    ===========     ===========

         The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the three-month period ended June 30, 2000 follows (in thousands):

     Potential dilutive securities:
        Stock options................................................  5,639

        Series B Convertible Preferred Stock.........................      7

The stock options have per share exercise prices ranging from $10.50 to $33.25 and are exercisable through April 2010.

         Each Series B Preferred share is convertible into the number of shares of Common Stock at a per share price equal to the lowest of (i) the average of the closing prices for the Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date, (ii) 101% of the average closing price for the 22 trading days prior to the date of actual conversions, or (iii) 101% of the lowest closing price for the Common Stock during the five trading days immediately prior to the date of actual conversion. All 7,000 remaining shares of Series B Convertible Preferred Stock were converted into shares of Common Stock in July 2000. (For more information see Note J - Subsequent Events)

NOTE C - COMPREHENSIVE INCOME

         The following table sets forth the calculation of other comprehensive income (loss), net of taxes, for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
     Net income (loss).................................   $     5,018    $   (89,659)   $   (17,965)    $   (81,716)
     Other comprehensive income (loss):
        Change in unrealized gains (losses) on
           available-for-sale securities, net of taxes.        (1,777)          (114)        (2,791)          1,614
        Change in accumulated foreign currency
           translation adjustment......................        (3,378)          (776)        (4,143)           (455)
                                                          -----------    -----------    -----------     -----------
                                                          $      (137)   $   (90,549)   $   (24,899)    $   (80,557)
                                                          ===========    ===========    ===========     ===========

NOTE D - STOCKHOLDERS' EQUITY

     Reconciliation of outstanding shares (in thousands):
        Shares outstanding at December 31, 1999........................     275,594
        Shares issued upon exercises of stock options..................       5,971
        Shares sold and issued to employees under ESPP.................         830
        Shares issued upon exercises of warrants.......................         412
        Shares repurchased under Cloudscape repurchase agreements......        (138)
                                                                          ---------
        Shares outstanding at June 30, 2000............................     282,669
                                                                          =========

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - BUSINESS COMBINATIONS

         On March 1, 2000, the Company completed its acquisition of Ardent, a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of the Company's common stock in exchange for each outstanding Ardent share (the "Merger"). An aggregate of 70,437,000 shares of Informix common stock were issued pursuant to the Merger, and an aggregate of 17,174,000 options to purchase Ardent common stock were assumed by Informix. The Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

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

                                               Three Months Ended        Six Months Ended
                                                   June 30, 1999           June 30, 1999
                                               ------------------        ----------------
     Net revenues:
       Informix.............................   $        206,758          $       403,356
       Ardent...............................             43,415                   74,002
       Cloudscape...........................                450                      796
                                               ----------------          ---------------
       Combined.............................   $        250,623          $       478,154
                                               ================          ===============

     Net income (loss):
       Informix.............................   $        (79,265)         $       (71,719)
       Ardent...............................             (8,206)                  (5,789)
       Cloudscape...........................             (2,188)                  (4,208)
                                               ----------------          ---------------
       Combined.............................   $        (89,659)         $       (81,716)
                                               ================          ===============


NOTE F - ACCRUED MERGER AND RESTRUCTURING CHARGES

         In connection with the merger with Ardent, the Company recorded a charge of $50.0 million for merger, integration and restructuring costs, of which $39.9 million was for accrued merger and restructuring costs and the remaining $10.1 million was for integration and transition costs incurred during the period ended March 31, 2000. This amount included $14.5 million for financial advisor, legal and accounting fees related to the merger, $15.1 million for severance and employment related costs associated with the termination of approximately 206 employees who held overlapping positions, $6.8 million for the closure of facilities and equipment costs associated with combining the operations of the two companies and $3.5 million for the write-off of redundant technology and other duplicate costs. The Company has made adjustments to the categories and timing of expected restructure spending based on revised estimates. Those revisions resulted in an increase of $0.5 million for severance and employment related costs to $15.6 million and a reduction of $0.5 million for the write-off of redundant technology and other duplicate costs to $3.0 million. As of June 30, 2000, the following amounts had been paid or charged against the liability: $9.3 million had been paid for financial advisor, legal and accounting fees and the remainder is expected to be paid by the end of 2000, $5.1 million had been paid for severance and employment related costs upon the termination of approximately all employees

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


in accordance with the plan and the remaining payments are to be made through March 2001, $2.5 million had been incurred for facilities and equipment costs which extend through 2005, and $2.8 million had been incurred for the write-off of redundant technology and other duplicate costs which will be completely utilized by the end of 2000. As of June 30, 2000, $20.2 million remained as a liability in the financial statements.

         As part of the Company's acquisition of Cloudscape, the Company recorded a charge of $2.8 million for accrued merger and restructuring costs. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of June 30, 2000, approximately $0.4 million remained as a liability in the financial statements and related primarily to the closure of facilities, which is expected to be utilized by the end of 2000.

         On April 26, 1999, Ardent acquired Prism Solutions, Inc. ("Prism"), a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. In connection with the merger with Prism, Ardent recorded a charge of $9.7 million for accrued merger and restructuring costs. The accrual included approximately $2.9 million for professional fees and other acquisition-related costs, $3.5 million for severance and related benefits and $3.3 million for costs associated with the shutdown and consolidation of Prism facilities. As of June 30, 2000, approximately $1.9 million remained unpaid and comprised principally of future rental obligations on idle facilities which run through 2005.

         In May of 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December of 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations. As of June 30, 2000, approximately $0.5 million remained unpaid and was comprised principally of severance and related benefits and rental obligations on idle facilities, all of which is expected to be paid in 2000.

         On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"). Accrued merger and restructuring costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of June 30, 2000, approximately $0.9 million remained unpaid, of which $0.8 million related to future rental obligations on idle facilities that extend through 2002 and $0.1 million related to royalty commitments to be paid during the third quarter of 2000.

         In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. As of June 30, 2000, approximately $0.8 million remained unpaid and related primarily to rental obligations as the Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2003.

NOTE G - BUSINESS SEGMENTS

         In recent years, the Company has operated under four reportable operating segments which report to the Company's president and chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and six-month periods ended June 30, 2000 and 1999:

Three months ended                  North                      Asia         Latin
June 30,                           America       Europe       Pacific      America     Eliminations       Total
-------------------------------  -----------   -----------  -----------  -----------   -------------    --------
                                                              (In thousands)
2000:
----
Net revenues from
  unaffiliated customers.......    $ 129,778   $    66,391  $    26,069  $    18,256     $       --     $240,494
Transfers between segments.....       (8,701)        4,130        2,921        1,650             --           --
Total net revenues.............      121,077        70,521       28,990       19,906             --      240,494
Operating income (loss)........      (21,968)       21,083          981        1,545             37        1,678
Net income (loss)..............    $ (15,857)  $    16,210  $    (1,287) $       668     $    5,284     $  5,018

1999:
----
Net revenues from
  unaffiliated customers.......    $ 133,934   $    75,567  $    25,856  $    15,266     $       --     $250,623
Transfers between segments.....       (6,381)        3,467        1,529        1,385             --           --
Total net revenues.............      127,553        79,034       27,385       16,651             --      250,623
Operating income (loss)........      (11,157)       17,248          223        1,276          1,884        9,474
Net income (loss)..............    $(107,006)  $    16,652  $       233  $      (199)    $      661     $(89,659)

Six months ended                    North                      Asia         Latin
June 30,                           America       Europe       Pacific      America     Eliminations       Total
-------------------------------  -----------   -----------  -----------  -----------   ------------     --------
                                                              (In thousands)
2000:
----
Net revenues from
  unaffiliated customers.......    $ 260,041   $   147,173  $    51,614  $    32,550     $       --     $491,378
Transfers between segments.....      (15,469)        5,097        7,387        2,985             --           --
Total net revenues.............      244,572       152,270       59,001       35,535             --      491,378
Operating income (loss)........      (66,927)       37,532        5,695        2,365            149      (21,186)
Net income (loss)..............    $ (58,590)  $    33,029  $     4,984  $     5,633     $   (3,021)    $(17,965)

1999:
----
Net revenues from
  unaffiliated customers.......    $ 256,061   $   144,221  $    49,545  $    28,327     $       --     $478,154
Transfers between segments.....      (12,485)        5,981        3,823        2,681             --           --
Total net revenues.............      243,576       150,202       53,368       31,008             --      478,154
Operating income (loss)........      (16,178)       29,819        4,426          294          2,588       20,949
Net income (loss)..............    $(108,065)  $    27,351  $     4,162  $    (4,517)    $     (647)    $(81,716)


         On October 1, 1999, the Company created four new business groups which began reporting to the Company's Chief Operating Decision Maker: the TransAct Business Group, which is responsible for delivering on-line transaction processing products; the i.Foundation Business Group, which is responsible for delivering products that provide the technological foundation for Internet-based electronic commerce solutions; the i.Informix Business Group, which is

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


responsible for delivering Internet-based solutions for electronic commerce; and the i.Intelligence Business Group, which is responsible for delivering Internet-based data warehouse and business intelligence products and solutions. Net revenues for the Company's TransAct, i.Foundation, i.Informix and i.Intelligence business groups is summarized below for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   TransAct..........................................  $   137,822     $   198,480      $   284,884     $   383,648
   i.Foundation......................................       51,232          12,308          100,432          24,310
   i.Intelligence....................................       31,747          38,491           74,829          67,865
   i.Informix........................................       19,693           1,344           31,233           2,331
                                                       -----------     -----------      -----------     -----------
   Total ............................................  $   240,494     $   250,623      $   491,378     $   478,154
                                                       ===========     ===========      ===========     ===========

         On August 1, 2000, the four business groups were consolidated into two business groups that more effectively capture the Company's current operations:
Database Business Operations and Solutions Business Operations. Net revenues for the Database and Solutions Business Operations are summarized below for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Database..........................................  $   208,076     $   231,216      $   425,779     $   451,331
   Solutions.........................................       32,418          19,407           65,599          26,823
                                                       -----------     -----------      -----------     -----------
   Total ............................................  $   240,494     $   250,623      $   491,378     $   478,154
                                                       ===========     ===========      ===========     ===========


NOTE H - LITIGATION

         Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions named as defendants the Company, certain of its present and former officers and directors and, in some cases, its former independent auditors. The complaints alleged various violations of the federal securities laws and sought unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

         Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants and the Company's former independent auditors, were also filed, commencing in August 1997, in California state court. While these actions alleged various violations of state law, any monetary judgments in these derivative actions would accrue to the benefit of the Company.

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

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         In October and November, 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November, 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9.0 million shares of the Company's common stock, which will have a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The Company will issue the remainder of the shares to be issued under the Settlement after the claims administrator notifies the Company that it has processed all of the claims submitted by class members. The Company's former independent auditors, Ernst & Young LLP, will pay $34.0 million in cash. The total amount of the Settlement will be $142.0 million.

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

         On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. The Company strongly believes that the allegations in IBM's complaint are without merit and intends to defend the action vigorously.

         Ardent is a defendant in actions filed against Unidata prior to its merger with Ardent, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration. An arbitration hearing regarding the Colorado action is currently underway. Discovery has not commenced in the Washington action, pending the outcome of the Colorado arbitration. In addition, it is likely that Unidata will be joined in an action against an end-user in China arising out of the same facts at issue in the U.S. actions against Unidata. It is possible that either Ardent or the Company will also be joined in the proceedings in China. While the outcome cannot be predicted with certainty, the Company believes that the actions against Ardent are without merit and plans to continue to oppose them vigorously.

         In July 2000, the Company agreed to pay to Cincom Systems, Inc. ("Cincom") $3.0 million to reimburse Cincom for operating expenses of CinMark, a joint venture entered into by Ardent and Cincom in 1996 to develop the Object Studio product, and $4.0 million as a fee to license the Object Studio technology. This agreement resolves all claims and counterclaims asserted by both Cincom and Ardent. As of June 30, 2000, the Company had $3.0 million reserved as a liability in our financial statements for the Cincom litigation.

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

         The SEC has recently indicated that it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB No.
101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, that it may have on its financial condition or results of operations.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The Interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000. Management does not believe that the interpretation will have a material effect on the Company's results of operations, financial position or liquidity.

         In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-2, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Position No. 98-1. EITF No. 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is currently evaluating whether the adoption of this EITF will have a material impact on the results of operations.

NOTE J - SUBSEQUENT EVENTS

         On August 9, 2000, the Company announced management and organizational changes, including the consolidation of its existing business groups into two operational groups: DataBase Business Operations and Solutions Business Operations. In connection with these organizational changes, the Company also announced that, based on currently available information, it expects to take a charge up to $90 million in the third quarter ending September 30, 2000. The charge will primarily relate to costs associated with the elimination of functions and facilities that have become redundant under the new corporate structure as well as to selected intangible assets. Included as part of the planned elimination of functions and facilities is the relocation of the Company's corporate headquarters from Menlo Park, California to Westboro, Massachusetts, the immediate reduction of approximately 500 positions from the Company's current staffing levels, the movement of certain engineering groups to new and existing Company facilities in Northern California and the relocation of certain internal support and back-office functions to the Company's facility in Lenexa, Kansas.

         On August 9, 2000, the Company announced authorization by its Board of Directors to repurchase up to 6.4 million shares of the Company's Common Stock.

        Subsequent to June 30, 2000, the sole remaining holder of the Company's Series B Preferred Stock converted all 7,000 shares of the Company's remaining Series B Preferred Stock into 1,630,751 shares of the Company's Common Stock. In connection with this conversion, the Company also issued this Series B Preferred Stockholder a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends, which were previously accrued, in the amount of $932,055 to this stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

         -  Connectivity interfaces and gateways

         - Graphical and character-based application development tools for building database applications that allow customers to access, retrieve and manipulate business data

         Our software solutions include high performance online transaction processing applications, data warehouse and business intelligence applications, and dynamic web/content management applications. We offer complete database solutions by building strategic relationships with application, hardware, and systems integration providers. Our solutions are used in many industries, including retail, telecommunications, financial services, healthcare, pharmaceutical/biochemistry, manufacturing, and media and publishing.

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

RESULTS OF OPERATIONS

         The following table and discussion compares the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, respectively.

                                                                        Percent of Net Revenues
                                                       ------------------------------------------------------------
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000            1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses..........................................         42%             50%              45%            51%
   Services..........................................         58              50               55             49
                                                            ----           -----             ----           ----
                                                             100             100              100            100
COSTS AND EXPENSES
   Cost of software distribution.....................          6               4                5              5
   Cost of services..................................         20              21               20             22
   Sales and marketing...............................         45              37               42             38
   Research and development..........................         18              19               18             19
   General and administrative........................         10               9                9              9
   Write-off of acquired research and development....         --               2               --              1
   Merger, integration and restructuring charges.....         --               4               10              2
                                                            ----           -----             ----           ----
                                                              99              96              104             96
                                                            ----           -----             ----           ----
Operating income (loss)..............................          1               4               (4)             4

OTHER INCOME (EXPENSE)
   Interest income...................................          2               1                1              1
   Interest expense..................................         --              --               --             --
   Litigation settlement expense.....................         --             (39)              --            (20)
   Other, net........................................         --              --                1             --
                                                            ----           -----             ----           ----
INCOME (LOSS) BEFORE INCOME TAXES                              3             (34)              (2)           (15)
   Income taxes......................................          1               2                2              2
                                                            ----           -----             ----           ----
NET INCOME (LOSS)....................................          2%            (36)%             (4)%          (17)%
                                                            ====           =====             ====           ====


REVENUES

         We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues decreased 20% during the second quarter of 2000 and 9% during the first half of 2000 as contrasted with the corresponding periods in 1999. The decrease in license revenue was due in large part to a significant decline in license revenue derived from our traditional client-server database products and our data warehouse and business intelligence products. License revenue from these products declined 36% to $141.1 million during the six-month period ended June 30, 2000 from $221.0 million during the same period in 1999. We believe that this decline is attributable to slower market demand throughout the industry for traditional database client-server products and disruptions in our sales and field marketing organizations due to a number of factors, including attrition and turnover in senior and mid-level sales management personnel, the reorganization to four distinct business groups and delays encountered in integrating Ardent's operations and products into our sales, product marketing and general operations. The decline is also attributable, in part, to the continuing decrease of license revenues as a percentage of our total revenue. Although we expect this latter trend to continue, we are unable to predict whether market demand for our traditional client-server products and our data warehouse and business intelligence products will rebound in future quarters or whether our license revenues will continue to decline in absolute dollars.

         Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $25.1 million and $34.3 million had not been recognized as earned revenue as of June 30, 2000 and December 31, 1999, respectively. During the quarter ended June 30, 2000, we received $3.7 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $7.4 million. Included in the $7.4 million recognized were $3.7 million of licenses which were resold or utilized by the reseller, $3.1 million related to contractual reductions in customer advances and $0.6 million related to previously-deferred revenue for solution sales which has now been recognized as services have been completed.

         Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software. As of June 30, 2000, there is one reseller with remaining rights to resell a total of $1.1 million of our products, which will be utilized by the end of 2001 pursuant to the minimum future reduction terms of the settlement.

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

SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues for the quarter ended June 30, 2000 increased $14.6 million, or 12%, to $139.0 million from $124.4 million for the same period in 1999. During the first half of 2000, service revenues increased $34.2 million, or 14%, to $270.6 million from $236.4 million for the same period in 1999. Service revenues accounted for 58% and 50% of net revenues in the second quarters of 2000 and 1999, respectively, and accounted for 55% and 49% of net revenues during the first half of 2000 and 1999, respectively. The continuing trend of an increase in service revenues as a percentage of total revenues reflects the fact that service revenues have grown at a faster pace than license revenues and that license revenues have declined during 2000. The increase in service revenues, both in absolute dollars and as a percentage of total revenues, was attributable primarily to the renewal of maintenance contracts in connection with our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support. During the first half of 2000, maintenance revenues increased 22% to $208.6 million from $171.4 million for the same period in 1999 while consulting and training revenues decreased slightly to $61.9 million for the six-month period ended June 30, 2000 from $65.0 million for the same period in 1999.

COSTS AND EXPENSES

COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and
(2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. Cost of software distribution increased $2.5 million to $13.5 million for the second quarter of 2000 from $11.0 million for the same period in 1999. During the first half of 2000, cost of software distribution increased $4.1 million to $26.1 million from $22.0 million for the same period in 1999. The increase in cost of software distribution was primarily due to an increase in royalties related to new product offerings in our web and business intelligence markets. Amortization of capitalized software remained relatively consistent with the prior year periods.

COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services decreased approximately 9% to $48.1 million for the first quarter of 2000 and decreased 7% to $96.8 million during the first half of 2000 when compared to the corresponding periods in 1999. Service margins increased to 65% and 64% during the three and six-month periods ended June 30, 2000 respectively, from 58% and 56% achieved during the same periods of 1999. The decrease in absolute dollars and as a percentage of net service revenues is primarily due to higher margins in the web and business intelligence solutions deliveries as compared to traditional database service deliveries.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses increased 17% to $108.0 million during the first quarter of 2000 and increased 14% to $206.8 million during the first half of 2000 when compared to the same periods in 1999. These increases were due primarily to increased marketing costs for advertising and marketing programs focused on promoting our Internet-based electronic commerce and business intelligence products and solutions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the three and six-month periods ended June 30, 2000 were $43.7 million and $87.1 million respectively, or 18% of net revenues, compared to $47.3 million and $92.2 million, or 19% of net revenues, for the corresponding periods of 1999. The decrease in research and development expenses in absolute dollars and as a percentage of net revenues during 2000 was attributable primarily to an increase in the amount of product development expenditures capitalized during 2000 when compared to same periods in 1999. A higher percentage of total research and development expenditures have been capitalized during 2000 when compared to 1999 due to an increase in the number of new product offerings primarily in the web and business intelligence markets as well as the latest versions of our Informix Dynamic Server products, which have not yet been commercially released.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the second quarter of 2000, general and administrative expenses increased to $25.6 million from $22.9 million during the same period in 1999. The increase in general and administrative expenses was caused primarily by integration and transition costs related to the merger with Ardent as well as increased legal expenses arising from the settlement of the Cincom lawsuit against Ardent and increased professional services fees incurred during the quarter ended June 30, 2000. During the first half of 2000 and 1999, general and administrative expenses remained consistent at 9% of net revenues.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. In connection with Ardent's acquisition of Prism on April 26, 1999, Ardent recorded a charge of approximately $5.1 million, or 6.6% of the $76.4 million in total consideration and liabilities assumed, for in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses.

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

         In May of 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations.

         During the first quarter of 1999, an adjustment of $0.6 million was recorded to the results of operations, which appears as a credit to merger, integration and restructuring charges in our financial statements, to adjust the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. (See Note F to the Consolidated Financial Statements)

OTHER INCOME (EXPENSE)

INTEREST INCOME. Interest income for the first half of 2000 increased to $7.1 million from $5.9 million for the same period in 1999 due to an increase in the average interest-bearing cash and short-term investment balances in 2000 provided by increased operating cash flows.

INTEREST EXPENSE. Interest expense decreased to $0.3 million for the six-month period ended June 30, 2000 from $2.3 million for the same period in 1999 due primarily to a decline in interest charges related to the line of credit which was terminated effective December 31, 1999.

OTHER INCOME (EXPENSE), NET. Other income (expense), net increased from a net expense of approximately $0.6 million for the first half of 1999 to other income, net of $4.4 million for the first half of 2000. During the six-month period ended June 30, 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately 0.8 million of net foreign currency transaction gains. During the six-month period ended June 30, 1999, other expense of $0.6 million was primarily a result of foreign currency transaction losses that were realized in the Latin America region due primarily to the devaluation of the Brazilian Real.

LITIGATION SETTLEMENT EXPENSE. During the second quarter of 1999 we incurred a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the settlement of the private securities and related litigation against us. The charge consisted of $3.2 million in cash, $91.0 million in common stock and approximately $2.8 million in related legal fees. The charge excludes approximately $13.8 million of insurance proceeds which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers.

INCOME TAXES

         During the first half of 2000 and 1999, income tax expense resulted from foreign withholding taxes and taxable earnings in certain foreign jurisdictions where we have fully utilized our net operating loss carryforwards. The effective tax rate for the quarter ended June 30, 2000 was 20%. We expect the effective tax rate to increase gradually over time as we continue to fully utilize our net operating loss carryforwards in various jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

                                                                              As of or for the
                                                                              Six Months Ended
                                                                                  June 30,
                                                                             -----------------
                                                                              2000       1999
                                                                             ------     ------
                                                                                (In millions)
     Cash, cash equivalents, and short-term investments..................    $304.8     $243.1
     Working capital.....................................................    $203.3     $ 94.4
     Cash and cash equivalents provided by (used for) operations.........    $ 40.3     $ (0.1)
     Cash and cash equivalents used for investment activities............    $(38.3)    $(55.1)
     Cash and cash equivalents provided by financing activities..........    $ 35.4     $ 13.2

         OPERATING CASH FLOWS. We generated positive cash flows from operations totaling $40.3 million for the six-month period ended June 30, 2000, primarily from improved operating profitability, excluding merger, integration and restructuring charges related to our merger with Ardent. Also contributing to the increase in operating cash flows was a reduction in the effect on cash flows of a change in operating assets and liabilities.

         INVESTING CASH FLOWS. During the first half of 2000, we decreased the amount of cash used in investing activities by approximately $16.8 million when compared to the same period in 1999. The decrease in cash used for investing activities was primarily due to a decrease in our net investment of excess cash of approximately $33.5 million and an increase in the proceeds received from sales of marketable securities of $5.1 million offset by an increase in the purchase of strategic investments of $5.5 million and an increase in capital expenditures of $11.2 million.

         FINANCING CASH FLOWS. Cash and cash equivalents provided by financing activities during the six-month period ended June 30, 2000 increased by approximately $22.2 million when compared to the same period in 1999. This increase was due primarily to an increase in the proceeds from the sale of our common stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan.

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

RECENT DEVELOPMENTS

         On August 9, 2000, the Company announced management and organizational changes, including the consolidation of its existing business groups into two operational groups: DataBase Business Operations and Solutions Business Operations. In connection with these organizational changes, the Company also announced that, based on currently available information, it expects to take a charge up to $90 million in the third quarter ending September 30, 2000. The charge will primarily relate to costs associated with the elimination of functions and facilities that have become redundant under the new corporate structure as well as to selected intangible assets. Included as part of the planned elimination of functions and facilities is the relocation of the Company's corporate headquarters from Menlo Park, California to Westboro, Massachusetts, the immediate reduction of approximately 500 positions from the Company's current staffing levels, the movement of certain engineering groups to new and existing Company facilities in Northern California and the relocation of certain internal support and back-office functions to the Company's facility in Lenexa, Kansas. Additional charges of up to $15 million relating to this corporate realignment will be taken during a transition period which is expected to last through the first half of 2001.

         On August 9, 2000, the Company announced authorization by its Board of Directors to repurchase up to 6.4 million shares of the Company's
Common Stock.

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

     Our quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

         - Changes in demand for our products and services, including changes in growth rates in the industry as a whole and in the traditional database market in particular,

         - The size, timing and contractual terms of large orders for our software products,

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

         Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, as occurred in the quarter ended June 30, 2000, our operating results may be below the expectations of public market analysts and investors. If this were to occur again, the market price of our common stock would likely decrease significantly again. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

         - Market uncertainty about the company's business prospects or the prospects for the relational database management systems ("RDBMS") and object-relational database management systems ("ORDBMS") markets in general,

         - Revenues or results of operations that do not match analysts' expectations,

         - The introduction of new products or product enhancements by us or our competitors, and

         -  General business conditions in the software industry.

RECENT ORGANIZATIONAL CHANGES COULD DISRUPT OUR BUSINESS OPERATIONS, ADVERSELY AFFECT OUR ABILITY TO RETAIN A NECESSARY NUMBER OF EMPLOYEES AND ADVERSELY AFFECT THE SALES OF OUR PRODUCTS.

         On October 1, 1999, we reorganized our operating business divisions into four new business groups. On August 1, 2000, we consolidated these four business groups into two new operational groups: Database Business Operations and Solutions Business Operations. In addition, on August 9, 2000, we announced plans to further reorganize and restructure our business operations. We will accomplish the reorganization and restructuring by consolidating certain functions, eliminating some positions, relocating our current corporate headquarters from Menlo Park, California to Westboro, Massachusetts and moving certain engineering groups to other facilities.

         We may not achieve the anticipated benefits of this reorganization and restructuring. Moreover, the reorganization and restructuring may cause significant disruptions of our current business operations, including the loss of key personnel and other employees necessary for us to effectively operate our business. For instance, we may be unable to replace engineers who are unwilling to move to different facilities or other employees who are unwilling to relocate to Massachusetts. These and other disruptions or operational difficulties related to the reorganization and restructuring may result in delays in product development cycles or in the delivery of critical corporate support functions, such as providing accurate and timely financial projections and reporting. The occurrence of one or more of these factors could distract our management team, cause uncertainty and confusion among our customers and materially adversely affect our business and financial results.

IF THE RDBMS AND THE ORDBMS MARKETS DO NOT GROW OR DECLINE, WE MAY SELL FEWER PRODUCTS.

         If the growth rates for the relational and object-relational database management systems, or RDBMS or ORDBMS, respectively, decline for any reason, there will be less demand for our products, which would have a negative impact on our business and financial results. In particular, we cannot predict whether the sharp decline in revenue derived from licenses of these products during the quarter ended June 30, 2000 will continue. If it does, our financial results will continue to be materially adversely affected.

         Delays in market acceptance of our ORDBMS products could result in fewer product sales. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scaleable environment. We have invested substantial resources in developing our ORDBMS product line. The market for ORDBMS products is new and evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Organizations may not choose to make the transition from conventional RDBMS products to ORDBMS products.

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, TURNOVER AT OUR SENIOR MANAGEMENT LEVELS, WHICH COULD HARM OUR BUSINESS AND OPERATIONS.

         Over the past year a number of our senior executive officers have been replaced. In particular, Peter Gyenes replaced Jean-Yves Dexmier as our President and Chief Executive Officer effective July 12, 2000. Because of this continuing turnover among our senior management, our management team has not worked together for a significant length of time and may not be able to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, it could materially adversely affect our ability to grow our business.

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

CONTINUING DIFFICULTIES INTEGRATING ARDENT MAY PREVENT US FROM REALIZING THE BENEFITS OF THE MERGER.

         We have encountered difficulties integrating Ardent's operations and personnel. Integration difficulties may continue to disrupt the combined company's business and could prevent the achievement of the anticipated benefits of the merger. In addition, the continued disruption in our sales force may result in a loss of current customers or the inability to close sales with potential customers.

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

INTENSE COMPETITION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS OR GROW OUR BUSINESS.

         We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products is highly competitive, diverse and is subject to rapid change. Moreover, we expect that the technology for database products generally, and, in particular, the technology underlying database solutions and products for the Internet and data warehousing products, will continue to change rapidly. For example, as customers embrace the Internet, we need to develop and enhance our software solutions to support Internet applications. It is possible that our products will be rendered obsolete by technological advances. In addition, it is possible that demand for our traditional database products may decline sharply as customers demand more comprehensive software solutions.

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

         If these resellers do not continue to resell our products, it could result in decreased revenue and adversely effect our operating results. Revenue from license agreements with resellers is recognized as earned by us when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $25.1 million had not been recognized as earned revenue as of June 30,

2000. Unless these resellers continue to sell our products, we will not be able to recognize the unearned revenue from the advances from customers. In addition, because these resellers do not provide royalty reports to us until after the end of each fiscal quarter, we are unable to predict the level of sales to be expected in any given fiscal quarter.

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

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing products and solutions on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products to meet these evolving needs, we will not sell as many products and our position in existing, emerging or potential markets could be eroded rapidly by product advances. In addition, commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals about Informix, its products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

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

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS COULD ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS AND LENGTHY SALES CYCLES FOR PRODUCTS MAKES REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

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

         Moreover, any delay in the sales cycle of a large transaction or a number of smaller transactions could result in significant fluctuations in our quarterly operating results. Our sales cycles typically take many months to complete and vary depending on the product, service or solution that is being sold. The length of the sales cycle may vary depending on a number of factors over which we have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. The sales cycle can be further extended for sales made through third party distributors.

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

         International sales represented approximately 50% of our total revenue during the quarter ended June 30, 2000. The international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

         In particular, instability in the Asian/Pacific and Latin American economies and financial markets, which together accounted for approximately 20% of our total net revenues during the quarter ended June 30, 2000, could adversely affect our ability to sell our products internationally.

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

OTHER PROVISIONS IN OUR CHARTER DOCUMENTS MAY DISCOURAGE POTENTIAL ACQUISITION BIDS AND PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR.

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

         INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

         EQUITY SECURITY PRICE RISK. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.8 million impact on the value of these securities in 2000.

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

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at June 30, 2000 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                        Weighted-
                                                                      Contract           Average
At June 30, 2000                                                       Amount         Contract Rate     Fair Value
----------------                                                   -------------    ---------------     ----------
                                                                  (In thousands)                     (In thousands)
Foreign currency to be sold under contract:
   Euro.........................................................   $      24,166             1.06       $       73
   Japanese Yen.................................................           5,440           103.83               99
   Korean Won...................................................           5,348         1,122.00              (26)
   Czech Republic Koruna........................................           3,547            38.02              (12)
   Australian Dollar............................................           3,377             0.60                8
   South African Rand...........................................           3,161             6.90              (40)
   Swiss Franc..................................................           2,704             1.63               15
   Taiwan Dollar................................................           2,588            30.91               (8)
   German Mark..................................................           2,185             2.06               12
   Thai Bhat....................................................           2,173            39.11                2
   French Franc.................................................           2,101             6.90               12
   Singapore Dollar.............................................           1,456             1.72               14
   Other (individually less than $1 million)....................             860                *               (2)
                                                                   -------------                        ----------
Total...........................................................   $      59,106                        $      147
                                                                   =============                        ==========

Foreign currency to be purchased under contract:
   British Pound................................................   $      18,386             1.51       $       18
   Other (individually less than $1 million)....................            499                *                (2)
                                                                   -------------                        ----------
Total...........................................................   $      18,885                        $       16
                                                                   =============                        ==========
Total...........................................................   $      77,991                        $      163
                                                                   =============                        ==========

-----
*  Not meaningful

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Subsequent to June 30, 2000, the sole remaining holder of the Company's Series B Preferred Stock converted all 7,000 shares of the Company's remaining Series B Preferred Stock into 1,630,751 shares of the Company's Common Stock. In connection with this conversion, the Company also issued this Series B Preferred Stockholder a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends, which were previously accrued, in the amount of $932,055 to this stockholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2000 Annual Meeting of the Stockholders of the Company was held on June 21, 2000. The following matters were voted on at the Annual Meeting:

         1.  Election of the Class I Directors of the Company:

             Board Nominee               For            Withheld       Broker Non-votes
             -------------               ---            --------       ----------------
             Leslie G. Denend        241,488,976        3,635,179              0
             Cyril J. Yansouni       241,433,329        3,690,826              0


             Each of the following director's term of office as a director continued after the Annual Meeting:

                                      Robert J. Finocchio, Jr.
                                      Jean-Yves F. Dexmier
                                      Peter Gyenes
                                      James L. Koch
                                      Thomas A. McDonnell
                                      Robert M. Morrill

         2.  Amendment of the Company's 1994 Stock Option and Award Plan:

                 For                     Against               Abstained          Broker Non-votes
                 ---                     -------               ---------          ----------------

             220,473,581                22,908,299             1,742,275                  0

         3.  Amendment of the Company's 1997 Employee Stock Purchase Plan:

                 For                     Against               Abstained          Broker Non-votes
                 ---                     -------               ---------          ----------------
             229,271,481                14,939,259              913,415                   0

         4. Ratification of the choice of KPMG LLP as the Company's independent auditors:

                 For                     Against               Abstained          Broker Non-votes
                 ---                     -------               ---------          ----------------
             243,420,088                1,187,900               516,167                   0

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

EXHIBIT NO.   EXHIBIT
-----------   -------


  3.2(f)*     Amendment to Bylaws, dated June 13, 2000

 10.76*       Offer of Employment Letter, dated May 22, 2000, from
              Registrant to Yon Yoon Jorden (with attached Change of Control and Severance Agreement and Relocation Policy, including executive supplement)

 27.1         Financial Data Schedule


         (b)  Reports on Form 8-K.

         None.

-------------------
* Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INFORMIX CORPORATION

Dated: August 14, 2000      By:            /s/ YON YOON JORDEN
                                ----------------------------------------------
                                               Yon Yoon Jorden
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)



                            By:            /s/ WILLIAM F. O'KELLY
                                ----------------------------------------------
                                                 Bill O'Kelly
                                     VICE PRESIDENT CORPORATE FINANCE
                                      (PRINCIPAL ACCOUNTING OFFICER)