Form 10-Q
period 2000-09-30
INFORMIX CORP
filed 2000-11-14
CIK 799089

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


    (MARK ONE)
        |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---------  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                ENDED SEPTEMBER 30, 2000.

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

                 YES    |X|                      NO
                       -----                        -----

At October 31, 2000, 279,710,492 shares of the Registrant's Common Stock were outstanding.

===============================================================================

                              INFORMIX CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                  ------
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations
              for the three months and nine months ended September 30, 2000 and 1999.............    3

         Unaudited Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999.....................................    4

         Unaudited Condensed Consolidated Statements of Cash Flows
              for the three months and nine months ended September 30, 2000 and 1999.............    5

         Notes to Unaudited Condensed Consolidated Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   32

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...............................................   34

Item 6.  Exhibits and Reports on Form 8-K........................................................   34

Signatures.......................................................................................   35



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

PART I.    FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            INFORMIX CORPORATION
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Licenses .........................................  $    82,441     $   131,055      $   303,256     $   372,836
   Services .........................................      128,664         130,069          399,227         366,442
                                                       -----------     -----------      -----------     -----------
                                                           211,105         261,124          702,483         739,278
COSTS AND EXPENSES
   Cost of software distribution.....................       11,275          13,916           37,338          35,888
   Cost of services..................................       48,214          52,291          144,998         156,204
   Sales and marketing...............................       99,896          92,055          306,703         273,550
   Research and development..........................       39,878          46,109          126,940         138,308
   General and administrative........................       29,637          22,595           75,451          65,852
   Write-off of acquired research and development....           --              --               --           5,052
   Merger, realignment and other charges.............       62,136              --          112,170           9,317
                                                       -----------     -----------      -----------     -----------
                                                           291,036         226,966          803,600         684,171
                                                       -----------     -----------      -----------     -----------
Operating income (loss)..............................      (79,931)         34,158         (101,117)         55,107
OTHER INCOME (EXPENSE)
   Interest income...................................        3,587           2,983           10,697           8,876
   Interest expense..................................          (70)         (1,138)            (378)         (3,428)
   Litigation settlement expense.....................           --              --               --         (97,016)
   Other, net........................................         (213)            907            4,224             308
                                                       ------------    -----------      -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES....................      (76,627)         36,910          (86,574)        (36,153)
   Income taxes......................................        4,000          10,886           12,018          19,539
                                                       -----------     -----------      -----------     -----------
NET INCOME (LOSS)....................................      (80,627)         26,024          (98,592)        (55,692)
   Preferred stock dividend..........................          (15)           (247)            (191)           (829)
                                                       ------------    ------------     ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS................................  $   (80,642)    $    25,777      $   (98,783)    $   (56,521)
                                                       ============    ===========      ============    ============

NET INCOME (LOSS) PER COMMON SHARE
Basic................................................  $    (0.28)     $      0.10      $     (0.35)    $     (0.22)
                                                       ===========     ===========      ============    ===========
Diluted..............................................  $    (0.28)     $      0.09      $     (0.35)    $     (0.22)
                                                       ===========     ===========      ============    ===========

SHARES USED IN PER SHARE CALCULATIONS
Basic................................................      288,189         268,636          286,265         257,444
                                                       ===========     ===========      ===========     ===========
Diluted..............................................      288,189         289,566          286,265         257,444
                                                       ===========     ===========      ===========     ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     September 30,      December 31,
                                                                                         2000              1999
                                                                                      -----------       -----------
                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $   125,607       $   170,118
   Short-term investments.........................................................        116,896           102,469
   Accounts receivable, net.......................................................        205,476           247,196
   Recoverable income taxes.......................................................          5,544             5,544
   Other current assets...........................................................         23,306            38,056
                                                                                      -----------       -----------
Total current assets..............................................................        476,829           563,383

PROPERTY AND EQUIPMENT, net.......................................................         70,852            68,581
SOFTWARE COSTS, net...............................................................         42,685            45,722
LONG-TERM INVESTMENTS.............................................................         16,196            17,272
INTANGIBLE ASSETS, net............................................................         47,270            77,537
OTHER ASSETS......................................................................         18,358            16,536
                                                                                      -----------       -----------
Total Assets......................................................................    $   672,190       $   789,031
                                                                                      ===========       ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................................    $    20,743       $    30,694
   Accrued expenses...............................................................         49,328            48,353
   Accrued employee compensation..................................................         64,084            70,875
   Income taxes payable...........................................................         28,009            21,803
   Deferred revenue...............................................................        141,741           147,118
   Advances from customers........................................................         14,766            34,302
   Accrued merger, realignment and other charges..................................         35,074             8,675
   Other current liabilities......................................................            591             3,878
                                                                                      -----------       -----------
Total current liabilities.........................................................        354,336           365,698

OTHER NON-CURRENT LIABILITIES.....................................................          1,051             1,420

STOCKHOLDERS' EQUITY
   Common stock...................................................................          2,860             2,756
   Shares to be issued for litigation settlement..................................         61,228            61,228
   Additional paid-in capital.....................................................        668,420           632,743
   Accumulated deficit............................................................       (363,715)         (265,123)
   Treasury stock.................................................................        (36,803)           (3,163)
   Accumulated other comprehensive loss...........................................        (15,187)           (6,528)
                                                                                      ------------      ------------
Total stockholders' equity........................................................        316,803           421,913
                                                                                      -----------       -----------
Total Liabilities and Stockholders' Equity........................................    $   672,190       $   789,031
                                                                                      ===========       ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              INFORMIX CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...........................................................................$   (98,592)      $   (55,692)
   Adjustments to reconcile net loss to net cash provided by operating activities:
    License fees received in advance..................................................    (27,601)          (64,439)
    Depreciation and amortization.....................................................     44,191            51,075
    Amortization of capitalized software..............................................     16,678            16,308
    Litigation settlement.............................................................         --            91,000
    Provisions for losses on accounts receivable......................................      4,545               561
    Gain on sales of marketable securities............................................     (2,895)           (2,659)
    Loss on disposal of property and equipment........................................      1,712             5,648
    Deferred tax expense..............................................................         --             3,033
    Merger, realignment and other charges.............................................    115,611             9,317
    Other.............................................................................        216              (626)
    Changes in operating assets and liabilities:
      Accounts receivable.............................................................     45,335            (8,545)
      Other current assets............................................................      8,380              (229)
      Accounts payable, accrued expenses and other liabilities........................    (63,722)          (37,636)
      Deferred maintenance revenue....................................................    (12,474)            7,647
                                                                                      ------------      -----------
Net cash and cash equivalents provided by operating activities........................     31,384            14,763
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities......................................   (104,927)          (96,347)
      Maturities of available-for-sale securities.....................................     59,094            22,302
      Sales of available-for-sale securities..........................................     32,033            30,531
   Purchases of non-marketable equity securities......................................     (5,500)               --
   Proceeds from sales of marketable equity securities................................      5,130             4,340
   Purchases of property and equipment................................................    (37,896)          (21,580)
   Additions to software costs........................................................    (28,843)          (22,308)
   Business combinations, net of cash acquired........................................         --             1,285
   Other..............................................................................      1,555               435
                                                                                      -----------       -----------
Net cash and cash equivalents used in investing activities............................    (79,354)          (81,342)
                                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from customers............................................................      9,212             5,183
   Proceeds from issuance of common stock, net........................................     35,416            23,553
   Acquisition of common stock........................................................    (33,725)               --
   Payments for structured settlements with resellers.................................       (129)           (3,225)
   Principal payments on capital leases...............................................     (1,675)           (4,300)
   Net borrowings under line of credit................................................         --               935
                                                                                      -----------       -----------
Net cash and cash equivalents provided by financing activities........................      9,099            22,146
                                                                                      -----------       -----------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY...................................         --              (731)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..........................     (5,640)           (2,766)
                                                                                      -----------       -----------
Increase (decrease) in cash and cash equivalents......................................    (44,511)          (47,930)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................    170,118           209,626
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................$   125,607       $   161,696
                                                                                      ===========       ===========

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


NOTE B - NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
Numerator:
     Net income (loss).................................   $   (80,627)   $    26,024    $   (98,592)    $   (55,692)
     Preferred stock dividend..........................           (15)          (247)          (191)           (829)
                                                          ------------   ------------   ------------    ------------
                                                          $   (80,642)   $    25,777    $   (98,783)    $   (56,521)
                                                          ============   ===========    ============    ============
Denominator:
     Denominator for basic net income (loss)
     per common share -
        Weighted-average shares outstanding............       282,133        259,636        280,209         253,224
        Weighted-average shares to be issued
           for litigation settlement...................         6,056          9,000          6,056           4,220
                                                          -----------    -----------    -----------     -----------
                                                              288,189        268,636        286,265         257,444
                                                          ===========    ===========    ===========     ===========
     Effect of dilutive securities:
        Employee stock options and restricted stock....            --         18,547             --              --
        Contingently issuable shares...................            --          2,383             --              --
                                                          -----------    -----------    -----------     -----------
     Denominator for diluted net income (loss)
     per common share -
        Adjusted weighted-average shares
           and assumed conversions.....................       288,189        289,566        286,265         257,444
                                                          ===========    ===========    ===========     ===========

Basic net income (loss) per common share...............   $     (0.28)   $      0.10    $     (0.35)    $     (0.22)
                                                          ===========    ===========    ===========     ===========
Diluted net income (loss) per common share.............   $     (0.28)   $      0.09    $     (0.35)    $     (0.22)
                                                          ===========    ===========    =============   ===========

         The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the excluded potential dilutive securities and the related exercise/conversion features for the three-month period ended September 30, 2000 follows (in thousands):

     Potential dilutive securities:
        Stock options.............................................................       46,937
        Contingently issuable shares for litigation settlement....................        5,826
        Common Stock Warrants.....................................................        2,303
        Cloudscape Restricted Common Stock........................................           58


The stock options have per share exercise prices ranging from $0.05 to $33.25 and are exercisable through September 2010.

         As part of the Company's settlement of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares ("settlement shares") of the Company's Common Stock at a guaranteed value of $91 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. The Company will issue the remainder of the settlement shares after the claims administrator notifies the Company that it has processed all of the claims submitted by class members. Based on the average closing price of the Company's Common Stock for the twenty consecutive trading days prior to September 30, 2000, it is estimated that the Company would have been obligated to issue an additional 5.8 million shares to satisfy the stock price guarantee ("contingently issuable shares").

         Certain of the outstanding shares of Cloudscape Common Stock held by employees are subject to repurchase upon termination of employment. The number of shares subject to this repurchase right decreases as the shares vest over time, generally for four years. As of September 30, 2000, approximately 58,000 shares were subject to repurchase at a weighted-average exercise price of $0.23.

         The warrants to purchase shares of Common Stock of the Company (the "Series B Warrants") were issued in connection with the conversion of the Company's Series B Preferred into shares of Common Stock of the Company. Upon conversion of the Series B Preferred, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred Stock is convertible. As of September 30, 2000, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. As of September 30, 2000, there was no Series B Convertible Preferred Stock outstanding as all remaining shares were converted into shares of Common Stock in July 2000.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - COMPREHENSIVE INCOME

         The following table sets forth the calculation of other comprehensive income (loss), net of taxes, for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
     Net income (loss).................................   $   (80,627)   $    26,024    $   (98,592)    $   (55,692)
     Other comprehensive income (loss):
        Reclassification adjustment for realized
           gains included in net income (loss).........             -         (1,548)        (2,895)         (2,659)
        Unrealized gains (losses) on available-for-sale
           securities, net of taxes....................          (306)          (545)          (202)         (2,180)
        Change in accumulated foreign currency
           translation adjustment......................        (1,419)          (574)        (5,562)         (1,029)
                                                          ------------   ------------   ------------    ------------
                                                          $   (82,352)   $    23,357    $  (107,251)    $   (57,200)
                                                          ============   ===========    ============    ============

NOTE D - STOCKHOLDERS' EQUITY

     Reconciliation of outstanding shares (in thousands):
        Shares outstanding at December 31, 1999...................................      275,594
        Shares issued upon exercises of stock options.............................        7,111
        Shares issued upon conversion of Series B Preferred stock.................        1,631
        Shares sold and issued to employees under ESPP............................        1,430
        Shares issued upon exercises of warrants..................................          412
        Shares repurchased under Cloudscape repurchase agreements.................         (139)
        Shares repurchased........................................................       (6,400)
                                                                                      ---------
        Shares outstanding at September 30, 2000..................................      279,639
                                                                                      =========

NOTE E - BUSINESS COMBINATIONS

         On March 1, 2000, the Company completed its acquisition of Ardent, a provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of the Company's common stock in exchange for each outstanding Ardent share (the "Merger"). An aggregate of 70,437,000 shares of Informix common stock were issued pursuant to the Merger, and an aggregate of 17,174,000 options to purchase Ardent common stock were assumed by Informix. The Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

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

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              Three Months Ended             Nine Months Ended
                                                              September 30, 1999            September 30, 1999
                                                              -------------------           ------------------
     Net revenues:
       Informix...........................................   $        215,851                $       619,207
       Ardent.............................................             44,852                        118,854
       Cloudscape.........................................                421                          1,217
                                                             ----------------                ---------------
       Combined...........................................   $        261,124                $       739,278
                                                             ================                ===============

     Net income (loss):
       Informix...........................................   $         24,114                $       (47,605)
       Ardent.............................................              4,031                         (1,758)
       Cloudscape.........................................             (2,121)                        (6,329)
                                                             ----------------                ---------------
       Combined...........................................   $         26,024                $       (55,692)
                                                             ================                ===============



NOTE F - ACCRUED MERGER, REALIGNMENT AND OTHER CHARGES

         During the three-month period ended September 30, 2000, the Company recorded merger, realignment and other charges of $62.1 million, net of reversals of prior charges of $8.5 million.

         During the three months ended September 30, 2000, the Company approved plans to realign its operations by establishing two independent operating companies. The strategic realignment includes a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 290 sales and marketing employees, 160 general and administrative employees, 120 research and development employees and 100 cost of services and software distribution employees. The Company recorded realignment and other charges of $70.6 million during the three months ended September 30, 2000. The following analysis sets forth the significant components of this charge:

                                                                                           Accrual
                                                             Realignment                  Balance at
                                                              and Other      Payments/   September 30,
                                                               Charges        Charges        2000
                                                           -------------      -----      -------------
      Write-off of goodwill and other intangible assets     $    32.0        $(32.0)     $         --
      Severance and employment related costs...........          28.7         (8.8)               19.9
      Facility and equipment costs.....................           3.9         (3.5)                0.4
      Costs to exit various commitments and programs...           3.5         (0.7)                2.8
      Other charges....................................           2.5         (2.5)                --
                                                            ---------        ------      -------------
                                                            $    70.6        $(47.5)     $        23.1
                                                            =========        =======     =============


         The $32.0 million write-off of goodwill and other intangible assets consisted primarily of $12.0 million of goodwill, $4.8 million of purchased technology and $15.2 million of capitalized software. The $12.0 million write-off of goodwill resulted from the carrying amount of certain long-lived assets exceeding the estimated future undiscounted cash flows due to the decision to curtail development of certain database products over the next few years. The $4.8 million reduction of purchased technology is due to the carrying amount of certain purchased technology exceeding the estimated future undiscounted cash flows as a result of an abandonment of certain technology in the Company's solutions business. $15.2 million of capitalized software was written off because the carrying amount of certain capitalized costs exceeded net realizable value. Of the $15.2 million write-off, $9.0 million was for the abandonment of certain database development costs in conjunction with the decision to move to a single database-management system, $4.0 million related to the decision to discontinue use of licensed software, and $2.2 million was for abandonment of other developed tools and products.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Included in the $28.7 million charge for severance and employment related costs was $5.5 million of incentive bonuses that were paid during the period to certain employees who management believe are critical to the successful outcome of the realignment. As of September 30, 2000, $3.3 million of termination benefits had been paid to terminate approximately 90 employees and it is anticipated that the remaining $19.9 million of severance and employment related costs will be paid upon termination of the remaining employees on various dates that extend through June 2001.

         Included in facility and equipment costs is $3.5 million for the write-off of obsolete and abandoned computer and office equipment, as these assets are no longer being used. The remaining charges of $0.4 are for facility costs that extend through March 2004.

         Remaining costs of $2.8 million for payments to exit various contracted service commitments and marketing programs should be made by the end of 2000. Also, included in the $2.5 million of other charges is $1.3 million in receivables that have been deemed uncollectable as a direct result of merger, realignment and restructuring decisions.

         In connection with the merger with Ardent, the Company recorded a charge of $50.0 million for merger, integration and restructuring costs, of which $39.9 million was for accrued merger and restructuring costs and the remaining $10.1 million was for integration and transition costs incurred during the period ended March 31, 2000. This amount included $14.5 million for financial advisor, legal and accounting fees related to the merger, $13.0 million for severance and employment related costs associated with the termination of approximately 206 employees from various organizations throughout the Company who held overlapping positions, $8.9 million for the closure of facilities and equipment costs associated with combining the operations of the two companies and $3.5 million for the write-off of redundant technology and other duplicate costs. The Company has made adjustments to the categories and timing of expected restructure spending based on revised estimates. The following analysis sets forth the significant components of the restructuring charge:

                                                                                                     Accrual
                                              Merger and                                           Balance at
                                             Restructuring                        Payments/       September 30,
                                                Charge        Adjustments          Charges            2000
                                            --------------    -------------     -------------    -------------
     Financial advisor and other fees.....  $        14.5     $         --      $       (9.6)    $         4.9
     Severance and employment costs.......           13.0              (3.2)            (7.9)              1.9
     Facility and equipment costs.........            8.9              (3.9)            (2.3)              2.7
     Write-off of redundant technology....            3.5              (0.8)            (2.7)              --
                                            --------------    --------------    -------------    -------------
                                            $        39.9     $        (7.9)    $      (22.5)    $         9.5
                                            =============     ==============    =============    =============

         It is anticipated that the remaining payment of $4.9 million will be made to the Company's financial advisor by the end of 2000 and the remaining facility costs of $2.7 million extend through 2003. As of September 30, 2000, essentially all 206 of the positions originally identified for termination had been eliminated and the remaining payments of $1.9 million for severance and employment costs are expected to be made through December 2001 as certain employees have elected to receive their severance payments over an extended period of time.

         As part of the Company's acquisition of Cloudscape, the Company recorded a charge of $2.8 million during the quarter ended December 31, 1999, for accrued merger and restructuring costs. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of September 30, 2000, approximately $0.3 million remained as a liability in the financial statements and related primarily to the closure of facilities, which is expected to be utilized by the end of 2000.

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On April 26, 1999, Ardent acquired Prism Solutions, Inc. ("Prism"), a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. In connection with the merger with Prism, Ardent recorded a charge of $9.7 million for accrued merger and restructuring costs. The accrual included approximately $2.9 million for professional fees and other acquisition-related costs, $3.5 million for severance and related benefits and $3.3 million for costs associated with the shutdown and consolidation of Prism facilities. During the 3 months ended September 30, 2000, the Company made a $0.6 million adjustment to reduce the accrual related to the Prism facilities. This reversal was due to a revised estimate of future rental obligations. As of September 30, 2000, approximately $0.5 million remained unpaid and comprised principally of future rental obligations on idle facilities which run through 2004.

         In May of 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December of 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations. As of September 30, 2000, approximately $0.3 million remained unpaid and was comprised principally of severance and related benefits and rental obligations on idle facilities, all of which is expected to be paid in 2000.

         On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"). Accrued merger and restructuring costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of September 30, 2000, approximately $0.9 million remained unpaid, of which $0.8 million related to future rental obligations on idle facilities that extend through 2002 and $0.1 million related to royalty commitments to be paid during the fourth quarter of 2000.

         In June and again in September 1997, the Company approved plans to restructure its operations in order to bring expenses in line with forecasted revenues. In connection with these restructurings, the Company substantially reduced its worldwide headcount and consolidated facilities and operations to improve efficiency. As of September 30, 2000, approximately $0.5 million remained unpaid and related primarily to rental obligations as the Company has substantially completed actions associated with its restructuring except for subleasing or settling its remaining long-term operating leases related to vacated properties. The terms of such operating leases expire at various dates through 2002.


NOTE G - BUSINESS SEGMENTS

         In recent years, the Company has operated under four reportable operating segments which report to the Company's president and chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors. Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and nine-month periods ended September 30, 2000 and 1999:

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended                  North                      Asia         Latin
September 30,                       America      Europe       Pacific      America     Eliminations     Total
-------------------------------  -----------   -----------  -----------  -----------  ---------------  --------
                                                             (In thousands)
2000:
Net revenues from
  unaffiliated customers.......    $ 107,618   $    61,635  $    25,058  $    16,794  $          --  $   211,105
Transfers between segments.....       (5,632)        2,655          956        2,021             --           --
Total net revenues.............      101,986        64,290       26,014       18,815             --      211,105
Operating income (loss)........      (89,706)       14,932       (3,002)      (1,986)          (169)     (79,931)
Net income (loss)..............    $ (82,944)  $    12,788  $    (4,139) $    (1,898) $      (4,434) $   (80,627)

1999:
Net revenues from
  unaffiliated customers.......    $ 141,093   $    73,554  $    27,592  $    18,885  $          --  $   261,124
Transfers between segments.....      (15,241)       11,778        1,467        1,996             --           --
Total net revenues.............      125,852        85,332       29,059       20,881             --      261,124
Operating income (loss)........       32,432        (7,486)       4,445        4,363            404       34,158
Net income (loss)..............    $  31,169   $    (7,611) $     3,721  $     2,584  $      (3,839) $    26,024

Nine months ended                   North                       Asia        Latin
September 30,                       America      Europe       Pacific      America     Eliminations      Total
-------------------------------  -----------   -----------  -----------  -----------  ---------------   --------
                                                             (In thousands)
2000:
Net revenues from
  unaffiliated customers.......    $ 367,660   $   208,808  $    76,671  $    49,344  $          --  $   702,483
Transfers between segments.....      (21,103)        7,753        8,343        5,007             --           --
Total net revenues.............      346,557       216,561       85,014       54,351             --      702,483
Operating income (loss)........     (156,634)       52,464        2,693          379            (19)    (101,117)
Net income (loss)..............    $(141,534)  $    45,817  $       846  $     3,735  $      (7,456) $   (98,592)

1999:
Net revenues from
  unaffiliated customers.......    $ 397,154   $   217,775  $    77,137  $    47,212  $          --  $   739,278
Transfers between segments.....      (27,726)       17,759        5,290        4,677             --           --
Total net revenues.............      369,428       235,534       82,427       51,889             --      739,278
Operating income (loss)........       18,114        22,319        8,878        4,657          1,139       55,107
Net income (loss)..............    $ (76,120)  $    19,727  $     7,890  $    (1,933) $      (5,256) $   (55,692)

         On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, which will involve the establishment of two independent operating companies. The first, Informix Software, will focus on providing database management systems for data warehousing, transaction processing, and e-Business applications. The second is a new e-Business solutions company that will focus on providing database and platform independent software solutions and infrastructure that combines web publishing, e-commerce and business intelligence. The Company expects to name the new e-Business solutions company by December 31, 2000. This follows the Company's announcement on August 9, 2000, of several strategic initiatives, amongst which was the consolidation of five business groups into two operations, Database Business Operations and Solutions Business Operations, which more effectively capture the Company's current operations and form the foundation for the two new operating companies. Net revenues for the Database and

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Solutions Business Operations are summarized below for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                       ---------------------------      ---------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
NET REVENUES
   Database..........................................  $   182,154     $   237,396      $   618,245     $   686,642
   Solutions.........................................       28,951          23,728           84,238          52,636
                                                       -----------     -----------      -----------     -----------
   Total ............................................  $   211,105     $   261,124      $   702,483     $   739,278
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

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of judgment is conditioned upon the return by EXPO 2000 of certain software. The Company has reserved $2.9 million for the expected outcome of the appeal.

         On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. The Company strongly believes that the allegations in IBM's complaint are without merit and intends to defend the action and prosecute the Company's claims vigorously.

         Ardent is a defendant in actions filed against Unidata prior to its merger with Ardent, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million. The Company is seeking reconsideration of the award but, in the meantime, has reserved $4.3 million. Discovery has not commenced in the Washington action, pending the outcome of the Colorado arbitration. In addition, it is likely that Unidata will be joined in an action against an end-user in China arising out of the same facts at issue in the U.S. actions against Unidata. It is possible that either Ardent or the Company will also be joined in the proceedings in China. While the outcome of that action cannot be predicted with certainty, the Company believes that any such action against Ardent or the Company would be without merit and would oppose them vigorously.

         In July 2000, the Company agreed to pay to Cincom Systems, Inc. ("Cincom") $3.0 million to reimburse Cincom for operating expenses of CinMark, a joint venture entered into by Ardent and Cincom in 1996 to develop the Object Studio product, and $4.0 million as a fee to license the Object Studio technology. This agreement resolves all

                              INFORMIX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claims and counterclaims asserted by both Cincom and Ardent. During the three-month period ended September 30, 2000, the Company changed strategic focus related to database management systems and discontinued use of the licensed technology. The $4.0 million was expensed in the merger, realignment and other charge.

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

     -    There must be persuasive evidence of an arrangement,

     -    Delivery must have occurred or services must have been rendered,

     -    The selling price must be fixed or determinable, and

     -    Collectibility must be reasonably assured

         The SEC recently issued further guidance with respect to the adoption of specific issues addressed by SAB No. 101. The Company has not yet determined the impact, if any, that it may have on its financial condition or results of operations.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The Interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000 and did not have a material effect on the Company's results of operations, financial position or liquidity.

In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-2, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Position No. 98-1. EITF No. 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. Adoption of this EITF did not have a material impact on the results of operations, financial position or liquidity.

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

         This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2000 and the Forms 10-Q for the fiscal quarters ended March 31, 2000 and June 30, 2000, as filed with the Securities and Exchange Commission.

         References to or comparisons between the same "period" in this Form 10-Q refer to the Company's quarterly and/or nine-month periods of the relevant fiscal year.

OVERVIEW

         Informix Corporation is a leading provider of database management systems for data warehousing, transaction processing and e-Business applications, as well as e-Business solutions and applications and software infrastructure for the Internet.

         On March 1, 2000, we acquired Ardent Software, Inc. ("Ardent"), a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of our common stock in exchange for each outstanding Ardent share and Informix assumed all outstanding Ardent options and warrants. The transaction has been accounted for as a pooling of interests and, therefore, all historical financial information has been restated to include the historical information of Ardent.

         Beginning in August 2000, we began a realignment of our company and business operations, including consolidating our four operating business groups into two wholly owned operating subsidiaries and relocating our corporate headquarters from Menlo Park, California to Westborough, Massachusetts. Informix Software, Inc., which has been our principal operating subsidiary, will continue to operate the database management systems portion of our business from Menlo Park, California. Also, we have formed a new wholly owned operating subsidiary, to be named by the end of 2000, which will operate the e-Business solutions and applications portion of our business from Westborough, Massachusetts.

         Informix Software will focus on database management systems optimized for data warehousing, transaction processing, and e-Business environments. The Company's strategic focus will be to grow the installed base of Informix database customers by leveraging its technology advantages of performance, scalability, and high reliability, and by bringing its customers the most advanced e-Business database available on the market. Informix is committed to delivering a single next-generation database engine by progressively integrating the best features of multiple Informix databases. In September 2000, we announced a program code-named "Arrowhead"; a single database-management system which is designed to satisfy the demands of the widest range of business users. Arrowhead will use the best features of Informix software products and technologies to comprehensively manage complex sets of data across multiple transactional and decision-support environments. The Company will also place a strong emphasis on growing the associated services business to support its worldwide customer base.

         The new e-Business solutions company will develop and market a suite of next generation e-Business software solutions and infrastructure that will be focused on supporting all leading databases, including those from Oracle, IBM, Microsoft, Sybase and Informix. The new e-Business solutions company will provide a complete, integrated solution that combines web publishing, e-Commerce, and business intelligence. These offerings address the growing demand of Global 2000 companies seeking common platforms that integrate e-Commerce, content management, and analytic capabilities and uniquely enable organizations to gain a transparent view of both traditional and new Internet operations required by today's click and mortar businesses.

         As more fully described in Note F to the Consolidated Financial Statements, we recorded realignment and other charges of $62.1 million, net of reversals of prior charges of $8.5 million, during the three-month period ended September 30, 2000. In addition to this charge, we expect to incur further cash expenses, principally employee compensation related, of approximately $5.7 million, $7.3 million and $4.0 million in Q4, 2000, Q1 2001 and Q2 2001 respectively in connection with the realignment.

         We expect to realize total quarterly expense reduction of approximately $17.6 million as a result of this realignment and approximately 82% of this expected amount will be cash with the balance attributable to reductions in non-cash depreciation and amortization. The expected quarterly expense reduction will begin in Q4 2000 but the full effect will not be realized until Q2 2001. The expected quarterly expense reduction is estimated to reduce specific quarterly expense components as follows: cost of software distribution, $2.8 million; cost of services, $2.2 million; sales and marketing, $6.8 million; research and development, $3.4 million; general and administrative, $2.5 million.

These realignment and other charges are subject to continuing review and adjustment as we implement the realignment.

RESULTS OF OPERATIONS

         The following table and discussion compares the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively.

                                                                          Percent of Net Revenues
                                                             ---------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            --------------------             -------------------
                                                            2000           1999              2000           1999
                                                            ----           -----             ----           ----
NET REVENUES
   Licenses..........................................         39%             50%              43%            50%
   Services..........................................         61              50               57             50
                                                            ----           -----             ----           ----
                                                             100             100              100            100
COSTS AND EXPENSES
   Cost of software distribution.....................          5               5                5              5
   Cost of services..................................         23              20               20             21
   Sales and marketing...............................         47              35               44             37
   Research and development..........................         19              18               18             19
   General and administrative........................         14               9               11              9
   Write-off of acquired research and development....         --              --               --              1
   Merger, realignment and other charges.............         30              --               16              1
                                                            ----           -----             ----           ----
                                                             138              87              114             93
                                                            ----           -----             ----           ----
Operating income (loss)..............................        (38)             13              (14)             7
OTHER INCOME (EXPENSE)
   Interest income...................................          2               1                1              1
   Interest expense..................................         --              --               --             --
   Litigation settlement expense.....................         --              --               --            (13)
   Other, net........................................         --              --                1             --
                                                            ----           -----             ----           ----
INCOME (LOSS) BEFORE INCOME TAXES                            (36)             14              (12)            (5)
   Income taxes......................................          2               4                2              3
                                                            ----           -----             ----           ----
NET INCOME (LOSS)....................................        (38)%            10%             (14)%           (8)%
                                                            =====          =====             =====          =====

REVENUES

         We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and training services.

LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). License revenues decreased 37% during the third quarter of 2000 and 19% during the nine-month period ended September 30, 2000 as contrasted with the corresponding periods in 1999. The decrease in license revenue was due in large part to a significant decline in license revenue derived from our client-server database and tools products. We believe that this decline is attributable to slower market demand for some database client-server products and development tools and the failure of our sales and field marketing organizations to effectively market and sell our products due to a number of factors, including attrition and turnover in senior and mid-level sales and marketing management personnel, the announcement during the third quarter of our corporate restructuring and reorganization, the replacement of our President and Chief Executive Officer at the beginning of the third quarter and delays encountered in integrating Ardent's operations and products into our sales, product marketing and general operations. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue. Although we expect this latter trend to reverse in 2001, we are unable to predict whether market demand for our traditional client-server and tools products will rebound in future quarters or whether our license revenues will continue to decline in absolute dollars.

         Revenue from license agreements with resellers is recognized as earned by us, generally when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $14.8 million and $34.3 million as of September 30, 2000 and December 31, 1999, respectively had not been recognized as earned revenue. During the quarter ended September 30, 2000, we received $2.8 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $11.3 million. Included in the $11.3 million recognized were $3.8 million of licenses which were resold or utilized by the reseller, $7.2 million related to contractual reductions in customer advances and $0.3 million related to previously-deferred revenue for solution sales which has now been recognized as services have been completed. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

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

SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and training revenues. Service revenues for the quarter ended September 30, 2000 decreased $1.4 million, or 1%, to $128.7 million from $130.1 million for the same period in 1999. During the first nine months of 2000, service revenues increased $32.8 million, or 9%, to $399.2 million from $366.4 million for the same period in 1999. Service revenues accounted for 61% and 50% of net revenues in the third quarters of 2000 and 1999, respectively, and accounted for 57% and 50% of net revenues during the first nine months of 2000 and 1999, respectively. The decrease in service revenues for the quarter ended September 30, 2000 was attributable primarily to a decline in consulting revenue in our database business. The increase in service revenues, as a percentage of total revenues for the nine months ended September 30, 2000, was attributable primarily to the renewal of maintenance contracts and our growing installed customer base. As our products continue to grow in complexity, more support services are expected to be required. We intend to satisfy this requirement through internal support, third-party services and OEM support. During the first nine months of 2000, maintenance revenues increased 17% to $311.3 million from $266.2 million for the same period in 1999 while consulting and training revenues decreased to $87.9 million for the nine-month period ended September 30, 2000 from $100.3 million for the same period in 1999. This decrease in consulting and training revenues was attributable primarily to a decline in license revenues.

COSTS AND EXPENSES

COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing and related costs such as media, documentation, product assembly and purchasing costs, freight, customs and third party royalties; and (2) amortization of previously capitalized software development costs and any write-offs of previously capitalized software (except during the quarter ended September 30, 2000, when we wrote-off of approximately $15.2 million of capitalized software to merger, realignment and other charges - for more information see Note F to the Consolidated Financial Statements). During the third quarter of 2000, cost of software distribution decreased $2.6 million to $11.3 million from $13.9 million for the third quarter of 1999 due to a decrease in capitalized software amortization as older products became fully amortized and we realized efficiencies due to the consolidation of our manufacturing operations.

During the first nine months of 2000, cost of software distribution increased $1.5 million to $37.3 million from $35.9 million for the same period in 1999. The increase in cost of software distribution was primarily due to an increase in royalties related to new product offerings in our solutions markets as amortization of capitalized software remained relatively consistent with the prior year period.

COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training expenses. Cost of services decreased approximately 8% to $48.2 million for the third quarter of 2000 and decreased 7% to $145.0 million during the first nine months of 2000 when compared to the corresponding periods in 1999. Service margins increased to 63% and 64% during the three and nine-month periods ended September 30, 2000 respectively, from 60% and 57% achieved during the same periods of 1999. The decrease in absolute dollars and as a percentage of net service revenues is primarily due to cost containment actions that included improved utilization of professional services personnel and synergies realized from the Ardent acquisition.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses increased 9% to $99.9 million during the third quarter of 2000 and increased 12% to $306.7 million during the first nine months of 2000 when compared to the same periods in 1999. These increases were due primarily to increased marketing costs for advertising and marketing programs focused on promoting our Internet-based electronic commerce and business intelligence products and solutions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the three and nine-month periods ended September 30, 2000 were $39.9 million and $126.9 million respectively, or 19% and 18% of net revenues, compared to $46.1 million and $138.3 million, or 18% and 19% of net revenues, for the corresponding periods of 1999. As a percentage of net revenues, research and development expenses remained fairly consistent at around 18% to 19% during these periods while decreasing in absolute dollars.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the third quarter of 2000, general and administrative expenses increased to $29.6 million from $22.6 million during the same period in 1999. The increase in general and administrative expenses experienced during the quarter ended September 30, 2000, was caused by increased legal expenses arising primarily from the $4.3 million reserve with respect to the Unidata lawsuit (see Note H to the Consolidated Financial Statements). During the first nine months of 2000, general and administrative expenses increased to $75.5 million from $65.9 million during the same period in 1999 due primarily to increased legal and professional services fees.

WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. In connection with Ardent's acquisition of Prism on April 26, 1999, Ardent recorded a charge of approximately $5.1 million, or 6.6% of the $76.4 million in total consideration and liabilities assumed, for in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses.

MERGER, REALIGNMENT AND OTHER CHARGES. During the quarter ended September 30, 2000, we recorded a charge of $62.1 million mostly to account for the actions taken to realign our operational structure into two separate companies and to refine our product strategy. Included in this charge was $32.0 million for the write-off of goodwill and intangible assets, $28.7 million for severance and employment related costs, $3.9 million for the closure of facilities and equipment costs, $3.5 million for costs to exit various commitments and programs, $2.5 million of miscellaneous other charges and a credit of approximately $8.5 million for adjustments recorded in order to reduce previously accrued merger and restructuring charges primarily for a decrease in estimated facility costs related to the merger with Ardent. (For more information see Note F to the Consolidated Financial Statements)

         During the first quarter of 2000, we recorded a charge of $50.0 million associated with the merger with Ardent. Of this amount, approximately $10.1 million related to integration and transition costs incurred during the quarter ended March 31, 2000. Also included in the $50.0 million was approximately $39.9 million of accrued merger and restructuring costs which consisted of the following components: $14.5 million for financial advisor, legal and accounting fees related to the merger; $13.0 million for severance and employment related costs; $8.9 million for the closure of facilities and equipment costs and $3.5 million for the write-off of redundant technology and other duplicate costs.

         In May of 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations.

         During the first quarter of 1999, an adjustment of $0.6 million was recorded to the results of operations, which appears as a credit to merger, realignment and other charges in our financial statements, to adjust the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. (See Note F to the Consolidated Financial Statements)

OTHER INCOME (EXPENSE)

INTEREST INCOME. Interest income for the first nine months of 2000 increased to $10.7 million from $8.9 million for the same period in 1999 due to an increase in the average interest-bearing cash and short-term investment balances in 2000 provided by increased operating cash flows.

INTEREST EXPENSE. Interest expense decreased to $0.4 million for the nine-month period ended September 30, 2000 from $3.4 million for the same period in 1999 due primarily to a decline in interest charges related to the line of credit which was terminated effective December 31, 1999.

OTHER INCOME (EXPENSE), NET. During the first nine months of 2000, other income increased to $4.2 million from $0.3 million for the same period in 1999. During the nine-month period ended September 30, 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately $0.5 million of net foreign currency transaction gains.

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

INCOME TAXES

         During the first nine months of 2000 and 1999, income tax expense resulted from foreign withholding taxes and taxable earnings in certain foreign jurisdictions where we have fully utilized our net operating loss carryforwards. During the quarter ended September 30, 2000, we recorded income tax expense of $4.0 million even though we reported a consolidated loss as certain deferred tax assets no longer were expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                            As of or for the
                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                           2000             1999
                                                                                       ------------     ----------
                                                                                               (In millions)
     Cash, cash equivalents, and short-term investments...........................    $       242.5     $    253.8
     Working capital..............................................................    $       122.5     $    133.7
     Cash and cash equivalents provided by operations.............................    $        31.4     $     14.8
     Cash and cash equivalents used for investment activities.....................    $       (79.4)    $    (81.3)
     Cash and cash equivalents provided by financing activities...................    $         9.1     $     22.1


         OPERATING CASH FLOWS. We generated positive cash flows from operations totaling $31.4 million for the nine-month period ended September 30, 2000, primarily from operating income of approximately $11.1 million excluding merger, realignment and other related charges. Also contributing to the increase in operating cash flows was an increase in cash inflows from accounts receivable which was offset by an increase in cash outflows for accounts payable and accrued liabilities as well as a decrease in deferred maintenance revenue.

         INVESTING CASH FLOWS. During the first nine months of 2000, we decreased the amount of cash used in investing activities by approximately $1.9 million when compared to the same period in 1999. The decrease in cash used for investing activities was primarily due to a decrease in our net investment of excess cash of approximately $29.7 million offset by an increase in capital expenditures of $16.3 million, an increase of $6.5 million of additions to software costs and an increase in the purchase of strategic investments of $5.5 million.

         FINANCING CASH FLOWS. Cash and cash equivalents provided by financing activities during the nine-month period ended September 30, 2000 decreased by approximately $13.0 million when compared to the same period in 1999. This decrease was due primarily to the repurchase of 6.4 million shares of the Company's Common Stock for approximately $33.7 million offset by an increase in the proceeds from the sale of our common stock through the exercise of stock options and purchases under our Employee Stock Purchase Plan.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT ORGANIZATIONAL CHANGES COULD DISRUPT OUR BUSINESS OPERATIONS, ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Beginning in August 2000, we began a comprehensive reorganization and restructuring of our company and business operations, including, among other things, consolidating our four operating business groups into two wholly owned operating subsidiaries. For a detailed description of the reorganization and restructuring, please see the "Overview" portion of this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section. In addition, during the quarter ended September 30, 2000, we moved our corporate headquarters from Menlo Park, California to Westborough, Massachusetts and we formalized plans to reduce total headcount to approximately 3,400 and to consolidate certain physical locations in California and elsewhere.

         It may take us longer than anticipated to separate our business operations into two separate operating companies. Also, we may not achieve the anticipated benefits of the reorganization and restructuring. Moreover, it has and may in the future cause significant disruptions of our daily business operations, including the loss of key personnel and other employees necessary for us to effectively operate at all levels. Disruptions or operational difficulties could result in delays in product development cycles and sales of our products. In addition, we may not be able to create two separate, publicly-traded companies as a result of financial market conditions, a decrease in demand for the Company's product offerings and other conditions beyond our control. The occurrence of one or more of these factors could distract our management team and materially adversely affect our business and financial results.

WE HAVE EXPERIENCED SIGNIFICANT TURNOVER AMONG OUR SENIOR MANAGEMENT AND CONTINUED TURNOVER COULD HARM OUR ONGOING OPERATIONS AND JEOPARDIZE OUR REORGANIZATION AND RESTRUCTURING WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING AND FINANCIAL RESULTS.

         Over the past year many of our senior managing officers and mid-level managers have been replaced. In particular, during the quarter ended September 30, 2000 Peter Gyenes replaced Jean-Yves Dexmier as our President and Chief Executive Officer and Jamie Arnold replaced Yon Yoon Jorden as our Chief Financial Officer. If we continue to experience a high rate of turnover among our management team, especially among our senior executive officers, it could disrupt our business operations, cause uncertainty among our employees, interfere with consistent strategic business planning and jeopardize the ongoing reorganization and restructuring.

         In addition, as a result of the ongoing restructuring and reorganization, our current management team is working to develop two separate business organizations. Our senior managers may be unable to devote sufficient resources to this effort and at the same time ensure that their organizations perform as expected or anticipated. Moreover, these senior managers may be unable to attract and retain skilled middle managers for each of the separate operating businesses. The inability of our management team to accomplish these tasks or the occurrence of any of these factors relating to management turnover could prevent us from realizing our operational and financial goals and materially adversely affect our financial results.

WE MAY NOT BE ABLE TO RETAIN OUR KEY PERSONNEL DURING OUR ONGOING REORGANIZATION AND RESTRUCTURING AND ATTRACT AND RETAIN THE NEW PERSONNEL NECESSARY TO GROW THE TWO NEW OPERATING COMPANIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS, SUPPORT OUR BUSINESS OPERATIONS AND GROW OUR BUSINESSES.

         Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key individuals in all of these areas during our reorganization and restructuring and we may not succeed in attracting new employees to one or both of the new operating companies after the completion of the restructuring.

         The competition for experienced, well-qualified personnel in the software industry is intense, especially in the San Francisco and Boston metropolitan areas. Our recent operating difficulties and our ongoing reorganization and restructuring may make it difficult for us to compete effectively for the services of these individuals. If we fail to retain, attract and motivate key employees, we may be unable to complete the reorganization and restructuring, develop, market and sell new products, support the operations of the two new operating companies and sustain and grow the two businesses in the future, the occurrence of any of which could materially adversely affect our operating and financial results.

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

     Our quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

     - Changes in demand for our products and services, including changes in growth rates in the industry as a whole and in the traditional database market and the relatively new business intelligence and electronic commerce markets in particular,

     - The size, timing and contractual terms of large orders for our software products,

     - Adjustments of delivery schedules to accommodate customer or regulatory requirements,

     -    The budgeting cycles of our customers and potential customers,

     - The reaction of our customers and potential customers to our ongoing reorganization and restructuring,

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

         Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, as occurred in the quarter ended September 30, 2000, our operating results may be below the expectations of public market analysts and investors. If this were to occur again, the market price of our common stock would likely decrease significantly again. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

     - Market uncertainty about the company's business prospects as a result of our ongoing reorganization and restructuring,

     - Market uncertainty about the company's business prospects or the prospects for the relational database management systems ("RDBMS") and object-relational database management systems ("ORDBMS") markets, the business intelligence software market and the electronic commerce software solutions market,

     - Revenues or results of operations that do not meet or exceed analysts' expectations,

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

IF THE RDBMS AND THE ORDBMS MARKETS DECLINE OR DO NOT GROW, WE MAY SELL FEWER DATABASE PRODUCTS AND OUR SEPARATE DATABASE OPERATING BUSINESS MAY BE UNABLE TO SUSTAIN ITS CURRENT LEVEL OF OPERATIONS.

         If the growth rates for the relational and object-relational database management systems, or RDBMS or ORDBMS, respectively, decline for any reason, there will be less demand for our products, which would have a negative impact on our business and financial results. In particular, we cannot predict whether the sharp decline in revenue derived from licenses of these products during the quarter ended September 30, 2000 will continue. If it does, our financial results will continue to be materially adversely affected. Moreover, after the reorganization and restructuring, the operating and financial results of one of the two operating companies will be completely dependent on revenue derived from sales of database products. Declining demand for such products could threaten the database operating company's ability to sustain its present level of operations or to meet our expectations for future growth.

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

IF THE BUSINESS INTELLIGENCE AND DATA WAREHOUSE MARKETS DO NOT CONTINUE TO GROW, OR IF OUR PRODUCT OFFERINGS IN THESE MARKETS ARE NOT ACCEPTED, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS OR GROW OUR OPERATING BUSINESSES.

         The business intelligence and data warehouse markets may not continue to grow, or may not grow rapidly, and our customers may not expand their use of data warehouse and business intelligence products. In addition, we may not be able to market and sell our products in these markets or otherwise compete effectively and generate significant revenue. Although demand for data warehouse and business intelligence software has grown in recent years, the markets are still emerging. Our future financial performance in this area and the success of both of our operating businesses will depend to a large extent on:

     - Continued growth in the number of organizations adopting data warehouses,

     - Our success in developing partnering arrangements with developers of software tools and applications for the data warehouse and business intelligence markets,

     -    Existing customers expanding their use of data warehouses, and

     - The success of our solutions operating business in developing and selling solutions for the business intelligence market.

INTENSE COMPETITION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SOLUTIONS OR GROW OUR TWO OPERATING BUSINESSES.

         We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products and solutions is highly competitive, diverse and is subject to rapid change. In particular, we expect that the technology underlying database solutions and products for the Internet and business intelligence needs, will continue to change rapidly. For example, as customers embrace the Internet, our new solutions operating business will need to develop and enhance our software solutions to support Internet applications. It is possible that our products and solutions will be rendered obsolete by technological advances. In addition, it is possible that demand for our traditional database products may decline sharply as customers demand more comprehensive software solutions, thereby jeopardizing our ability to grow the database operating business.

         We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors for our database operating business include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Our principal competitors for the solutions operating business include IBM, Bulldog, Broadvision and Informatica and small, highly-focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

IF THE INTERNET DOES NOT DEVELOP AS A MARKET FOR OUR SOLUTIONS OFFERINGS, WE MAY NOT BE ABLE TO GROW THE NEW SOLUTIONS OPERATING BUSINESS INTO A VIABLE INDEPENDENT OPERATING BUSINESS.

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

         Even if the Internet and electronic commerce are widely accepted and adopted by consumers and businesses, our database-driven solutions for the Internet may not succeed. This market is new to our product development, marketing and sales organizations. We may not be able to market and sell products and solutions in this market successfully. In addition, our database-driven solutions for the Internet may not compete effectively with our competitors' products and solutions. Further, we may not generate significant revenue and/or margin in this market. Any of these events could materially, adversely affect our business, operating results and financial condition and our ability to create a separate, viable operating company.

COMPETITION MAY AFFECT THE PRICING OF OUR PRODUCTS OR SERVICES, AND CHANGES IN PRODUCT MIX MAY OCCUR, EITHER OF WHICH MAY REDUCE OUR MARGINS.

Existing and future competition or changes in our product or service pricing structure or product or service offerings could result in an immediate reduction in the prices of our products or services. Also, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. In addition, the pricing strategies of competitors in the software database industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

IF WE DO NOT RESPOND ADEQUATELY TO OUR INDUSTRY'S EVOLVING TECHNOLOGY STANDARDS OR DO NOT CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, SALES OF OUR SOLUTIONS OR PRODUCTS MAY DECLINE.

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing products and solutions on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products to meet these evolving needs, we will not sell as many products and solutions and our position in existing, emerging or potential markets could be eroded rapidly by product advances. In addition, commercial acceptance of our products and solutions could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals about us, our products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

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

         International sales represented approximately 50% of our total revenue during the nine-month period ended September 30, 2000. The international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

         Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold eight United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringes. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. In addition, we have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event the company enters bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

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


IN THE FUTURE, THIRD PARTIES COULD, FOR COMPETITIVE OR OTHER REASONS, ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS.

         As discussed above under "Notes to Unaudited Condensed Consolidated Financial Statements--Note H--Litigation," IBM recently filed a lawsuit against us claiming that some of our products infringe certain of IBM's patents ("IBM claim"). Although we dispute IBM's claims and intend to vigorously defend against them, other third parties may claim that our current or future products infringe their proprietary rights. These claims, with or without merit, could harm our business by increasing costs and by adversely affecting our ability to sell our products. Any such claim, including the IBM claim, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. It is expected that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

OUR INABILITY TO RELY ON THE STATUTORY "SAFE HARBOR" AS A RESULT OF THE SETTLEMENT OF THE SEC INVESTIGATION COULD HARM OUR BUSINESS.

         In July 1997, the SEC issued a formal order of private investigation against us and certain unidentified other entities and persons with respect to accounting matters, public disclosures and trading activity in our securities that were not described in the formal order. During the course of the investigation, we learned that the investigation concerned the events leading to the restatement of its financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997.

         Effective January 11, 2000, the SEC and we entered into a settlement of the investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

         The order prohibits us from violating and causing any violation of the anti-fraud provisions of the federal securities laws, for example by making materially false and misleading statements concerning its financial performance. The order also prohibits us from violating or causing any violation of the provisions of the federal securities laws requiring us to: (1) file accurate quarterly and annual reports with the SEC; (2) maintain accurate accounting books and records; and (3) maintain adequate internal accounting controls. Pursuant to the order, we are also required to cooperate in the SEC's continuing investigation of other entities and persons. In the event that we violate the order, we could be subject to substantial monetary penalties.

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

         In addition, we have adopted a rights agreement, commonly referred to as a "poison pill," that grants holders of our common stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt and this has the effect of requiring cooperation with our board of directors. This may also prevent an increase in the market price of our common stock resulting from actual or rumored takeover attempts. The rights agreement could also discourage potential acquirers from making unsolicited acquisition bids.

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN ITS MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR.

         We are incorporated in Delaware and are subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including those corporations, such as Informix, whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving Informix and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the anti-takeover provisions. We do not intend to "opt out" of these anti-takeover provisions of Delaware law.

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

         INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates, relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

         EQUITY SECURITY PRICE RISK. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.9 million impact on the value of these securities in 2000.

         FOREIGN CURRENCY EXCHANGE RATE RISK. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of inter-company accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency in which the underlying foreign receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other expenses over the contract lives using the straight-line method while unrealized gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign currency denominated receivables or payables are recognized, and generally offset. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged exposures in these currencies.

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

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at September 30, 2000 and the forward rate, plus the unamortized premium or discount. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                                       Weighted-
                                                                     Contract           Average
AT SEPTEMBER 30, 2000                                                 Amount         Contract Rate     Fair Value
---------------------                                              -------------    ---------------     -----------
                                                                  (In thousands)                     (In thousands)
Foreign currency to be sold under contract:
   Euro............................................................$      22,557             1.13       $        10
   Japanese Yen....................................................        6,206           105.82                92
   Australian Dollar...............................................        5,884             0.55               (14)
   South African Rand..............................................        4,941             7.32               (86)
   Korean Won......................................................        4,026         1,117.80               (15)
   Taiwan Dollar...................................................        3,664            31.39               (12)
   Swiss Franc.....................................................        2,565             1.72                 6
   German Mark.....................................................        2,354             2.21                (3)
   Thai Bhat.......................................................        2,258            42.08                 9
   French Franc....................................................        2,035             7.43                (3)
   Czech Republic Koruna...........................................        1,613            41.11               (32)
   Singapore Dollar................................................        1,506             1.73                14
   Other (individually less than $1 million).......................          923                *                --
                                                                   -------------                        -----------

Total..............................................................$      60,532                        $       (34)
                                                                   =============                        ============

Foreign currency to be purchased under contract:
   British Pound...................................................$      11,147             1.46       $        --
   Other (individually less than $1 million).......................          596                *                --
                                                                   -------------                        -----------

Total..............................................................$      11,743                        $        --
                                                                   =============                        ===========

Total..............................................................$      72,275                        $       (34)
                                                                   =============                        ============

---

*  Not meaningful

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 18, 2000, the sole remaining holder of the Company's Series B Preferred Stock converted all 7,000 shares of the Company's remaining Series B Preferred Stock into 1,630,751 shares of the Company's Common Stock. In connection with this conversion, the Company also issued this Series B Preferred Stockholder a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends, which were previously accrued, in the amount of $932,055 to this stockholder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)

  EXHIBIT NO.       EXHIBIT
  -----------       -------
     3.2(g)(1) Bylaws of the Registrant, as amended
     3.2(h)(2) Amendment to Bylaws, dated April 24, 1998
     3.2(i)(3) Amendment to Bylaws, dated June 19, 1998
     3.2(j)(3) Amendment to Bylaws, dated July 15, 1998
     3.2(k)(4) Amendment to Bylaws, dated April 30, 1999
     3.2(l)(5) Amendment to Bylaws, dated August 16, 1999
     3.2(m)(6) Amendment to Bylaws, dated November 15, 1999
     3.2(n)(7) Amendment to Bylaws, dated March 16, 2000
     3.2(o)(8) Amendment to Bylaws, dated June 13, 2000
     3.2(p)*   Amendment to Bylaws, dated September 18, 2000

     10.77* Offer of Employment Letter, dated July 31, 2000, between Registrant and Peter Gyenes

     10.78*    Change of Control and Severance Agreement, effective August 28,
               2000, between Registrant and Peter Gyenes

     10.79*    Change of Control and Severance Agreement, effective October 3,
               2000, between Registrant and Jamie Arnold

     10.80*    Indemnity Agreement dated September 14, 2000, between Registrant and
               Peter Gyenes

     10.81*    Indemnity Agreement dated October 3, 2000, between Registrant and
               Jamie Arnold

     10.82* Settlement Agreement and General Release, effective July 12, 2000, between the Registrant and Jean Yves Dexmier

     10.83*    Separation Agreement, effective September 30, 2000, between the
               Registrant and F. Steven Weick

     27.1      Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

-------------------
(1)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended July 2, 1995.
(2)      Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-
         K for the fiscal year ended December 31, 1997.
(3)      Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form
         S-1 (333-43991).
(4)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended May 17, 1999.
(5)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended August 16, 1999.
(6)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended November 15, 1999.
(7)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended May 15, 2000.
(8)      Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended August 14, 2000.

* Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INFORMIX CORPORATION


Dated: November 14, 2000    By:                 /s/ JAMES R. ARNOLD, JR.
                                  ----------------------------------------------
                                                   James R. Arnold, Jr.
                                  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                     OFFICER (PRINCIPAL FINANCIAL OFFICER)


                            By:              /s/ WILLIAM F. O'KELLY
                                  ----------------------------------------------
                                                   Bill O'Kelly
                                   VICE PRESIDENT CORPORATE FINANCE (PRINCIPAL
                                               ACCOUNTING OFFICER)