Form 10-K
period 2000-12-31
INFORMIX CORP
filed 2001-03-23
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

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

                  50 WASHINGTON STREET, WESTBOROUGH, MA 01581
                    (Address of principal executive office)

                                  508-366-3888
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq Stock Market, was approximately $2,094,982,536. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of January 31, 2001, Registrant had 280,490,365 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFORMIX CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
PART I........................................................................         1
  ITEM 1.         BUSINESS....................................................         1
  ITEM 2.         PROPERTIES..................................................        13
  ITEM 3.         LEGAL PROCEEDINGS...........................................        13
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        14

PART II.......................................................................        15
  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................        15
  ITEM 6.         SELECTED FINANCIAL DATA.....................................        16
  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................        17
  ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK......................................................        36
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        36
  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE..................................        36

PART III......................................................................        37
  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        37
  ITEM 11.        EXECUTIVE COMPENSATION......................................        37
  ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................        37
  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        37

PART IV.......................................................................        38
  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                    8-K.......................................................        38
SIGNATURES....................................................................        44

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

ITEM 1. BUSINESS

    Informix Corporation, a global provider of information management software, is made up of two operating businesses, Informix Software and Ascential Software. Beginning in the third quarter of 2000, we undertook a strategic realignment of our operations, including:

    - The consolidation of five former business units into the two operating businesses;

    - The relocation of our corporate headquarters from Menlo Park, California to Westborough, Massachusetts; and

    - A reduction in operating expenses by certain cost containment measures, including headcount reductions around the world.

    The transition from the five former business units into the two operating businesses was undertaken during the second half of 2000. By December 31, 2000, we defined and allocated personnel among the management, selling, marketing, research & development and service organizations for the two operating businesses. Informix Software has retained the core of the Informix Corporation infrastructure functions, such as the operations, finance and administrative groups. These infrastructure groups will continue to provide services to both operating businesses during 2001, as Ascential Software continues to build its own infrastructure. We have not achieved sufficient separation of the employees and infrastructure to properly measure the results of the operations separately for the two operating businesses. Accordingly, although we can define and separate the revenues of the two operating businesses on a historical basis, we have not presented separate historical expense information for the two businesses. We currently report the results of our business operations based on four distinct geographic operating segments. See Note 9 to the Consolidated Financial Statements. We intend to report the results of our operations based on the two operating businesses on a prospective basis.

    Throughout this report, the terms "the Company" and "Informix" refer to Informix Corporation. "Informix Software" refers to Informix Software, Inc. and "Ascential" refers to Ascential Software, Inc., each a wholly-owned subsidiary of Informix Corporation.

INFORMIX SOFTWARE, THE DATABASE COMPANY

GENERAL

    Informix Software, the database company, is a technology leader and a global provider of database software systems for business information management. Informix Software designs, develops, manufactures, markets and supports a range of database management systems and application development tools for building applications that allow customers to access, retrieve, and manipulate business data.

    Informix Software offers complete database solutions by developing strategic partnerships with application, hardware, and systems integration providers.

INFORMIX SOFTWARE--PRODUCTS

    Informix Software products run on a wide range of hardware and operating systems, including Hewlett-Packard (HP/UX), SUN (Solaris), IBM (AIX), Linux, and many others.

    Informix Software's product line includes the following:

    INFORMIX INTERNET FOUNDATION is a complete data management platform for the Internet, which provides the tools and features to publish business-critical data to the Internet and enable sophisticated Internet applications and electronic commerce. Informix Internet Foundation is a bundle of the following products:

    - INFORMIX DYNAMIC SERVER ("IDS") is the database server for Informix Internet Foundation, and is the latest generation of our flagship database server. Informix Dynamic Server delivers an industry-proven transaction engine for mission-critical applications, while providing an upgrade path to the Internet. Capable of supporting thousands of concurrent users, Informix Dynamic Server delivers extensibility, reliability, availability, and scalability to power the largest transaction processing systems.

    - INFORMIX J/FOUNDATION integrates Java, the programming language of the Internet, into the database, providing an open, flexible, embedded Java Virtual Machine ("JVM") environment that enables scalable Java applications to be executed directly in the server.

    - INFORMIX WEB DATABLADE MODULE extends the functionality of both IDS and Informix Internet Foundation with features that ease the development, management, and deployment of database applications for the Web.

    - INFORMIX EXCALIBUR TEXT DATABLADE MODULE provides full text searching of documents and text fields directly inside the database engine in virtually any format that contains ASCII and ISO characters. Fuzzy search capabilities allow users to find results, regardless of errors in data entry that would otherwise cause them to be overlooked in standard text searches. This DataBlade module supports any language, word, or phrase that can be expressed in an 8-bit, single-byte character set. Formatted documents such as PDF, Microsoft Word, and HTML can be filtered prior to indexing.

    - INFORMIX OFFICE CONNECT simplifies the task of retrieving data and visualizing it in Microsoft Excel worksheets, regardless of data type. Office Connect's architecture provides power and ease of use. This design utilizes database schema images (model views of the database structure) to generate optimized SQL commands that populate Excel worksheets and manage all interactions between the client and the database server.

    - INFORMIX DATABLADE DEVELOPERS KIT allows customers to create DataBlade modules when a DataBlade module does not currently exist to fit the customer's particular need. This allows the database server to accommodate new business requirements as they evolve.

    - INFORMIX CONNECT ("I-CONNECT") is a runtime connectivity product that includes the runtime libraries of our application programming interfaces that comprise Informix Client SDK. These libraries are required by applications running on client machines to access Informix servers. I-Connect is needed when finished applications are ready to be deployed.

    - INFORMIX SERVER ADMINISTRATOR is a collection of Web browser-based and cross-platform administrative tools, that provides access to every Informix database command line function and presents the output in an easy-to-read format.

    INFORMIX DYNAMIC SERVER can also be purchased as a stand-alone product. It is Informix Software's multithreaded enterprise database server designed for scalability, manageability, and performance. IDS offers full relational database management system ("RDBMS") and object-relational database management system ("ORDBMS") functionality. As an open system built to support industry standards, IDS uses a single architecture for the Windows NT, UNIX, and Linux operating systems. Informix Software also provides a workgroup version of IDS for workgroup environments. Based on Informix Software's Dynamic Scalable Architecture, IDS features parallel data processing capability, replication, and connectivity options built into its core. IDS supports extensibility, as well as SQL3 and DataBlade modules. Extensibility includes the ability to add new objects and data types, such as image, audio, video, and spatial data;

business-specific procedures and logic; and new indexing search methods to the server. DataBlade modules encapsulate specific data types and logic for integration with IDS so that organizations can extend the functionality of the database to support data types unique to an organization.

    DATABLADES. Informix DataBlade modules extend IDS to manage rich, diverse data. DataBlade modules integrate traditional alphanumeric data types with rich content, without sacrificing the reliability and scalability of the traditional RDBMS. We offer DataBlade modules for text, image, video, geodetic, spatial, time series, and financial data. Additional DataBlade modules are available from third parties, including DataBlade modules for local languages, advanced search and retrieval capabilities, digital media, spatial and geodetic applications, messaging, data warehousing (data cleansing, qualification, and queries), and security.

    RED BRICK DECISION SERVER. Unlike traditional on-line transaction processing ("OLTP") databases, Informix Red Brick Decision Server is a specialized database technology designed to meet the requirements of data marts and data warehouses without the complexity and overhead that OLTP technology imposes. Red Brick is a high performance data warehouse solution that offers sophisticated data querying and analysis to support demanding business intelligence and decision-making activities. Renowned for its groundbreaking schema for organizing and managing data, Red Brick is designed for organizations in need of a fast, easy-to-manage data warehousing solution with the proven technology to scale to meet their rapid growth.

    EXTENDED PARALLEL SERVER ("XPS") is designed for the largest, most demanding, and most complex data warehouse applications, and uses a sophisticated and highly scalable "shared--nothing" architecture. This allows the XPS product to achieve near-linear scalability, robust business intelligence capabilities, and support of true transaction processing. Like Red Brick, XPS offers a world-class data warehousing solution, but also includes the flexible interactivity of OLTP functionality. XPS is based on "shared-nothing" architecture, which was pioneered by Informix Software as an efficient and reliable method for managing and analyzing enormous volumes of data.

    METACUBE is Informix Software's on-line analytical processing ("OLAP") product. MetaCube is a fully extensible business intelligence solution, optimized for smarter data access, analysis, and reporting. MetaCube delivers a flexible, and customizable decision-support environment for data warehouses and data marts.

    INFORMIX DATA DIRECTOR FOR WEB is a robust and visually intuitive development environment that enables developers to quickly prototype, build, and deploy dynamic Web applications.

    INFORMIX 4GL product family includes Informix 4GL Rapid Development System, Informix 4GL Interactive Debugger, and Informix 4GL Compiler. Together they form a comprehensive fourth-generation application development and production environment that provides power and flexibility without the need for third-generation languages like C or COBOL.

    INFORMIX DYNAMIC 4GL is the latest addition to the Informix 4GL product family and enables transformation of character-based 4GL programs into Windows and Motif Graphical User Interface database applications, with a simple recompile. Informix Dynamic 4GL offers customers a choice of deployment options from character, Windows 3.11, Windows 95, Windows NT, and X11 Window System (UNIX and Macintosh) clients, to NT and UNIX servers. Informix Dynamic 4GL's "thin client" three-tier architecture, combined with flexible deployment options, allows customers to deploy new, Graphical User Interface applications within existing desktop and network infrastructures.

    CLOUDSCAPE. The Cloudscape product family provides a 100% Pure Java SQL DBMS, as well as synchronization capabilities to address the demands of e-business. Our Cloudscape product family allows companies to create synchronized applications that can be deployed outside the firewall to partners, customers, and mobile workers. The Cloudscape product family is designed to support three fundamental needs:

    - The creation of sophisticated, cost-effective e-business applications, typically e-catalogs and deployed portals.

    - The local data management needs of Java applications, particularly those meant for resale, where platform independence is a critical requirement.

    - The database-enabling of Java-supported devices of all kinds, including telecommunication switches, non-traditional computing devices, and future light-weight devices.

    INFORMIX U2 DATABASES AND TOOLS. Informix's UniData and UniVerse (which together are referred to as "U2") databases offer high-performance, scalable data management environments for embedding in vertical applications. Their extended-relational design supports nested tables and allows for rapid business data modeling, eliminating redundant data, excessive resource usage, and unnecessary Input/Output through time-consuming joins. U2 Tools provide native facilities that fully leverage the power of the relational model supported by UniData and UniVerse. U2 Tools, which range from application renovation to 4GL development to next-generation e-commerce tools, can also be deployed in legacy multi-valued environments.

    - WINTEGRATE is an application renovation and desktop integration tool that provides a modern look and feel to existing applications and also provides terminal emulation.

    - SYSTEM BUILDER ("SB+") AND SBCLIENT, the U2 development tools, provide for rapid development of applications that can be run in either a server-centric, character-based mode or a fully graphical client/server mode.

    - REDBACK, an object-oriented business rules server, provides the infrastructure and technology to enable e-commerce applications based on open interfaces to access relational data and embedded business logic.

    INTEGRATION PRODUCTS. Where companies once stored their data on mainframes, today their applications may be spread across divergent computing platforms, operating systems, and databases, including proprietary and open, relational and non-relational. These disparate applications present a major challenge for IS departments, which need to ensure that end-users have easy access to the data they need--regardless of where the data is located. To address this challenge, Informix Software offers a variety of connectivity and gateway products that make enterprise-wide data access a reality.

    CONNECTIVITY PRODUCTS.

    - INFORMIX CLIENT SDK offers customers a single package of application programming interfaces ("APIs") needed to develop applications for Informix servers. These interfaces allow developers to write applications in the language they are familiar with, whether it be Java, C++, C, or SQL.

    - INFORMIX MAXCONNECT is Informix's new connection server, which can be used in Informix server environments for improved performance and user scalability. It increases system scalability by increasing the number of users that can be simultaneously connected to the Informix database server. The product saves on system resources required on the Informix Server for communications processes, thereby reducing response times and database server CPU consumption.

    GATEWAY PRODUCTS.

    - THE INFORMIX ENTERPRISE GATEWAY FAMILY is a complete set of standards-based gateways allowing access to non-Informix Databases from the Informix server.

INFORMIX SOFTWARE--SERVICES

    Services revenues are derived from fees collected for technical support, consulting and education. Informix Software maintains a network of call centers and local offices responsible for delivering a comprehensive range of technical support services to our partners and customers. Technical support revenues are derived primarily from fees for maintenance (which includes providing product updates) and post-sales support. Consulting services include custom engagements and pre-packaged programs designed to assist customers with the planning, design, installation, integration, and implementation of Informix products and Informix-based technology solutions. Education services provide a full suite of classroom, computer-based certification, and custom education offerings that enable our partners and customers to use Informix products and related technologies effectively.

INFORMIX SOFTWARE--PRODUCT DEVELOPMENT

    Major product releases resulting from research and development projects in 2000 included Informix Internet Foundation 9.21; IDS 9.21; XPS 8.31; Cloudscape 3.5; UniData 5.2; and UniVerse 9.6.

    Informix Software's product strategy for the future is to provide customers the best infrastructure for data management within a single integrated framework. This strategy, which was announced at the end of 2000, is code-named "Arrowhead" because Informix is integrating the best of its database technology into a single data management framework--putting "all of its wood behind one arrow." The resulting product is intended to meet the market demand for the infinitely scalable database required for development of next generation integrated applications.

    The Arrowhead data management system provides several key components that address customer needs:

    - SINGLE FRAMEWORK--an integrated framework that meets all the data management objectives of a customer with scalability, speed and multi-functionality.

    - INTEGRATED SERVER & WAREHOUSE--an integrated application server and data repository that customers can deploy over multi-tier configurations.

    - RELIABILITY AND SPEED--a framework that allows customers to develop information systems that are fail-safe and scale to meet end user response needs.

    - REDUCED DEMAND FOR IT MANAGEMENT--a tool suite that minimizes the cost of managing the DBMS infrastructure and decreases the time it takes to solve a business problem.

    - INTEROPERABILITY--a deployment environment that offers easy integration with other data repositories and applications through gateways, ETL functions, and the support of interoperability standards such as CRBA, XML, IIOP, SOAP and COM.

    While Arrowhead represents a future option for Informix Software's customers, it will not supplant our separate existing product offerings.

INFORMIX SOFTWARE--SALES AND MARKETING

    Informix Software products are used in many industries, including retail, telecommunications, financial services, healthcare, pharmaceutical/biochemistry, manufacturing, and media and publishing.

    Informix Software markets its products to end-users on a worldwide basis directly through its sales force and distributes its products indirectly through the channels of original equipment manufacturers ("OEMs"), value-added application vendors and independent software vendors ("ISVs"). Informix Software has chosen a multiple channel distribution strategy to maintain broad market coverage and product availability. It has generally avoided exclusive relationships with its licensees and other resellers of its products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. For 2000, sales of licenses directly to end users accounted for 64% of Informix Software's total license revenues and sales through indirect channels accounted for 36% of total license revenues.

    The principal geographic markets for Informix Software's products are North America, Europe, the Asia/Pacific region, and Latin America. In recent years, approximately half of our total revenues have been generated outside North America. Informix Software's customers include businesses ranging from small corporations to Fortune 1000 companies. Informix Software also markets its products to state, local and national governments.

INFORMIX SOFTWARE--LICENSING

    END-USER LICENSING

    Informix Software licenses products to organizations worldwide through our direct sales force and our telemarketing groups. Informix Software believes that the common core technology of its database management system products, based on standard operating systems and the SQL database language, helps it to sell its products to major corporations and government agencies that wish to standardize their diverse computing environments. As a result, certain of these end-user organizations have entered into general purchasing agreements which offer volume discounts.

    APPLICATION VENDOR AND OEM LICENSING

    Since its inception, Informix Software has licensed application vendors to distribute our products. A typical application vendor develops an application (e.g., an insurance agency management system) using one of its products. The application vendor purchases a license for the use of the Informix Software product to develop the application program. Depending on the application developed, the vendor may purchase a run-only license, a full version license or multiple product licenses. In addition, the application vendor may resell products to end-users for use in conjunction with its own applications.

    Application vendors develop applications using a wide array of application development tools, including products offered by third parties. Applications developed using our products are generally portable across various brands of computers and different operating systems.

    Informix Software has specialized programs to support the application vendor distribution channel. Under these programs, it provides to selected application vendors a combination of marketing development services, consulting and technical marketing support, and discounts.

    Other technology companies also distribute products under OEM licenses as an embedded part of their products.

    DISTRIBUTOR LICENSING

    Informix Software has established a network of full service international distributors who provide local service and support, as well as products, to their respective national markets. Informix Software uses distributors to supplement its direct sales force, which enables it to increase our worldwide market coverage.

INFORMIX SOFTWARE--COMPETITION

    The RDBMS software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Informix Software's competitors in the market include several large vendors that develop and market databases, applications, development tools or decision support products including: Computer Associates International, Inc.; IBM; Microsoft; NCR/ Teradata; Oracle; and Sybase.

ASCENTIAL SOFTWARE

GENERAL

    Ascential Software, Inc. ("Ascential") is a leading supplier of information asset management software and solutions to enterprises and government organizations worldwide. Ascential designs, develops, markets and supports software that allows large organizations to manage complex and varied enterprise information, focusing on the collection, validation, organization, administration and delivery of customers' information assets for maximum business value.

    Ascential's information infrastructure solutions integrate and manage a wide range of data and content sources, including data from mainframe legacy systems, relational database management systems, enterprise resource planning systems and applications, web-generated transactions and clickstreams, eXtensible Markup Language ("XML") data, graphical images, video, audio and maps.

    Ascential's solutions support an information infrastructure enabling customers to identify unrefined data and content through a set of value creating processes that transform them into managed information assets used and re-used by employees, partners/suppliers, and customers. The solutions offered by Ascential provide a singular view of an enterprise's information assets for the purpose of acting on--and re-purposing them to achieve a greater competitive position in the market. Its products support:

    - PROCESS FLOW SUPPORTING SOLUTIONS FOR STRUCTURED AND UNSTRUCTURED DATA/CONTENT

     Software that supports the collection, organization, and delivery of business data and media content including components for extraction, transformation and loading ("ETL"), meta data management, data quality assurance, digitization, archiving, retrieving and sharing of varied media content (media asset management), business information directories, and portal delivery.

    - INDIVIDUAL ANALYTIC COMPONENTS

     Software components that enhance the above solutions by providing the structured data to information conversion process, including enterprise data models and graphical data analysis.

    Ascential solves customer's business problems by delivering suites of products, components and services, and by leveraging strategic partnerships with systems integrators, hardware vendors, solution and application vendors, and complementary technology vendors.

    Ascential's solutions are used in many industries, including retail, telecommunications, financial services, healthcare, pharmaceuticals, manufacturing, transportation, broadcast media, publishing and government agencies.

PRODUCTS

    As described above, Ascential's products and solutions can be divided into two main categories:

    - Process Flow Supporting Solutions for Structured and Unstructured Data/Content

    - Analytic Components.

    In addition, Ascential provides a wide range of services, including product maintenance, consulting, education and customer support.

    PROCESS FLOW SUPPORTING SOLUTIONS FOR STRUCTURED AND UNSTRUCTURED
     DATA/CONTENT

    - DATASTAGE XE. The DataStage XE data integration product family is a comprehensive set of software components that perform the vital functions necessary to extract, transform and load data from a wide variety of source systems to data warehouses, data marts and analytic applications. DataStage XE also includes meta data management and data quality assurance capabilities. DataStage XE provides support for native integration with mainframe legacy systems, XML documents, and the leading packaged applications such as SAP. The DataStage XE Series was introduced to the Ascential product line through the 1999 acquisition of Ardent Software by Informix Corporation.

    - AXIELLE is Ascential's enterprise information portal infrastructure product, introduced in 2000. Axielle organizes and delivers relevant business information to users across an enterprise. Axielle categorizes information and tailors it to reflect a company's business model and corporate terminology, and personalizes and distributes a wide variety of data and content sources, including applications, business intelligence reports, text documents, graphs, maps and other images. Axielle's Java and XML foundation enable it to deliver information and content in a device-independent manner supporting both standard as well as wireless environments.

    - MEDIA360 is a complete solution for collecting, organizing and delivering all types of media assets, specifically for businesses highly reliant on media content. Media360 loads, digitizes, indexes, archives and retrieves a wide range of media assets, including video, audio, images, maps, 3-D images, blueprints, diagrams, digital special effects, and web pages.

    - I.REACH is a comprehensive solution that assists teams of content owners to create, edit, publish, and update corporate information to the Internet, intranets and extranets, transforming static Web sites into useful, current, and interactive work environments.

    ANALYTIC COMPONENTS

    - I.DECIDE WEB SUCCESS, introduced in 2000, is an integrated, component-based solution which addresses specific, customer-centric business problems related to the identity, preferences and buying behavior of website visitors and customers. The solution comprises a foundation of information infrastructure, analytic models and a graphical, intuitive user interface: the VISIONARY executive dashboard component.

    - INDUSTRY ANALYTIC PACKAGES ("IAP") comprise infrastructure component building blocks, including DataStage, Visionary, vertical industry-specific data and complementary services, which in total allow organizations to quickly implement and customize data warehouses, data marts and analytic applications. The first of the IAPs, TELCO SUCCESS, was introduced in 2000. The Telco Success package is designed to help telecommunications companies understand customer segmentation, retention, churn rate and profitability.

    - VISIONARY is a no-code, enabling technology that offers customers powerful visual information and exploration capabilities. Users are able to explore ever-increasing levels of information detail leveraging Visionary's unique "drill-down" technology. The full product suite includes Visionary Studio, a no-code authoring environment, and a runtime viewer that can be embedded as an ActiveX control, providing seamless integration with other best-of-breed business intelligence and development tools.

E-COMMERCE

    In February 2001, Ascential Software discontinued the e-commerce solution i.Sell, as a result of deciding to focus our core competencies on delivering leading-edge software infrastructure and solutions for information asset management. i.Sell was an electronic storefront solution that integrates Informix Software's database technology with application server technology and application software to provide a complete, rapidly deployable electronic commerce solution. We licensed the underlying technology for the i.Sell solution from Art Technology Group, Inc. ("ATG") and we have now entered into an agreement with ATG pursuant to which our i.Sell customers and partners will migrate to ATG's latest product suite. ATG will then assume support and maintenance obligations for those customers and partners.

    To assist these customers and partners, Ascential and ATG have developed consulting services and software tools to allow the migration without significant impact upon functionality or performance. The customers and partners will have access to the latest version of ATG's complete product suite. In addition to using ATG's transaction, personalization and merchandizing services, the customers and partners will also have access to ATG's core web analytic services.

ASCENTIAL SOFTWARE--SERVICES

    Ascential maintains field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to its customers. These services include post-sales technical assistance, consulting, product education and technical support services. Consultants and educators provide services to customers to assist them in the use of Ascential products and the design and development of applications that utilize Ascential products.

ASCENTIAL SOFTWARE--MARKETING AND CUSTOMERS

    Ascential distributes its products through four main channels: direct end-user licensing, embedded resellers, value-added resellers, and solutions vendors addressing specific markets. Ascential has chosen a multiple channel distribution strategy to maintain broad market coverage and competitiveness. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. For 2000, sales of licenses directly to end users accounted for 80% of Ascential's total license revenues and sales through embedded resellers, value-added resellers and solutions vendors accounted for 20% of total license revenues.

ASCENTIAL SOFTWARE--LICENSING

    Ascential licenses its products to organizations worldwide through our direct sales force, telesales, distributors, embedded and value-added resellers, and system integrators.

    END-USER LICENSING

    Ascential licenses its products to organizations worldwide through a direct sales force and telesales group. Ascential's infrastructure solutions are sold to Global 2000 and government organizations looking to convert their volumes of unrefined data and content into reliable and reusable information assets. A majority of these organizations enter into standard agreements with us and are subject to industry-standard discount structures. Certain organizations have begun to standardize their information asset management solutions enterprise-wide and are entering into more global agreements with us which can result in discounts for those organizations.

    EMBEDDED RESELLER, VALUE-ADDED RESELLER AND SOLUTION VENDOR LICENSING

    Ascential licenses application vendors to distribute its products. A typical application vendor develops an application (e.g., a risk management analytic application) using one of our products. The application vendor purchases a license for the use of our product to develop the application program. Depending on the application developed, the vendor may purchase a run-only license, a full version license or multiple product licenses. In addition, the application vendor may resell Ascential products to end users for use in conjunction with its own applications.

    Ascential has specialized programs to support the application vendor distribution channel. Under these programs, Ascential has provided to selected application vendors a combination of marketing development services, consulting and technical marketing support and discounts.

ASCENTIAL SOFTWARE--PRODUCT DEVELOPMENT

    Major product releases resulting from research and development projects in 2000 included DataStage XE 2.0 including DataStage XE 390; SAP R/3 Extract Pack 2.0; SAP BW Load Pack 1.0; Media360 1.0; Axielle 1.0; i.Decide Web Success 1.0; i.Decide Telco Success 1.0; Visionary 2.0; i.Reach 2.2; and i.Sell 2.1.

    Ascential's current product development efforts are focused on:

    - Enhancing and improving current products with a focus on leveraging hardware and software architectures for data integration services, support for industry standard J2EE-compliant application servers, market-specific analytic components extensions, market-specific media asset management modules, and continued support of industry-standard platforms.

    - Enhancing usability for all of our infrastructure solutions.

    - Enhancing the integration of our infrastructure solutions across all major product lines to enable us to deliver modular yet integrated infrastructure solution suites.

ASCENTIAL SOFTWARE--COMPETITION

    The information asset management software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Ascential's competitors in the market include vendors that develop and market data integration, business intelligence and portal software, and companies that provide media content management solutions. Principal competitors include Informatica, Hummingbird, Sagent, and Cognos for the data integration and analytic component market segment, and Bulldog and Artesia for the media and content management market segment. There are several players who traverse both segments and compete across the full spectrum of Ascential product offerings. These include Hummingbird, Oracle, and IBM.

INFORMIX CORPORATION

    The following is a discussion of common business elements of both Informix Software and Ascential Software as components of Informix Corporation.

    REVENUES

    Revenues derived from and expenses associated with the business operations of both Informix Software and Ascential are subject to seasonal fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    INTELLECTUAL PROPERTY

    Our success depends on proprietary technology. To protect our proprietary rights, we rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions contained in our license agreements and technical measures. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. We hold 18 United States patents and have several pending applications.

    Our products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink wrap" and "click wrap" licenses, which include a notice informing the end-user that, by opening the product packaging or, in the case of an online transaction, by downloading the product, the end-user agrees to be bound by our license agreement printed on the package or displayed on the customer's computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we have licensed the source code of our products to certain customers for restricted uses under certain circumstances. We have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event of our bankruptcy, liquidation or otherwise ceasing to conduct business.

    RESEARCH AND DEVELOPMENT

    Our research and development expenditures for 2000, 1999 and 1998 were $166.1 million, $188.1 million and $167.2 million, respectively, representing approximately 18%, 18% and 20% of net revenues for these periods. In addition, during 2000, 1999 and 1998, we capitalized product development costs of $32.8 million, $29.1 million and $21.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Costs and Expenses."

EMPLOYEES

    As of December 31, 2000, Informix Corporation and its subsidiaries employed 3,680 regular employees worldwide, of which approximately 1,431 were located outside North America. None of our employees located in the United States are represented by a labor union. A small number of employees located outside the United States are represented by labor unions, and the degree and scope of representation varies from country to country. We have not experienced any work stoppages either domestically or internationally.

    As of December 31, 2000, the Informix Corporation regular employees were separated into the two operating businesses as follows:

                                                  INFORMIX   ASCENTIAL    INFORMIX
                                                  SOFTWARE   SOFTWARE    CORPORATION
                                                  --------   ---------   -----------
Operations......................................      54          --           54
Services........................................     713         234          947
Sales and Marketing.............................     863         477        1,340
Research and Development........................     604         290          894
Administrative and Finance......................     399          46          445
                                                   -----       -----        -----
Total...........................................   2,633       1,047        3,680
                                                   =====       =====        =====

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning our executive officers as of December 31, 2000.

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Peter Gyenes..............................     55      President, Chief Executive Officer and Chairman of
                                                       the Board of Directors

James Arnold, Jr..........................     44      Vice President and Chief Financial Officer

Gary Lloyd................................     53      Vice President, Legal, General Counsel and
                                                       Secretary

William F. O'Kelly........................     46      Vice President, Corporate Finance and Treasurer

James Foy.................................     53      Senior Vice President and President, Informix
                                                       Software

Peter Fiore...............................     43      Senior Vice President and President, Ascential
                                                       Software

    PETER GYENES is the President, Chief Executive Officer and Chairman of the Board of Directors for Informix Corporation. Mr. Gyenes has over 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to Informix Corporation's acquisition of Ardent Software, Inc. in March 2000, Mr. Gyenes was the President, Chief Executive Officer and Chairman of the Board of Directors of Ardent, which he joined in 1996. Prior to joining Ardent, he was the President and Chief Executive Officer of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation. Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. Mr. Gyenes currently serves on the Board of Directors for Applix Computer Systems (NASDAQ: APLX), Axis Computer Systems, Cornerstone Internet Solutions (NASDAQ:CNRS), Davox Corp. (NASDAQ: DAVX) and the Massachusetts Software and Internet Council. Mr. Gyenes received a Bachelor of Arts degree in Mathematics and a Masters of Business Administration from Columbia University.

    JAMES ROBERT ARNOLD, JR. is the Vice President and Chief Financial Officer for Informix Corporation and Informix Software, Inc., the database company. He is responsible for corporate finance and administration. Prior to becoming Chief Financial Officer in August 2000, Mr. Arnold served in several senior financial positions at Informix. Prior to joining Informix in 1997, Mr. Arnold served as corporate controller for Centura Software a data management solutions company based in Redwood Shores, California. He also served as senior manager at Price Waterhouse LLP. Mr. Arnold is a certified public accountant and holds a Masters in Business Administration from Loyola University, New Orleans and a Bachelor of Business Administration from Delta State University, Cleveland MS.

    GARY LLOYD has served as Vice President, Legal and General Counsel since January 1998 and as Secretary since February 1998. From November 1997 until January 1998, Mr. Lloyd served as interim General Counsel. From March 1994 until October 1997, Mr. Lloyd was with the law firm of Farella Braun & Martel L.L.P. From 1984 until February 1994, Mr. Lloyd served in a variety of positions at the Securities and Exchange Commission, most recently as its Assistant Director, Division of Enforcement. Mr. Lloyd holds a B.A. in political science and English from Kent State University and a J.D. from Case Western Reserve University.

    WILLIAM F. O'KELLY joined Informix Corporation in August 1999 as Vice President, Corporate Finance and Treasurer. Mr. O'Kelly also served as a financial consultant to the Company from May 1998 until August 1999. Previously, Mr. O'Kelly was Chief Financial Officer at Chemical Supplier Technology Inc. and Corporate Controller at Air Liquide America Corporation, an industrial and medical gases company, from August 1993 until December 1995. Mr. O'Kelly holds at B.S. in accounting from the University of Florida.

    JAMES D. FOY is a Senior Vice President of Informix Corporation and the President of Informix Software, Inc. Previously, Mr. Foy was head of the Informix TransAct business unit. Prior to Informix's acquisition of Ardent Software, Inc. in March 2000, Mr. Foy served as Ardent's executive vice president of engineering after joining the company in 1994. In addition, he was the founder, president and Chief Executive Officer of Constellation
Software, Inc., which was acquired by Vmark Software (the predecessor company to Ardent). Prior to founding Constellation Software, Inc., Mr. Foy was employed at Prime Computer, Inc., holding positions as a senior executive in Prime's Unix Development Business Unit, as well as the company's senior executive responsible for international research and development. Additionally, Mr. Foy also served on the Board of Directors of X/Open and Unix International during his tenure at Prime.

    PETER FIORE is a Senior Vice President of Informix Corporation and the President of Ascential Software, Inc. Prior to Informix's acquisition of Ardent Software, Inc. in March 2000, Mr. Fiore was the Executive Vice President and General Manager, Marketing Operations and Business Development for Ardent.
Mr. Fiore joined Ardent in 1994 as Vice President of worldwide marketing and was appointed Vice President and General Manager of Ardent's data warehouse business unit in June 1996. Mr. Fiore has twenty years of sales, marketing, engineering and business development experience in the high-technology industry. Prior to joining Ardent, Mr. Fiore was Senior Director of Channel Marketing at CrossComm

Corp. and held various sales and marketing management positions at Stratus Computer, Inc. Mr. Fiore received a Bachelor of Arts degree in Engineering and Applied Sciences from Harvard College.

ITEM 2. PROPERTIES

    Until the third quarter of 2000, our headquarters and principal marketing, finance, sales, administration and a portion of our customer service and research and development operations were located in seven buildings throughout a corporate office park in Menlo Park, California. During the third quarter of 2000, we moved our corporate headquarters to a 93,000 square foot facility in Westborough, Massachusetts that was formerly occupied by Ardent Software, Inc. The lease for the Westborough facility expires on December 31, 2008. The majority of the other lease obligations for facilities assumed from Ardent have been disposed of via a termination or sublease arrangement. In addition, we established the headquarters of Ascential Software in the same facility. The headquarters and principal marketing, finance, sales, administration and a portion of our customer service and research and development operations for the Informix Software business operations remain in the Menlo Park facilities. We currently lease approximately 234,000 square feet of office space in these buildings. The lease agreements for two of the buildings, totaling approximately 83,000 square feet, expire in October 2001. The lease agreements for the remaining five buildings expire on various dates in 2003.

    We also occupy approximately 135,000 square feet in Lenexa, Kansas, which is located approximately 12 miles southwest of Kansas City, Missouri. This facility incorporates a portion of the research and development, customer service and telemarketing organizations and serves as the principal domestic manufacturing facility. There are two separate buildings, one totaling approximately 44,000 square feet and the other totaling approximately 91,000 square feet, that are adjacent to each other and are each under a separate lease agreement. The lease agreement for each building is scheduled to expire in April 2003, subject to our rights to renew each agreement for an additional 5 years.

    Some of the research and development operations for our products as well as a portion of our customer service and sales training operations are located in Oakland, California. We lease approximately 130,000 square feet at this site, and this lease is scheduled to expire in May 2003. We also lease approximately 59,000 square feet on five separate floors in the Informix Center in downtown Portland, Oregon, which is primarily utilized for research and development. This facility was occupied in early 2000, and the current lease is scheduled to expire in June 2005.

    We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. As of December 31, 2000, we controlled approximately 1,600,000 square feet of office and/or manufacturing space. Approximately 86% of the total portfolio is actively being utilized, while the balance has been either vacated or sublet. Of the entire portfolio, approximately 70% is located in the Americas region (United States, Canada and Latin America), 22% is located in EMEA (Europe, Middle East and Africa) and the remaining 8% is located in the Asia Pacific region. The significant sites in EMEA are in London (Bedfont Lakes Business
Park), Dublin and Munich where we control approximately 45,000 square feet, 42,000 square feet and 68,000 square feet, respectively. In the Asia Pacific region, the largest three sites are Seoul, Sydney and Tokyo where we lease approximately 27,000 square feet, 17,000 square feet and 15,000 square feet, respectively.

    We believe that our existing facilities are adequate to meet our business needs through the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

    On May 26, 1999, we entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against us, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable Federal and state courts. The settlement resolves all material litigation arising out of the restatement of our financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, we paid approximately
$3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of our insurance carriers on behalf of certain of our current and former officers and directors. We will also issue a minimum of nine million shares of our common stock, which will have a guaranteed value of $91 million for a maximum term of one year from the date of final approval of the settlement by the courts. Our former independent auditors, Ernst & Young LLP, have paid
$34 million in cash. The total amount of the settlement will be $142 million. As of December 31, 2000, we had issued 2.9 million of the minimum amount of 9 million shares issuable pursuant to the memorandum of understanding.

    In July 1997, the Securities and Exchange Commission ("SEC") issued a formal order of private investigation of us and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in our securities. During the course of the investigation, we learned that the investigation concerned the events leading to the restatement of our financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. We have entered into a settlement with the SEC regarding the investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 ("Securities Act") and Section 21C of the Securities Exchange Act of 1934 ("Exchange Act"), Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs us to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act and Sections 10(b), 13(a) and 13(b) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, we are also required to cooperate in the SEC's continuing investigation of other entities and persons. As a consequence of the issuance of the Order, we are statutorily disqualified, pursuant to Section 27A(G)(1)(A)(ii) of the Securities Act and Section 21E(b)(1)(A)(ii) of the Exchange Act, for a period of three years from the date of the issuance of the Order, from relying on the protections of the "safe harbor" for forward-looking statements set forth in
Section 27(A)(c) of the Securities Act and Section 21(E)(c) of the Exchange Act.

    On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against us in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against us, and we seek against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorney's fees. On March 28, 2000, we filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by us. In addition, on March 28, 2000, we filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by us. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. We strongly believe that the allegations in IBM's complaint are without merit and intend to defend the action and prosecute our claims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    Our Common Stock is traded on the National Market of The Nasdaq Stock Market under the symbol "IFMX." The following table lists the high and low sales prices of our Common Stock for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING DECEMBER 31, 2000:
  Fourth Quarter............................................   $ 4.75     $2.63
  Third Quarter.............................................     6.81      3.69
  Second Quarter............................................    21.25      6.19
  First Quarter.............................................    20.97      7.88
FISCAL YEAR ENDING DECEMBER 31, 1999:
  Fourth Quarter............................................   $13.31     $6.38
  Third Quarter.............................................     9.75      6.75
  Second Quarter............................................     9.81      6.03
  First Quarter.............................................    14.00      7.00

    At December 31, 2000, there were approximately 4,450 stockholders of record of our Common Stock, as shown in the records of our transfer agent.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our Common Stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

FIVE-YEAR SUMMARY

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                         2000(1)     1999(2)      1998(3)     1997(4)      1996
                                         --------   ----------   ---------   ---------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................  $929,319   $1,039,111   $ 854,520   $ 766,620   $845,039
Net income (loss)......................   (98,315)      (2,988)     52,452    (369,309)   (84,012)
Preferred stock dividend...............      (191)        (995)     (3,478)       (301)        --
Value assigned to warrants.............        --           --      (1,982)     (1,601)        --
Net income (loss) applicable to common
  stockholders.........................   (98,506)      (3,983)     46,992    (371,211)   (84,012)
Net income (loss) per common share:
  Basic................................     (0.34)       (0.02)       0.21       (1.85)     (0.43)
  Diluted..............................     (0.34)       (0.02)       0.19       (1.85)     (0.43)
Total assets...........................   655,881      793,337     695,802     653,342    971,112
Long-term obligations..................       787        1,420       3,759      27,734     24,098
Retained earnings (accumulated
  deficit).............................  (359,132)    (260,817)   (259,849)   (312,301)    57,556

------------------------------

(1) In 2000, we recorded merger, realignment and other charges of $126.8 million.

(2) In 1999, we recorded restructuring-related adjustments that increased operating income by $0.6 million and, in connection with our acquisition of Cloudscape, Inc. in October 1999, recorded a charge of $2.8 million for merger related expenses. In addition, we recorded a charge of $97.0 million related to the settlement of private securities and related litigation against us. Also in connection with Ardent Software, Inc.'s acquisition of Prism Solutions, Inc., we recorded a charge of $9.9 million for merger and restructuring charges as well as a $5.1 million charge for in-process research and development which had not yet reached technological feasibility and had no alternative future uses.

(3) In 1998, we recorded restructuring-related adjustments that increased operating income by $10.3 million and, in connection with our acquisition of Red Brick Systems, Inc. in December 1998, recorded a charge of $2.6 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses. In addition, we recorded a charge of $14.9 million for merger and restructuring charges related to Ardent's merger with Unidata.

(4) In 1997, we recorded a restructuring charge of $108.2 million, a write-down of certain assets in Japan of $30.5 million and a charge to operations of $7.0 million for in-process research and development which had not yet reached technological feasibility and had no alternative future uses in connection with our acquisition of CenterView. We also recorded a charge of $3.0 million in connection with Ardent's acquisition of O2 Technologies for in-process research and development which had not yet reached technological feasibility and had no alternative future uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Informix Corporation is a global provider of information management software through its two operating businesses, Informix Software and Ascential Software. Informix Software, the database company, develops, markets and supports object-relational and relational database management systems for data warehousing, transaction processing and e-business applications. Ascential Software is a supplier of information asset management software and solutions to enterprises and government organizations worldwide.

    During the second half of 2000, Informix Corporation undertook a strategic realignment to transition from five former business units into the two operating businesses. By December 31, 2000, we defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. However, the core infrastructure groups of Informix Corporation (operations, finance and administration) have been retained by Informix Software and these groups will continue to provide services to both operating businesses through much of 2001. Our intent continues to be to create two separate publicly traded companies when market conditions permit.

    We have not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although we present the separate revenue information for the two operating businesses on a historical basis, we do not present separate historical operating income information. We intend to disclose the results of operations based on the two operating businesses on a prospective basis.

    On March 1, 2000, we acquired Ardent Software, Inc. ("Ardent"), a leading provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of our common stock in exchange for each outstanding Ardent share and we assumed all outstanding Ardent options and warrants. The transaction has been accounted for as a pooling of interests and, therefore, all historical financial information has been restated to include Ardent.

    As more fully described in Note 13 to the Consolidated Financial Statements, we recorded merger, realignment and other charges of $126.8 million, during 2000 of which $43.8 million related to non-cash charges. As of December 31, 2000, we had made cash payments of $58.2 million related to the $126.8 million charge and expect to make additional cash payments of approximately $24.8 million during the first half of 2001. In addition to the $126.8 million charge, we expect to incur further realignment charges during the first half of 2001 of approximately $6.0 million for primarily employee compensation related costs.

    We expect to realize total quarterly expense reduction of approximately $19.7 million as a result of this realignment and approximately 86% of this expected amount represents cash savings with the balance attributable to reductions in non-cash depreciation and amortization. The expected quarterly expense reduction began during the quarter ended December 31, 2000 but the full effect will not be realized until the quarter ended June 30, 2001. The expected quarterly expense reduction is estimated to reduce specific quarterly expense components as follows: cost of software distribution, $2.0 million; cost of services, $2.2 million; sales and marketing, $7.2 million; research and development, $5.0 million; general and administrative, $3.3 million.

    These realignment and other charges are subject to continuing review and adjustment as we implement the realignment.

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the years ended December 31, 2000, 1999 and 1998.

                                                                              YEARS ENDED
                                                                              DECEMBER 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
                                                                             PERCENT OF NET
                                                                                REVENUES
Net revenues:
  Licenses..................................................         44%           52%           53%
  Services..................................................         56            48            47
    Total net revenues......................................        100           100           100
Cost and expenses:
  Cost of software distribution.............................          5             5             5
  Cost of services..........................................         20            20            21
  Sales and marketing.......................................         43            36            37
  Research and development..................................         18            18            20
  General and administrative................................         11             9            10
  Write-off of acquired research and development............         --            --            --
  Merger and restructuring charges..........................         14             1            --
    Total expenses..........................................        111            89            93
Operating income (loss).....................................        (11)           11             7
Net income (loss)...........................................        (11)%          --%            6%

REVENUES

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and education services. Our revenue recognition policy is described in Note 1 to our Consolidated Financial Statements.

    LICENSE REVENUES. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers ("VARs"). Revenue from license agreements with resellers is recognized as earned by us, generally, when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $10.5 million and $34.3 million had not been recognized as earned revenue as of December 31, 2000 and December 31, 1999, respectively. During the year ended December 31, 2000, we received $10.7 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $34.5 million. Included in the $34.5 million recognized were $21.4 million of licenses that were resold or utilized by the reseller, $11.1 million related to contractual reductions in customer advances and $2.0 million related to previously deferred revenue for solution sales, which has now been recognized as services have been completed. During 1999 and 1998, we recognized revenue of $11.4 million and $4.4 million, respectively, as a result of contractual reductions in customer advances. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

    Our license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income

(loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportionate amount of our license revenue is derived from transactions that close in the last weeks or last few days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

    SERVICE REVENUES. Service revenues are comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers.

    The following table and discussion compares the revenues for the businesses of Informix Software and Ascential Software for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
INFORMIX SOFTWARE
  License revenues..........................................   $337.7    $  481.9    $439.6
  Service revenues
    Maintenance revenues....................................    392.4       361.3     285.7
    Consulting and education revenues.......................     77.5       111.8     111.7
                                                               ------    --------    ------
    Total service revenues..................................    469.9       473.1     397.4
                                                               ------    --------    ------

  Total revenues--Informix Software.........................   $807.6    $  955.0    $837.0
                                                               ======    ========    ======
  License revenues as a percent of total revenues...........       42%         50%       53%
  Service revenues as a percent of total revenues...........       58%         50%       47%

ASCENTIAL SOFTWARE
  License revenues..........................................   $ 66.7    $   54.0    $ 14.3
  Service revenues
    Maintenance revenues....................................     20.1         6.9       0.9
    Consulting and education revenues.......................     34.9        23.2       2.3
                                                               ------    --------    ------
    Total service revenues..................................     55.0        30.1       3.2
                                                               ------    --------    ------

  Total revenues--Ascential Software........................   $121.7    $   84.1    $ 17.5
                                                               ======    ========    ======
  License revenues as a percent of total revenues...........       55%         64%       82%
  Service revenues as a percent of total revenues...........       45%         36%       18%

INFORMIX CORPORATION (COMBINED TOTAL OF INFORMIX SOFTWARE
  AND ASCENTIAL SOFTWARE)
  License revenues..........................................   $404.4    $  535.9    $453.9
  Service revenues
    Maintenance revenues....................................    412.5       368.2     286.6
    Consulting and education revenues.......................    112.4       135.0     114.0
                                                               ------    --------    ------
    Total service revenues..................................    524.9       503.2     400.6
                                                               ------    --------    ------

  Total revenues--Informix Corporation......................   $929.3    $1,039.1    $854.5
                                                               ======    ========    ======
  License revenues as a percent of total revenues...........       44%         52%       53%
  Service revenues as a percent of total revenues...........       56%         48%       47%

INFORMIX SOFTWARE--REVENUES

    LICENSE REVENUES.  License revenues for 2000 decreased 30% to
$337.7 million from $481.9 million in 1999. The decrease in license revenues was due in large part to a significant decline in revenues from our traditional client-server and tools products (which we refer to as "Classic" products) and our Enterprise database servers. We believe that this decline is attributable to slower market demand for our Classic products in the post-Y2K environment and the failure of our sales and field marketing organizations to effectively market and sell our products due to a number of factors, including attrition and turnover in our sales and marketing organization, the announcement during the third quarter of our corporate restructuring and reorganization, and delays encountered in integrating certain of Ardent's operations and products into our sales, product marketing and general operations. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue. Although we do not expect this latter trend to continue, we are unable to predict whether market demand for our products will rebound in future quarters or whether our license revenues will continue to decline in absolute dollars. License revenues for 1999 increased 10% to $481.9 million from $439.6 million in 1998. This increase was primary a result of increased license revenues from our Enterprise database servers. This was driven by the introduction of several new products in the second half of 1999, including the first release of Informix Internet Foundation and a next generation release of Informix Dynamic Server.

    SERVICE REVENUES. Service revenues decreased 1% to $469.9 million in 2000 and increased 19% to $473.1 million in 1999 from $397.4 million in 1998. Service revenues accounted for 58%, 50%, and 47% of total revenues in 2000, 1999 and 1998, respectively. Maintenance revenues increased 9% to $392.4 million in 2000 and increased 26% to $361.3 million in 1999 from $285.7 million in 1998. The increase in maintenance revenues, was attributable primarily to the renewal of maintenance contracts and our growing installed customer base. During 2000, consulting and education revenues decreased 31% to $77.5 million primarily due to the 30% decline in license revenues experienced in 2000 as consulting and education revenues are typically driven by engagements and projects associated with new license revenues. During 1999, consulting and education revenues remained flat at $111.8 million versus $111.7 million in 1998.

ASCENTIAL SOFTWARE--REVENUES

    LICENSE REVENUES. License revenues increased 24% to $66.7 million in 2000 and increased 278% to $54.0 million in 1999 from $14.3 million in 1998. The increase in 2000 was due principally to increased sales of Ascential's content management product offerings; Media360 and i.Reach, as well as increased sales of i.Sell, all of which experienced growth as part of their early life stage. The increase during 1999 was driven primarily by increased sales of Ascential's Datastage product as well as the acquisition of Prism Solutions, Inc. ("Prism") by Ardent.

    SERVICE REVENUES. Service revenues increased 83% to $55.0 million in 2000 and increased 841% to $30.1 million in 1999 from $3.2 million in 1998. Service revenues accounted for 45%, 36%, and 18% of total revenues in 2000, 1999 and 1998, respectively. Maintenance revenues increased 191% to $20.1 million in 2000 and increased 667% to $6.9 million in 1999 from $0.9 million in 1998. Maintenance revenues are increasing for Ascential Software as it continues to build its installed customer base. Consulting and education revenues increased 50% to $34.9 million in 2000 and increased 909% to $23.2 million in 1999 from $2.3 million in 1998. Consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

COSTS AND EXPENSES

    AS DISCUSSED ABOVE, OUR DISCUSSION AND ANALYSIS OF COSTS AND EXPENSES IS PRESENTED ON A COMBINED BASIS FOR THE TWO OPERATING BUSINESSES.

    COST OF SOFTWARE DISTRIBUTION. Cost of software distribution consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and
(3) amortization of previously capitalized software development costs and any write-offs of previously capitalized software (except during the quarter ended September 30, 2000, when we wrote-off approximately $15.2 million of capitalized software to merger, realignment and other charges--for more information see
Note 13 to the Consolidated Financial Statements). Cost of software distribution increased slightly to $50.4 million in 2000 from $50.2 million in 1999 even though license revenues decreased 25% during 2000. This increase was primarily due to an increase in third party royalties associated with increased license revenue from certain Ascential Software product offerings. This increase was partially offset by a decrease in capitalized software amortization as certain database products became fully amortized during 2000 and a decrease in manufacturing costs as we realized efficiencies due to the consolidation of our manufacturing operations. Cost of software distribution increased 19% during 1999 when compared to 1998, which is in line with the 18% increase in license revenues experienced during the same period, due to an increase in royalties and the write-off of capitalized software costs. During the third quarter of 1999, approximately $2.4 million of previously capitalized software costs were written down to the estimated net realizable value after it was determined that the projected sales of certain tools products and system management programs were not sufficient to realize the capitalized product development costs.

    COST OF SERVICES. Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services decreased 11% to $184.6 million in 2000 from $208.0 million in 1999 and service margins increased to 65% in 2000 from 59% in 1999. The decrease in cost of services in absolute dollars and as a percentage of net service revenues is primarily due to cost containment actions that included headcount reductions as a result of the realignment and synergies realized from the Ardent acquisition. The increase in service margins experienced during 2000 was also due to the mix of service offerings, as there was a lower proportion of consulting and training revenue in 2000, which generate significantly lower margins than maintenance. Cost of services increased 17% to $208.0 in 1999 from $178.5 million in 1998 due primarily to increased headcount related costs incurred to support the 26% increase in service revenues achieved during the period. Part of the increase in headcount resulted from the addition of Prism's and Red Brick Systems, Inc.'s ("Red Brick") consulting teams subsequent to the completion of the acquisitions in April 1999 and December 1998, respectively.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses increased 9% to $402.6 million in 2000 and 18% to $370.7 million in 1999 from $313.6 million in 1998. The increase in 2000 was due primarily to increased marketing costs for advertising and marketing programs focused on promoting our Internet-based electronic commerce and business intelligence products and solutions. The increase in sales and marketing expenses in 1999 as compared to 1998 was primarily the result of increased advertising and marketing efforts in connection with the introduction of new products and our new corporate identity in order to increase brand awareness. The increase in sales and marketing expenses experienced during 1999 was in line with the increase in revenues over the same period.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses decreased 12% to $166.1 million in 2000 from $188.1 million in 1999 but as a percentage of net revenues remained consistent at 18% for both 2000 and 1999 due to the realization of cost containment efforts employed during 2000, which included headcount reductions resulting from the realignment. During 1999, research and development expenses increased 13% due to increased headcount related costs as a result of the acquisitions of Prism and Red Brick in April 1999 and December 1998, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During 2000, general and administrative expenses increased $10.6 million to $100.0 million from $89.4 million in 1999 and $88.2 million in 1998. As a percentage of net revenues, general and administrative expenses remained fairly consistent at 11%, 9% and 10% in 2000, 1999 and 1998 respectively. The increase in general and administrative expenses experienced during 2000 was caused by increased bad debt and legal expenses offset by a decrease in employee-related costs. Bad debt expense increased approximately $7.1 million as a result of increased reserves against defaults by technology start-up companies, write-offs of certain receivables acquired in the merger with Ardent and reserves related to several Eastern European government entities where recent political changes make collection no longer probable. The increase in legal expenses was related primarily to a $4.3 million reserve with respect to the Unidata lawsuit and $3.0 million paid to Cincom Systems, Inc. See
Note 12 to the Consolidated Financial Statements.

    WRITE-OFF OF ACQUIRED RESEARCH AND DEVELOPMENT. In-process research and development represents the estimated fair value of incomplete technologies acquired by us for our own development efforts. In connection with Ardent's acquisition of Prism in April 1999, Ardent recorded a charge of approximately $5.1 million, or 6.9% of the $74.2 million in total consideration and liabilities assumed, for in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses. In connection with our acquisition of Red Brick in December 1998, we recorded a charge of $2.6 million, or 4.7% of the $55.8 million in total consideration and liabilities assumed, for in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses. Actual results to date have been consistent, in all material respects, with the assumptions used at the time of the Prism and Red Brick acquisitions. The assumptions primarily consisted of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products had entered the market.

    MERGER, REALIGNMENT AND OTHER CHARGES. During the second half of 2000, we recorded a charge of $76.8 million mostly to account for the actions taken to realign our operational structure into two separate companies and to refine our product strategy. Included in this charge was $40.9 million for severance and employment related costs, $32.0 million for the write-off of goodwill and intangible assets, $7.5 million for the closure of facilities and equipment costs, $4.0 million for costs to exit various commitments and programs, $2.5 million of miscellaneous other charges and a credit of approximately
$10.1 million for adjustments recorded in order to reduce previously accrued merger and restructuring charges primarily for a decrease in estimated facility costs related to the merger with Ardent. See Note 13 to the Consolidated Financial Statements.

    During the quarter ended March 31, 2000, we recorded a charge of $50.0 million associated with the merger with Ardent. Of this amount, approximately $10.1 million related to integration and transition costs incurred during the quarter ended March 31, 2000. Also included in the $50.0 million was approximately $39.9 million of accrued merger and restructuring costs which consisted of the following components: $14.5 million for financial advisor, legal and accounting fees related to the merger; $13.0 million for severance and employment related costs; $8.9 million for the closure of facilities and equipment costs and $3.5 million for the write-off of redundant technology and other duplicate costs.

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

    During the quarter ended June 30, 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc., which had been acquired by Ardent in December 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations.

    During the quarter ended March 31, 1998, Ardent recorded a charge of $14.9 million associated with the merger with Unidata. The charge included
$3.9 million for financial advisor, legal and accounting fees, $6.2 million for severance and related costs, $2.2 million for closure of facilities, and $2.6 million for the write-off of redundant assets.

    During 1999 and 1998, adjustments of $0.6 million and $10.3 million, respectively, were recorded to the results of operations which appear as a credit to merger, realignment and other charges in our Consolidated Statement of Operations for the years ended December 31, 1999 and 1998, to adjust the estimated severance and facility components of the 1997 restructuring charge to actual costs incurred. See Note 13 to our Consolidated Financial Statements.

OTHER INCOME (EXPENSE)

    INTEREST INCOME. Interest income for 2000 increased $1.9 million or 15% to $14.3 million from $12.4 million for both 1999 and 1998. This increase was due in part to the increase in interest rates experienced during 2000 as well as an increase in the average interest-bearing cash and short-term investment balances held during 2000 when compared to the same periods in 1999 and 1998. During the first nine months of 2000, we maintained higher short-term investment balances than in previous years as a result of increased operating cash flows.

    INTEREST EXPENSE. Interest expense decreased to $0.5 million for 2000 from $4.5 million and $6.9 million for 1999 and 1998, respectively. Interest expense of $0.5 million incurred during 2000 related primarily to interest charges on capital lease payments. The decrease experienced during 2000 was due primarily to a decline in the interest charges related to the line of credit which was terminated effective December 31, 1999. The decrease during 1999 when compared to 1998 was due to a decrease in the financing of customer accounts receivable and a decrease in interest charges related to payments on capital leases. We did not enter into any accounts receivable financing transactions during 2000, and interest charges related to payments on capital leases have been declining each year as we have not been entering into new capital lease arrangements.

    LITIGATION SETTLEMENT EXPENSE. During 1999, we incurred a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the settlement of the private securities and related litigation against us. The charge consisted of $3.2 million in cash and $91.0 million in common stock for settlement expenses plus approximately $2.8 million in legal fees required to obtain and complete the settlement. The charge excludes approximately $13.8 million of insurance proceeds which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers.

    OTHER INCOME (EXPENSE), NET.  Other income (expense), net, increased
$2.4 million to $5.0 million in 2000 from $2.6 million in 1999. For 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately $1.3 million of VAT refunds received in China. Other income (expense), net, increased to $2.6 million for 1999 from a net other expense of $4.0 million for 1998. For 1999, other income included approximately $3.7 million of net realized gains on the sale of long-term investments, offset by a downward adjustment of $0.5 million to the carrying value of certain investments and approximately $0.3 million of net foreign currency transaction losses. During 1998, other income (expense) included
$4.8 million of foreign currency transaction losses.

INCOME TAXES

    Income tax expense of $16.0 million, $32.0 million and $6.9 million for 2000, 1999 and 1998, respectively, resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

QUARTERLY OPERATING RESULTS

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 2000
  Net revenues...........................    $250,884         $240,494         $211,105        $226,836
  Gross profit...........................     189,567          178,964          151,616         174,169
  Net income (loss)......................     (22,983)           5,018          (80,627)            277
  Preferred stock dividend...............         (87)             (89)             (15)             --
                                             --------         --------         --------        --------
  Net income (loss) applicable to common
    stockholders.........................    $(23,070)        $  4,929         $(80,642)       $    277
                                             ========         ========         ========        ========
  Net income (loss) per common share:
    Basic................................    $  (0.08)        $   0.02         $  (0.28)       $   0.00
                                             ========         ========         ========        ========
    Diluted..............................    $  (0.08)        $   0.02         $  (0.28)       $   0.00
                                             ========         ========         ========        ========

Year ended December 31, 1999
  Net revenues...........................    $227,531         $250,623         $261,124        $299,833
  Gross profit...........................     165,425          186,844          194,917         233,789
  Net income (loss)......................       8,779          (89,142)          27,480          49,895
  Preferred stock dividend...............        (303)            (279)            (247)           (166)
                                             --------         --------         --------        --------
  Net income (loss) applicable to common
    stockholders.........................    $  8,476         $(89,421)        $ 27,233        $ 49,729
                                             ========         ========         ========        ========
  Net income (loss) per common share:
    Basic................................    $   0.03         $  (0.35)        $   0.10        $   0.18
                                             ========         ========         ========        ========
    Diluted..............................    $   0.03         $  (0.35)        $   0.09        $   0.17
                                             ========         ========         ========        ========

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and short-term investments totaled
$217.0 million at December 31, 2000. The decrease of $55.6 million from $272.6 million at December 31, 1999, was primarily caused by the repurchase of
6.4 million shares of our common stock for approximately $33.7 million and the payment of approximately $58.2 million of costs in connection with merger, realignment and other charges, including the $126.8 million of charges recorded during 2000. Aside from these items, we continue to generate cash from operations.

    We will continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During 2000, capital expenditures totaled $44.6 million.

    As of December 31, 2000, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current cash, cash equivalents and short-term investments balances and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

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

    INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000 and 1999, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

    EQUITY SECURITY PRICE RISK. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.4 million and $1.2 million impact on the value of these securities in 2000 and 1999, respectively.

    FOREIGN CURRENCY EXCHANGE RATE RISK. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As these contracts are not designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged exposures in these currencies.

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

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 2000 and the forward rate. All contracts mature within twelve months.

FORWARD CONTRACTS

                                                                      WEIGHTED AVERAGE
AT DECEMBER 31, 2000                                CONTRACT AMOUNT    CONTRACT RATE       FAIR VALUE
--------------------                                ---------------   ----------------   --------------
                                                    (IN THOUSANDS)                       (IN THOUSANDS)
Forward currency to be sold under contract:
  Euro............................................      $25,666               1.07           $  49
  Japanese Yen....................................        8,491             112.67              95
  Australian Dollar...............................        7,546               1.79              25
  Taiwan Dollar...................................        4,319              34.50            (162)
  Korean Won......................................        3,937           1,270.10             (32)
  Swiss Franc.....................................        2,797               1.63              10
  German Deutschmark..............................        2,490               2.09               7
  Singapore Dollar................................        2,382               1.72              16
  South African Rand..............................        2,815               7.62             (33)
  French Franc....................................        2,151               7.03               5
  Thailand Bhat...................................        2,285              42.75               0
  Czech Koruna....................................        1,887              37.40               7
  Other (individually less than $1 million).......        1,549                  *              (2)
                                                        -------                              -----
Total.............................................      $68,315                              $ (15)
                                                        =======                              =====

Forward currency to be purchased under contract:
  British Pound...................................      $10,843               0.67           $ (18)
  Other (individually less than $1 million).......          530                  *              (2)
                                                        -------                              -----
Total.............................................      $11,373                              $ (20)
                                                        =======                              =====
Grand Total.......................................      $79,688                              $ (35)
                                                        =======                              =====

------------------------------

* Not meaningful

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

    During the transition phase, we will continue to evaluate the impact of conversion to the Euro on our business. In particular, we are reviewing:

    - Whether our internal software systems can process transactions denominated either in current national currencies or in the Euro, including converting currencies using computation methods specified by the European Economic Community,

    - The cost to us if we must modify or replace any of our internal software systems, and

    - Whether we will have to change the terms of any financial instruments in connection with our hedging activities

    Based on current information and our evaluation to date, we do not expect the cost of any necessary corrective action to have a material adverse effect on our business. We have reviewed the effect of the conversion to the Euro on the prices of our products in the affected countries. As a result, we have made some adjustments to our prices to attempt to eliminate differentials that were identified. However, we will continue to evaluate the impact of these and other possible effects of the conversion to the Euro on our business. We cannot guarantee that the costs associated with conversion to the Euro or price adjustments will not in the future have a material adverse effect on our business.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS 133 in the first quarter of 2001. The initial adoption of SFAS 133 did not have a material effect on our operations or financial position.

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

    Beginning in August 2000, we began a comprehensive reorganization and restructuring of our company and business operations, including, among other things, consolidating our five operating business groups into two wholly owned operating subsidiaries. In addition, during the quarter ended September 30, 2000, we moved our corporate headquarters from Menlo Park, California to Westborough, Massachusetts and we formalized plans to reduce total headcount to approximately 3,400 and to consolidate certain physical locations in California and elsewhere.

    We may not achieve the anticipated benefits of the reorganization and restructuring. Moreover, it has and may in the future cause significant disruptions of our daily business operations, including the loss of key personnel and other employees necessary for us to effectively operate at all levels. Disruptions or operational difficulties could result in delays in product development cycles and sales of our products. In addition, we may not be able to create two separate, publicly-traded companies as a result of financial market conditions, a decrease in demand for our product offerings and other conditions beyond our control. The occurrence of one or more of these factors could distract our management team and materially adversely affect our business and financial results.

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

    If the growth rates for RDBMS or ORDBMS, respectively, decline for any reason, there will be less demand for Informix Software products, which would have a negative impact on our business and financial results. In particular, we cannot predict whether the sharp decline in revenue derived from licenses of these products during the year ended December 31, 2000 will continue. If it does, our financial results will be materially adversely affected. Declining demand for such products could threaten Informix Software's ability to sustain its present level of operations or to meet our expectations for future growth.

    Delays in market acceptance of our ORDBMS products could also result in fewer product sales. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scaleable environment. We have invested substantial resources in developing our ORDBMS product line. The market for ORDBMS products is new and evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Organizations may not choose to make the transition from conventional RDBMS products to ORDBMS products.

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

    - The success of Ascential Software in developing and selling solutions for the business intelligence market.

INTENSE COMPETITION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SOLUTIONS OR GROW OUR TWO OPERATING BUSINESSES.

    We may not be able to compete successfully against current and/or future competitors and such inability could impair our ability to sell our products. The market for our products and solutions is highly competitive, diverse and is subject to rapid change. In particular, we expect that the technology underlying database solutions and products for the Internet and business intelligence needs will continue to change rapidly. For example, as customers embrace the Internet, Ascential Software will need to develop and enhance software solutions to support Internet applications. It is possible that our products and solutions will be rendered obsolete by technological advances. In addition, it is possible that demand for our traditional database products may decline sharply as customers demand more comprehensive software solutions, thereby jeopardizing our ability to grow the business of Informix Software.

    We currently face competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/ or complete database-driven solutions for the Internet. Our principal competitors for Informix Software include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Our principal competitors for Ascential Software include IBM, Informatica, Bulldog, Hummingbird, Sagent, Cognos and Artesia and small, highly-focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

IF THE INTERNET DOES NOT DEVELOP AS A MARKET FOR OUR SOLUTIONS OFFERINGS, WE MAY NOT BE ABLE TO GROW ASCENTIAL SOFTWARE INTO A VIABLE INDEPENDENT OPERATING BUSINESS.

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

    In addition, if a sufficient number of vendors do not undertake a commitment to the internet, the market may not accept Internet computing or Internet computing may not generate significant revenues for our business. Also, standards for network protocols, as well as other industry-adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards we have chosen will position our products to compete effectively for business opportunities as they arise on the Internet. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium could materially adversely affect our business.

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

    International sales represented approximately 50% of our total revenue during the year ended December 31, 2000. The international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

    Our success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold 18 United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringes. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. In addition, we have also entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event the company enters bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

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

IN THE FUTURE, THIRD PARTIES COULD, FOR COMPETITIVE OR OTHER REASONS, ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS.

    As discussed in "Notes to the Consolidated Financial Statements--Note 12--Litigation," in February 2000, IBM filed a lawsuit against us claiming that some of our products infringe certain of IBM's patents ("IBM claim"). Although we dispute IBM's claims and intend to vigorously defend against them, other third parties may claim that our current or future products infringe their proprietary rights. The IBM claim and these other claims, with or without merit, could harm our business by increasing costs and by adversely affecting our ability to sell our products. Any such claim, including the IBM claim, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. It is expected that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

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

    As a consequence of the issuance of the January 2000 order, we will not, for a period of three years from the date of the issuance of the order, be able to rely on the "safe harbor" for forward-looking statements contained in the federal securities laws. The "safe harbor," among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws, our legal position in the litigation could be materially adversely affected by our inability to rely on the "safe harbor" provisions for forward-looking statements.

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 4, 2001.

    The information regarding executive officers required by Item 10 is provided in Item 1--Business.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 4, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 4, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on June 4, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following are filed as a part of this Annual Report and included in Item 8:

(A)  1. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors--KPMG LLP....................    F-2
Report of Independent Auditors--Deloitte & Touche LLP.......    F-3
Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Consolidated Statements of Stockholders' Equity.............    F-7
Notes to Consolidated Financial Statements..................    F-9

(A)  2. FINANCIAL STATEMENT SCHEDULE

Schedule II--Valuation and Qualifying Accounts..............    F-43

(A)  3. EXHIBITS

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
         3.1 (3)               Certificate of Incorporation of the Registrant, as amended
         3.2 (a)(3)            Bylaws of the Registrant, as amended
         3.2 (b)(25)           Amendment to Bylaws, dated April 24, 1998
         3.2 (c)(2)            Amendment to Bylaws, dated June 19, 1998
         3.2 (d)(2)            Amendment to Bylaws, dated July 15, 1998
         3.2 (e)(27)           Amendment to Bylaws, dated April 30, 1999
         3.2 (f)(28)           Amendment to Bylaws, dated August 16, 1999
         3.2 (g)(29)           Amendment to Bylaws, dated November 15, 1999
         3.2 (h)(31)           Amendment to Bylaws, dated March 16, 2000
         3.2 (i)(32)           Amendment to Bylaws, dated June 13, 2000
         3.2 (j)(33)           Amendment to Bylaws, dated September 18, 2000
         3.2 (k)(1)            Amendment to Bylaws, dated December 12, 2000
         3.3 (5)               Certificate of Designation of Series B Convertible Preferred
                               Stock
         4.1 (6)               First Amended and Restated Rights Agreement, dated as of
                               August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
                               Exhibit A
         4.2 (7)               Amendment, dated as of November 17, 1997, to the First
                               Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
        10.1 (2)               Form of Change of Control Agreement
        10.2 (9)               Form of Amended Indemnity Agreement
        10.3 (10)              1989 Outside Directors Stock Option Plan
        10.4 (25)              Amendment to the 1989 Outside Directors Stock Option Plan
        10.5 (2)               Form of Nonqualified Stock Option Agreement under the
                               Registrant's 1989 Outside Director's Stock Option Plan

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.6 (12)              1986 Stock Option Plan, as amended
        10.7 (13)              1994 Stock Option and Award Plan
        10.8 (25)              Form of Stock Option Agreement and Performance Award
                               Agreement under the Registrant's 1994 Stock Option and Award
                               Plan
        10.9 (13)              Form of Nonqualified Stock Option Agreement under the
                               Registrant's 1994 Stock Option Plan
        10.10(14)              1997 Employee Stock Purchase Plan
        10.11(2)               Enrollment/Change Form under the Registrant's 1997 Employee
                               Stock Purchase Plan
        10.12(15)              Employment Agreement, dated July 18, 1997, between the
                               Registrant and Robert J. Finocchio, Jr.
        10.14(15)              Offer of Employment Letter, dated September 24, 1997, from the Registrant to Jean-Yves Dexmier
        10.23(5)               Securities Purchase Agreement, dated as of November 17,
                               1997, between the Company and the purchasers listed therein
        10.24(5)               Registration Rights Agreement, dated as of November 17,
                               1997, between the Company and the purchasers listed therein
        10.25(8)               Menlo Oaks Corporate Center Standard Business Lease, dated
                               May 16, 1985, between the Registrant and Amarok Bredero
                               Partners for office space at 4100 Bohannon Drive, Menlo
                               Park, California
        10.26(8)               Lease Amendment #1, dated July 2, 1986, between the
                               Registrant and Amarok Bredero Partners for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.27(18)              Second Amendment to Lease, dated November 7, 1986 between
                               the Registrant and Amarok Bredero Partners for office space at 4100 Bohannon Drive, Menlo Park, California
        10.28(19)              Third Amendment to Lease, dated June 18, 1991, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.29(2)               Fourth Amendment to Lease, dated June 30, 1997, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4100 Bohannon Drive, Menlo Park, California
        10.30(9)               Menlo Oaks Corporate Center Standard Business Lease, dated
                               September 4, 1987 between the Registrant and Menlo Oaks
                               Partners, L.P. for office space at 4300/4400 Bohannon Drive,
                               Menlo Park, California
        10.31(2)               Side Letter Agreement, dated August 31, 1987, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.32(2)               Side Letter Agreement, dated October 27, 1987, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.33(19)              First Amendment to Lease, dated June 18, 1991, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.34(20)              Second Amendment to Lease, dated July 17, 1992, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.35(2)               Third Amendment to Lease, dated June 8, 1993 between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.36(21)              Fourth Amendment to Lease, dated February 10, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4300/4400 Bohannon Drive, Menlo Park, California
        10.37(2)               Fifth Amendment to Lease, dated June 30, 1997 between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4300/4400 Bohannon Drive, Menlo Park, California
        10.38(21)              Menlo Oaks Corporate Center Standard Business Lease, dated
                               February 10, 1994 between the Registrant and Menlo Oaks
                               Partners, L.P. for office space at 4600/4700 Bohannon Drive,
                               Menlo Park, California
        10.39(21)              First Amendment to Lease, dated March 17, 1994, between the
                               Registrant and Menlo Oaks Partners, L.P. for office space at
                               4600/4700 Bohannon Drive, Menlo Park, California
        10.40(2)               Second Amendment to Lease, dated September 22, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4600/4700 Bohannon Drive, Menlo Park, California
        10.41(2)               Third Amendment to Lease, dated December 28, 1994, between the Registrant and Menlo Oaks Partners, L.P. for office
                               space at 4600/4700 Bohannon Drive, Menlo Park, California
        10.42(9)               Office Lease, dated August 15, 1987, between the Registrant and Southlake Partners #1 for office space at 15961 College
                               Blvd. and 11170 Lakeview Avenue, Lenexa, Kansas
        10.43(2)               First Amendment to Office Lease, dated April 15, 1988,
                               between the Registrant and Southlake Partners #1 for office space at 15901 College Blvd., Lenexa, Kansas
        10.44(2)               Amendment to Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at
                               15901 College Blvd. (now 16011 College Blvd) Lenexa, Kansas
        10.45(2)               Office Lease, dated October 20, 1997, between the Registrant and Southlake Partners #1 for office space at 11170 Lakeview
                               Avenue, Lenexa, Kansas
        10.46(2)               Senior Secured Credit Agreement, dated December 31, 1997,
                               among Informix Software, Inc., certain banks and other
                               financial institutions that either now or in the future are parties to the agreement, BankBoston, N.A. and Canadian
                               Imperial Bank of Commerce
        10.47(2)               Pledge Agreement, dated December 31, 1997, by and between
                               the Registrant and BankBoston, N.A.
        10.48(2)               Pledge and Security Agreement, dated as of December 31,
                               1997, between Informix Software, Inc. and BankBoston, N.A.
        10.49(2)               Continuing Guaranty, dated as of December 31, 1997, by the
                               Registrant
        10.50(25)              1997 Non-Statutory Stock Option Plan and form of Stock
                               Option Agreement thereunder
        10.52(25)              Offer of Employment Letter, dated January 19, 1998, from the
                               Registrant to Gary Lloyd
        10.54(26)              Offer of Employment Letter, dated December 16, 1998, from
                               the Registrant to Howard A. Bain, III
        10.55(25)              Office Lease, dated November 10, 1994, between WVP Income
                               Plus III and Siebel Systems, L.P. (assigned to Informix
                               Corporation) for office space at 4005 Bohannon Drive,
                               including addenda and amendments thereto.
        10.56(25)              Office Lease, dated April 10, 1995, between the Registrant and 3905 Bohannon Partners for office space at 3905 Bohannon
                               Drive, including addenda thereto.
        10.57(1)               1998 Non-Statutory Stock Option Plan, as amended

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.58(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 17, 1999, between the Registrant and F. Steven Weick
        10.59(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Wayne E. Page
        10.60(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 16, 1999, between the Registrant and Jean-Yves F. Dexmier
        10.61(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Gary Lloyd
        10.62(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 12, 1999, between the Registrant and James F. Hendrickson
        10.63(30)              Informix Corporation Change of Control and Severance
                               Agreement, dated December 15, 1999, between the Registrant and Charles W. Chang
        10.64(30)              Informix Corporation/Robert J. Finocchio, Jr. Employment
                               Transition Agreement, dated July 16, 1999, between the
                               Registrant and Robert J. Finocchio, Jr.
        10.65(30)              Separation Agreement and Release of Claims, dated
                               November 23, 1999, between the Registrant and Stephanie P.
                               Schwartz
        10.66(30)              Separation Agreement and Release of Claims, dated
                               December 23, 1999, between the Registrant and Diane L.
                               Fraiman
        10.67(31)              Employment Agreement, dated February 3, 2000, between the
                               Registrant and James Foy
        10.68(31)              Part-Time Employment and Transition Agreement between the
                               Registrant and Peter Gyenes
        10.69(31)              Separation Agreement, dated March 20, 2000, between the
                               Registrant and Howard A. Bain III
        10.70(31)              Offer of Employment Letter, dated March 9, 2000, from the
                               Registrant to Laurent Mayer
        10.71(32)              Offer of Employment Letter, dated May 22, 2000, from the
                               Registrant to Yon Yoon Jorden
        10.72(33)              Offer of Employment Letter, dated July 31, 2000, between the
                               Registrant and Peter Gyenes
        10.73(33)              Informix Corporation Change of Control and Severance
                               Agreement, effective August 28, 2000, between the Registrant and Peter Gyenes
        10.74(33)              Informix Corporation Change of Control and Severance
                               Agreement, effective October 3, 2000, between the Registrant and Jamie Arnold
        10.75(33)              Indemnity Agreement, dated September 14, 2000, between the
                               Registrant and Peter Gyenes
        10.76(33)              Indemnity Agreement, dated October 3, 2000, between the
                               Registrant and Jamie Arnold
        10.77(33)              Settlement Agreement and General Release, effective
                               July 12, 2000, between the Registrant and Jean Yves Dexmier
        10.78(33)              Separation Agreement, effective September 30, 2000, between the Registrant and F. Steven Weick
        10.79(1)               Separation Agreement, effective December 19, 2000, between the Registrant and Wayne E. Page
        10.80(34)              Settlement Agreement, effective January 11, 2000, between
                               the Registrant and the Securities and Exchange Commission

EXHIBIT NO.                                           EXHIBIT TITLE
-----------                    ------------------------------------------------------------
        10.81(1)               Fourth Addendum to Industrial Real Estate Lease, dated
                               December 15, 2000, between Registrant and 3905 Bohannon
                               Partners for office space at 3905 Bohannon Drive, Menlo
                               Park, California
        21.1 (1)               Subsidiaries of the Registrant
        23.1 (1)               Consent of KPMG LLP, Independent Auditors
        23.2 (1)               Consent of Deloitte & Touche LLP, Independent Auditors
        24.1 (2)               Power of Attorney (set forth on signature page)

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

(24) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File no. 333-61843) filed with the Commission on August 19, 1998

(25) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997

(26) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998

(27) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended May 17, 1999

(28) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended August 16, 1999

(29) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended November 15, 1999

(30) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for fiscal year ended December 31, 1999

(31) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2000

(32) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 20, 2000

(33) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000

(34) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on January 19, 2000

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 23rd day of March, 2001.

                                                       INFORMIX CORPORATION

                                                       By:                /s/ PETER GYENES
                                                            --------------------------------------------
                                                                            Peter Gyenes
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                 CHAIRMAN OF THE BOARD OF DIRECTORS

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS PETER GYENES AND GARY LLOYD AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                     TITLE                         DATE
                   ---------                                     -----                         ----
               /s/ PETER GYENES
     ------------------------------------       President, Chief Executive Officer and    March 23, 2001
                (Peter Gyenes)                   Chairman of the Board of Directors

         /s/ JAMES ROBERT ARNOLD, JR.
     ------------------------------------       Vice President and Chief Financial        March 23, 2001
          (James Robert Arnold, Jr.)             Officer (Principal Financial Officer)

             /s/ LESLIE G. DENEND
     ------------------------------------       Director                                  March 23, 2001
              (Leslie G. Denend)

               /s/ JAMES L. KOCH
     ------------------------------------       Director                                  March 23, 2001
                (James L. Koch)

            /s/ THOMAS A. MCDONNELL
     ------------------------------------       Director                                  March 23, 2001
             (Thomas A. McDonnell)

             /s/ ROBERT M. MORRILL
     ------------------------------------       Director                                  March 23, 2001
              (Robert M. Morrill)

                              INFORMIX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors--KPMG LLP....................    F-2

Report of Independent Auditors--Deloitte & Touche LLP.......    F-3

Consolidated Balance Sheets.................................    F-4

Consolidated Statements of Operations.......................    F-5

Consolidated Statements of Cash Flows.......................    F-6

Consolidated Statements of Stockholders' Equity.............    F-7

Notes to Consolidated Financial Statements..................    F-9

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders--
Informix Corporation

    We have audited the accompanying consolidated balance sheets of Informix Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the financial statements of Ardent Software, Inc., a company acquired by Informix Corporation in a business combination accounted for as a pooling-of-interests as described in Note 11 to the consolidated financial statements, which statements reflect total revenues constituting 16% and 14% in fiscal 1999 and 1998, respectively, of the consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ardent Software, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Informix Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Mountain View, California
January 24, 2001

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFORMIX CORPORATION:

    We have audited the consolidated balance sheets of Ardent Software, Inc. and its subsidiaries as of December 31, 1999 (not included separately herein), and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 1999 (not included separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to those financial statements, on March 1, 2000, Ardent Software, Inc. and its subsidiaries merged into Informix Corporation. The consolidated financial statements do not include any adjustments that might result from such event.

                                          /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 28, 2000 (March 1, 2000 as to Note 1,
"Merger with Informix Corporation")

                              INFORMIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 128,420   $ 170,118
  Short-term investments....................................     88,541     102,469
  Accounts receivable, net..................................    235,429     247,196
  Deferred taxes............................................         --       5,544
  Other current assets......................................     17,330      38,056
                                                              ---------   ---------
Total current assets........................................    469,720     563,383
                                                              ---------   ---------
PROPERTY AND EQUIPMENT, net.................................     67,617      68,581
SOFTWARE COSTS, net.........................................     41,444      45,722
LONG-TERM INVESTMENTS.......................................     11,185      17,272
INTANGIBLE ASSETS, net......................................     48,258      81,843
OTHER ASSETS................................................     17,657      16,536
                                                              ---------   ---------
Total Assets................................................  $ 655,881   $ 793,337
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  27,881   $  30,694
  Accrued expenses..........................................     38,922      48,353
  Accrued employee compensation.............................     66,167      70,875
  Income taxes payable......................................     23,139      21,803
  Deferred revenue..........................................    141,735     147,118
  Advances from customers...................................     10,492      34,302
  Accrued merger, realignment and other charges.............     28,210       8,675
  Other current liabilities.................................        427       3,878
                                                              ---------   ---------
Total current liabilities...................................    336,973     365,698
                                                              ---------   ---------
OTHER NON-CURRENT LIABILITIES...............................        787       1,420
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--5,000,000
    shares authorized.......................................         --          --
    Series A-1 convertible preferred stock, 300,000 shares
      issued; none outstanding in 2000 and 1999.............         --          --
    Series B convertible preferred stock--50,000 shares
      issued; none outstanding in 2000 and 7,000 outstanding
      in 1999...............................................         --          --
  Common stock, par value $.01 per share--500,000,000 shares authorized; 280,363,000 and 275,594,000 shares issued
    and outstanding in 2000 and 1999, respectively..........      2,804       2,756
  Shares to be issued for litigation settlement.............     61,228      61,228
  Additional paid-in capital................................    632,866     632,536
  Treasury stock............................................         --      (2,956)
  Accumulated deficit.......................................   (359,132)   (260,817)
  Accumulated other comprehensive loss......................    (19,645)     (6,528)
                                                              ---------   ---------
Total stockholders' equity..................................    318,121     426,219
                                                              ---------   ---------
Total Liabilities and Stockholders' Equity..................  $ 655,881   $ 793,337
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2000         1999        1998
                                                             ----------   ----------   --------
NET REVENUES
  Licenses.................................................  $  404,421   $  535,879   $453,943
  Services.................................................     524,898      503,232    400,577
                                                             ----------   ----------   --------
                                                                929,319    1,039,111    854,520
COSTS AND EXPENSES
  Cost of software distribution............................      50,422       50,157     41,996
  Cost of services.........................................     184,581      207,979    178,458
  Sales and marketing......................................     402,569      370,701    313,642
  Research and development.................................     166,076      188,105    167,167
  General and administrative...............................     100,027       89,445     88,153
  Write-off of acquired research and development...........          --        5,052      2,600
  Merger, realignment and other charges....................     126,828       12,093      4,640
                                                             ----------   ----------   --------
                                                              1,030,503      923,532    796,656
                                                             ----------   ----------   --------
Operating income (loss)....................................    (101,184)     115,579     57,864

OTHER INCOME (EXPENSE)
  Interest income..........................................      14,339       12,362     12,424
  Interest expense.........................................        (454)      (4,504)    (6,934)
  Litigation settlement expense............................          --      (97,016)        --
  Other, net...............................................       5,002        2,574     (4,002)
                                                             ----------   ----------   --------
INCOME (LOSS) BEFORE INCOME TAXES..........................     (82,297)      28,995     59,352
  Income taxes.............................................      16,018       31,983      6,900
                                                             ----------   ----------   --------
NET INCOME (LOSS)..........................................     (98,315)      (2,988)    52,452
  Preferred stock dividend.................................        (191)        (995)    (3,478)
  Value assigned to warrants...............................          --           --     (1,982)
                                                             ----------   ----------   --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS........  $  (98,506)  $   (3,983)  $ 46,992
                                                             ==========   ==========   ========
NET INCOME (LOSS) PER COMMON SHARE
  Basic....................................................  $    (0.34)  $    (0.02)  $   0.21
                                                             ==========   ==========   ========
  Diluted..................................................  $    (0.34)  $    (0.02)  $   0.19
                                                             ==========   ==========   ========
SHARES USED IN PER SHARE CALCULATIONS
  Basic....................................................     286,138      262,645    221,344
                                                             ==========   ==========   ========
  Diluted..................................................     286,138      262,645    241,187
                                                             ==========   ==========   ========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ (98,315)  $ (2,988)  $ 52,452
Adjustments to reconcile net income (loss) to cash and cash
  equivalents provided by (used in) operating activities:
  License fees received in advance..........................    (34,506)   (81,984)   (66,069)
  Depreciation and amortization.............................     54,471     59,687     54,013
  Amortization of capitalized software......................     21,692     21,346     21,924
  Write-off of capitalized software.........................         --      2,371        771
  Write-off of long term assets.............................         --      5,894         --
  Write-off of acquired research and development............         --      5,052      2,600
  Litigation settlement.....................................         --     91,000         --
  Foreign currency transaction losses (gains)...............      1,012     (1,900)     2,641
  (Gain) loss on sales of equity securities.................     (2,895)    (2,953)       500
  (Gain) loss on disposal of property and equipment.........      4,848        (66)     2,201
  Deferred tax expense......................................      8,257      9,653      2,976
  Provisions for losses on accounts receivable..............      8,338      1,269        651
  Merger, realignment and other charges.....................    126,828     12,093      4,640
  Stock-based employee compensation.........................        531        209        943
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      9,339    (60,110)   (43,885)
    Other current assets....................................     14,293     (8,397)    53,913
    Accounts payable, accrued expenses and other
     liabilities............................................    (88,541)   (12,105)   (79,662)
    Deferred maintenance revenue............................    (10,873)     2,642     29,622
                                                              ---------   --------   --------
Net cash and cash equivalents provided by operating
  activities................................................     14,479     40,713     40,231
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale securities................   (125,841)  (124,304)   (53,054)
  Maturities of available-for-sale securities...............     87,145     38,484      9,725
  Sales of available-for-sale securities....................     53,363     31,930     24,300
Purchases of non-marketable equity securities...............     (5,500)        --     (7,009)
Proceeds from sales of equity securities....................      5,130      5,792      1,500
Purchases of property and equipment.........................    (44,616)   (29,759)   (23,538)
Proceeds from disposal of property and equipment............        166      1,248        864
Additions to software costs.................................    (32,782)   (29,083)   (21,644)
Business combinations, net of cash acquired.................         --     (3,248)     1,834
Other.......................................................        668     (1,522)    (1,143)
                                                              ---------   --------   --------
Net cash and cash equivalents used in investing
  activities................................................    (62,267)  (110,462)   (68,165)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers.....................................     10,733      6,539     11,402
Proceeds from issuance of common stock, net.................     37,204     35,635     25,145
Acquisition of common stock.................................    (33,722)        --         --
Proceeds from issuance of preferred stock, net..............         --         --     42,919
Payments for structured settlements with resellers..........       (152)    (4,135)        --
Principal payments on capital leases........................     (1,853)    (4,810)   (16,840)
Net borrowings under line of credit.........................         --        935     (6,932)
                                                              ---------   --------   --------
Net cash and cash equivalents provided by financing
  activities................................................     12,210     34,164     55,694
                                                              ---------   --------   --------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY.........         --       (733)        --
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (6,120)    (3,190)    16,152
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............    (41,698)   (39,508)    43,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    170,118    209,626    165,714
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 128,420   $170,118   $209,626
                                                              =========   ========   ========

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           PREFERRED STOCK
                                                              -----------------------------------------
                                                                  SERIES A-1             SERIES B             CLOUDSCAPE
                                                              -------------------   -------------------   -------------------
                                                               SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
(In thousands)                                                --------   --------   --------   --------   --------   --------
Balance at December 31, 1997................................     160       $ 2         50        $ 1        3,535      $ 35
                                                                ----       ---        ---        ---       ------      ----
Comprehensive income
  Net income................................................
  Other comprehensive income
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................
  Other comprehensive income................................
Comprehensive income........................................
Issuance of preferred stock of Cloudscape...................                                                2,808        28
Tax benefit arising from early disposition of stock
  options...................................................
Common stock issued under employee stock purchase and option plans.....................................................
Issuance of common stock for services.......................
Stock-based compensation expense resulting from stock
  options...................................................
Exercise of Series A-1 convertible preferred stock warrants,
  net.......................................................     140         1
Conversion of Series A-1 to common stock....................    (300)       (3)
Conversion of Series B to common stock......................                          (27)        (1)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................
Additional Series B dividend................................
Acquisition of Red Brick....................................
                                                                ----       ---        ---        ---       ------      ----
Balance at December 31, 1998................................      --       $--         23        $--        6,343      $ 63
                                                                ----       ---        ---        ---       ------      ----
Comprehensive income
  Net income................................................
  Other comprehensive income................................
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................
  Other comprehensive income................................
Comprehensive income........................................
Acquisition of Prism Solutions, Inc.........................
Conversion of Cloudscape Preferred to common stock..........                                               (6,343)      (63)
Tax benefit arising from early disposition of stock
  options...................................................
Common stock issued under employee stock purchase and option plans.....................................................
Repurchase and retirement of unvested Cloudscape options and founder's stock...........................................
Stock-based compensation expense resulting from stock
  options...................................................
Conversion of Series B to common stock......................                          (16)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................
Repayment of Cloudscape shareholder loans...................
Value of stock to be issued in Litigation Settlement........
Shares issued in Litigation Settlement......................
Adjustment to conform fiscal year of pooled company.........
                                                                ----       ---        ---        ---       ------      ----
Balances at December 31, 1999...............................      --       $--          7        $--           --      $ --
                                                                ----       ---        ---        ---       ------      ----

                                                                                        SHARES TO BE
                                                                                         ISSUED FOR

                                                                                         LITIGATION
                                                                 COMMON STOCK            SETTLEMENT        ADDITIONAL   TREASURY
                                                              -------------------   --------------------    PAID-IN      STOCK
                                                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      AMOUNT
(In thousands)                                                --------   --------   ---------   --------   ----------   --------
Balance at December 31, 1997................................  203,871     $2,039          --    $    --     $411,416    $(2,956)
                                                              -------     ------    ---------   -------     --------    -------
Comprehensive income
  Net income................................................
  Other comprehensive income
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................

  Other comprehensive income................................

Comprehensive income........................................

Issuance of preferred stock of Cloudscape...................                                                   9,991
Tax benefit arising from early disposition of stock
  options...................................................                                                   1,244
Common stock issued under employee stock purchase and option
  plans.....................................................   10,069        100                              25,052
Issuance of common stock for services.......................       46          1                                  14
Stock-based compensation expense resulting from stock
  options...................................................                                                     943
Exercise of Series A-1 convertible preferred stock warrants,
  net.......................................................                                                  32,899
Conversion of Series A-1 to common stock....................   17,413        174                                (171)
Conversion of Series B to common stock......................    6,471         65                                 (65)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................                                                  (2,178)
Additional Series B dividend................................                                                  (1,300)
Acquisition of Red Brick....................................    7,591         76                              35,838
                                                              -------     ------    ---------   -------     --------    -------
Balance at December 31, 1998................................  245,461     $2,455          --    $    --     $513,683    $(2,956)
                                                              -------     ------    ---------   -------     --------    -------
Comprehensive income
  Net income................................................
  Other comprehensive income................................
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................

  Other comprehensive income................................

Comprehensive income........................................

Acquisition of Prism Solutions, Inc.........................    8,720         86                              48,098
Conversion of Cloudscape Preferred to common stock..........    6,343         63
Tax benefit arising from early disposition of stock
  options...................................................                                                   6,784
Common stock issued under employee stock purchase and option
  plans.....................................................   10,061        101                              34,960
Repurchase and retirement of unvested Cloudscape options and
  founder's stock...........................................     (157)                                           (28)
Stock-based compensation expense resulting from stock
  options...................................................                                                     209
Conversion of Series B to common stock......................    2,223         22                                 (22)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................                                                    (995)
Repayment of Cloudscape shareholder loans...................                                                     104
Value of stock to be issued in Litigation Settlement........                                     91,000
Shares issued in Litigation Settlement......................    2,943         29                (29,772)      29,743
Adjustment to conform fiscal year of pooled company.........
                                                              -------     ------    ---------   -------     --------    -------
Balances at December 31, 1999...............................  275,594     $2,756          --    $61,228     $632,536    $(2,956)
                                                              -------     ------    ---------   -------     --------    -------


                                                                                               ACCUMULATED

                                                                                                  OTHER
                                                              ACCUMULATED    COMPREHENSIVE    COMPREHENSIVE
                                                                DEFICIT      INCOME (LOSS)    INCOME (LOSS)     TOTALS
(In thousands)                                                ------------   --------------   --------------   --------
Balance at December 31, 1997................................   $(312,301)                        $(12,055)     $ 86,181
                                                               ---------                         --------      --------
Comprehensive income
  Net income................................................      52,452          52,452                         52,452
  Other comprehensive income
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................                       5,202                          5,202
    Foreign currency translation adjustments................                       3,259                          3,259
                                                                                --------
  Other comprehensive income................................                       8,461            8,461
                                                                                --------
Comprehensive income........................................                      60,913
                                                                                ========
Issuance of preferred stock of Cloudscape...................                                                     10,019
Tax benefit arising from early disposition of stock
  options...................................................                                                      1,244
Common stock issued under employee stock purchase and option
  plans.....................................................                                                     25,152
Issuance of common stock for services.......................                                                         15
Stock-based compensation expense resulting from stock
  options...................................................                                                        943
Exercise of Series A-1 convertible preferred stock warrants,
  net.......................................................                                                     32,900
Conversion of Series A-1 to common stock....................                                                         --
Conversion of Series B to common stock......................                                                         (1)
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................                                                     (2,178)
Additional Series B dividend................................                                                     (1,300)
Acquisition of Red Brick....................................                                                     35,914
                                                               ---------                         --------      --------
Balance at December 31, 1998................................   $(259,849)                        $ (3,594)     $249,802
                                                               ---------                         --------      --------
Comprehensive income
  Net income................................................      (2,988)         (2,988)                        (2,988)
  Other comprehensive income................................
    Unrealized gain on available-for-sale securities, net of
      reclassification adjustments(1).......................                          69                             69
    Foreign currency translation adjustments................                      (3,003)                        (3,003)
                                                                                --------
  Other comprehensive income................................                      (2,934)          (2,934)
                                                                                --------
Comprehensive income........................................                      (5,922)
                                                                                ========
Acquisition of Prism Solutions, Inc.........................                                                     48,184
Conversion of Cloudscape Preferred to common stock..........                                                         --
Tax benefit arising from early disposition of stock
  options...................................................                                                      6,784
Common stock issued under employee stock purchase and option
  plans.....................................................                                                     35,061
Repurchase and retirement of unvested Cloudscape options and
  founder's stock...........................................                                                        (28)
Stock-based compensation expense resulting from stock
  options...................................................                                                        209
Conversion of Series B to common stock......................                                                         --
Accrual of 5% cumulative preferred dividends on Series B
  convertible preferred stock...............................                                                       (995)
Repayment of Cloudscape shareholder loans...................                                                        104
Value of stock to be issued in Litigation Settlement........                                                     91,000
Shares issued in Litigation Settlement......................                                                         --
Adjustment to conform fiscal year of pooled company.........       2,020                                          2,020
                                                               ---------                         --------      --------
Balances at December 31, 1999...............................   $(260,817)                        $ (6,528)     $426,219
                                                               ---------                         --------      --------

                See Notes to Consolidated Financial Statements.

                              INFORMIX CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                           PREFERRED STOCK
                                                              -----------------------------------------
                                                                  SERIES A-1             SERIES B             CLOUDSCAPE
                                                              -------------------   -------------------   -------------------
                                                               SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
(In thousands)                                                --------   --------   --------   --------   --------   --------
Balances at December 31, 1999...............................      --       $--          7        $--           --      $ --
                                                                ----       ---        ---        ---       ------      ----
Comprehensive income
  Net loss..................................................
  Other comprehensive income................................
    Unrealized loss on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................
  Other comprehensive income................................
Comprehensive income........................................
Retirement of Ardent treasury stock.........................
Exercise of stock options...................................
Common stock issued under employee stock purchase plans.....
Reversal of tax benefit arising from early disposition of
  stock options.............................................
Exercise of warrants to purchase common stock...............
Stock-based compensation expense resulting from stock
  options...................................................
Repurchase and retirement of common stock...................
Repurchase and retirement of unvested Cloudscape options and founder's stock...........................................
Repayment of Cloudscape shareholder loans...................
Conversion of Series B to common stock......................                           (7)        --
Accrual of 5% cumulative preferred dividends on Series B....
                                                                ----       ---        ---        ---       ------      ----
Balance at December 31, 2000................................      --       $--         --        $--           --      $ --
                                                                ====       ===        ===        ===       ======      ====

                                                                                        SHARES TO BE
                                                                                         ISSUED FOR

                                                                                         LITIGATION
                                                                 COMMON STOCK            SETTLEMENT        ADDITIONAL   TREASURY
                                                              -------------------   --------------------    PAID-IN      STOCK
                                                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      AMOUNT
(In thousands)                                                --------   --------   ---------   --------   ----------   --------
Balances at December 31, 1999...............................  275,594     $2,756          --    $61,228     $632,536    $(2,956)
                                                              -------     ------    ---------   -------     --------    -------
Comprehensive income
  Net loss..................................................
  Other comprehensive income................................
    Unrealized loss on available-for-sale securities, net of
      reclassification adjustments(1).......................
    Foreign currency translation adjustments................

  Other comprehensive income................................

Comprehensive income........................................

Retirement of Ardent treasury stock.........................                                                  (2,956)     2,956
Exercise of stock options...................................    7,222         72                              26,265
Common stock issued under employee stock purchase plans.....    2,043         21                               9,692
Reversal of tax benefit arising from early disposition of
  stock options.............................................                                                    (488)
Exercise of warrants to purchase common stock...............      412          4                               1,068
Stock-based compensation expense resulting from stock
  options...................................................                                                     531
Repurchase and retirement of common stock...................   (6,400)       (64)                            (33,658)
Repurchase and retirement of unvested Cloudscape options and
  founder's stock...........................................     (139)        (1)                                (37)
Repayment of Cloudscape shareholder loans...................                                                     120
Conversion of Series B to common stock......................    1,631         16                                 (16)
Accrual of 5% cumulative preferred dividends on Series B....                                                    (191)
                                                              -------     ------    ---------   -------     --------    -------
Balance at December 31, 2000................................  280,363     $2,804          --    $61,228     $632,866    $    --
                                                              =======     ======    =========   =======     ========    =======


                                                                                               ACCUMULATED

                                                                                                  OTHER
                                                              ACCUMULATED    COMPREHENSIVE    COMPREHENSIVE
                                                                DEFICIT      INCOME (LOSS)    INCOME (LOSS)     TOTALS
(In thousands)                                                ------------   --------------   --------------   --------
Balances at December 31, 1999...............................   $(260,817)                        $ (6,528)     $426,219
                                                               ---------                         --------      --------
Comprehensive income
  Net loss..................................................     (98,315)        (98,315)                       (98,315)
  Other comprehensive income................................
    Unrealized loss on available-for-sale securities, net of
      reclassification adjustments(1).......................                      (7,332)                        (7,332)
    Foreign currency translation adjustments................                      (5,785)                        (5,785)
                                                                                --------
  Other comprehensive income................................                     (13,117)         (13,117)
                                                                                --------
Comprehensive income........................................                    (111,432)
                                                                                ========
Retirement of Ardent treasury stock.........................                                                         --
Exercise of stock options...................................                                                     26,337
Common stock issued under employee stock purchase plans.....                                                      9,713
Reversal of tax benefit arising from early disposition of
  stock options.............................................                                                       (488)
Exercise of warrants to purchase common stock...............                                                      1,072
Stock-based compensation expense resulting from stock
  options...................................................                                                        531
Repurchase and retirement of common stock...................                                                    (33,722)
Repurchase and retirement of unvested Cloudscape options and
  founder's stock...........................................                                                        (38)
Repayment of Cloudscape shareholder loans...................                                                        120
Conversion of Series B to common stock......................                                                         --
Accrual of 5% cumulative preferred dividends on Series B....                                                       (191)
                                                               ---------                         --------      --------
Balance at December 31, 2000................................   $(359,132)                        $(19,645)     $318,121
                                                               =========                         ========      ========

----------------------------------
(1) Disclosure of reclassification amount for the years ended:

                                                                2000        1999        1998
                                                              --------    --------    --------
Net unrealized gain (loss) on available-for-sale securities
  arising during period.....................................  $(7,648)    $ 5,189      $7,059
Tax (expense) or benefit on unrealized gain (loss) arising
  during period.............................................    3,211      (1,439)     (1,857)
Less: reclassification adjustment for net gains included in
  net income (loss).........................................   (2,895)     (3,681)         --
                                                              -------     -------      ------
Net unrealized gain (loss) on available-for-sale
  securities................................................  $(7,332)    $    69      $5,202
                                                              =======     =======      ======

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

    BASIS OF PRESENTATION. The consolidated financial statements have been prepared to give retroactive effect to the merger with Cloudscape, Inc. ("Cloudscape") on October 8, 1999 and the merger with Ardent Software Inc. ("Ardent") on March 1, 2000. The consolidated financial statements also reflect Ardent's merger with Unidata, Inc. ("Unidata") in February 1998. The mergers were accounted for as poolings of interests and, accordingly, the consolidated financial statements have been restated for all periods presented as if Cloudscape, Ardent, Unidata and the Company had always been combined.

    Prior to the Cloudscape merger, Cloudscape's fiscal year ended March 31. In recording the pooling-of-interests combination, Informix's statement of operations for the year ended December 31, 1998 has been combined with the Cloudscape statement of operations for the year ended March 31, 1999. As a consequence, the results of Cloudscape for the three-month period ended
March 31, 1999 are included in the results of operations for both the year ended December 31, 1998 and the year ended December 31, 1999. Cloudscape revenues and net loss for the three-month period ended March 31, 1999 were $347,000 and $2,020,000, respectively. The consolidated balance sheet of Informix at December 31, 1998 has been combined with the balance sheet of Cloudscape as of March 31, 1999.

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

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company recorded net foreign currency transaction losses of $0.3 million, $0.3 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As the Company's contracts are not designated and effective as hedges for financial reporting, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward currency exchange markets and thus the Company has unhedged exposures in these currencies.

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

    REVENUE RECOGNITION. Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, revenue is recognized when the arrangement fee becomes due and payable.

    The Company's specific policies for recognition of license revenues and services revenues are as follows:

    LICENSE REVENUE. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software.

    If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized under the completed contract method of contract accounting. The Company's arrangements generally do not include services that are essential to the functionality of the software.

    Revenue for transactions with application vendors, OEMs, and distributors is generally recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances on an estimated basis. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller.

    SERVICE REVENUE. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis where all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract.

    During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB
No. 101"). The adoption of SAB No. 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

    ADVANCES FROM CUSTOMERS. Amounts received in advance of revenue being recognized are recorded as a liability on the accompanying financial statements. The Company's license arrangements with some of its customers provide contractually for a non-refundable fee payable by the customer in single or multiple installment(s) at the initiation or over the term of the license arrangement. If the Company fails to comply with certain contractual terms of a specific license agreement, the Company could be required to refund the amount(s) received to the customer.

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECEIVABLES FINANCING ARRANGEMENTS. Prior to 2000, the Company periodically sold certain accounts receivable to financial institutions. Such factoring arrangements are treated as sales, since the Company relinquishes control and all rights over the accounts that are transferred to the financial institution. Receivables sold under these arrangements totaled approximately $10.8 million in 1999 and $13.2 million in 1998. These sales were typically done on a limited recourse basis, and any potential losses were evaluated at the time the asset was sold. To date, no losses on factored receivables have been incurred and the fee charged to the Company by the factor has been recorded as interest expense.

    SOFTWARE COSTS. The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company uses a detail program design approach in determining technological feasibility. Software costs also include amounts paid for purchased software and outside development on products which have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company recorded amortization of $21.7 million, $21.3 million and $21.9 million of software costs in 2000, 1999 and 1998, respectively, in cost of software distribution.

    The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1
(SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. During the years ended
December 31, 2000 and 1999, the Company capitalized approximately $3.3 million and $2.8 million under SOP 98-1, which will be amortized over the estimated useful life of the software developed, which is generally three years. During 2000, $2.4 million of software costs previously capitalized under SOP 98-1 were written off to sales and marketing expense when the Company determined that it was no longer probable that the development of a project would be completed.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation and amortization which is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 36 to 48 months are used on computer equipment, and an estimated useful life of seven years is used for furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or seven years. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of property and equipment to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    BUSINESSES ACQUIRED. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Intangible

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets are amortized on a straight-line basis over their estimated useful lives, which to date range from three to ten years. As of December 31, 2000, and 1999, the Company had $86.1 million and $115.0 million of intangible assets, with accumulated amortization of $37.8 million and $33.2 million, respectively, as a result of these acquisitions. Management periodically reviews intangible assets for impairment indicators. At the time management determines the existence of such indicators, the Company uses undiscounted cash flows of the acquired business over the remaining amortization period to initially determine whether impairment should be recognized. The Company then performs a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time. The carrying-value of identifiable intangible assets are reviewed in a manner consistent with the policy for reviewing impairment of property and equipment, as described above.

    STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    CONCENTRATION OF CREDIT RISK. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. No single customer accounted for 10% or more of the consolidated net revenues of the Company in 2000, 1999 or 1998.

    CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND LONG-TERM
INVESTMENTS. The Company considers liquid investments purchased with an original remaining maturity of three months or less to be cash equivalents. Investments with an original remaining maturity of more than three months and which represent cash available for current operations are considered to be short-term investments. All other investments are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income
(loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company realized gross gains of approximately $2.9 million and $3.7 million on the sale of available-for-sale marketable securities during 2000 and 1999, respectively. Realized losses during 2000 and 1999 were not significant and during 1998 realized gains and losses were not significant.

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

                              INFORMIX CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not otherwise have significant influence over the investee. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. When the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to fair value.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices.

    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

    SUPPLEMENTAL CASH FLOW DATA. The Company paid income taxes in the net amount of $4.3 million and $10.3 million during 2000 and 1999, respectively, and received a refund in the net amount of $31.0 million during 1998.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted
SFAS 133 in the first quarter of 2001, and such adoption did not have a material effect on the Company's results of operations or financial position.

NOTE 2--BALANCE SHEET COMPONENTS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Accounts receivable, net:
  Receivables...............................................  $ 249,663   $ 264,077
  Less: allowance for doubtful accounts.....................    (14,234)    (16,881)
                                                              ---------   ---------
                                                              $ 235,429   $ 247,196
                                                              =========   =========
Property and equipment, net:
  Computer equipment........................................  $ 164,666   $ 200,651
  Furniture and fixtures....................................     33,323      47,601
  Leasehold improvements....................................     30,356      30,500
  Buildings and other.......................................      2,772       2,837
                                                              ---------   ---------
                                                                231,117     281,589
  Less: accumulated depreciation and amortization...........   (163,500)   (213,008)
                                                              ---------   ---------
                                                              $  67,617   $  68,581
                                                              =========   =========
Software costs, net:
  Capitalized software development costs....................  $  67,949   $  75,230
  Less: accumulated amortization............................    (26,505)    (29,508)
                                                              ---------   ---------
                                                              $  41,444   $  45,722
                                                              =========   =========
Long-term investments:
  Marketable equity securities (Note 3).....................  $   3,874   $  12,466
  Investments in privately-held companies...................      7,311       4,806
                                                              ---------   ---------
                                                              $  11,185   $  17,272
                                                              =========   =========

                              INFORMIX CORPORATION

NOTE 3--FINANCIAL INSTRUMENTS

    The following is a summary of available-for-sale debt and marketable equity securities:

                                                                   AVAILABLE-FOR-SALE
                                                                       SECURITIES
                                                                 -----------------------
                                                                   GROSS        GROSS
                                                                 UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 2000                                       COST       GAINS        LOSSES     FAIR VALUE
-----------------                                     --------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. treasury securities............................  $ 24,532     $   69       $   (23)    $ 24,578
Commercial paper, corporate bonds and medium-term
  notes.............................................    69,855        539           (76)      70,318
Municipal bonds.....................................    16,352          6            --       16,358
                                                      --------     ------       -------     --------
  Total debt securities.............................   110,739        614           (99)     111,254
Marketable equity securities........................     7,217      1,487        (4,830)       3,874
                                                      --------     ------       -------     --------
                                                      $117,956     $2,101       $(4,929)    $115,128
                                                      ========     ======       =======     ========

Amounts included in cash and cash equivalents.......  $ 22,666     $   48       $    (1)    $ 22,713
Amounts included in short-term investments..........    88,073        566           (98)      88,541
Amounts included in long-term investments...........     7,217      1,487        (4,830)       3,874
                                                      --------     ------       -------     --------
                                                      $117,956     $2,101       $(4,929)    $115,128
                                                      ========     ======       =======     ========
DECEMBER 31, 1999
U.S. treasury securities............................  $ 30,118     $    4       $  (179)    $ 29,943
Commercial paper, corporate bonds and medium-term
  notes.............................................   104,229        336          (444)     104,121
Municipal bonds.....................................    11,733         --           (20)      11,713
                                                      --------     ------       -------     --------
  Total debt securities.............................   146,080        340          (643)     145,777
Marketable equity securities........................     4,448      8,018            --       12,466
                                                      --------     ------       -------     --------
                                                      $150,528     $8,358       $  (643)    $158,243
                                                      ========     ======       =======     ========

Amounts included in cash and cash equivalents.......  $ 43,275     $   33       $    --     $ 43,308
Amounts included in short-term investments..........   102,805        307          (643)     102,469
Amounts included in long-term investments...........     4,448      8,018            --       12,466
                                                      --------     ------       -------     --------
                                                      $150,528     $8,358       $  (643)    $158,243
                                                      ========     ======       =======     ========

    Maturities of debt securities at market value at December 31, 2000 are as follows (in thousands):

Mature in one year or less..................................  $ 60,280
Mature after one year through five years....................    50,974
                                                              --------
                                                              $111,254
                                                              ========

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

    The table below summarizes by currency the contractual amounts of the Company's foreign currency forward exchange contracts at December 31, 2000 and December 31, 1999. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the related fair value. As the Company's foreign currency forward contracts are not accounted for as hedges, they are carried at fair value. Fair value represents the prevailing financial market information as of December 31, 2000 and 1999. All contracts mature within twelve months.

FORWARD CONTRACTS

AT DECEMBER 31, 2000                                          CONTRACT AMOUNT   FAIR VALUE
--------------------                                          ---------------   ----------
                                                                     (IN THOUSANDS)
Forward currency to be sold under contract:
  Euro......................................................      $25,666          $  49
  Japanese Yen..............................................        8,491             95
  Australian Dollar.........................................        7,546             25
  Taiwan Dollar.............................................        4,319           (162)
  Korean Won................................................        3,937            (32)
  Swiss Franc...............................................        2,797             10
  German Deutschmark........................................        2,490              7
  Singapore Dollar..........................................        2,382             16
  South African Rand........................................        2,815            (33)
  French Franc..............................................        2,151              5
  Thailand Bhat.............................................        2,285             --
  Czech Koruna..............................................        1,887              7
  Other (individually less than $1 million).................        1,549             (2)
                                                                  -------          -----
Total.......................................................      $68,315          $ (15)
                                                                  =======          =====
Forward currency to be purchased under contract:
  British Pound.............................................      $10,843          $ (18)
  Other (individually less than $1 million).................          530             (2)
                                                                  -------          -----
Total.......................................................      $11,373          $ (20)
                                                                  =======          =====
Grand Total.................................................      $79,688          $ (35)
                                                                  =======          =====

                              INFORMIX CORPORATION

NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

AT DECEMBER 31, 1999                                          CONTRACT AMOUNT   FAIR VALUE
--------------------                                          ---------------   ----------
                                                                     (IN THOUSANDS)
Forward currency to be sold under contract:
  Euro......................................................      $33,352          $ 198
  Korean Won................................................        5,314            (23)
  Australian Dollar.........................................        3,116             (7)
  Czech Koruna..............................................        2,620              1
  German Mark...............................................        2,013            122
  Thai Bhat.................................................        1,852            (12)
  Singapore Dollar..........................................        1,814             13
  French Franc..............................................        1,749            104
  Other (individually less than $1 million).................        3,687            (35)
                                                                  -------          -----
Total.......................................................      $55,517          $ 361
                                                                  =======          =====
Forward currency to be purchased under contract:
  British Pound.............................................      $34,445          $ (52)
  Japanese Yen..............................................        2,484            (36)
  Other (individually less than $1 million).................        2,480            (57)
                                                                  -------          -----
Total.......................................................      $39,409          $(145)
                                                                  =======          =====
Grand Total.................................................      $94,926          $ 216
                                                                  =======          =====

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

    As of December 31, 2000 and 1999, other than foreign currency forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

NOTE 5--PREFERRED STOCK

    In connection with the conversion of the Company's Series A Convertible Preferred Stock ("Series A Preferred") to Series A-1 Convertible Stock
("Series A-1 Preferred") in 1997, a warrant for 140,000 shares of Series A Preferred became a warrant for 140,000 shares of Series A-1 Preferred Stock. The aggregate purchase price is up to $35.0 million. The Series A-1 Preferred shares are generally not entitled to vote on corporate matters.

    The Series A-1 Preferred shares are convertible into common shares at any time, at the holder's option, at a per share price equal to 101% of the average price of the Company's common stock for the 30 days ending five trading days prior to conversion, but not greater than the lesser of (i) 105% of the common stock's average price of the first five trading days of such thirty day period, or (ii) $12 per share. If not converted prior, the Series A-1 Preferred will automatically convert into common shares eighteen months after their issuance, subject to extension of the automatic conversion date in certain defined circumstances of default. However, if at the time of conversion, the aggregate number of shares of common stock already issued and to be issued as a result of the conversion of the shares of the Series A-1

                              INFORMIX CORPORATION

NOTE 5--PREFERRED STOCK (CONTINUED)
Convertible Preferred Stock were to exceed 19.9% of the total number of shares of then outstanding common stock, then such excess does not convert unless or until stockholder approval is obtained.

    In 1998, the holders of the Series A-1 Preferred Stock exercised warrants to purchase 140,000 additional shares of Series A-1 Preferred at $250 per share, resulting in net proceeds to the Company of $32.9 million. In addition, the Series A-1 Preferred stockholders converted 300,000 shares of Series A-1 Preferred into 17,412,433 shares of the Company's Common Stock. As a result of these conversions, no Series A-1 Preferred Stock or Series A-1 Preferred Warrants were outstanding at December 31, 1998 or thereafter.

    In November 1997, the Company sold 50,000 shares of newly authorized
Series B Convertible Preferred Stock ("Series B Preferred"), face value $1,000 per share, for aggregate proceeds of $50.0 million. Such shares are generally not entitled to vote on corporate matters. In connection with this original offering, the Company also agreed to issue a warrant upon conversion of such Series B Preferred to purchase 20% of the shares of Common Stock into which the Series B Preferred is convertible, but no less than 1,500,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Company also agreed to issue additional warrants to purchase up to an aggregate of 200,000 shares at a per share exercise price which is presently indeterminable and will depend on the trading price of the Common Stock of the Company in the period prior to the conversion of the Series B Preferred. The Series B Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance, and upon the occurrence of certain events, including a merger. The Series B Preferred will automatically convert into Common Stock three years following the date of its issuance. Each Series B Preferred share is convertible into the number of shares of Common Stock at a per share price equal to the lowest of (i) the average of the closing prices for the Common Stock for the 22 days immediately prior to the 180th day following the initial issuance date,
(ii) 101% of the average closing price for the 22 trading days prior to the date of actual conversions, or (iii) 101% of the lowest closing price for the Common Stock during the five trading days immediately prior to the date of actual conversion. The conversion price of the Series B Preferred is subject to modification and adjustment upon the occurrence of certain events. The Company reserved 22.8 million shares of Common Stock for issuance upon conversion of the Series B Preferred and upon the exercise of the Series B Warrants. The Series B Preferred accrues cumulative dividends at an annual rate of 5% of per share face value. The dividend is generally payable upon the conversion or redemption of the Series B Preferred, and may be paid in cash or, at the holder's election, in shares of Common Stock.

    During 1998, holders of the Series B Preferred Stock converted a total of 26,700 shares of Series B Preferred into 6,471,647 shares of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 1,494,319 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $1,170,068 to such stockholders. Also during 1998, the Company issued a warrant pursuant to the provisions of the Series B Preferred to purchase up to an additional 50,000 shares of Common Stock at a purchase price of $7.84 per share to a financial advisor of the Company in connection with services provided by such financial advisor related to the sale of shares of the Series B Preferred in November 1997.

    During 1999, holders of the Series B Preferred Stock converted a total of 16,300 shares of Series B Preferred into 2,223,156 shares of the Company's Common Stock. In connection with such conversions, the Company also issued such Series B Preferred Stockholders warrants to purchase up to 444,628 shares of

                              INFORMIX CORPORATION

NOTE 5--PREFERRED STOCK (CONTINUED)
Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $1,528,699 to such stockholders.

    During 2000, the sole remaining holder of the Company's Series B Preferred Stock converted all 7,000 shares of the Company's remaining Series B Preferred Stock into 1,630,751 shares of the Company's Common Stock. In connection with this conversion, the Company also issued this Series B Preferred Stockholder a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends, which were previously accrued, in the amount of $932,055 to this stockholder. As of December 31, 2000, no Series B Convertible Preferred Stock was outstanding and approximately 2,303,000
Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84.

    The fair value of the warrants issued in connection with the Series A-1 Preferred and Series B Preferred was deemed to be a discount to the conversion price of the respective equity instruments available to the preferred stockholders. The discounts were recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period during which the preferred stockholders could realize this return, immediate for the Series A-1 Preferred and six months for the Series B Preferred. The discount has been accreted to additional paid in capital (accumulated deficit) in the Company's balance sheet and has been disclosed as a decrease in the amount available to common stockholders on the face of the Company's statements of operations and for purposes of computing net income (loss) per share. The fair value assigned to the warrants is based on an independent appraisal performed by a nationally recognized investment banking firm.

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

                              INFORMIX CORPORATION

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                 2000         1999         1998
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).........................................   $(98,315)    $ (2,988)    $  52,452
  Preferred stock dividends.................................       (191)        (995)       (3,478)
  Value assigned to warrants................................         --           --        (1,982)
                                                               --------     --------     ---------
  Numerator for basic and diluted net income (loss) per
    common share............................................   $(98,506)    $ (3,983)    $  46,992

Denominator:
  Denominator for basic net income (loss) per common share--
    Weighted-average shares outstanding.....................    280,082      257,220       221,344
    Weighted-average shares to be issued for litigation
      settlement............................................      6,056        5,425            --
                                                               --------     --------     ---------
                                                                286,138      262,645       221,344
                                                               --------     --------     ---------
  Effect of dilutive securities:
    Employee stock options and restricted common stock......         --           --        11,047
    Series A-1 convertible preferred stock and warrants.....         --           --         2,748
    Cloudscape convertible preferred stock..................         --           --         5,794
    Ardent warrants.........................................         --           --           254
                                                               --------     --------     ---------
  Denominator for diluted net income (loss) per common
    share--adjusted weighted-average shares and assumed
    conversions.............................................    286,138      262,645       241,187
                                                               ========     ========     =========
Basic net income (loss) per common share....................   $  (0.34)    $  (0.02)    $    0.21
                                                               ========     ========     =========
Diluted net income (loss) per common share..................   $  (0.34)    $  (0.02)    $    0.19
                                                               ========     ========     =========

    The Company excluded potentially dilutive securities for each period presented from its diluted EPS computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and, therefore, these securities were

                              INFORMIX CORPORATION

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE (CONTINUED) anti-dilutive. A summary of the excluded potentially dilutive securities and the related exercise/conversion features follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Potentially dilutive securities:
Stock options...............................................   47,121     40,109     12,187
Contingently issuable shares for litigation settlement......   12,730         --         --
Common Stock Warrants
  Series B..................................................    2,303      2,168      1,750
  Ardent Warrants...........................................       --        400         --
Series B Convertible Preferred Stock
  Preferred Shares..........................................       --          7         23
  Equivalent common shares upon assumed conversion..........      887      2,568      7,901
Cloudscape Restricted Common Stock..........................       36        212         --

    The stock options have per share exercise prices ranging from $0.05 to $28.10, $0.05 to $33.25, and $6.75 to $42.09, at December 31, 2000, 1999 and
1998, respectively.

    As part of the Company's settlement of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares ("settlement shares") of the Company's Common Stock at a guaranteed value of $91 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. The Company will issue the remainder of the settlement shares after the claims administrator notifies the Company that it has processed all of the claims submitted by class members. Based on the average closing price of the Company's Common Stock for the twenty consecutive trading days prior to December 31, 2000, it is estimated that the Company would have been obligated to issue an additional 12.7 million shares to satisfy the stock price guarantee ("contingently issuable shares").

    The warrants to purchase shares of Common Stock of the Company (the
"Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of Common Stock of the Company. Upon conversion of the Series B Preferred, the holders are eligible to receive Series B Warrants to purchase that number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred is convertible. As of December 31, 2000, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. As of December 31, 2000, there was no Series B Convertible Preferred Stock outstanding as all remaining shares were converted into shares of common stock in July 2000.

    During 1996, Ardent issued warrants to existing stockholders to acquire approximately 400,000 shares of its common stock at an exercise price of $2.45. In February 2000, prior to the merger, all warrants were exercised.

                              INFORMIX CORPORATION

NOTE 6--NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
    Certain of the outstanding shares issued in exchange for Cloudscape common stock and held by employees are subject to repurchase upon termination of employment. The number of shares subject to this repurchase right decreases as the shares vest over time, generally for four years. As of December 31, 2000, 1999 and 1998, 36,000, 212,000, and 1,407,000, shares, respectively, were subject to repurchase at a weighted-average exercise price of $0.23, $0.24, and $0.13, respectively.

NOTE 7--EMPLOYEE BENEFIT PLANS

OPTION PLANS

    In February 1989, the Company adopted the 1989 Outside Directors Stock Option Plan, whereby non-employee directors are automatically granted 15,000 non-qualified stock options upon election or re-election to the Board of Directors. One-third of the options vest and become exercisable in each full year of the Outside Director's continuous service as a director of the Company. A total of 1,600,000 shares have been authorized for issuance under the 1989 Plan, of which 515,000 shares are reserved for future issuance as of December 31, 2000.

    In April 1994, the Company adopted the 1994 Stock Option and Award Plan (the "1994 Plan"). Incentive Stock Options, Nonqualified Stock Options, Performance Shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Compensation Committee may grant awards, provided that during any fiscal year of the Company, no participant shall receive stock options covering more than 250,000 shares or Performance Shares covering more than 100,000 shares. However, the committee may grant up to 500,000 shares during any fiscal year of the Company in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, the Company's Board of Directors approved an amendment to this Plan whereby the options are generally not exercisable until one year from the date of grant. A total of 24,000,000 shares have been authorized for issuance under the 1998 Plan, of which 1,770,000 shares are reserved for future issuance as of December 31, 2000.

    In July 1997, the Company adopted the 1997 Non-Statutory Stock Option Plan ("the 1997 Stock Plan"), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board or committee delegated such duties by the Board. A total of 1,015,000 shares have been authorized for issuance under the 1997 Stock Plan, none of which are reserved for future issuance as of December 31, 2000.

    In December 1997, the Company's Board of Directors authorized the repricing of outstanding options to purchase Common Stock under the Company's stock option plans. Employees were eligible to participate only if they remained actively employed at the effective date of the repricing and were only permitted to exchange options granted and outstanding prior to May 1, 1997. The repricing/option exchange was effective January 9, 1998 (the "Repricing Effective Date"). The repricing program offered eligible employees the opportunity to exchange eligible outstanding options with exercise prices in excess of the closing sales price of the Company's Common Stock on the Repricing Effective Date for a new option with an exercise price equal to such price. Other than the exercise price, each new option issued upon exchange has terms substantially equivalent to the surrendered option, including the number of shares, vesting terms and expiration except that options issued in connection with the exchange may not be exercised for a period of one year from the Repricing Effective Date. In addition, Officers and Directors of

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED) the Company were not eligible to have their shares repriced. The exercise price for repriced options was $5.0938, the closing sales price of the Company's Common Stock on the Repricing Effective Date.

    In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan ("the 1998 Stock Option Plan"). Options can be granted to employees and consultants with terms which are determined by the Board or committee delegated such duties by the Board. A total of 15,500,000 shares have been authorized for issuance under the 1998 Stock Plan, of which 1,617,000 shares are reserved for future issuance as of December 31, 2000.

    As a result of its acquisition of Red Brick Systems, Inc. ("Red Brick") in December 1998, the Company assumed all outstanding Red Brick stock options. Each Red Brick stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of 0.6 shares of Informix Common Stock for each one share of Red Brick Common Stock, and the exercise price was adjusted by dividing the exercise price by 0.6.

    As a result of its acquisition of Ardent in March 2000, the Company assumed all outstanding Ardent stock options. Each Ardent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of 3.5 shares of Informix Common Stock for each one share of Ardent Common Stock, and the exercise price was adjusted by dividing the exercise price by 3.5.

    As a result of its acquisition of Cloudscape, Inc. ("Cloudscape") in October 1999, the Company assumed all outstanding Cloudscape stock options. Each Cloudscape stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of approximately
0.56 shares of Informix Common Stock for each one share of Cloudscape Common Stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.56.

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
    Following is a summary of activity for all stock option plans for the three years ended December 31, 2000:

                                                               NUMBER OF    WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              -----------   ----------------
Outstanding at December 31, 1997............................   33,922,370        $5.30
Options granted.............................................   21,900,385         4.45
Options assumed.............................................    2,466,727         5.40
Options exercised...........................................   (7,927,561)        2.06
Options canceled............................................  (10,008,877)        8.41
                                                              -----------        -----
Outstanding at December 31, 1998............................   40,353,044         4.71
Options granted.............................................   13,102,052         8.14
Options assumed.............................................    2,212,781         3.76
Options exercised...........................................   (8,441,804)        3.04
Options canceled............................................   (7,117,793)        6.55
                                                              -----------        -----
Outstanding at December 31, 1999............................   40,108,280         5.77
Options granted.............................................   24,801,805         6.71
Options exercised...........................................   (7,222,002)        3.64
Options canceled............................................  (10,567,200)        7.50
                                                              -----------        -----
Outstanding at December 31, 2000............................   47,120,883        $6.20
                                                              ===========        =====

    The following table summarizes information about options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          --------------------------------------   ------------------------
                                             NUMBER        WEIGHTED                   NUMBER
                                           OUTSTANDING      AVERAGE     WEIGHTED    EXERCISABLE    WEIGHTED
                                              AS OF        REMAINING    AVERAGE        AS OF       AVERAGE
                                          DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                      2000           LIFE        PRICE         2000         PRICE
------------------------                  -------------   -----------   --------   -------------   --------
$0.050 to $2.858.......................      5,858,459        6.49      $ 2.287       5,119,198    $ 2.260
$2.929 to $4.590.......................      4,355,193        7.95        3.760       1,461,486      3.698
$4.750 to $4.938.......................     13,693,685        9.52        4.937         814,011      4.932
$5.063 to $6.750.......................      7,299,159        7.48        5.467       4,473,613      5.459
$6.781 to $9.031.......................      8,448,520        8.13        7.719       3,035,893      7.937
$9.126 to $12.500......................      5,404,861        8.20       10.425       1,967,501     10.627
$14.063 to $28.100.....................      2,061,007        9.00       16.174          97,602     21.357
                                            ----------                               ----------
$0.050 to $28.100......................     47,120,884        8.26        6.201      16,969,304      5.451
                                            ==========                               ==========

    At December 31, 1999 and 1998, respectively, 14,331,842 and 13,242,144 options were exercisable in connection with all stock option plans.

EMPLOYEE STOCK PURCHASE PLAN

    In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The Company has reserved 4,000,000 shares of Common Stock for issuance under the 1997

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
ESPP. The 1997 ESPP permits participants to purchase Common Stock through payroll deductions of up to 15 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 2000, 1999 and 1998, the Company issued approximately 2,043,000 shares, 1,187,000 shares and 1,613,000 shares, respectively, under the 1997 ESPP.

    Ardent's Employee Stock Purchase Plan ("the Purchase Plan") provided for the purchase of common stock at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. Ardent issued 432,000 and 528,000 shares in 1999 and 1998, respectively, under the Purchase Plan. This plan was terminated in April, 2000.

STOCK-BASED COMPENSATION

    Pro forma information regarding the net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model.

    The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                      OPTIONS                               ESPP
                                          --------------------------------    --------------------------------
                                            2000        1999        1998        2000        1999        1998
                                          --------    --------    --------    --------    --------    --------
Expected life (years)...................    4.5          4.5         4.5        .25           .25         .25
Expected volatility.....................     90%       70-73%      64-73%        90%        70-73%      56-95%
Risk-free interest rate.................    5.8%         5.7%        4.7%       5.9%      4.6-5.1%    4.7-5.3%

    For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the award's vesting period (for options) and the three month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                                   2000        1999        1998
                                                                ----------   ---------   ---------
                                                                (IN THOUSANDS EXCEPT FOR PER SHARE
                                                                           INFORMATION)
Net income (loss) applicable to common
  stockholders...................................  As reported  $ (98,506)   $ (3,983)    $46,992
                                                   Pro forma     (140,654)    (45,289)      7,050
Net income (loss) per common share:
  Basic..........................................  As reported  $   (0.34)   $  (0.02)    $  0.21
                                                   Pro forma        (0.49)      (0.17)       0.03
  Diluted........................................  As reported      (0.34)      (0.02)       0.19
                                                   Pro forma        (0.49)      (0.17)       0.03

                              INFORMIX CORPORATION

NOTE 7--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The weighted-average fair value of the options granted during 2000, 1999 and 1998 was $4.70, $5.24 and $3.58 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the ESPP during 2000, 1999 and 1998 were $1.97, $2.27 and $1.72 per share, respectively.

401(k) PLAN

    The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee's contribution up to a maximum of $2,500. The Company's matching contributions to this 401(k) plan for 2000, 1999 and 1998 were $4.9 million, $4.2 million and $3.5 million, respectively.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    In the past, the Company has leased certain computer and office equipment under capital leases having terms of three-to-five years. During 2000, the Company did not enter into any new capital lease arrangements and during 1999 and 1998, did not finance a significant amount of equipment purchases under capital lease arrangements. Amounts capitalized for such leases are included on the consolidated balance sheets as property and equipment and at December 31, 2000 the amount was not significant. As of December 31, 1999, computer and office equipment under capital leases included in property and equipment was $8.8 million and accumulated amortization was $7.1 million. Amortization of the cost of leased equipment is included in depreciation expense.

    The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $44.0 million, $42.4 million and $34.7 million in 2000, 1999 and 1998, respectively.

    The Company had a twenty-year capital lease on one of its operating facilities, which commenced in November 1994. In March 1998, the Company renegotiated this lease. As part of the renegotiation, the term of the lease was modified and reduced from 20 years to 14 years. As a result, the lease no longer qualified as a capital lease and had been reclassified as an operating lease. In connection with this reclassification, the Company removed the asset and liability from the balance sheet and recorded a net gain of approximately
$0.6 million as a component of other income (expense) in 1998.

    In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $68.6 million. In the fourth quarter of 1997, the Company assigned the lease to an unrelated third party. The Company remains contingently liable for minimum lease payments under this assignment.

                              INFORMIX CORPORATION

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments, by year and in the aggregate, under the capital and non-cancelable operating leases (excluding the assigned lease mentioned above) as of December 31, 2000, are as follows:

                                                                                NON-CANCELABLE
YEAR ENDING DECEMBER 31                                       CAPITAL LEASES   OPERATING LEASES
-----------------------                                       --------------   ----------------
                                                                       (IN THOUSANDS)
2001........................................................       $51             $ 36,312
2002........................................................         2               26,880
2003........................................................        --               15,318
2004........................................................        --                6,091
2005........................................................        --                3,778
Thereafter..................................................        --                8,309
                                                                   ---             --------
Total payments..............................................        53             $ 96,688
                                                                                   ========
Less: amount representing interest..........................         2
                                                                   ---
Present value of minimum lease payments.....................        51
Less current portion........................................        49
                                                                   ---
                                                                   $ 2
                                                                   ===

    The Company has several active software development and service provider contracts with third-party technology providers. These agreements contain financial commitments by the Company of $8.3 million and $4.7 million in fiscal 2001 and 2002, respectively. In addition, the Company makes annual payments of approximately $1.8 million to third-party technology providers, and will continue to do so for such period as the Company utilizes the related technology in its products.

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

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)
    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below by year:

                                                  NORTH                                LATIN
                                                 AMERICA     EUROPE    ASIA/PACIFIC   AMERICA    OTHER(3)      TOTAL
                                                ---------   --------   ------------   --------   ---------   ----------
                                                                            (IN THOUSANDS)
2000:
  Net revenues from unaffiliated customers....  $ 481,973   $278,534     $ 99,429     $ 69,383   $      --   $  929,319
  Transfers between segments(1)...............    (25,191)     9,808        8,866        6,517          --           --
  Total net revenues..........................    456,782    288,342      108,295       75,900          --      929,319
  Operating income (loss)(2)..................   (149,647)    53,936       (7,219)       1,628         118     (101,184)
  Identifiable assets at December 31..........    653,565    177,003       32,018       13,348    (220,053)     655,881
  Depreciation and amortization expense.......     42,945      7,332        2,853        1,341          --       54,471
  Capital expenditures........................     32,258      9,246        1,995        1,117          --       44,616

1999:
  Net revenues from unaffiliated customers....  $ 551,051   $320,040     $106,011     $ 62,009   $      --   $1,039,111
  Transfers between segments(1)...............    (34,259)    19,738        7,776        6,745          --           --
  Total net revenues..........................    516,792    339,778      113,787       68,754          --    1,039,111
  Operating income(2).........................     58,142     19,764       32,908        3,700       1,065      115,579
  Identifiable assets at December 31..........    839,686     67,424       16,954       15,167    (145,894)     793,337
  Depreciation and amortization expense.......     47,023      7,556        3,584        1,524          --       59,687
  Capital expenditures........................     22,221      5,088        1,403        1,047          --       29,759

1998:
  Net revenues from unaffiliated customers....  $ 438,539   $278,249     $ 87,754     $ 49,978   $      --   $  854,520
  Transfers between segments(1)...............    (11,256)       (52)       4,093        7,215          --           --
  Total net revenues..........................    427,283    278,197       91,847       57,193          --      854,520
  Operating income (loss)(2)..................      1,573     61,116        1,645       (7,173)        703       57,864
  Identifiable assets at December 31..........    747,074    156,949       79,754       40,328    (328,303)     695,802
  Depreciation and amortization expense.......     37,702     10,779        4,047        1,485          --       54,013
  Capital expenditures........................     16,611      5,047        1,086          794          --       23,538

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

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)
    The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows:

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Operating income (loss) of reportable operating segments....  $(101,302)  $114,514   $57,161
Consolidating adjustments...................................        118      1,065       703
Other income (expense)......................................     18,887    (86,584)    1,488
                                                              ---------   --------   -------
Income (loss) before income taxes...........................  $ (82,297)  $ 28,995   $59,352
                                                              =========   ========   =======

    On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, which include the establishment of two operating businesses. The first, Informix Software, will focus on providing database management systems for data warehousing, transaction processing, and e-Business applications. The second, Ascential Software, is a newly established information asset management company being launched to provide content management, data integration infrastructure and enterprise portal software solutions to organizations worldwide. This follows the Company's announcement on August 9, 2000, of several strategic initiatives, amongst which was the consolidation of five business groups into two operations, Database Business Operations and Solutions Business Operations, which more effectively capture the Company's current operations and form the foundation for the two new operating companies, Informix Software and Ascential Software. Revenues from external customers for each group of similar products and services are summarized below by year (in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
INFORMIX SOFTWARE
  License revenues..........................................   $337.7    $  481.9    $439.6
  Service revenues
    Maintenance revenues....................................    392.4       361.3     285.7
    Consulting and education revenues.......................     77.5       111.8     111.7
                                                               ------    --------    ------
    Total service revenues..................................    469.9       473.1     397.4
                                                               ------    --------    ------
  Total revenues--Informix Software.........................   $807.6    $  955.0    $837.0
                                                               ======    ========    ======

ASCENTIAL SOFTWARE
  License revenues..........................................   $ 66.7    $   54.0    $ 14.3
  Service revenues
    Maintenance revenues....................................     20.1         6.9       0.9
    Consulting and education revenues.......................     34.9        23.2       2.3
                                                               ------    --------    ------
    Total service revenues..................................     55.0        30.1       3.2
                                                               ------    --------    ------
  Total revenues--Ascential Software........................   $121.7    $   84.1    $ 17.5
                                                               ======    ========    ======

INFORMIX CORPORATION (COMBINED TOTAL OF INFORMIX SOFTWARE
  AND ASCENTIAL SOFTWARE)
  License revenues..........................................   $404.4    $  535.9    $453.9
  Service revenues
    Maintenance revenues....................................    412.5       368.2     286.6
    Consulting and education revenues.......................    112.4       135.0     114.0
                                                               ------    --------    ------
    Total service revenues..................................    524.9       503.2     400.6
                                                               ------    --------    ------
  Total revenues--Informix Corporation......................   $929.3    $1,039.1    $854.5
                                                               ======    ========    ======

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)
    Information as to the Company's operations in different geographical areas is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Revenues, net of transfers between segments:
  United States.............................................   $456.8    $  516.8    $427.3
                                                               ------    --------    ------
  Total North America.......................................    456.8       516.8     427.3
                                                               ------    --------    ------
  United Kingdom............................................     79.4       104.7      86.8
  Germany...................................................     65.4        75.1      69.9
  France....................................................     31.0        47.1      29.1
  Italy.....................................................     16.4        13.6      10.9
  Spain.....................................................     13.9        14.5      10.8
  Other countries...........................................     82.2        84.8      70.7
                                                               ------    --------    ------
  Total Europe..............................................    288.3       339.8     278.2
                                                               ------    --------    ------
  Japan.....................................................     27.5        32.3      26.2
  Australia.................................................     19.0        24.3      17.1
  China.....................................................     13.4        15.7       9.7
  Korea.....................................................     13.1         8.6       5.6
  Other countries...........................................     35.3        32.9      33.2
                                                               ------    --------    ------
  Total Asia/Pacific........................................    108.3       113.8      91.8
                                                               ------    --------    ------
  Mexico....................................................     34.8        31.4      21.6
  Brazil....................................................     12.6         9.6      11.3
  Argentina.................................................      8.9         9.0       7.5
  Other countries...........................................     19.6        18.7      16.8
                                                               ------    --------    ------
  Total Latin America.......................................     75.9        68.7      57.2
                                                               ------    --------    ------
                                                               $929.3    $1,039.1    $854.5
                                                               ======    ========    ======

                              INFORMIX CORPORATION

NOTE 9--BUSINESS SEGMENTS (CONTINUED)

                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Property and equipment, net
  United States.............................................   $51.8      $52.7
  Other.....................................................     0.6        0.2
                                                               -----      -----
  Total North America.......................................    52.4       52.9
                                                               -----      -----
  United Kingdom............................................     2.7        2.7
  Ireland...................................................     2.2        1.7
  Germany...................................................     1.4        1.8
  France....................................................     1.1        1.4
  Other countries...........................................     2.5        2.5
                                                               -----      -----
  Total Europe..............................................     9.9       10.1
                                                               -----      -----
  Asia/Pacific..............................................     2.8        3.0
  Latin America.............................................     2.5        2.6
                                                               -----      -----
  Total Asia/Pacific and Latin America......................     5.3        5.6
                                                               -----      -----
                                                               $67.6      $68.6
                                                               =====      =====

NOTE 10--INCOME TAXES

    The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Currently payable:
  Federal...................................................  $     0    $ 5,929    $    889
  State.....................................................       50        754         195
  Foreign...................................................    7,711     15,647       2,840
                                                              -------    -------    --------
                                                                7,761     22,330       3,924

Deferred:
  Federal...................................................    3,211        187      (3,459)
  State.....................................................       --       (958)     (1,389)
  Foreign...................................................    5,046     10,424       7,824
                                                              -------    -------    --------
                                                                8,257      9,653       2,976
                                                              -------    -------    --------
                                                              $16,018    $31,983    $  6,900
                                                              =======    =======    ========

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)

    Income (loss) before income taxes consists of the following:

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Domestic....................................................  $(152,876)  $(20,705)  $ 5,278
Foreign.....................................................     70,579     49,700    54,074
                                                              ---------   --------   -------
                                                              $ (82,297)  $ 28,995   $59,352
                                                              =========   ========   =======

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                 2000                  1999                  1998
                                         --------------------   -------------------   -------------------
                                          AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                                         ---------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Computed tax (benefit) at federal
  statutory rate.......................  $ (28,804)    35.0%    $ 10,148      35.0%   $ 20,773     35.0%
Valuation allowance....................     46,854    (56.9)     (11,940)    (41.2)    (11,396)   (19.2)
State income taxes, net of federal tax
  benefit..............................         50     (0.1)         644       2.2      (1,229)    (2.1)
Foreign withholding taxes not currently
  creditable...........................      3,672     (4.5)       8,957      30.9       2,690      4.5
Foreign taxes, net.....................    (20,078)    24.4       18,686      64.5      (4,729)    (7.9)
Non-deductible charges.................     15,750    (19.1)       3,515      12.1       1,272      2.1
Other, net.............................     (1,426)     1.7        1,973       6.8        (481)    (0.8)
                                         ---------    -----     --------    ------    --------    -----
                                         $  16,018    (19.5)%   $ 31,983     110.3%   $  6,900     11.6%
                                         =========    =====     ========    ======    ========    =====

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
Reserves and accrued expenses...............................  $   8,156   $  11,373
Deferred revenue............................................      4,039       3,098
Foreign net operating loss carryforwards....................     23,114      21,025
Domestic net operating loss carryforwards...................    128,464      97,862
Lawsuit settlement..........................................     23,085      23,085
Foreign taxes credit........................................     14,257      10,077
R&D and AMT credit carryforwards............................     31,038      28,474
Acquisition and restructuring reserve.......................     11,014          --
Other.......................................................     17,743       7,701
                                                              ---------   ---------
Total deferred tax assets...................................    260,910     202,695
Valuation allowance for deferred tax assets.................   (250,549)   (176,830)
                                                              ---------   ---------
Deferred tax assets, net of valuation allowance.............     10,361      25,865
                                                              =========   =========
Deferred Tax Liabilities:
Capitalized software........................................     10,361      17,110
Valuation of investment portfolio FAS 115...................         --       3,211
                                                              ---------   ---------
Total deferred tax liabilities..............................     10,361      20,321
                                                              ---------   ---------
Net deferred tax assets.....................................  $      --   $   5,544
                                                              =========   =========

    At December 31, 2000, the Company had approximately $73.1 million and $321.2 million of foreign and federal net operating loss carryforwards, respectively. The foreign net operating loss carryforwards expire at various dates beginning in 2001. The federal net operating loss carryforwards expire at various dates beginning in 2004. At December 31, 2000, the Company had approximately $45.3 million of various federal tax credit carryforwards that will expire at various dates beginning in 2001.

    The valuation allowance was increased by $73.7 million in 2000 and was decreased by $0.7 million in 1999. At December 31, 2000 the Company has provided a valuation allowance against deferred tax assets in all jurisdictions as future income in each jurisdiction is uncertain. At December 31, 1999 the net deferred tax asset of $5.5 million represented the tax effect of net operating loss carryforwards existing in certain foreign jurisdictions that the Company believed were more likely than not to be realized, based on earnings in those jurisdictions.

                              INFORMIX CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
    Subsequently recognizable tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2000 will be as follows:

Income tax benefit from continuing operations...............  $194,985
Goodwill and other noncurrent intangible assets.............    28,410
Additional paid-in capital..................................    27,154
                                                              --------
Total.......................................................  $250,549
                                                              ========

NOTE 11--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS COMBINATIONS

    On March 1, 2000, the Company completed its acquisition of Ardent, a provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of the Company's common stock in exchange for each outstanding Ardent share (the "Ardent Merger"). An aggregate of 70,437,000 shares of Informix common stock were issued pursuant to the Ardent Merger, and an aggregate of 17,174,000 options to purchase Ardent common stock were assumed by Informix. The Ardent Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

    On October 8, 1999, the Company completed its acquisition of Cloudscape, a privately-held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received 0.56 shares of the Company's common stock in exchange for each outstanding Cloudscape share (the "Cloudscape Merger"). An aggregate of 9,583,000 shares of Informix common stock were issued pursuant to the Cloudscape Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape common stock were assumed by Informix. The acquisition of Cloudscape was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Cloudscape.

    In February 1998, Ardent merged with Unidata, Inc. ("Unidata") and issued 5,750,000 shares of Ardent common stock to Unidata shareholders for all their interest in Unidata. All outstanding Unidata options were assumed by Ardent. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements include the accounts and results of operations of Unidata for all periods prior to the merger.

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED)
    The results of operations previously reported by the separate pooled enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                   -------------------------
                                                                      1999            1998
                                                                   ----------       --------
Net revenues:
  Informix..................................................       $  868,708       $734,737
  Ardent....................................................          169,186        119,260
  Cloudscape(1).............................................            1,217            523
                                                                   ----------       --------
  Combined..................................................       $1,039,111       $854,520
                                                                   ==========       ========
Net income (loss):
  Informix..................................................       $   (5,256)      $ 58,349
  Ardent....................................................            8,597          1,637
  Cloudscape(1).............................................           (6,329)        (7,534)
                                                                   ----------       --------
  Combined..................................................       $   (2,988)      $ 52,452
                                                                   ==========       ========

    No adjustments were necessary to conform accounting policies of the combined entities.

------------------------

(1) The amounts reported for Cloudscape for 1999 are for the nine months ended September 30, 1999 as the merger was completed on October 8, 1999.

PURCHASE COMBINATIONS

    On April 26, 1999, Ardent acquired Prism Solutions, Inc. ("Prism"), a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. Under terms of the acquisition, Ardent issued 2,492,000 shares of its common stock in exchange for all outstanding shares of Prism common stock. In addition, Ardent issued options to purchase 632,000 shares of Ardent's common stock in exchange for outstanding options to purchase Prism common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options, net of issuance costs..............  $48,184
Liabilities assumed.........................................   16,332
Accrued merger and integration costs........................    9,724
                                                              -------
Total.......................................................  $74,240
                                                              =======

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED)
    The purchase price was allocated as follows:

Tangible assets acquired....................................  $ 9,388
Intangible assets:
  Existing technology.......................................   10,296
  Workforce.................................................    4,274
  Customer list.............................................    1,645
  Goodwill..................................................   43,585
                                                              -------
Total intangible assets.....................................   59,800
In-process research and development.........................    5,052
                                                              -------
Total.......................................................  $74,240
                                                              =======

    Ardent determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of Prism, which indicated that approximately $5,052,000 of the acquired intangibles consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. Accordingly, Ardent expensed this amount to operations upon closing of the acquisition. The remaining identified intangible assets acquired were assigned fair values based upon an independent appraisal and amounted to $11.9 million. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $38.7 million. Total intangible assets acquired of approximately $50.6 million were included in "Intangible Assets" in the accompanying consolidated balance sheets, and are being amortized over three to ten years.

    On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"), a provider of scalable decision support solutions for data warehousing, data marts, OLAP and data mining. Under terms of the acquisition, the Company issued approximately 7,600,000 shares of its common stock in exchange for all outstanding shares of Red Brick common stock. In addition, the Company issued options to purchase approximately 2.5 million shares of the Company's common stock in exchange for outstanding unvested options to purchase Red Brick common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in thousands):

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
                                                              =======

                              INFORMIX CORPORATION

NOTE 11--BUSINESS COMBINATIONS (CONTINUED)
    The purchase price was allocated as follows:

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

    The following pro forma financial information presents the combined results of operations of Informix, Prism and Red Brick as if the acquisitions had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill and excluding the write-off of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had these three companies constituted a single entity during such periods.

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -----------------------------
                                                                       1999              1998
                                                                   ------------       ----------
                                                                   (IN THOUSANDS, EXCEPT FOR PER
                                                                            SHARE DATA)
Net revenues................................................        $1,048,373         $935,934
Net income (loss)...........................................           (23,711)             986
Net income (loss) per share.................................        $    (0.09)        $  (0.02)

NOTE 12--LITIGATION

    Commencing in April 1997, a series of class action lawsuits purportedly by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions name as defendants the Company, certain of its present directors and former officers and directors and, in some cases, its former independent auditors. The complaints alleged various violations of the federal securities laws and sought unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

                              INFORMIX CORPORATION

NOTE 12--LITIGATION (CONTINUED)
    Stockholder derivative actions, purportedly on behalf of the Company and naming virtually the same individual defendants and the Company's former independent auditors, were also filed, commencing in August 1997, in California state court. While these actions allege various violations of state law, any monetary judgments in these derivative actions would accrue to the benefit of the Company.

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

    In October and November, 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company will also contribute a minimum of 9.0 million shares of the Company's common stock, which will have a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The Company will issue the remainder of the shares to be issued under the Settlement after the claims administrator notifies the Company that it has processed all of the claims submitted by class members. The Company's former independent auditors, Ernst & Young LLP, paid
$34.0 million in cash. The total amount of the Settlement will be $142.0 million.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of judgment is conditioned upon the return by EXPO 2000 of certain software. The Company has reserved $3.1 million for the expected outcome of the appeal. The next court date is scheduled for March 27, 2001.

    On February 3, 2000, International Business Machines Corporation ("IBM") filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six

                              INFORMIX CORPORATION

NOTE 12--LITIGATION (CONTINUED)
United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorney's fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. The Company strongly believes that the allegations in IBM's complaint are without merit and intends to defend the action and prosecute the Company's claims vigorously.

    Ardent is a defendant in actions filed against Unidata prior to its merger with Ardent, one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and a trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million. The Company is seeking reconsideration of the award but, in the meantime, has reserved $4.3 million. Discovery has not commenced in the Washington action, pending the outcome of the Colorado arbitration. Ardent, as successor-in-interest to Unidata, has been joined as a party in an action in China filed by the same plaintiff in the U.S. actions and a related company against Unidata, its former distributor and a customer arising out of the same facts at issue in the U.S. actions. The plaintiffs have asserted claims against Ardent in the total amount of $26.0 million, and against the customer in the approximate amount of $4.0 million (in addition to the assertion that the customer is jointly liable for the $26.0 million). The customer is expected to assert indemnity claims against Ardent for any liability in the action in China, and also is expected to seek recovery of its fees from Ardent, which the customer has alleged are approximately $3.0 million. The Company believes that Ardent has defenses to the claims and intends to defend the action in China vigorously.

    In July 2000, the Company agreed to pay Cincom Systems, Inc ("Cincom")
$3.0 million to reimburse Cincom for operating expenses of CinMark, a joint venture entered into by Ardent and Cincom in 1996 to develop the Object Studio product, and $4.0 million as a fee to license the Object Studio technology. This agreement resolves all claims and counterclaims asserted by both Cincom and Ardent. During the period ended September 30, 2000, the Company discontinued use of the licensed technology as a result of the realignment and expensed the $4.0 million in the merger, realignment and other charge.

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

                              INFORMIX CORPORATION

NOTE 13--ACCRUED MERGER, REALIGNMENT AND OTHER CHARGES

    During the year ended December 31, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 280 sales and marketing employees, 180 general and administrative employees, 200 research and development employees and 100 professional services and manufacturing employees. The Company recorded realignment and other charges of $86.9 million during the year ended
December 31, 2000. The following analysis sets forth the significant components of this charge:

                                                                         ACCRUAL
                                             REALIGNMENT                BALANCE AT
                                              AND OTHER    PAYMENTS/   DECEMBER 31,
                                               CHARGES      CHARGES        2000
                                             -----------   ---------   ------------
Write-off of goodwill and other intangible
  assets...................................     $32.0       $(32.0)        $  --
Severance and employment related costs.....      40.9        (18.1)         22.8
Facility and equipment costs...............       7.5         (3.9)          3.6
Costs to exit various commitments and
  programs.................................       4.0         (1.7)          2.3
Other charges..............................       2.5         (2.5)           --
                                                -----       ------         -----
                                                $86.9       $(58.2)        $28.7
                                                =====       ======
Amount included in accrued employee compensation....................        (5.0)
                                                                           -----
Amount included in accrued merger, realignment and other charges....       $23.7
                                                                           =====

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

    Severance and employment related costs of $40.9 million included
$24.1 million of termination compensation and related benefits, $11.5 million of retention and incentive bonuses for employees who management believes are critical to the successful outcome of the realignment and $5.3 million for payments to qualified employees related to the Company's decision to terminate its sabbatical plan. The sabbatical plan provided employees a one-month sabbatical after every five years of continuous service. As a direct result of the plan termination, the Company paid cash bonuses to employees based upon their progress toward earning a sabbatical. As of December 31, 2000, approximately $10.7 million of termination compensation and related benefits had been paid to terminate approximately 430 employees and $7.4 million of retention and incentive bonuses had been paid. The remaining accrual balance of $22.8 million will be paid on various dates extending through June 2001.

                              INFORMIX CORPORATION

NOTE 13--ACCRUED MERGER, REALIGNMENT AND OTHER CHARGES (CONTINUED)
    Included in the $7.5 million charge for facility and equipment costs was $3.2 million for the write-off of obsolete and abandoned computer and office equipment, as these assets are no longer being used, and $4.3 million for lease obligations for redundant facilities. The remaining accrual balance at December 31, 2000 of $3.6 million is for lease obligations that extend through 2004 for redundant facilities.

    Included in the $4.0 million charge for costs to exit various commitments and programs was $2.0 million for the termination of contracted service commitments and $2.0 million to cancel various marketing programs. The remaining accrual of $2.3 million should be paid by July 2001. Also, included in the $2.5 million of other charges is $1.3 million in receivables that have been deemed uncollectable as a direct result of merger, realignment and restructuring decisions.

    The impairment charge for long-lived assets related to identifiable assets previously classified within primarily the North America business segment.

    In connection with the merger with Ardent, the Company recorded a charge of $50.0 million for merger, integration and restructuring costs, of which $39.9 million was for accrued merger and restructuring costs and the remaining $10.1 million was for integration and transition costs incurred during the quarter ended March 31, 2000. This amount included $14.5 million for financial advisor, legal and accounting fees related to the merger, $13.0 million for severance and employment related costs associated with the termination of approximately 206 employees from various organizations throughout the Company who held overlapping positions, $8.9 million for the closure of facilities and equipment costs associated with combining the operations of the two companies and $3.5 million for the write-off of redundant technology and other duplicate costs. Subsequent to the quarter ended March 31, 2000, the Company recorded adjustments of $8.9 million to the merger and restructuring charge. The major components of the adjustments were a $4.7 million adjustment to accrued facility and equipment costs and a $2.6 million adjustment to accrued severance and employment costs. The adjustment to the accrued facility and equipment costs resulted from the Company's ability to exit or sub-lease certain facility leases in advance of original estimates, and the adjustment to accrued severance costs was because certain former Ardent executives will remain with the Company as a result of the realignment and therefore will not receive severance. The following analysis sets forth the significant components of the restructuring charge:

                                                                             ACCRUAL
                                  MERGER AND                                BALANCE AT
                                 RESTRUCTURING                 PAYMENTS/   DECEMBER 31,
                                    CHARGE       ADJUSTMENTS    CHARGES        2000
                                 -------------   -----------   ---------   ------------
Financial advisor and other
  fees.........................      $14.5          $ 0.1       $(13.5)        $1.1
Severance and employment
  costs........................       13.0           (3.5)        (8.5)         1.0
Facility and equipment costs...        8.9           (4.7)        (3.0)         1.2
Write-off of redundant
  technology...................        3.5           (0.8)        (2.7)          --
                                     -----          -----       ------         ----
                                     $39.9          $(8.9)      $(27.7)        $3.3
                                     =====          =====       ======         ====

    It is anticipated that the remaining $1.1 million for professional services related to the merger will be paid in 2001. As of December 31, 2000, essentially all 206 of the positions originally identified for termination had been eliminated and the remaining payments of $1.0 million for severance and employment costs are expected to be made through December 2001 as certain employees have elected to receive their severance payments over an extended period of time. The remaining facility costs of $1.2 million

                              INFORMIX CORPORATION

NOTE 13--ACCRUED MERGER, REALIGNMENT AND OTHER CHARGES (CONTINUED) extend through 2003. The impairment charge for long-lived assets related to identifiable assets previously classified within primarily the North America business segment.

    As part of the Company's acquisition of Cloudscape, the Company recorded a charge of $2.8 million during the quarter ended December 31, 1999, for accrued merger and restructuring costs. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of December 31, 2000, all obligations related to the Cloudscape merger had been paid.

    On April 26, 1999, Ardent acquired Prism Solutions, Inc. ("Prism"), a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. In connection with the merger with Prism, Ardent recorded a charge of $9.7 million for accrued merger and restructuring costs. The accrual included approximately $2.9 million for professional fees and other acquisition-related costs, $3.5 million for severance and related benefits to terminate 52 employees who held overlapping positions and $3.3 million for costs associated with the shutdown and consolidation of Prism facilities. As of December 31, 2000, approximately
$0.3 million remained unpaid and comprised principally of future rental obligations on idle facilities which run through 2004.

    In May 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc. ("O2"), which had been acquired by Ardent in December 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations. As of December 31, 2000, all obligations related to the O2 restructuring had been paid.

    On December 31, 1998, the Company acquired Red Brick Systems, Inc. ("Red Brick"). Accrued merger and restructuring costs recorded in connection with the acquisition of Red Brick included approximately $1.6 million for severance and other acquisition-related costs, $4.7 million for costs associated with the shutdown and consolidation of the Red Brick facilities and $1.6 million for costs associated with settling acquired royalty commitments for abandoned technology. As of December 31, 2000, approximately $0.4 million remained unpaid and related to future rental obligations on idle facilities that extend through 2002.

    In February 1998, Ardent acquired Unidata and recorded a charge of $14.9 million for merger and restructuring costs related to the merger. The charge included $3.9 million for financial advisor, legal and accounting fees, $6.2 million for severance and benefit costs related to the termination of 139 Unidata employees who held overlapping positions, $2.2 million for the closure of facilities and $2.6 million for the write-off of redundant assets. As of December 31, 1999, all obligations related to the Unidata merger had been paid.

    During 1997, the Company approved plans to restructure its operations and recorded a charge of $108.2 million in order to bring expenses in line with forecasted revenues by substantially reducing worldwide headcount and consolidating facilities and operations to improve efficiency. As of December 31, 2000, approximately $0.5 million remained unpaid and related to rental obligations on idle facilities that expire at various dates through 2002.

                              INFORMIX CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                     -----------------------
                                       BALANCE AT    CHARGED TO
                                      BEGINNING OF   COSTS AND    CHARGED TO                              BALANCE AT
                                         PERIOD       EXPENSES     REVENUES    DEDUCTIONS(1)   OTHER(2)   END OF YEAR
                                      ------------   ----------   ----------   -------------   --------   -----------
                                                                      (IN THOUSANDS)
Allowance for Doubtful Accounts
  Year ended December 31, 2000......     $16,881       $ 8,338      $ 6,640       $17,625       $   --      $14,234
  Year ended December 31, 1999......      18,440         1,269        4,868         9,898        2,202       16,881
  Year ended December 31, 1998......      33,233           651       (4,529)       12,392        1,477       18,440

------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Allowance for doubtful accounts acquired from Prism in 1999 and Red Brick in 1998