Form 10-Q
period 2001-03-31
INFORMIX CORP
filed 2001-05-15
CIK 799089

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-15325

INFORMIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Employer incorporation or organization)	94-3011736 (I.R.S. Identification No.)
50 Washington Street, Westborough, MA (Address of principal executive office)	01581 (zip code)

Registrant's telephone number, including area code: (508) 366-3888

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At April 30, 2001, 288,342,114 shares of the Registrant's Common Stock were outstanding.

INFORMIX CORPORATION

FORM 10-Q

Quarterly Period Ended March 31, 2001

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

INFORMIX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
NET REVENUES
Licenses	$97,200	$119,279
Services	119,857	131,605

	217,057	250,884
COSTS AND EXPENSES
Cost of software distribution	13,252	12,585
Cost of services	41,543	48,732
Sales and marketing	82,443	98,798
Research and development	35,685	43,355
General and administrative	26,525	20,244
Merger, realignment and other charges	4,217	50,034

	203,665	273,748

Operating income (loss)	13,392	(22,864)
OTHER INCOME (EXPENSE)
Interest income	2,641	3,302
Interest expense	(34)	(171)
Other, net	927	3,513

INCOME (LOSS) BEFORE INCOME TAXES	16,926	(16,220)
Income taxes	2,877	6,763

NET INCOME (LOSS)	14,049	(22,983)
Preferred stock dividend	—	(87)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$14,049	$(23,070)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.08)

Diluted	$0.05	$(0.08)

SHARES USED IN PER SHARE CALCULATIONS
Basic	287,088	283,615

Diluted	299,884	283,615

See Notes to Unaudited Condensed Consolidated Financial Statements.

INFORMIX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$176,781	$128,420
Short-term investments	77,865	88,541
Accounts receivable, net	205,812	235,429
Other current assets	21,419	17,330

Total current assets	481,877	469,720
PROPERTY AND EQUIPMENT, net	65,619	67,617
SOFTWARE COSTS, net	39,112	41,444
LONG-TERM INVESTMENTS	10,573	11,185
INTANGIBLE ASSETS, net	45,400	48,258
OTHER ASSETS	17,428	17,657

Total Assets	$660,009	$655,881

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,048	$27,881
Accrued expenses	38,263	38,922
Accrued employee compensation	56,806	66,167
Income taxes payable	23,557	23,139
Deferred revenue	157,757	141,735
Advances from customers	9,755	10,492
Accrued merger, realignment and other charges	12,847	28,210
Other current liabilities	366	427

Total current liabilities	321,399	336,973
OTHER NON-CURRENT LIABILITIES	715	787
STOCKHOLDERS' EQUITY
Common stock	2,822	2,804
Shares to be issued for litigation settlement	61,228	61,228
Additional paid-in capital	639,311	632,866
Accumulated deficit	(345,084)	(359,132)
Accumulated other comprehensive loss	(20,382)	(19,645)

Total stockholders' equity	337,895	318,121

Total Liabilities and Stockholders' Equity	$660,009	$655,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

INFORMIX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,049	$(22,983)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
License fees received in advance	(2,902)	(8,980)
Depreciation and amortization	9,868	15,893
Amortization of capitalized software	5,539	5,752
Foreign currency transaction losses (gains)	3,223	(1,197)
Gain on sales of marketable securities	—	(2,895)
Loss on disposal of property and equipment	407	—
Provisions for losses on accounts receivable	3,413	—
Merger, realignment and other charges	4,217	5,418
Stock-based employee compensation	20	—
Other	—	752
Changes in operating assets and liabilities:
Accounts receivable	30,585	18,567
Other current assets	(3,919)	3,286
Accounts payable, accrued expenses and other liabilities	(36,891)	7,474
Deferred revenue	14,918	3,912

Net cash and cash equivalents provided by operating activities	42,527	24,999

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(32,555)	(42,919)
Maturities of available-for-sale securities	26,258	21,694
Sales of available-for-sale securities	17,370	21,433
Purchases of non-marketable equity securities	—	(5,000)
Proceeds from sales of marketable securities	—	5,130
Purchases of property and equipment	(5,888)	(10,942)
Proceeds from disposal of property and equipment	40	—
Additions to software costs	(3,207)	(8,077)
Other	350	1,081

Net cash and cash equivalents provided by (used in) investing activities	2,368	(17,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers	770	3,108
Proceeds from issuance of common stock, net	6,442	21,658
Payments for structured settlements with resellers	—	(129)
Principal payments on capital leases	(19)	(931)

Net cash and cash equivalents provided by financing activities	7,193	23,706

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,727)	141

Increase in cash and cash equivalents	48,361	31,246
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,420	170,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,781	$201,364

See Notes to Unaudited Condensed Consolidated Financial Statements.

INFORMIX CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A—Presentation of Interim Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B—Net Income (Loss) Per Share

    The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income (loss)	$14,049	$(22,983)
Preferred stock dividends	—	(87)

Numerator for basic and diluted net income (loss) per common share	$14,049	$(23,070)

Denominator:
Denominator for basic net income (loss) per common share—
Weighted-average shares outstanding	281,032	277,559
Weighted-average shares to be issued for litigation settlement	6,056	6,056

	287,088	283,615

Effect of dilutive securities:
Employee stock options and restricted common stock	7,951	—
Contingently issuable shares for litigation settlement	4,829	—
Common stock warrants	16	—

Denominator for diluted net income (loss) per common share—
Adjusted weighted-average shares and assumed conversions	299,884	283,615

Basic net income (loss) per common share	$0.05	$(0.08)

Diluted net income (loss) per common share	$0.05	$(0.08)

    As part of the Company's settlement of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares ("settlement shares") of the Company's Common Stock at a guaranteed value of $91 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. Based on the average closing price of the Company's Common Stock for the twenty consecutive trading days prior to March 31, 2001, it is estimated that the Company would have been obligated to issue an additional 4.8 million shares to satisfy the stock price guarantee ("contingently issuable shares") if March 31, 2001 had been the end of the six-month period subsequent to the distribution of the remaining shares.

    The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the quarter ended March 31, 2001 is as follows (in thousands):

Potential dilutive securities:
Stock options	16,682
Common stock warrants (Series B Warrants)	2,303

    The stock options have per share exercise prices ranging from $6.04 to $28.10 and are exercisable through March 2010.

    The warrants to purchase shares of the Company's Common Stock (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of the Company's Common Stock. Upon conversion of the Series B Preferred, the holders received Series B Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred was converted. As of March 31, 2001, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. As of March 31, 2001, there was no Series B Convertible Preferred Stock outstanding as all remaining shares were converted into shares of Common Stock in July 2000.

Note C—Comprehensive Income

    The following table sets forth the calculation of other comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$14,049	$(22,983)
Other comprehensive income (loss):
Reclassification adjustment for realized gains included in net income (loss)	—	(2,895)
Unrealized gains (losses) on available-for-sale securities, net of taxes	11	1,881
Change in accumulated foreign currency translation adjustment	(748)	(765)

	$13,312	$(24,762)

Note D—Stockholders' Equity

Reconciliation of outstanding shares (in thousands):
Shares outstanding at December 31, 2000	280,363
Shares issued upon exercises of stock options	1,018
Shares sold and issued to employees under ESPP	782
Shares repurchased under Cloudscape repurchase agreements	(5)

Shares outstanding at March 31, 2001	282,158

Note E—Accrued Merger, Realignment and Other Charges

    During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 270 sales and marketing employees, 110 general and administrative employees, 230 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $91.1 million, of which $4.2 million was recorded during the quarter ended March 31, 2001. The following analysis sets forth both the significant components of the charge recognized during the quarter ended March 31, 2001, and the accrual activity for the quarter ended March 31, 2001:

	Accrual Balance at December 31, 2000	Charges/ Adjustments	Payments	Accrual Balance at March 31, 2001
Severance and employment costs	$22.8	$2.1	$(15.3)	$9.6
Facility and equipment costs	3.6	1.8	(1.4)	4.0
Costs to exit various commitments and programs and other charges	2.3	0.3	(0.3)	2.3

	$28.7	$4.2	$(17.0)	$15.9

Amount included in accrued employee compensation	(5.0)			(5.6)

Amount included in accrued merger, realignment and other charges	$23.7			$10.3

    Severance and employment-related costs of $2.1 million included $3.3 million of retention and incentive bonuses for employees who management believed were critical to the successful outcome of the realignment and $0.8 million for payments to qualified employees related to the Company's decision to terminate its sabbatical plan, offset by reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits. As of March 31, 2001, termination compensation and related benefits had been paid to terminate approximately 680 employees. The remaining accrual balance of $9.6 million will be paid on various dates extending through July 2001.

    Included in the $1.8 million charge for facility and equipment costs was $0.5 million for the write-off of leasehold improvements, as these assets are no longer being used, and $1.3 million for lease obligations for redundant facilities. The remaining accrual balance at March 31, 2001 of $4.0 million is for lease obligations that extend through 2005 for redundant facilities.

    The remaining accrual of $2.3 million for costs to exit various commitments and programs should be paid by July 2001.

    In connection with the merger with Ardent Software, Inc. ("Ardent") in March 2000, the Company recorded a charge of $50.0 million for merger, integration and restructuring costs, of which $39.9 million was for accrued merger and restructuring costs and the remaining $10.1 million was for integration and transition costs incurred during the quarter ended March 31, 2000. The following analysis sets forth the significant components of the accrual activity for the quarter ended March 31, 2001:

	Accrual Balance at December 31, 2000	Payments	Accrual Balance at March 31, 2001
Financial advisor and other fees	$1.1	$(0.4)	$0.7
Severance and employment costs	1.0	(0.6)	0.4
Facility and equipment costs	1.2	(0.2)	1.0

	$3.3	$(1.2)	$2.1

    It is anticipated that the remaining payment of $0.7 million for professional services related to the merger will be paid in 2001. As of March 31, 2001, essentially all 206 of the positions originally identified for termination had been eliminated and the remaining payments of $0.4 million for severance and employment costs are expected to be made through December 2001 as certain employees have elected to receive their severance payments over an extended period of time. The remaining facility costs of $1.0 million relate to future rental obligations on idle facilities that expire at various dates through 2003.

    As a result of various merger and realignment activities that took place prior to 2000, the Company had recorded charges arising from decisions to exit certain facilities. As of March 31, 2001, approximately $0.4 million remains unpaid and relates to future rental obligations on idle facilities that expire at various dates through 2004. As of December 31, 2000, approximately $1.2 million had remained unpaid in respect of these obligations.

Note F—Business Segments

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

    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the quarters ended March 31, 2001 and 2000:

Three months ended March 31,	North America	Europe	Asia Pacific	Latin America	Eliminations	Total
			(In thousands)
2001:
Net revenues from unaffiliated customers	$118,628	$64,251	$19,280	$14,898	$—	$217,057
Transfers between segments	(7,603)	4,861	1,509	1,233	—	—
Total net revenues	111,025	69,112	20,789	16,131	—	217,057
Operating income (loss)	4,061	6,221	2,317	(23)	816	13,392
Net income (loss)	7,481	5,496	2,646	(779)	(795)	14,049
Identifiable assets at March 31	656,667	183,678	32,801	12,316	(225,453)	660,009
Depreciation and amortization expense	7,980	980	642	266	—	9,868
Capital expenditures	5,040	577	114	157	—	5,888
2000:
Net revenues from unaffiliated customers	$130,262	$80,782	$25,546	$14,294	$—	$250,884
Transfers between segments	(6,767)	967	4,465	1,335	—	—
Total net revenues	123,495	81,749	30,011	15,629	—	250,884
Operating income (loss)	(31,687)	7,116	1,177	418	112	(22,864)
Net income (loss)	(29,461)	7,488	2,733	4,562	(8,305)	(22,983)
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	13,341	1,312	831	409	—	15,893
Capital expenditures	8,626	1,326	501	489	—	10,942

    The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows:

	Three Months Ended March 31,
	2001	2000
Operating income (loss) of reportable operating segments	$12,576	$(22,976)
Consolidating adjustments	816	112
Other income	3,534	6,644

Income (loss) before income taxes	$16,926	$(16,220)

    On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, including the establishment of two operating businesses. The first, Informix Software, the assets of which the Company agreed on April 24, 2001 to sell to International Business Machines Corporation ("IBM") (see Note I of these Notes to Unaudited Condensed Financial Statements), focuses on providing database management systems for data warehousing, transaction processing, and e-Business applications. The second, Ascential Software, is a newly established information asset management company providing content management, data integration infrastructure and enterprise portal software solutions to organizations worldwide. Revenues from external customers for each group of similar products and services offered by Informix Software and Ascential Software, respectively, are summarized below for the three-month periods ended March 31, 2001 and 2000 (in millions):

	Three Months Ended March 31,
	2001	2000
Informix Software
License revenues	$80.4	$101.5
Service revenues
Maintenance revenues	91.2	97.7
Consulting and education revenues	12.2	21.3

Total service revenues	103.4	119.0

Total revenues—Informix Software	$183.8	$220.5

Ascential Software
License revenues	$16.8	$17.8
Service revenues
Maintenance revenues	7.6	4.3
Consulting and education revenues	8.9	8.3

Total service revenues	16.5	12.6

Total revenues—Ascential Software	$33.3	$30.4

Informix Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$97.2	$119.3
Service revenues
Maintenance revenues	98.8	102.0
Consulting and education revenues	21.1	29.6

Total service revenues	119.9	131.6

Total revenues—Informix Corporation	$217.1	$250.9

    As discussed above, the Company undertook a strategic realignment to transition from five former business units into the two operating businesses during the second half of 2000. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, there is no disclosure of separate historical operating income information for periods prior to December 31, 2000. Below is a summary of the results of operations based on the two operating businesses for the quarter ended March 31, 2001:

Three months ended March 31, 2001	Informix Software	Ascential Software	Informix Corporation
(In millions)
Total net revenues	$183.8	$33.3	$217.1
Operating income (loss)	35.1	(21.7)	13.4

Note G—Litigation

    Commencing in April 1997, a series of class action lawsuits purported by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions named as defendants the Company, certain of its present and former officers and directors and, in some cases, its former independent auditors. The complaints alleged various violations of the federal securities laws and sought unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

    Stockholder derivative actions, purported on behalf of the Company and naming virtually the same individual defendants and the Company's former independent auditors, were also filed, commencing in August 1997, in California state court. While these actions alleged various violations of state law, any monetary judgments in these derivative actions would accrue to the benefit of the Company.

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

    In October and November 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company agreed to contribute a minimum of 9.0 million shares of the Company's common stock, which will have a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the Settlement. The Company's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the Settlement was $142.0 million.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.0 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court's judgment and entered an oral judgment in favor of Informix Software GmbH in the amount of approximately $2.5 million. The Company expects that EXPO 2000 will appeal this decision after a written judgment is entered and continues to have a reserve of approximately $3.0 million for the estimated outcome.

    On February 3, 2000, IBM filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. In the complaints, IBM seeks against the Company, and the Company seeks against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, and interest, costs and attorneys' fees. On March 28, 2000, the Company filed an answer and counterclaims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. In connection with the sale of the database business (see Note I, below, in these Notes to Unaudited Condensed Consolidated Financial Statements), IBM and the Company have determined to settle this litigation for no separate consideration, and have entered into a settlement agreement for that purpose to take effect on the closing of the acquisition.

    The Company is a defendant in actions filed against Unidata prior to its merger with Ardent (prior to its merger with the Company), one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and a trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million. The Company is seeking reconsideration of the award but, in the meantime, has reserved $4.3 million. Discovery has not commenced in the Washington action, pending the outcome of the Colorado arbitration. The Company, as successor-in-interest to Unidata, has been joined as a party in an action in China filed by the same plaintiff in the U.S actions and a related company against Unidata, its former distributor and a customer arising out of the same facts at issue in the U.S actions. The plaintiffs have asserted claims against the Company in the total amount of $26 million, and against the customer in the approximate amount of $4 million (in addition to the assertion that the customer is jointly liable for the $26 million). The customer is expected to assert indemnity claims against the Company for any liability in the action in China, and also is expected to seek recovery of its fees from the Company, which the customer has alleged are approximately $3 million. The Company believes that it has defenses to the claims and intends to defend the action in China vigorously.

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

Note H—Derivative Financial Instruments

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standers No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in income when the hedged item effects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    Derivative financial instruments are used by the Company principally in the management of its foreign currency price exposures. The Company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of inter-company sales and purchases. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in other comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings. The adoption of SFAS 133 did not have a significant impact on the Company's financial condition or results of operations.

Note I—Subsequent Events

Sale of the Database Business

    On April 24, 2001, the Company entered into an agreement with IBM, pursuant to which the Company will sell substantially all of the assets related to its database business to IBM and IBM will assume certain liabilities related to the database business, consisting primarily of current liabilities and future obligations under assigned contracts. IBM will purchase the database business in exchange for $1.0 billion in cash and the assumption of the specified liabilities. IBM will hold back $100.0 million from the purchase price for 18 months after closing to satisfy certain indemnification obligations should they arise. IBM will pay interest at a rate of 6% per annum, from the date of the closing of the sale of the database business, on the amount of the holdback returned to the Company. If the transferred net working capital, as defined in the agreement, transferred to IBM exceeds $124.0 million, IBM will pay to the Company an amount equal to 50% of the excess. If the net working capital, as defined, transferred to IBM is less than $124.0 million, the Company will pay IBM an amount equal to the difference. The Company has also agreed to pay IBM an amount of $11.6 million, which is equal to 18% of certain deferred revenues arising from the database business which are set forth on the December 31, 2000 balance sheet of the database business and for which the Company received payment prior to December 31, 2000.

    Closing of the sale is conditioned upon approval by the Company's stockholders and authorizations from various federal and state governmental agencies in the United States and various governmental agencies in foreign jurisdictions relating to antitrust matters and regulations.

    In connection with the sale of the database business, IBM and the Company have determined to settle current outstanding patent infringement litigation (see Note G, above, in these Notes to Unaudited Condensed Consolidated Financial Statements) for no separate consideration, and have entered into a settlement agreement for that purpose to take effect on the closing.

Stock Repurchase Program

    On April 26, 2001, the Company announced authorization by its Board of Directors to repurchase $100.0 million of the Company's common stock. On April 27, 2001, the Company began purchasing shares. As of May 14, 2001, the Company had purchased 2,195,000 shares under this repurchase program for an aggregate purchase price of approximately $11.0 million.

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

    References to or comparisons between the same "period" in this Form 10-Q refer to the Company's quarterly and/or three-month periods of the relevant fiscal year.

OVERVIEW

    Informix Corporation is a global provider of information management software through its two operating businesses, Informix Software ("database business") and Ascential Software. Informix Software develops, markets and supports object-relational and relational database management systems for data warehousing, transaction processing and e-business applications. Ascential Software is a supplier of information asset management software and solutions to enterprises and government organizations worldwide.

Sale of Database Business

    On April 24, 2001, we entered into an agreement with IBM to sell substantially all of the assets related to our database business to IBM (see Note I in the Notes to Unaudited Consolidated Financial Statements). Under the terms of this agreement, IBM will also assume certain liabilities related to the database business, consisting primarily of current liabilities and future obligations under assigned contracts. IBM will purchase the database business in exchange for $1.0 billion in cash and the assumption of the specified liabilities. IBM will hold back $100.0 million from the purchase price for 18 months after closing to satisfy certain indemnification obligations should they arise. IBM will pay interest at a rate of 6% per annum, from the date of the closing of the sale of the database business, on the amount of the holdback returned to us. If the transferred net working capital, as defined in the agreement, transferred to IBM exceeds $124.0 million, IBM will pay to us an amount equal to 50% of the excess. If the net working capital transferred to IBM is less than $124.0 million, we will pay IBM an amount equal to the difference. We have also agreed to pay IBM an amount of $11.6 million, which is equal to 18% of certain deferred revenues arising from the database business which are set forth on the December 31, 2000 balance sheet of the database business and for which we received payment prior to December 31, 2000.

    Closing of the sale is conditioned upon approval by our stockholders and authorizations from various federal and state governmental agencies in the United States and various governmental agencies in foreign jurisdictions relating to antitrust matters and regulations.

    In connection with the sale of the database business, we have agreed with IBM to settle current outstanding patent infringement litigation (see Note G in the Notes to Unaudited Consolidated Financial Statements) for no separate consideration, and we have entered into a settlement agreement with IBM for that purpose to take effect on the closing.

    Following this sale, we will focus on growing and expanding our information asset management solutions business, Ascential Software ("Ascential"), which will continue to operate on a global basis. Ascential will have approximately 950 employees and will build from a revenue base of $122 million, which was the revenue generated by the Ascential business operations in fiscal year 2000. As part of the sale of the database business, we entered into a strategic alliance with IBM, which will become effective upon the closing of the sale, to jointly promote and market information asset management solutions based on Ascential's DataStage and Media360 product lines. We intend to apply part of the proceeds from the transaction to fund Ascential's business. We also intend to return a substantial portion of the proceeds to our stockholders in the form of a stock reduction program.

Strategic Realignment in 2000

    During the second half of 2000, we undertook a strategic realignment to transition from five former business units into the two operating businesses. By December 31, 2000, we defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. However, our core infrastructure groups (operations, finance and administration) have been retained by Informix Software and these groups will continue to provide services to both operating businesses through the first half of 2001. Following the closing of the sale of the database business, we and IBM will each need certain transition services from the other for a limited period of time. To facilitate the provision of these services, we and IBM have entered into transition services agreements.

    Prior to December 31, 2000, we had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, we do not present separate historical expense or operating income information for periods prior to December 31, 2000. As a result of this, our discussion and analysis of costs and expenses is presented on a combined basis for the two operating businesses.

    During the period from January 1, 2000 to March 31, 2001, we have recorded merger, realignment and other charges of $131.0 million, of which $44.4 million related to non-cash charges. As of March 31, 2001, we had made cash payments of $68.6 million related to the $131.0 million charge and expect to make additional cash payments of approximately $18.0 million during the remainder of 2001. In addition to the $131.0 million charge, we expect to incur further realignment charges during the second quarter of 2001 of up to $1.0 million primarily for employee compensation related costs.

    We expect to realize total quarterly expense reduction of approximately $18.9 million as a result of this realignment and approximately 86% of this expected amount represents cash savings with the balance attributable to reductions in non-cash depreciation and amortization. The expected quarterly expense reduction began during the quarter ended December 31, 2000 but the full effect will not be realized until the quarter ended June 30, 2001. The expected quarterly expense reduction is estimated to reduce specific quarterly expense components as follows: cost of software distribution, $2.0 million; cost of services, $2.1 million; sales and marketing, $7.1 million; research and development, $5.5 million; general and administrative, $2.2 million.

    These realignment and other charges are subject to continuing review and adjustment as we implement the separation of the businesses and close the sale of the database business.

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the three-month periods ended March 31, 2001 and 2000, respectively.

	Three Months Ended March 31,
	2001	2000
	Percent of net revenues
Net revenues:
Licenses	45%	48%
Services	55	52

Total net revenues	100	100

Cost and expenses:
Cost of software distribution	6	5
Cost of services	19	20
Sales and marketing	38	39
Research and development	17	17
General and administrative	12	8
Merger, integration and restructuring charges	2	20

Total expenses	94	109

Operating income (loss)	6	(9)
Net income (loss)	6%	(9)%

Revenues

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and education services.

    License Revenues.  License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). Revenue from license agreements with resellers is recognized as earned by us, generally, when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $9.8 million and $10.5 million as of March 31, 2001 and December 31, 2000, respectively, had not been recognized as earned revenue. During the quarter ended March 31, 2001, we received $0.8 million in customer advances and recognized revenue from resellers with previously recorded customer advances of $2.9 million. Included in the $2.9 million recognized were $2.8 million of licenses that were resold or utilized by the reseller and $0.1 million related to contractual reductions in customer advances. Contractual reductions result from settlements between us and resellers in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

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

    The following table and discussion compares the revenues for the businesses of Informix Software and Ascential for the three month periods ended March 31, 2001 and 2000 (in millions):

	Three Months Ended March 31,
	2001	2000
Informix Software
License revenues	$80.4	$101.5
Service revenues
Maintenance revenues	91.2	97.7
Consulting and education revenues	12.2	21.3

Total service revenues	103.4	119.0

Total revenues—Informix Software	$183.8	$220.5

License revenues as a percent of total revenues	44%	46%
Service revenues as a percent of total revenues	56%	54%
Ascential Software
License revenues	$16.8	$17.8
Service revenues
Maintenance revenues	7.6	4.3
Consulting and education revenues	8.9	8.3

Total service revenues	16.5	12.6

Total revenues—Ascential Software	$33.3	$30.4

License revenues as a percent of total revenues	50%	59%
Service revenues as a percent of total revenues	50%	41%
Informix Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$97.2	$119.3
Service revenues
Maintenance revenues	98.8	102.0
Consulting and education revenues	21.1	29.6

Total service revenues	119.9	131.6

Total revenues—Informix Corporation	$217.1	$250.9

License revenues as a percent of total revenues	45%	48%
Service revenues as a percent of total revenues	55%	52%

Informix Software—Revenues

    License revenues.  License revenues for the quarter ended March 31, 2001 decreased 21% to $80.4 million from $101.5 million for the same period in 2000. Revenue has declined from both our traditional client-server products and from large enterprise transactions. This trend results from our being unsuccessful in attracting new database customers and in maintaining our current customers. Our principal competitors in the database business, Oracle, IBM and Microsoft, are much larger, much better financed, and are continuing to invest substantially in their database businesses. Strategic partners in the database business—the major enterprise software application providers—therefore promote our competitors' products more than they promote ours. As a result, we have not been successful in attracting new database customers. In addition, most of our current customers have invested in our traditional client-server and tools products, and many are in the process of replacing those products and purchasing newer products. Because of our competitive position described above, some of our customers have chosen to purchase our newer database products, but many have chosen to purchase newer database products from our competitors.We also believe that the current economic slowdown has led to a deferral by some potential customers of their decisions to enter into large enterprise transactions.

    Service revenues.  Service revenues for the quarter ended March 31, 2001 decreased 13% to $103.4 million from $119.0 million for the same period in 2000. Service revenues accounted for 56% and 54% of total revenues for the first quarters of 2001 and 2000, respectively. Maintenance revenues for the quarter ended March 31, 2001 decreased 7% to $91.2 million from $97.7 million for the same period in 2000. The decrease in maintenance revenues was attributable primarily to our inability to maintain maintenance revenues levels from our installed base in a climate of decreasing license revenues. During the first quarter of 2001, consulting and education revenues decreased 43% to $12.2 million from $21.3. This was primarily due to the decline in license revenues experienced during the quarter ended March 31, 2001 as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

Ascential Software—Revenues

    License revenues.  License revenues for the quarter ended March 31, 2001 decreased 6% to $16.8 million from $17.8 million for the same period in 2000. The decrease in license revenues was due principally to a decline in license revenues for the e-commerce solution i.Sell, which was discontinued in February of 2001. This decrease was offset by increased sales of Ascential's content management product offerings; Media360 and i.Reach, both of which experienced growth as part of their early life stage.

    Service revenues.  Service revenues for the quarter ended March 31, 2001 increased 31% to $16.5 million from $12.6 million for the same period in 2000. Service revenues accounted for 50% and 41% of total revenues for the first quarters of 2001 and 2000, respectively. Maintenance revenues for the quarter ended March 31, 2001 increased 77% to $7.6 million from $4.3 million for the same period in 2000. Maintenance revenues are increasing for Ascential Software as it continues to build its installed customer base. Consulting and education revenues for the quarter ended March 31, 2001 increased 7% to $8.9 million from $8.3 million for the same period in 2000.

Costs and Expenses

    As discussed above, our discussion and analysis of costs and expenses is presented on a combined basis for the two operating businesses.

    Cost of software distribution.  Cost of software distribution consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. During the quarter ended March 31, 2001, cost of software distribution increased 5% to $13.3 million from $12.6 million for the same period in 2000. This increase was primarily due to an increase in third party royalties associated with increased license revenue from certain Ascential Software product offerings. This increase was partially offset by a decrease in capitalized software amortization as certain database products became fully amortized during 2000.

    Cost of services.  Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services for the quarter ended March 31, 2001 decreased 15% to $41.5 million from $48.7 million for the same period in 2000 and service margins increased to 65% during the first quarter of 2001 from 63% during the same period of 2000. The decrease in cost of services in absolute dollars and as a percentage of net service revenues is primarily due to cost containment actions that included headcount reductions as a result of the realignment and synergies realized from the Ardent acquisition. The increase in service margins experienced during 2001 was also due to the mix of service offerings, as there was a lower proportion of consulting and training revenue in the first quarter of 2000, which generate significantly lower margins than maintenance.

    Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the quarter ended March 31, 2001 decreased 17% to $82.4 million from $98.8 million for the same period in 2000. The decrease in 2001 was due primarily to a reduction in headcount and related overhead costs, as we have reduced our cost profile in line with the reduction in revenue that we are experiencing. This cost reduction resulted from the realignment activities that we undertook during the second half of 2000. The decrease was also attributable to a significant reduction in advertising expenditures compared to the corresponding period in 2000. Sales and marketing expense declined slightly as a percentage of revenue from 38% for the quarter ended March 31, 2001 compared to 39% of the corresponding quarter in 2000.

    Research and development expenses.  Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the quarter ended March 31, 2001 decreased 18% to $35.7 million from $43.4 million for the same period in 2000 but as a percentage of net revenues remained consistent at 17% during these periods due to the realization of cost containment efforts employed during 2001, which included headcount and overhead reductions resulting from the realignment.

    General and administrative expenses.  General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the quarter ended March 31, 2001, general and administrative expenses increased 31% to $26.5 million from $20.2 million for the same period in 2000. As a percentage of net revenues, general and administrative expenses were 12% and 8% during these periods, respectively. The increase in general and administrative expenses experienced during the quarter ended March 31, 2001 was caused by increased bad debt and litigation related expenses offset by a decrease in employee-related costs. Bad debt expense increased by $3.4 million in the quarter ended March 31, 2001, as a result of increased reserves against defaults by technology start-up companies.

    Merger, realignment and other charges.  During the quarter ended March 31, 2001, we recorded realignment charges of $4.2 million net of reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits. The net recorded realignment charges primarily consisted of a $2.1 million charge for severance and employment related costs, $1.8 million charge for facility and equipment costs, and $0.3 million of ongoing professional fees related to the realignment. As of March 31, 2001, we have recorded charges of $91.1 million mostly to account for the actions taken to realign our operational structure into two separate companies and to refine our product strategy. Included in this charge was $43.0 million for severance and employment related costs, $32.0 million for the write-off of goodwill and intangible assets, $9.3 million for the closure of facilities and equipment costs, $4.0 million for costs to exit various commitments and programs, $2.8 million of miscellaneous other charges. See Note E to the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Other Income (Expense)

    Interest income.  Interest income for the quarter ended March 31, 2001 decreased 20% to $2.6 million from $3.3 million for the same period in 2000. This decrease was a result of the decrease in interest rates experienced during 2001, combined with the lower cash, cash equivalents and short-term investment balances held during the quarter ended March 31, 2001 compared to the balances held during the corresponding quarter of 2000.

    Interest expense.  Interest expense for the quarter ended March 31, 2001 decreased to $34,000 from $171,000 for the same period in 2000. Interest expense of $34,000 incurred during 2001 related primarily to interest charges on capital lease payments. Interest charges related to payments on capital leases have been declining each year as we have not been entering into new capital lease arrangements.

    Other income, net.  Other income, net, for the quarter ended March 31, 2001 decreased 74% to $0.9 million from $3.5 million for the same period in 2000. During the quarter ended March 31, 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments. During the quarter ended March 31, 2001, there were no realized gains or losses arising from the sale of long-term investments.

Income Taxes

    Income tax expense of $2.9 million and $6.8 million for the first quarter of 2001 and 2000, respectively, resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

Liquidity and Capital Resources

    Our cash, cash equivalents and short-term investments totaled $254.6 million at March 31, 2001. The increase of $37.6 million from $217.0 million at December 31, 2000, was primarily caused by positive cash flows from operations of $42.5 million. The cash provided by operations was primarily due to increased profitability, a decrease in accounts receivable, and an increase in deferred revenue offset by decreases in accounts payable and accrued liabilities.

    We will continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During the first quarter of 2001, capital expenditures totaled $5.9 million.

    As of March 31, 2001, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current cash, cash equivalents and short-term investments balances and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

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

  •
  Whether our internal software systems can process transactions denominated either in current national currencies or in the Euro, including converting currencies using computation methods specified by the European Economic Community

  •
  The cost to us if we must modify or replace any of our internal software systems

  •
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

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO CLOSING THE PROPOSED SALE OF THE DATABASE BUSINESS TO IBM

If the proposed sale to IBM is not completed, our financial results will be materially adversely affected.

    We are required to comply with numerous conditions in order to complete the proposed sale to IBM. In addition, the sale to IBM is subject to regulatory review and stockholder approval. If we are unable to comply with the conditions required to complete the sale to IBM, or if there is a substantial delay in completing the sale to IBM, we could lose material numbers of customers and employees, and our financial results could be materially adversely affected.

If the market reacts negatively to the proposed sale to IBM, our stock price could continue to decline.

    Since the public announcement of the proposed sale to IBM, our stock price has declined materially. If the market and investors continue to react negatively to the proposed transaction, our stock price could continue to decline.

After the sale to IBM is completed, we will have a more narrowed focus of business and will lose a substantial portion of our historical license and service revenue.

    As a result of the sale to IBM, we will lose a substantial portion of our historical license and service revenue. After the sale to IBM is completed, all of our revenue will be generated from the license and service revenue of Ascential Software. Historically, the license and service revenue of Ascential Software has represented a relatively small portion of our total revenue. As a result of the sale to IBM, we will lose the benefit of any future revenue growth that could have been generated by the database business and our future financial results could be materially adversely affected. In addition, we cannot ensure that the future revenue from Ascential Software's information asset management business will equal or exceed either the historical revenue generated by Ascential Software or the revenue resulting from the database business that we propose selling to IBM.

The proposed sale to IBM will expose us to potential contingent liabilities and we will retain some preclosing liabilities of the database business.

    As part of the sale to IBM, we have agreed to indemnify IBM for a number of contingent liabilities. Indemnification claims by IBM, should they be made, could materially adversely affect our financial results. In addition, IBM will assume only current liabilities of the database business at closing. As a result, we will continue to be responsible for some liabilities of the database business, particularly, contractual obligations that IBM declines to assume. If we are required to perform under a large number of these contracts, it would materially adversely affect our financial results.

If we are unable successfully to increase revenue from, and expand the market share of, Ascential Software, our financial results could be materially adversely affected.

    The market for information asset management products and services may not continue to grow or grow rapidly, and our customers may not increase their purchases of information asset management products and services. In addition, we cannot ensure that our efforts to market and increase sales of Ascential Software's products and services, compete effectively in the information asset management market, and generate increased revenue will be successful. Although demand for information asset management products and services has grown in recent years, the market is still emerging. If we are unable to increase our future revenue and expand our market share in the information asset management business, our financial results could be materially adversely affected.

If we fail to manage growth effectively, our business could suffer.

    We anticipate that Ascential Software will realize revenue growth in the future. This growth could strain our resources. Our ability to manage anticipated future growth will depend upon our implementation and expansion of operational and financial systems and the recruitment and training of new employees and executives. Our future success depends in large part upon our ability to attract and retain qualified employees and executives. We face intense competition for these employees and executives from other companies, academic institutions, government entities and other organizations. We cannot ensure that we will be successful in recruiting and retaining the employees and executives that will be required to enable us to conduct our business. If we are unable to manage future growth and recruit and retain qualified employees and executives, our financial results could be materially adversely affected.

As a result of the sale to IBM, we will lose, and will have to replace, much of our infrastructure.

    As part of the proposed sale to IBM, we will sell to IBM, and therefore will have to replace, significant portions of our infrastructure, including financial and other business processes, product and services order administration, and information technology. Also as part of the sale to IBM we will enter into an agreement with IBM to provide some of these services to us for a transitional period not to exceed 18 months. If the transitional services agreement with IBM is not effective, or if we are not able to establish our own infrastructure prior to the expiration of the transitional services agreement, our financial results will be adversely affected. In addition, we anticipate that there will be substantial costs associated with establishing our own infrastructure.

RISKS RELATING TO OUR ONGOING INFORMATION MANAGEMENT BUSINESS AND, IF THE SALE TO IBM IS NOT COMPLETED, OUR DATABASE BUSINESS

We may not be able to retain our key personnel and attract and retain the new personnel necessary to grow our businesses, which could materially adversely affect our ability to develop and sell our products, support our business operations and grow our businesses.

    Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees.

    The competition for experienced, well-qualified personnel in the software industry is intense, including in the San Francisco and Boston metropolitan areas. If we fail to retain, attract and motivate key employees, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.

    Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

  •
  Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the information asset management and database businesses

  •
  The size, timing and contractual terms of large orders for our software products and services

  •
  The budgeting cycles of our customers and potential customers

  •
  The reaction of our customers and potential customers to the completion of the proposed sale to IBM

  •
  Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

  •
  Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors or other factors

  •
  Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services

  •
  Changes in the mix of revenues attributable to domestic and international sales

  •
  Seasonal buying patterns which tend to peak in the fourth quarter.

Our common stock has been and likely will continue to be subject to substantial price and volume fluctuations that may prevent stockholders from reselling their shares at or above the prices at which they purchased their shares.

    Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies' businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

  •
  Market uncertainty about our business prospects as a result of the sale to IBM

  •
  Market uncertainty about our business prospects or the prospects for the database business and the information asset management business markets

  •
  Revenues or results of operations that do not meet or exceed analysts' and investors' expectations

  •
  The introduction of new products or product enhancements by us or our competitors

  •
  General business conditions in the software industry

Fluctuations in the value of foreign currencies could result in currency transaction losses.

    Despite efforts to manage foreign exchange risk, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis.

    The result is substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. We have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts in the primary European and Asian currencies. This program is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. Additionally, uncertainties related to the Euro conversion could adversely affect our hedging activities.

If the database and information asset management markets decline or do not grow, we may sell fewer products and services and our business may be unable to sustain its current level of operations.

    If the growth rates for our database and information asset management businesses decline for any reason, there will be less demand for our products and services, which would have a materially adverse effect on our financial results. We cannot predict whether the decline in revenue derived from licenses of our database products and services during the year ended December 31, 2000 and the quarter ended March 31, 2001 will continue. If it does, our financial results will be materially adversely affected.

Declining demand our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth.

    Delays in market acceptance of our products and services also could result in fewer product sales. In recent years, the types and quantities of data required to be stored and managed has grown increasingly complex and includes, in addition to conventional character data, audio, video, text and three-dimensional graphics in a high-performance scaleable environment. We have invested substantial resources in developing our database and information asset management products and services. The market for these products and services is evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need.

Intense competition could adversely affect our ability to sell our products and services.

    We may not be able to compete successfully against current and future competitors and such inability could impair our ability to sell our products. The market for our products and services is highly competitive, diverse and is subject to rapid change. In particular, we expect that the technology underlying our products and services will continue to change rapidly. It is possible that our products and solutions will be rendered obsolete by technological advances.

    We currently face intense competition from a number of sources, including several large vendors that develop and market databases, applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the database business include Computer Associates, IBM, Microsoft, NCR/Teradata, Oracle and Sybase. Our principal competitors in the information asset management business include Informatica, Bulldog, Hummingbird, Sagent, Cognos and Artesia and small, highly-focused companies offering single products or services that we include as part of an overall solution. A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

Competition may affect the pricing of our products or services, and changes in product mix may occur, either of which may reduce our margins.

    Existing and future competition or changes in our product or service offerings or pricing could result in an immediate reduction in the prices of our products or services. In addition, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. In addition, the pricing strategies of competitors in the software database industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

If we do not respond adequately to our industry's evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products and solutions may decline.

    Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing products and services on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products and services to meet these evolving needs, we will not sell as many products and services and our position in existing, emerging or potential markets could be eroded rapidly by product advances. In addition, commercial acceptance of our products and services also could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and the media about us or our products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

    Our product development efforts will continue to require substantial financial and operational investment. We may not have sufficient resources to make the necessary investment or to attract and retain qualified software development engineers. In addition, we may not be able to internally develop new products and services quickly enough to respond to market forces. As a result, we may have to acquire technology or access to products or services through mergers and acquisitions, investments and partnering arrangements. We may not have sufficient cash, access to funding, or available equity to engage in such transactions. Moreover, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with the companies of our choice.

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

    Our sales of software products and services have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our quarter ending December 31 are typically higher relative to other quarters because many customers make purchase decisions based on their calendar year-end budgeting requirements and because we measure our sales incentive plans for sales personnel on a calendar year basis. As a result, we have historically experienced a decline in revenue in the first quarter of each fiscal year relative to the preceding quarter.

    Our sales cycles typically take many months to complete and vary depending on the product or service that is being sold. The length of the sales cycle may vary depending on a number of factors over which we have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. The sales cycle can be further extended for sales made through third party distributors.

Our future revenue and our ability to make investments in developing our products is substantially dependent upon our installed customer base continuing to license our products and renew our service agreements.

    We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, our revenue will decline. Our maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depends upon the continued use of these services by our installed customer base. Any downturn in software license revenue could result in lower services revenue in future quarters. Moreover, if either license revenue or revenue from services declines, we may not have sufficient cash to finance investments or acquire technology.

Our financial success depends upon our ability to maintain and increase relationships with strategic partners.

    Our ability to increase the sales of our products and our future success depends in part upon maintaining and increasing relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators, resellers and distributors in the United States and internationally. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

    We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. In particular, if our strategic partners do not devote adequate resources for implementation of our products and services, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships.

The success of our international operations is dependent upon many factors that could adversely affect our ability to sell our products internationally and could affect our profitability.

    International sales represented approximately 49% of our total revenue during the quarter ended March 31, 2001. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

  •
  Difficulties in staffing and managing international operations

  •
  Problems in collecting accounts receivable

  •
  Longer payment cycles

  •
  Fluctuations in currency exchange rates

  •
  Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

  •
  Uncertainties relative to regional, political and economic circumstances

  •
  Recessionary environments in foreign economies

  •
  Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this would weaken our competitive position, reduce our revenue and increase costs.

    Our business success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold 18 United States patents and several pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements. Our ability to sell our products and services and to prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement.

    Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We also have entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event the company enters bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

  •
  Competitors may independently develop similar or superior technology

  •
  Policing unauthorized use of software is difficult

  •
  The laws of some foreign countries do not protect proprietary rights in software to the same extent as do the laws of the United States

  •
  "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions

  •
  Litigation to enforce intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources

In the future, third parties could, for competitive or other reasons, assert that our products infringe their intellectual property rights.

    As discussed above under "Notes to Unaudited Condensed Consolidated Financial Statements—Note G—Litigation," IBM filed an action against us claiming that some of our products infringe certain of IBM's patents ("IBM claim"). Although we dispute IBM's claims and intend vigorously to defend against them, other third parties may claim that our current or future products infringe their proprietary rights. The IBM claim and potential other claims, with or without merit, could harm our business by increasing costs and by adversely affecting our ability to sell our products. Any such claims could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps.

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

    The order prohibits us from violating and causing any violation of the anti-fraud provisions of the federal securities laws, for example by making materially false and misleading statements concerning our financial performance. The order also prohibits us from violating or causing any violation of the provisions of the federal securities laws requiring us to: (1) file accurate quarterly and annual reports with the SEC; (2) maintain accurate accounting books and records; and (3) maintain adequate internal accounting controls. Pursuant to the order, we are also required to cooperate in the SEC's continuing investigation of other entities and persons. In the event that we violate the order, we could be subject to substantial monetary penalties.

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

  •
  Elimination of the right of stockholders to act without holding a meeting

  •
  Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings

  •
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

    We are incorporated in Delaware and are subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including us, whose securities are listed for trading on the Nasdaq National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving us and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the anti-takeover provisions. We do not intend to "opt out" of these anti-takeover provisions of Delaware law.

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

    Equity Security Price Risk.  We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.3 million impact on the value of these securities in 2001.

    Foreign Currency Exchange Rate Risk.  We enter into foreign currency forward exchange contracts to reduce exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As these contracts are not designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged exposures in these currencies.

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

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at March 31, 2001 and the forward rate. All contracts mature within twelve months.

Forward Contracts

At March 31, 2001	Contract Amount	Weighted- Average Contract Rate	Fair Value
	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Euro	$26,209	1.13	$13
Japanese Yen	9,857	121.14	65
Australian Dollar	7,028	2.03	(20)
Taiwan Dollar	5,319	32.90	(37)
Korean Won	3,801	1,315.30	(39)
Swiss Franc	2,651	1.72	4
South African Rand	2,975	8.14	(51)
Thailand Bhat	2,384	45.30	(43)
German Deutschmark	2,281	2.20	3
Singapore Dollar	2,183	1.79	12
French Franc	2,063	7.38	1
Czech Koruna	1,470	38.70	—
Other (individually less than $1 million)	1,784	*	(12)

Total	$70,005		$(104)

Foreign currency to be purchased under contract:
British Pound	$11,242	1.44	$(20)
Other (individually less than $1 million)	597	*	(3)

Total	$11,839		$(23)

Grand Total	$81,844		$(127)

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

    None.

  (b)
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMIX CORPORATION
Dated: May 15, 2001	By:	/s/ JAMES ROBERT ARNOLD, JR. James R. Arnold, Jr. Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WILLIAM F. O'KELLY Bill O'Kelly Vice President Corporate Finance (Principal Accounting Officer)

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISKS RELATED TO CLOSING THE PROPOSED SALE OF THE DATABASE BUSINESS TO IBM
RISKS RELATING TO OUR ONGOING INFORMATION MANAGEMENT BUSINESS AND, IF THE SALE TO IBM IS NOT COMPLETED, OUR DATABASE BUSINESS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes In Securities And Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters To A Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K