Form 10-Q
period 2001-06-30
ASCENTIAL SOFTWARE CORP
filed 2001-08-14
CIK 799089

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION
(Formerly known as Informix Corporation)
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

YES     X     NO

    At July 31, 2001, 282,990,388 shares of the Registrant's Common Stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2001
Table of Contents

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

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
NET REVENUES
Licenses	$87,204	$101,536	$184,404	$220,815
Services	121,394	138,958	241,251	270,563

	208,598	240,494	425,655	491,378
COSTS AND EXPENSES
Cost of software distribution	12,569	13,478	25,822	26,063
Cost of services	44,020	48,052	85,563	96,784
Sales and marketing	81,627	108,009	164,068	206,807
Research and development	36,169	43,707	71,854	87,062
General and administrative	28,112	25,570	54,637	45,814
Merger, realignment and other charges	1,389	—	5,607	50,034

	203,886	238,816	407,551	512,564

Operating income (loss)	4,712	1,678	18,104	(21,186)
OTHER INCOME (EXPENSE)
Interest income	2,173	3,808	4,814	7,110
Interest expense	(54)	(137)	(88)	(308)
IBM transaction costs	(5,597)	—	(5,597)	—
Impairment of long-term investments	(9,308)	—	(9,308)	—
Other income, net	320	924	1,247	4,437

INCOME (LOSS) BEFORE INCOME TAXES	(7,754)	6,273	9,172	(9,947)
Income taxes	1,525	1,255	4,402	8,018

NET INCOME (LOSS)	(9,279)	5,018	4,770	(17,965)
Preferred stock dividend	—	(89)	—	(176)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(9,279)	$4,929	$4,770	$(18,141)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.03)	$0.02	$0.02	$(0.06)

Diluted	$(0.03)	$0.02	$0.02	$(0.06)

SHARES USED IN PER SHARE CALCULATIONS
Basic	286,018	286,967	286,613	285,293

Diluted	286,018	301,947	297,775	285,293

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,907	$128,420
Short-term investments	79,648	88,541
Accounts receivable, net	198,280	235,429
Other current assets	20,120	17,330

Total current assets	439,955	469,720
PROPERTY AND EQUIPMENT, net	68,808	67,617
SOFTWARE COSTS, net	37,664	41,444
LONG-TERM INVESTMENTS	5,765	11,185
INTANGIBLE ASSETS, net	42,550	48,258
OTHER ASSETS	17,295	17,657

Total Assets	$612,037	$655,881

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,508	$27,881
Accrued expenses	40,722	38,922
Accrued employee compensation	52,380	66,167
Income taxes payable	22,231	23,139
Deferred revenue	148,516	141,735
Advances from customers	8,547	10,492
Accrued merger, realignment and other charges	9,056	28,210
Other current liabilities	340	427

Total current liabilities	305,300	336,973
OTHER NON-CURRENT LIABILITIES	303	787
STOCKHOLDERS' EQUITY
Common stock	2,831	2,804
Shares to be issued for litigation settlement	—	61,228
Additional paid-in capital	674,444	632,866
Accumulated deficit	(354,362)	(359,132)
Accumulated other comprehensive loss	(16,479)	(19,645)

Total stockholders' equity	306,434	318,121

Total Liabilities and Stockholders' Equity	$612,037	$655,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,770	$(17,965)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
License fees received in advance	(6,725)	(16,339)
Depreciation and amortization	19,643	29,292
Amortization of capitalized software	10,622	11,606
Impairment of long-term investments	9,308	—
Foreign currency transaction losses (gains)	4,574	(860)
Gain on sales of marketable securities	—	(2,895)
Loss on disposal of property and equipment	340	1,725
Provisions for losses on accounts receivable	5,313	—
Merger, realignment and other charges	5,607	5,418
Stock-based employee compensation	39	—
Other	—	908
Changes in operating assets and liabilities:
Accounts receivable	38,079	15,604
Other current assets	(2,563)	9,222
Accounts payable, accrued expenses and other liabilities	(46,475)	112
Deferred revenue	4,605	4,504

Net cash and cash equivalents provided by operating activities	47,137	40,332

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(50,118)	(68,979)
Maturities of available-for-sale securities	38,791	44,032
Sales of available-for-sale securities	20,831	27,033
Purchases of non-marketable equity securities	—	(5,500)
Proceeds from sales of marketable securities	—	5,130
Purchases of property and equipment	(16,162)	(24,718)
Proceeds from disposal of property and equipment	136	—
Additions to software costs	(6,842)	(16,606)
Other	1,512	1,345

Net cash and cash equivalents used in investing activities	(11,852)	(38,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers	3,491	6,399
Proceeds from issuance of common stock, net	10,280	30,549
Purchases of treasury stock	(29,942)	—
Payments for structured settlements with resellers	—	(129)
Principal payments on capital leases	(49)	(1,392)

Net cash and cash equivalents provided by (used in) financing activities	(16,220)	35,427

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,578)	(3,098)

Increase in cash and cash equivalents	13,487	34,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,420	170,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,907	$204,516

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A—Presentation of Interim Financial Statements

    The Company has changed its name to Ascential Software Corporation from Informix Corporation since it filed its previous Quarterly Report on Form 10-Q for the period ended March 31, 2001.

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (which was filed under the name of Informix Corporation).

Note B—Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Company will adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 on January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will continue to be amortized through December 31, 2001 prior to the adoption of SFAS No. 142.

    Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets, having definite useful lives, acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the adoption of SFAS No. 142, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Any impairment loss resulting from the goodwill impairment evaluation will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $31.8 million, and unamortized identifiable intangible assets in the amount of $2.5 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. As discussed in Note J in these Notes to Unaudited Condensed Consolidated Financial Statements, subsequent to the balance sheet date, the Company completed the sale of its database business. As part of this transaction, the Company will eliminate $4.4 million of unamortized goodwill relating to the database business when it records the transaction. Amortization expense related to goodwill and identifiable intangible assets for the Company was $5.7 million and $16.3 million and for the six-months ended June 30, 2001 and year ended December 31, 2000, respectively. Included in these amounts is amortization expense related to goodwill for the database business of $2.6 million and $9.2 million and for the six-months ended June 30, 2001 and year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note C—Net Income (Loss) Per Share

    The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(9,279)	$5,018	$4,770	$(17,965)
Preferred stock dividend	—	(89)	—	(176)

Numerator for basic and diluted net income (loss) per common share	$(9,279)	$4,929	$4,770	$(18,141)

Denominator:
Denominator for basic net income (loss) per common share—
Weighted-average shares outstanding	285,752	280,911	283,468	279,237
Weighted-average shares to be issued for litigation settlement	266	6,056	3,145	6,056

	286,018	286,967	286,613	285,293

Effect of dilutive securities:
Employee stock options and restricted common stock	—	14,428	6,618	—
Contingently issuable shares for litigation settlement	—	—	4,529	—
Common stock warrants	—	552	15	—

Denominator for diluted net income (loss) per common share—
Adjusted weighted-average shares and assumed conversions	286,018	301,947	297,775	285,293

Basic net income (loss) per common share	$(0.03)	$0.02	$0.02	$(0.06)

Diluted net income (loss) per common share	$(0.03)	$0.02	$0.02	$(0.06)

    The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the quarter ended June 30, 2001 is as follows (in thousands):

Potential dilutive securities:
Stock options	40,449
Contingently issuable shares for litigation settlement	4,529
Common stock warrants (Series B Warrants)	2,303
Cloudscape Restricted Common Stock	10

    The stock options have per share exercise prices ranging from $.05 to $28.10 and are exercisable through June 2011.

    As part of the Company's settlement of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares ("settlement shares") of the Company's Common Stock at a guaranteed value of $91 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. Based on the average closing price of the Company's Common Stock for the twenty consecutive trading days prior to June 30, 2001, it is estimated that the Company would have been obligated to issue an additional 4.5 million shares or pay $26.2 million to satisfy the stock price guarantee ("contingently issuable shares") if June 30, 2001 had been the end of the six-month period subsequent to the distribution of the remaining shares.

    The warrants to purchase shares of the Company's Common Stock (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of the Company's Common Stock. Upon conversion of the Series B Preferred at various dates through July 2000, the holders received Series B Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred was converted. As of June 30, 2001, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84.

    Certain of the outstanding shares of Cloudscape Common Stock held by employees are subject to repurchase upon termination of employment. The number of shares subject to this repurchase right decreases as the shares vest over time, generally for four years. As of June 30, 2001, approximately 10,000 shares were subject to repurchase at a weighted-average exercise price of $0.21.

Note D—Comprehensive Income

    The following table sets forth the calculation of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(9,279)	$5,018	$4,770	$(17,965)
Other comprehensive income (loss):
Reclassification adjustment for realized losses (gains) included in net income (loss)	3,808	—	3,808	(2,895)
Unrealized gains (losses) on available-for-sale securities, net of taxes	544	(1,777)	555	104
Change in accumulated foreign currency translation adjustment	(449)	(3,378)	(1,197)	(4,143)

	$(5,376)	$(137)	$7,936	$(24,899)

Note E—Stockholders' Equity

Reconciliation of outstanding shares (in thousands):
Shares outstanding at December 31, 2000	280,363
Shares issued upon exercises of stock options	1,630
Shares sold and issued to employees under ESPP	1,126
Shares repurchased	(6,060)
Shares issued in litigation settlement	6,057
Shares repurchased under Cloudscape repurchase agreements	(11)

Shares outstanding at June 30, 2001	283,105

Note F—Accrued Merger, Realignment and Other Charges

    During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $92.5 million, of which $5.6 million was recorded during the six-month period ended June 30, 2001. The following analysis sets forth both the significant components of the charge recognized during the six-month period ended June 30, 2001, and the accrual activity for the six-month period ended June 30, 2001:

	Accrual Balance at December 31, 2000	Charges/ Adjustments	Payments	Accrual Balance at June 30, 2001
Severance and employment costs	$22.8	$3.5	$(24.6)	$1.7
Facility and equipment costs	3.6	1.7	(2.1)	3.2
Costs to exit various commitments and programs and other charges	2.3	0.4	(0.3)	2.4

	$28.7	$5.6	$(27.0)	$7.3

Amount included in accrued employee compensation	(5.0)			—

Amount included in accrued merger, realignment and other charges	$23.7			$7.3

    Severance and employment-related costs of $3.5 million included $5.1 million of retention and incentive bonuses for employees who management believed were critical to the successful outcome of the realignment and $0.8 million for payments to qualified employees related to the Company's decision to terminate its sabbatical plan, offset by reversing adjustments in the amount of $2.4 million to revise estimates for termination compensation and related benefits. As of June 30, 2001, termination compensation and related benefits had been paid to terminate approximately 730 employees. The remaining accrual balance of $1.7 million will be paid on various dates extending through October 2001.

    Included in the $1.7 million charge for facility and equipment costs was $0.5 million for the write-off of leasehold improvements, as these assets are no longer being used, and $1.2 million for lease obligations for redundant facilities. The remaining accrual balance at June 30, 2001 of $3.2 million is for lease obligations that extend through 2005 for redundant facilities.

    The remaining accrual of $2.4 million for costs to exit various commitments and programs should be settled by the end of 2001.

    In addition to the foregoing, as a result of the merger with Ardent Software, Inc. ("Ardent") in March 2000 as well as other merger and realignment activities that took place prior to 2000, the Company recorded charges arising from transaction related professional fees, and decisions to reduce workforce and exit certain facilities. As of June 30, 2001, approximately $1.8 million remains unpaid and relates primarily to future rental obligations on idle facilities that expire at various dates through 2004.

Note G—Business Segments

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

    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and six-month periods ended June 30, 2001 and 2000:

Three months ended June 30,	North America	Europe	Asia Pacific	Latin America	Eliminations	Total
	(In thousands)
2001:
Net revenues from unaffiliated customers	$113,292	$58,910	$20,561	$15,835	$—	$208,598
Transfers between segments	(3,435)	1,069	485	1,881	—	—
Total net revenues	109,857	59,979	21,046	17,716	—	208,598
Operating income (loss)	612	3,552	1,998	(710)	(740)	4,712
Net income (loss)	(26,626)	(1,825)	1,254	(1,803)	19,721	(9,279)
Identifiable assets at June 30	617,543	179,673	27,635	11,354	(224,168)	612,037
Depreciation and amortization expense	7,887	980	639	269	—	9,775
Capital expenditures	8,895	1,148	71	160	—	10,274
2000:
Net revenues from unaffiliated customers	$129,778	$66,391	$26,069	$18,256	$—	$240,494
Transfers between segments	(8,701)	4,130	2,921	1,650	—	—
Total net revenues	121,077	70,521	28,990	19,906	—	240,494
Operating income (loss)	(21,968)	21,083	981	1,545	37	1,678
Net income (loss)	(15,857)	16,210	(1,287)	668	5,284	5,018
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	11,063	1,307	691	338	—	13,399
Capital expenditures	11,068	2,051	378	279	—	13,776
Six months ended June 30,	North America	Europe	Asia Pacific	Latin America	Eliminations	Total
	(In thousands)
2001:
Net revenues from unaffiliated customers	$231,920	$123,161	$39,841	$30,733	$—	$425,655
Transfers between segments	(11,038)	5,930	1,994	3,114	—	—
Total net revenues	220,882	129,091	41,835	33,847	—	425,655
Operating income (loss)	4,674	9,772	4,315	(733)	76	18,104
Net income (loss)	(19,145)	3,671	3,900	(2,582)	18,926	4,770
Identifiable assets at June 30	617,543	179,673	27,635	11,354	(224,168)	612,037
Depreciation and amortization expense	15,867	1,960	1,281	535	—	19,643
Capital expenditures	13,935	1,725	185	317	—	16,162
2000:
Net revenues from unaffiliated customers	$260,041	$147,173	$51,614	$32,550	$—	$491,378
Transfers between segments	(15,469)	5,097	7,387	2,985	—	—
Total net revenues	244,572	152,270	59,001	35,535	—	491,378
Operating income (loss)	(66,927)	37,532	5,695	2,365	149	(21,186)
Net income (loss)	(58,590)	33,029	4,984	5,633	(3,021)	(17,965)
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	24,404	2,619	1,522	747	—	29,292
Capital expenditures	19,694	3,377	879	768	—	24,718

    The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating income (loss) of reportable operating segments	$5,452	$1,641	$18,028	$(21,335)
Consolidating adjustments	(740)	37	76	149
Other income	(12,466)	4,595	(8,932)	11,239

Income (loss) before income taxes	$(7,754)	$6,273	$9,172	$(9,947)

    On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, including the establishment of two operating businesses. The first, Informix Software, focuses on providing database management systems for data warehousing, transaction processing, and e-Business applications. As discussed in Note J in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business to IBM during the third quarter of 2001. The second, Ascential Software, is a newly established information asset management company providing content management, data integration infrastructure and enterprise portal software solutions to organizations worldwide. Revenues from external customers for each group of similar products and services offered by Informix Software and Ascential Software, respectively, are summarized below for the three-month and six-month periods ended June 30, 2001 and 2000 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Informix Software
License revenues	$68.8	$86.5	$149.2	$188.0
Service revenues
Maintenance revenues	91.3	102.1	182.5	199.8
Consulting and education revenues	12.0	23.3	24.2	44.6

Total service revenues	103.3	125.4	206.7	244.4

Total revenues—Informix Software	$172.1	$211.9	$355.9	$432.4

Ascential Software
License revenues	$18.4	$15.0	$35.2	$32.8
Service revenues
Maintenance revenues	8.2	4.6	15.8	8.9
Consulting and education revenues	9.9	8.9	18.8	17.2

Total service revenues	18.1	13.5	34.6	26.1

Total revenues—Ascential Software	$36.5	$28.5	$69.8	$58.9

Ascential Software Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$87.2	$101.5	$184.4	$220.8
Service revenues
Maintenance revenues	99.5	106.8	198.3	208.8
Consulting and education revenues	21.9	32.2	43.0	61.8

Total service revenues	121.4	139.0	241.3	270.6

Total revenues	$208.6	$240.5	$425.7	$491.4

    As discussed above, the Company undertook a strategic realignment to transition from five former business units into the two operating businesses during the second half of 2000. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, there is no disclosure of separate historical operating income information for periods prior to December 31, 2000. Below is a summary of the results of operations based on the two operating businesses for the three-month and six-month periods ended June 30, 2001:

Three months ended June 30, 2001	Informix Software	Ascential Software	Ascential Software Corporation
	(In millions)
Total net revenues	$172.1	$36.5	$208.6
Operating income (loss)*	23.9	(19.2)	4.7
Six months ended June 30, 2001	Informix Software	Ascential Software	Ascential Software Corporation
	(In millions)
Total net revenues	$355.9	$69.8	$425.7
Operating income (loss)*	59.0	(40.9)	18.1

*—Operating income (loss) includes amortization of goodwill and purchased intangible of $1.3 million per quarter for Informix Software and $1.6 million per quarter for Ascential Software.

Note H—Litigation

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

    In October and November 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company agreed to contribute a minimum of 9.0 million shares of the Company's common stock, which will have a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the Settlement. Pursuant to the terms of the Settlement, the Company may be required to pay an additional maximum amount of approximately $26.2 million in cash and/or stock, at the Company's election. See section in this report entitled "Factors That May Affect Future Results." The

Company's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the Settlement was $142.0 million.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.0 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court's judgment and issued a judgment in favor of Informix Software GmbH in the amount of approximately $2.5 million. The Company expects that EXPO 2000 will appeal this decision before the October 2001 deadline set by the court for an appeal and, accordingly, continues to have a reserve of approximately $3.0 million for the estimated outcome.

    The Company is a defendant in actions filed against Unidata prior to its merger with Ardent (prior to its merger with the Company), one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and a trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million. The Company, as successor-in-interest to Unidata, has been joined as a party in an action in China filed by the same plaintiff in the U.S actions and a related company against Unidata, its former distributor and a customer arising out of the same facts at issue in the U.S actions. The parties agreed in principle to a settlement, the principal component of which will be a payment by the Company to the plaintiff of $11.2 million. The Company has reserved $11.2 million for this settlement as of June 30, 2001.

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

Note I—Derivative Financial Instruments

    On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in income when the hedged item effects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company uses derivative financial instruments principally in the management of its foreign currency price exposures. The Company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of inter-company sales and purchases. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in other comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition or results of operations.

Note J—Subsequent Events

Sale of the Database Business

    On July 1, 2001, the Company completed the initial closing of the sale to International Business Machines ("IBM") of substantially all of the assets and certain liabilities of the database business, for $1 billion in cash.  The transaction was finalized on August 1, 2001, when the Company completed the sale to IBM of the database operations in 8 smaller countries. IBM has retained $100 million of the sale proceeds as a holdback to satisfy any indemnification obligations should they arise. IBM will pay interest at 6%, beginning July 1, 2001, on the amount of the holdback ultimately released to the Company. The sale was completed following the satisfaction or waiver of various customary closing conditions including approval by the Company's stockholders, expiration of the applicable waiting periods under domestic and foreign antitrust regulatory schemes, and the receipt of certain third-party consents.

    Under the terms of the agreement, the Company has guaranteed to transfer $124 million of net working capital, as defined in the agreement, to IBM. If the net working capital transferred to IBM exceeds $124.0 million, IBM will pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM is less than $124.0 million, the Company will pay IBM an amount equal to the difference. In connection with the sale, the Company paid IBM $11.6 million, which is equal to 18% of certain deferred revenues of the database business that were included on the December 31, 2000 balance sheet for which the Company received payment prior to December 31, 2000.

    The database business and Ascential Software are both providers of information management software to medium-sized to large businesses and organizations. As such, the sale of the database business to IBM does not constitute a disposal of a business segment. Accordingly, the results and net assets of the database business are not classified as discontinued operations.

    Effective on the closing of the transaction, IBM and the Company entered into agreement to settle existing outstanding patent infringement litigation for no separate consideration.

Unaudited Pro Forma Balance Sheet

    The following unaudited pro forma condensed consolidated balance sheet gives effect to the sale of substantially all of the assets and certain liabilities of the database business to IBM for $1.0 billion. The unaudited pro forma condensed consolidated balance sheet as of June 30, 2001 gives effect to the sale as if it occurred on that date.

    The Company expects to realize a gain of between $650 million to $680 million, after transaction costs and taxes, upon completion of the sale of the database business. The unaudited pro forma balance sheet presented below reflects a gain of $663 million.

    The pro forma adjustments are based on preliminary estimates and currently available information. The unaudited pro forma balance sheet presented herein is not necessarily indicative of the financial position that the Company would have obtained had the transaction occurred as of June 30, 2001.

    The unaudited pro forma condensed consolidated balance sheet should be read in connection with the Company's balance sheet and the related notes included in this Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$1,030,307
Short-term investments	79,648
Accounts receivable, net	36,803
Other current assets	11,261

Total current assets	1,158,019
PROPERTY AND EQUIPMENT, net	15,423
SOFTWARE COSTS, net	14,822
INTANGIBLE ASSETS, net	37,388
OTHER ASSETS	112,983

Total Assets	$1,338,635

CURRENT LIABILITIES
Accounts payable	8,534
Accrued expenses	86,450
Accrued employee compensation	15,322
Income taxes payable	232,231
Deferred revenue	13,548
Advances from customers	3,783
Accrued merger, realignment and other	9,056
Other current liabilities	293

Total current liabilities	369,217
OTHER NON-CURRENT LIABILITIES	257
Total stockholders' equity	969,161

Total Liabilities and Stockholders' Equity	$1,338,635

The following items have been excluded from the unaudited pro forma balance sheet:

- The announced stock reduction program for the Company has been excluded from the unaudited pro forma condensed consolidated balance sheet because the extent of the stock reduction has not been determined.

- Any potential adjustment to the purchase price arising from the difference between the working capital, as defined in the master purchase agreement, and $124.0 million has been excluded from the unaudited pro forma condensed consolidated balance sheet because any such adjustment is not determinable until the completion of a working capital audit.

Stock Repurchase Program

    On July 2, 2001, the Company announced that its Board of Directors has authorized an increase of its stock repurchase program to $350 million, from the previously announced level of $100 million. The Company intends to repurchase its outstanding shares from time to time in the open market and through privately negotiated transactions subject to market conditions. During the three months ended

June 30, 2001, the Company repurchased 6,060,000 shares of common stock for an aggregate purchase price of approximately $29.9 million. As of August 13, 2001, the Company repurchased 9,475,000 shares under this repurchase program for an aggregate purchase price of approximately $46.6 million.

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

OVERVIEW

    Ascential Software Corporation (formerly Informix Corporation) is a global provider of information management software through its two operating businesses, Informix Software ("database business") and Ascential Software. Informix Software develops, markets and supports object-relational and relational database management systems for data warehousing, transaction processing and e-business applications.

    Ascential Software ("Ascential") is a leading global provider of Information Asset Management solutions. Customers use Ascential products to turn vast amounts of disparate, unrefined data into reliable, reusable information assets that drive business success. Ascential provides the information infrastructure which gives organizations the ability to collect, validate, organize, administer and deliver information from anywhere to anywhere across the enterprise, to deliver economic value.

    Information Asset Management, or IAM is a new category, and is the confluence of market drivers in three areas: data integration, digital content management, and enterprise portal infrastructure. Ascential's IAM offerings are infrastructure solutions for data integration, digital content management and portal infrastructure for data warehouses. The combination of these solutions will enable our customers today and into the future to manage all their information assets.

    Data integration is the extraction of data from legacy mainframes, servers, databases, flat files and other disparate systems throughout the organization, transformation of that data into a compatible format, and its delivery to a target system, such as a server. Digital content management is the collection, validation, organization, administration delivery and management of unstructured data such as XML files, video, audio, images, desktop publishing and text files. Portal infrastructure software provides sophisticated XML-based Business Information Directories, or BIDs, to allow users to find all the information that is available, whether structured or unstructured, throughout the enterprise for their data warehouse. This information would logically be sourced from digital content management and data integration systems..

    Headquartered in Westboro, MA, Ascential has offices worldwide and supports more than 1,800 customers in such industries as telecommunications, insurance, financial services, healthcare, media/entertainment and retail.

Ascential Software Products and Services

    The DataStage Product Family is a leading data integration platform. It offers an enterprise a single integration platform for any style of structured data using a unified meta data backbone. At its core, the family provides components for data integration, the movement and transformation of data from diverse sources, combined with tools for meta data integration and data quality assurance. Extending this capability, DataStage allows the customer to take data from diverse sources including: Mainframe legacy data; Enterprise Application such as SAP, Siebel, and PeopleSoft; Message-based Middleware and complex file structures such as XML and web logs. The data is then transformed so that it can be made available to CRM applications, Decision Support Systems,

e-business applications, or other applications. Lastly, its web-based components enable remote administration of a corporation's warehouse investment, and the reuse of an organization's business intelligence investments in tools such as those provided by Business Objects, Hyperion and Cognos.

    Media360 is a complete Digital Asset Management solution for loading, digitizing, indexing, retrieving, playing, protecting, distributing, and archiving any type of content. Media360 is tightly integrated with video and audio catalogers, newsgathering, editing, Web publishing, eCommerce, digital content distribution, and analytic systems. Media360 also helps distribute content over the Web, enabling inexperienced users to prepare and publish content inside and outside an organization.

    Ascential products combine the management of structured data, with the DataStage family, and unstructured data, with the Media360 solution, for our customers and turns data into reliable, reusable information assets to improve operational efficiency and customer centricity by facilitating the ability to predict, act, analyze, collaborate and re-use all information assets.

    Ascential offers a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated knowledge and experience, gained through hundreds of successful engagements in a wide range of industries and government.

Sale of the Database Business

    On July 1, 2001, we completed the initial closing of the sale to IBM of substantially all of the assets and certain liabilities of the database business, for $1 billion in cash. The transaction was finalized on August 1, 2001, when we completed the sale to IBM of the database operations in 8 smaller countries. IBM has retained $100 million of the sale proceeds as a holdback to satisfy any indemnification obligations should they arise. IBM will pay interest at 6%, beginning July 1, 2001, on the amount of the holdback ultimately released to us. The sale was completed following the satisfaction or waiver of various customary closing conditions including approval by our stockholders, expiration of the applicable waiting periods under domestic and foreign antitrust regulatory schemes, and the receipt of certain third-party consents.

    Under the terms of the agreement, we have guaranteed to transfer $124 million of net working capital, as defined in the agreement, to IBM. If the net working capital transferred to IBM exceeds $124.0 million, IBM will pay us 50% of the excess over $124.0 million. If the net working capital transferred to IBM is less than $124.0 million, we will pay IBM an amount equal to the difference. We believe that we will transfer $140 million to $150 million of net working capital to IBM, subject to completion of an audit of the working capital. Accordingly, we expect that IBM will pay us an additional $8 million to $13 million as a result. In connection with the sale and pursuant to the agreement, we paid IBM an amount of $11.6 million, which is equal to 18% of certain deferred revenues arising from the database business that are included on our December 31, 2000 balance sheet for which we received payment prior to December 31, 2000.

    Following the closing of the sale of the database business, we and IBM will each need certain transition services from the other for a limited period of time. To facilitate the provision of these services, we have entered into transition services agreements with IBM.

    In connection with the sale of the database business, we settled all claims with IBM with regard to the outstanding patent infringement litigation for no separate consideration.

    Following this sale, we will focus on growing and expanding our information asset management solutions business, Ascential, which will continue to operate on a global basis. Ascential will have approximately 860 employees and will build from a revenue base of $122 million, which was the revenue generated in 2000 by the Ascential business operations (including the i.Sell product, which was discontinued in the first quarter of 2001). As part of the sale of the database business, we entered into a strategic alliance with IBM, which became effective upon the closing of the sale, to jointly promote and market information asset management solutions based on Ascential's DataStage and Media360 product lines. We intend to apply part of the proceeds from the transaction to fund Ascential's business, including any strategic acquisitions that we may under take. We also intend to return a substantial portion of the proceeds to our stockholders in the form of a $350 million stock reduction program (See Note J to the Notes to Unaudited Condensed Consolidated Financial Statements).

    In order to reflect the change in its business structure as a result of the sale, we received stockholder approval to change our name to "Ascential Software Corporation" and our ticker symbol to "ASCL." These changes became effective in early July 2001.

Strategic Realignment in 2000

    During the second half of 2000, we undertook a strategic realignment to transition from five former business units into the two operating businesses. By December 31, 2000, we defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. However, our core infrastructure groups (operations, finance and administration) were retained by Informix Software and these groups provided services to both operating businesses through the first half of 2001.

    Prior to December 31, 2000, we had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, we do not present separate historical expense or operating income information for periods prior to December 31, 2000. As a result of this, our discussion and analysis of costs and expenses, as compared to 2000, is presented on a combined basis for the two operating businesses. Our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for first two quarters of 2001. We do not provide a corresponding discussion and analysis of costs and expenses for Informix Software in 2001, due to the sale of the database business to IBM.

    During the period from January 1, 2000 to June 30, 2001, we have recorded merger, realignment and other charges of $132.4 million, of which $44.4 million related to non-cash charges. As of June 30, 2001, we had made cash payments of $79.3 million related to the $132.4 million charge and expect to make additional cash payments of approximately $8.7 million during the remainder of 2001. In addition, we expect to make future cash payments of $0.4 million in respect to charges recorded prior to January 1, 2000.

    We have realized total quarterly expense reductions of approximately $20.9 million as a direct result of these realignment activities. Approximately 88% of this amount represents cash savings with the balance attributable to reductions in non-cash depreciation and amortization. The quarterly expense reduction has reduced specific quarterly expense components as follows: cost of software distribution, $2.0 million; cost of services, $2.4 million; sales and marketing, $8.2 million; research and development, $6.1 million; general and administrative, $2.2 million.

    These realignment and other charges are subject to continuing review and adjustment as we implement the separation of the businesses and finalize the sale of the database business.

RESULTS OF OPERATIONS

    The following table and discussion compares the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, respectively.

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
Licenses	42%	42%	43%	45%
Services	58	58	57	55

Total net revenues	100	100	100	100
Cost and expenses:
Cost of software distribution	6	6	6	5
Cost of services	21	20	20	20
Sales and marketing	39	45	39	42
Research and development	17	18	17	18
General and administrative	13	10	13	9
Merger, integration and restructuring charges	1	—	1	10

Total expenses	97	99	96	104
Operating income (loss)	3	1	4	(4)
Net income (loss)	(4)%	2%	1%	(4)%

Revenues

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and education services.

    License Revenues.  License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). Revenue from license agreements with resellers is recognized as earned by us, generally, when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $8.5 million and $10.5 million as of June 30, 2001 and December 31, 2000, respectively, had not been recognized as earned revenue. During the quarter ended June 30, 2001, we recognized revenue from resellers with previously recorded customer advances of $3.8 million. Included in the $3.8 million recognized were $3.7 million of licenses that were resold or utilized by the reseller and $0.1 million related to contractual reductions in customer advances. During the first half of 2001, we recognized revenue from resellers with previously recorded customer advances of $6.7 million. Included in the $6.7 million recognized were $6.5 million of licenses that were resold or utilized by the reseller and $0.2 million related to contractual reductions in customer advances. Contractual reductions result from settlements between resellers and us in which the customer advance contractually expires or a settlement is structured wherein the rights to resell our products terminate without sell through or deployment of the software.

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

    The following table and discussion compares the revenues for the businesses of Informix Software and Ascential for the three-month and six-month periods ended June 30, 2001 and 2000 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Informix Software
License revenues	$68.8	$86.5	$149.2	$188.0
Service revenues
Maintenance revenues	91.3	102.1	182.5	199.8
Consulting and education revenues	12.0	23.3	24.2	44.6

Total service revenues	103.3	125.4	206.7	244.4

Total revenues — Informix Software	$172.1	$211.9	$355.9	$432.4

License revenues as a percent of total revenues	40%	41%	42%	43%
Service revenues as a percent of total revenues	60%	59%	58%	57%
Ascential Software
License revenues	$18.4	$15.0	$35.2	$32.8
Service revenues
Maintenance revenues	8.2	4.6	15.8	8.9
Consulting and education revenues	9.9	8.9	18.8	17.2

Total service revenues	18.1	13.5	34.6	26.1

Total revenues — Ascential Software	$36.5	$28.5	$69.8	$58.9

License revenues as a percent of total revenues	50%	53%	50%	56%
Service revenues as a percent of total revenues	50%	47%	50%	44%
Ascential Software Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$87.2	$101.5	$184.4	$220.8
Service revenues
Maintenance revenues	99.5	106.8	198.3	208.8
Consulting and education revenues	21.9	32.2	43.0	61.8

Total service revenues	121.4	139.0	241.3	270.6

Total revenues	$208.6	$240.5	$425.7	$491.4

License revenues as a percent of total revenues	42%	42%	43%	45%
Service revenues as a percent of total revenues	58%	58%	57%	55%

Informix Software—Revenues

    License revenues.  License revenues decreased 20% to $68.8 million for the quarter ended June 30, 2001 and decreased 21% to $149.2 million for the first half of 2001 when compared to the same periods in 2000. Revenue has declined from both our traditional client-server products and from large enterprise transactions. This trend results from us being unsuccessful in attracting new database customers and in securing additional business from our existing customers. Our principal competitors in the database business, Oracle, IBM and Microsoft, are much larger, much better financed, and are continuing to invest substantially in their database businesses. Strategic partners in the database business—the major enterprise software application providers—therefore promote our competitors' products more than they promote ours. As a result, we have not been successful in attracting significant new database customers. In addition, most of our current customers have invested in our traditional client-server and tools products, and many are in the process of replacing those products and purchasing newer products. Because of our competitive position described above, some of our customers have chosen to purchase our newer database products, but many have chosen to purchase newer database products from our competitors. We also believe that the current economic slowdown has led to a deferral by some potential customers of their decisions to enter into large enterprise transactions. Additional, during the second quarter of 2001, we believe the transaction with IBM may have impaired our ability to close certain transactions.

    Service revenues.  Service revenues for the quarter ended June 30, 2001 decreased 18% to $103.3 million from $125.4 million for the same period in 2000. During the first half of 2001, service revenues decreased 15% to $206.7 million from $244.4 million for the same period in 2000. Service revenues accounted for 60% and 59% of total revenues for the second quarters of 2001 and 2000, respectively, and accounted for 58% and 57% of total revenues during the first half of 2001 and 2000, respectively. The decrease in service revenues in 2001, when compared to the same periods in 2000, was attributable primarily to a decline in consulting revenue in our database business. The increase in service revenues, as a percentage of total revenues, in 2001, when compared to the same periods in 2000, was attributable primarily to the decline in the license revenue of our database business. Maintenance revenues for the quarter ended June 30, 2001 decreased 11% to $91.3 million from $102.1 million for the same period in 2000. During the first half of 2001, maintenance revenues decreased 9% to $182.5 million from $199.8 million for the same period in 2000. The decrease in maintenance revenues in 2001, when compared to the same periods in 2000, was attributable primarily to our inability to maintain maintenance revenue levels from our installed base in a climate of decreasing license revenues. Consulting and education revenues for the quarter ended June 30, 2001 decreased 48% to $12.0 million from $23.3 million for the same period in 2000. During the first half of 2001, consulting and education revenues decreased 46% to $24.2 million from $44.6 for the same period in 2000. The decrease in consulting and education revenues in 2001, when compared to the same periods in 2000, was primarily due to the decline in license revenues experienced during the first half of 2001 as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

Ascential Software—Revenues

    License revenues.  License revenues for the quarter ended June 30, 2001 increased 23% to $18.4 million from $15.0 million for the same period in 2000. During the first half of 2001, license revenues increased 7% to $35.2 million from $32.8 million for the same period in 2000. The increase in 2001, when compared to the same periods in 2000, was due principally to increased sales of Ascential's DataStage product line. The increased sales were offset by a decline in license revenues for the e-commerce solution i.Sell, which was discontinued during the first quarter of 2001.

    We have recently entered into agreements with Hewlett-Packard, IBM, Business Objects and SAP that will allow these companies to resell Ascential products. We expect that these arrangements will begin to generate revenue in the fourth quarter of 2001. As a result of these and other reseller agreements, we expect that our distribution model will change from being one that is primarily based on a direct sales force to a more balanced model with a significant amount of indirect- or reseller-influenced business.

    Service revenues.  Service revenues for the quarter ended June 30, 2001 increased 34% to $18.1 million from $13.5 million for the same period in 2000. During the first half of 2001, service revenues increased 33% to $34.6 million from $26.1 million for the same period in 2000. Service revenues accounted for 50% and 47% of total revenues for the second quarters of 2001 and 2000, respectively, and accounted for 50% and 44% of total revenues during the first half of 2001 and 2000, respectively. Maintenance revenues for the quarter ended June 30, 2001 increased 78% to $8.2 million from $4.6 million for the same period in 2000. During the first half of 2001, maintenance revenues increased 78% to $15.8 million from $8.9 million for the same period in 2000. Maintenance revenues are increasing for Ascential as it continues to build its installed customer base. Maintenance revenues will flatten slightly in future periods until maintenance on the discontinued i.Sell product is replaced by maintenance revenue on new business. Consulting and education revenues for the quarter ended June 30, 2001 increased 11% to $9.9 million from $8.9 million for the same period in 2000. During the first half of 2001, consulting and education revenues increased 9% to $18.8 million from $17.2 million for the same period in 2000. The increase in consulting and education revenues in 2001, when compared to the same periods in 2000, was primarily due to the increase in license revenues experienced during the first half of 2001 as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

Costs and Expenses—Ascential Software Corporation (Combined total of Informix Software and Ascential Software)

    As discussed above, our discussion and analysis of costs and expenses is presented on a combined basis for the two operating businesses.

    Cost of software distribution.  Cost of software distribution consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. During the quarter ended June 30, 2001, cost of software distribution decreased 7% to $12.6 million from $13.5 million for the same period in 2000. During the first half of 2001, cost of software distribution decreased 1% to $25.8 million from $26.1 million for the same period in 2000. The decrease in 2001, when compared to the same periods in 2000, was primarily due to a decrease in capitalized software amortization as certain database products became fully amortized during 2000. This decrease was partially offset by an increase in third-party royalties associated with increased license revenue from certain Ascential product offerings.

    Cost of services.  Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services decreased approximately 8% to $44 million for the quarter ended June 30, 2001 and decreased 12% to $85.6 million for the first half of 2001 when compared to the corresponding period in 2000. Service margins remained fairly consistent at 64%-65% during the three and six-month periods ended June 30, 2001 and 2000. The absolute dollar decrease in cost of services in 2001, when compared to the same periods in 2000, was primarily due to cost containment actions that included headcount reductions as a result of the realignment.

    Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses decreased 24% to $81.6 million for the quarter ended June 30, 2001 and decreased 21% to $164.1 million for the first half of 2001 when compared to the same periods in 2000. The decrease in 2001, when compared to the same period in 2000, was due primarily to a reduction in headcount and related overhead costs, as we have reduced our cost profile in line with the reduction in revenue that we are experiencing. This cost reduction resulted from the realignment activities that we undertook during the second half of 2000. The decrease was also attributable to a significant reduction in advertising expenditures compared to the corresponding period in 2000. Sales and marketing expense declined as a percentage of revenue to 39% for the quarter ended June 30, 2001 compared to 45% of the corresponding quarter in 2000. During the first half of 2001, sales and marketing expense declined as a percentage of revenue to 39% as compared to 42% in the corresponding period in 2000.

    Research and development expenses.  Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the three and six-month periods ended June 30, 2001 were $36.2 million and $71.9 million, respectively, or 17% of net revenues, compared to $43.7 million and $87.1 million, or 18% of net revenues, for the corresponding periods of 2000. As a percentage of net revenues, research and development expenses remained fairly consistent at 17-18% during the three and six-month periods ended June 30, 2001 and 2000 due to the realization of cost containment efforts employed during 2001, which included headcount and overhead reductions resulting from the realignment.

    General and administrative expenses.  General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased 10% to $28.1 million for the quarter ended June 30, 2001 and increased 19% to $54.6 million for the first half of 2001 when compared to the same periods in 2000. The increase in 2001, when compared to the same periods in 2000, was caused by increased bad debt and litigation related expenses offset by a decrease in employee-related costs. Bad debt expense was $5.3 million during the first half of 2001, as a result of increased reserves against defaults by technology start-up companies and other companies experiencing the downturn in the general economic environment and also as a result of the reserves required due to the discontinuation of our i. Sell product during the first quarter of 2001. Litigation related expenses increased to $6.9 million in the first half of fiscal 2001 primarily as a result of the charge that was recognized during the quarter in connection with the tentative settlement of the actions filed against the Unidata operations in Asia. (See Note H to the Notes to Unaudited Condensed Consolidated Financial Statements). General and administrative expense increased as a percentage of revenue from 13% for the quarter ended June 30, 2001 compared to 11% of the corresponding quarter in 2000. During the first half of 2001, general and administrative expense increased as a percentage of revenue to 13% compared to 9% for the corresponding period in 2000.

    Merger, realignment and other charges.  During the six-months ended June 30, 2001, we recorded realignment charges of $5.6 million net of reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits and $0.4 million to revise estimates for lease obligations on redundant facilities. The net recorded realignment charges primarily consisted of a $3.5 million charge for severance and employment related costs, $1.7 million charge for facility and equipment costs, and $0.4 million of ongoing professional fees related to the realignment. As a result of the realignment actions taken to realign our operational structure into two separate operating businesses and to refine our product strategy, we have recorded charges of $92.5 million during the 12-month period ended June 30, 2001. Included in this charge was $44.4 million for severance and employment related costs, $32.0 million for the write-off of goodwill and intangible assets, $9.2 million for the closure of facilities and equipment costs, $4.1 million for costs to exit various commitments and programs, $2.8 million of miscellaneous other charges. See Note F to the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Income (Expense)

    Interest income.  Interest income decreased 43% to $2.2 million for the quarter ended June 30, 2001 and decreased 32% to $4.8 million for the first half of 2001 when compared to the same periods in 2000. The decrease in 2001, when compared to the same periods in 2000, was due to a decline in interest rates in 2001 compared to the corresponding periods for 2000, as well as a decline in the average interest-bearing cash and short-term investment balances in 2001.

    Interest expense.  Interest expense decreased 61% to $54,000 for the quarter ended June 30, 2001 and decreased 71% to $88,000 for the same period in 2000. The decrease in 2001, when compared to the same periods in 2001, was due primarily to interest charges on capital lease payments. Interest charges related to payments on capital leases have been declining each year, as we have not been entering into new capital lease arrangements.

    Impairment of long-term investments.  The Company recorded impairment losses of its strategic investments of $9.3 million during the second quarter of 2001. Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment charge relates to both publicly traded and non-marketable investments.

    Other income, net.  During the quarter ended June 30, 2001, other income decreased from $0.9 million to $0.3 million. During the first half of 2001, other income decreased from $4.4 million to $1.2 million. During the first half of 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and $0.8 million of net foreign currency transaction gains.

    IBM Transaction Costs.  During the quarter ended June 30, 2001, we incurred $5.6 million of professional fees related to the sale of the database business to IBM.

Income Taxes

    Income tax expense of $4.4 million and $8.0 million for the first half of 2001 and 2000, respectively, resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

    The tax effects resulting sale of the database business to IBM will be recognized during the third quarter, upon consummation of the sale. The tax effects include the utilization of loss carry forwards, and a corresponding reduction of the valuation allowance.

RESULTS OF OPERATIONS—ASCENTIAL SOFTWARE

    As discussed above, our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for first two quarters of 2001.

    The following table and discussion compares the results of operations of Ascential Software for the three-month periods ended June 30, 2001 and March 31, 2001, respectively.

Ascential Software
Unaudited Condensed Consolidated Statements Of Operations
(In thousands)

	Three Months Ended
	June 30, 2001	March 31, 2001
NET REVENUES
Licenses	$18,372	$16,848
Services	18,163	16,404

	36,535	33,252
COSTS AND EXPENSES
Cost of software distribution	3,524	5,060
Cost of services	12,847	11,441
Sales and marketing	24,793	26,385
Research and development	9,188	8,720
General and administrative	5,343	3,160

	55,695	54,766

Operating income (loss) *	(19,160)	(21,514)

    *—Operating income (loss) includes amortization of goodwill and purchased intangible of $1,561,000 per quarter for Ascential Software.

Costs and Expenses—Ascential Software

    Cost of software distribution.  During the quarter ended June 30, 2001, cost of software distribution decreased 30% to $3.5 million from $5.1 million during the first quarter in 2001. The decrease in cost of distribution was primarily due to a decrease in royalties payable, which resulted from change in product mix primarily related to the decision to stop selling i.Sell.

    Cost of services.  Cost of services increased 12% to $12.8 million for the quarter ended June 30, 2001, from $11.4 million in the first quarter in 2001. Service margins remained consistent at 29%-30% during the three and six-month periods ended June 30, 2001.

    Sales and marketing expenses.  Sales and marketing expenses decreased 6% to $24.8 million for the quarter ended June 30, 2001, when compared to the first quarter in 2001. Sales and marketing expense declined as a percentage of revenue to 68% for the quarter ended June 30, 2001 compared to 79% for the first quarter in 2001. These declines in both absolute dollars and percentage result from improved efficiency and productivity as our sales and marketing organizations begin to become established.

    Research and development expenses.  Research and development expenses increased 5% to $9.2 million for the quarter ended June 30, 2001, when compared to the first quarter in 2001. This increase is primarily due to a reduction in the amount of development costs capitalized during the second quarter. As a percentage of net revenues, research and development expenses remained consistent at 25-26% during the three and six-month periods ended June 30, 2001.

    General and administrative expenses.  General and administrative expenses increased by $2.1 million 69% to $5.3 million for the quarter ended June 30, 2001, from $3.2 million in first quarter in 2001. The increase resulted from bad debt expense that was recognized due to the discontinuation of our i.Sell product during the first quarter. Excluding bad debt expense, general and administrative expenses remained consistent at 9%-10% of revenue during the three and six-month periods ended June 30, 2001.

    The costs and expenses of Ascential Software above include quarterly charges for amortization of goodwill and purchased intangibles of $1.6 million. Of this total amortization, $0.1 million is recorded within cost of software distribution, $0.1 million is recorded within cost of services and $1.4 million is recorded within research and development.

Liquidity and Capital Resources—Ascential Software Corporation

    Our cash, cash equivalents and short-term investments totaled $221.6 million at June 30, 2001. The increase of $4.6 million from $217.0 million at December 31, 2000, was primarily caused by positive cash flows from operations of $47.1 million. The cash provided by operations was primarily due to increased profitability and a decrease in accounts receivable offset by decreases in accounts payable and accrued liabilities. The positive cash flows from operations were primarily offset by stock repurchases of $29.9 million during the quarter ended June 30, 2001.

    We will continue to invest in research and development activities as well as sales and marketing and product support for the Ascential Software business. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During the first half of 2001, capital expenditures totaled $16.2 million.

    As of June 30, 2001, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that the proceeds from the sale of the database business to IBM, together with our current cash, cash equivalents and short-term investments balances and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to fund the announced $350 million stock repurchase program (see Note J to the Notes to Unaudited Condensed Consolidated Financial Statements); any additional cash payments required in connection with the settlement of our private securities litigation, which may be as much as $26.2 million (see Note H to the Unaudited Condensed Consolidated Financial Statements and Factors That May Affect Future Results) and any strategic acquisitions that the we may undertake.

Recent Accounting Pronouncements

    See Note B to the Notes to Unaudited Condensed Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR SALE OF THE DATABASE BUSINESS TO IBM

After the sale to IBM, we will have a more narrowed focus of business and will lose a substantial portion of our historical license and service revenue.

    As a result of the sale of the database business to IBM, we will lose a substantial portion of our historical license and service revenue. After the sale to IBM, all of our revenue will be generated from the license and service revenue of Ascential Software. Historically, the license and service revenue of Ascential Software has represented a relatively small portion of our total revenue. As a result of the sale to IBM, we will lose the benefit of any future revenue growth that could have been generated by our association with the database business and our future financial results could be materially adversely affected. In addition, we cannot ensure that the future revenue from Ascential Software's information asset management business will equal or exceed either the historical revenue generated by Ascential Software or the revenue resulting from the database business that we have sold to IBM.

The sale to IBM will expose us to potential contingent liabilities and we will retain some pre-closing liabilities of the database business.

    As part of the sale to IBM, we have agreed to indemnify IBM for a number of contingent liabilities. Indemnification claims by IBM, should they be made, could materially adversely affect our financial results. In addition, IBM will assume only certain current liabilities of the database business at closing. As a result, we will continue to be responsible for some liabilities of the database business, particularly contractual obligations that IBM declines to assume. If we were required to perform under a large number of these contracts, it would materially adversely affect our financial results.

If we are unable to successfully increase revenue from, and expand the market share of, Ascential Software, our financial results could be materially adversely affected.

    The market for information asset management products and services, including data integration and content management, may not continue to grow or grow rapidly, and our customers may not increase their purchases of information asset management products and services. In addition, we cannot ensure that our efforts to market and increase sales of Ascential Software's products and services, compete effectively in the information asset management market, and generate increased revenue will be successful. Although demand for information asset management products and services has grown in recent years, the market is still emerging. If we are unable to increase our future revenue and expand our market share in the information asset management business, our financial results could be materially adversely affected.

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

    As part of the IBM transaction, we have sold to IBM, and therefore will have to replace, significant portions of our infrastructure, including financial and other business processes, product and services order administration, and information technology. Also as part of the sale to IBM, we have entered into agreements with IBM to provide and purchase some of these services for a transitional period not to exceed 18 months. If the transitional services agreements with IBM are not effective, or if we are not able to establish our own infrastructure prior to the expiration of the transitional services agreements, our financial results will be adversely affected. In addition, we anticipate that there will be substantial costs associated with establishing our own infrastructure.

RISKS RELATING TO OUR INFORMATION ASSET MANAGEMENT BUSINESS

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

    Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in our stock price. These factors include:

  •
  Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the information asset management business

  •
  The size, timing and contractual terms of large orders for our software products and services

  •
  The budgeting cycles of our customers and potential customers

  •
  The reaction of our customers and potential customers to the completion of the sale of our database business to IBM

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

    Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies' businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

  •
  Market uncertainty about our business prospects as a result of the sale of our database business to IBM

  •
  Market uncertainty about our business prospects or the prospects for the information asset management business market

  •
  Revenues or results of operations that do not meet or exceed analysts' and investors' expectations

  •
  The introduction of new products or product enhancements by us or our competitors

  •
  General business conditions in the software industry

Fluctuations in the value of foreign currencies could result in currency transaction losses.

    Despite efforts to manage foreign exchange risk, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rates movements and our implementation of a revised pricing structure.

    The result is could lead to substantial pricing exposure as a result of foreign exchange volatility during the period between pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. We have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts in the primary European and Asian currencies. This program is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. Additionally, uncertainties related to the Euro conversion could adversely affect our hedging activities.

If the information asset management market declines or does not grow, we may sell fewer products and services and our business may be unable to sustain its current level of operations.

    If the growth rates for our information asset management business decline for any reason, there will be less demand for our products and services, which would have a materially adverse effect on our financial results. Declining demand our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth.

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

    We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the information asset management business include Informatica, Bulldog, Hummingbird, Sagent, Cognos and Artesia and small, highly-focused companies offering single products or services that we include as part of an overall solution. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements than we can.

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

    Our product development efforts will continue to require substantial financial and operational investment. We may not be able to internally develop new products and services quickly enough to respond to market forces. As a result, we may have to acquire technology or access to products or services through mergers and acquisitions, investments and partnering arrangements. Alternatively, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with the companies of our choice.

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

    International sales represented approximately 48% of our total revenue for Ascential Software during the six-month period ended June 30, 2001. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

    Our business success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold a number of United States patents and pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements. Our ability to sell our products and services and to prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes. We also rely on "shrink-wrap" and "click-wrap" licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement.

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

It is likely that we will have to pay additional cash and/or issue additional shares of common stock in connection with the settlement of our private securities litigation.

    As part of our settlement, in May 1999, of various private securities and related litigation arising out of our restatement of financial statements in 1997, we agreed to issue a minimum of 9 million shares ("settlement shares") of the Company's common stock at a guaranteed value of $91million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's common stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution.

    We issued approximately 2.9 million shares to counsel for the various plaintiffs during the first distribution of settlement shares in November and December 1999. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. In April 2001, we issued the remainder of the settlement shares to members of the class. It is highly unlikely that the closing price of our common stock will average $10.11 for ten consecutive days prior to October 2001. As a result, it is likely that, within 30 days following the close of the second distribution period in October 2001, we likely will have to pay to class members the difference between $10.11 and the larger of: (a) the average closing price of our common stock for the twenty (20) consecutive trading days immediately following the distribution date in April 2001, or (b) the average closing price of our common stock for the final twenty (20) trading days of the second distribution period. The average closing price of our common stock during the twenty (20) days immediately following the distribution date in April 2001 was $5.7845 and, as a result, the maximum amount that we likely will have to pay is approximately $26.2 million. We have the option of paying the additional amount in stock and/or cash. If we elect to pay all or part of the additional amount in cash, our cash reserve will be depleted by that amount; if we elect to pay all or part of the additional amount in stock, there will be further dilution of stockholders' equity by that number of shares.

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

Provisions in our charter documents with respect to undesignated preferred stock may discourage potential acquisition bids for Ascential Software Corporation.

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

    Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

    Equity Security Price Risk.  We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.4 million impact on the value of these securities in 2001.

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

    Most of our international revenue and expenses are denominated in local currencies. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rates movement and our implementation of a revised pricing structure. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on an annual basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at June 30, 2001 and the forward rate. All contracts mature within twelve months.

Forward Contracts

At June 30, 2001	Contract Amount	Weighted- Average Contract Rate	Fair Value
	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Euro	$15,914	1.16	$6
Japanese Yen	12,133	123.14	105
Australian Dollar	7,907	1.94	(35)
Taiwan Dollar	5,835	35.13	(106)
Korean Won	3,650	1315.00	(42)
Swiss Franc	2,587	1.76	7
South African Rand	3,043	8.19	(60)
Thailand Bhat	2,581	46.1	(49)
German Deutschmark	2,207	2.27	—
Singapore Dollar	2,310	1.82	5
French Franc	1,841	7.62	2
Czech Koruna	1,280	39.10	1
New Zealand Dollar	1,234	2.43	(17)
Other (individually less than $1 million)	1,458	*	(9)

Total	$63,980		$(192)

Foreign currency to be purchased under contract:
British Pound	$10,244	1.41	$6
Other (individually less than $1 million)	531	*	—

Total	$10,775		$6

Grand Total	$74,755		$(186)

* Not meaningful

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.
Item 2.	Changes In Securities And Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters To A Vote of Security Holders

    The 2001 Annual Meeting of the Stockholders of the Company was held on June 4, 2001. The following matters were voted on at the Annual Meeting:

  1.
  Election of the Class I Directors of the Company:
Board Nominee	For	Withheld	Broker Non-votes
James L. Koch	244,748,433	5,667,881	-0-
Thomas A. McDonnell	209,431,469	40,984,845	-0-

        Each of the following director's term of office as a director continued after the Annual Meeting:

Peter Gyenes Robert M. Morrill Leslie G. Denend
  2.
  Ratification of the choice of KPMG LLP as the Company's independent auditors:
For	Against	Abstained	Broker Non-votes
246,735,094	3,154,873	526,347	-0-

    On June 8, 2001, a special meeting of the Stockholders of the Company was held to consider and vote upon the following matters:

  1.
  The sale of our database business pursuant to a master purchase agreement, dated as of April 24, 2001 between the Company, Informix Software, Inc., and International Business Machines Corporation.

Votes
For	Against	Abstentions
145,714,763	12,678,783	1,518,661
  2.
  The approval of an amendment to our restated certificate of incorporation to change our name from "Informix Corporation" to "Ascential Software Corporation."

Votes
For	Against	Abstentions
147,166,113	11,283,087	1,463,007
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None.
(b) Reports on Form 8-K.

On May 7, 2001, the Company filed a Current Report on Form 8-K under "Item 9. Regulation FD Disclosure."

On May 8, 2001, the Company filed a Current Report on Form 8-K under "Item 9. Regulation FD Disclosure."

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION
Dated: August 14, 2001	By:	/s/ ROBERT C. McBRIDE Robert C. McBride Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ JAMES R. ARNOLD, JR. James R. Arnold, Jr. Vice President Finance (Principal Accounting Officer)

QuickLinks

ASCENTIAL SOFTWARE CORPORATION FORM 10-Q Quarterly Period Ended June 30, 2001 Table of Contents
FORWARD LOOKING STATEMENTS
  Part I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
ASCENTIAL SOFTWARE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ASCENTIAL SOFTWARE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
ASCENTIAL SOFTWARE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ASCENTIAL SOFTWARE CORPORATION Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ascential Software Unaudited Condensed Consolidated Statements Of Operations (In thousands)
RISKS RELATED TO OUR SALE OF THE DATABASE BUSINESS TO IBM
RISKS RELATING TO OUR INFORMATION ASSET MANAGEMENT BUSINESS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
SIGNATURES