Form 10-Q
period 2001-09-30
ASCENTIAL SOFTWARE CORP
filed 2001-11-14
CIK 799089

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION
(Formerly known as Informix Corporation)
(Exact name of registrant as specified in its charter)

Delaware	94-3011736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Washington Street, Westborough, MA	01581
(Address of principal executive office)	(zip code)

Registrant's telephone number, including area code: (508) 366-3888

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    At October 31, 2001, 259,366,371 shares of the Registrant's Common Stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2001
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

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
NET REVENUES
Licenses	$13,023	$82,441	$197,428	$303,256
Services	15,482	128,664	256,733	399,227

	28,505	211,105	454,161	702,483

COSTS AND EXPENSES
Cost of software	4,289	11,275	30,110	37,338
Cost of services	12,365	48,214	97,930	144,998
Sales and marketing	23,343	99,896	187,411	306,703
Research and development	7,903	39,878	79,758	126,940
General and administrative	14,129	29,637	68,766	75,451
Merger, realignment and other charges	6,826	62,136	12,432	112,170

	68,855	291,036	476,407	803,600

Operating loss	(40,350)	(79,931)	(22,246)	(101,117)
OTHER INCOME (EXPENSE)
Interest income	11,076	3,587	15,890	10,697
Interest expense	(40)	(70)	(128)	(378)
Gain on sale of database business	850,070	—	844,473	—
Impairment of long-term investments	(882)	—	(10,190)	—
Other, net	(3,380)	(213)	(2,133)	4,224

INCOME (LOSS) BEFORE INCOME TAXES	816,494	(76,627)	825,666	(86,754)
Income taxes	165,069	4,000	169,471	12,018

NET INCOME (LOSS)	651,425	(80,627)	656,195	(98,592)
Preferred stock dividend	—	(15)	—	(191)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$651,425	$(80,642)	$656,195	$(98,783)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$2.34	$(0.28)	$2.31	$(0.35)

Diluted	$2.28	$(0.28)	$2.24	$(0.35)

SHARES USED IN PER SHARE CALCULATIONS
Basic	278,345	288,189	283,844	286,265

Diluted	286,024	288,189	293,538	286,265

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$694,038	$128,420
Short-term investments	258,429	88,541
Accounts receivable, net	33,075	235,429
Deferred income taxes	13,881	—
Other current assets	25,064	17,330

Total current assets	1,024,487	469,720
PROPERTY AND EQUIPMENT, net	12,589	67,617
SOFTWARE COSTS, net	15,075	41,444
LONG-TERM INVESTMENTS	3,351	11,185
INTANGIBLE ASSETS, net	33,262	48,258
OTHER ASSETS	14,268	17,657
RECEIVABLE FROM SALE OF DATABASE BUSINESS	101,500	—

Total Assets	$1,204,532	$655,881

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,369	$27,881
Accrued expenses	57,792	38,922
Accrued employee compensation	25,472	66,167
Income taxes payable	163,304	23,139
Deferred revenue	11,352	141,735
Advances from customers	3,584	10,492
Accrued merger, realignment and other charges	24,795	28,210
Other current liabilities	364	427

Total current liabilities	298,032	336,973
OTHER NON-CURRENT LIABILITIES	103	787
STOCKHOLDERS' EQUITY
Common stock	2,632	2,804
Shares to be issued for litigation settlement	—	61,228
Additional paid-in capital	620,502	632,866
Retained earnings (accumulated deficit)	297,062	(359,132)
Accumulated other comprehensive loss	(13,799)	(19,645)

Total stockholders' equity	906,397	318,121

Total Liabilities and Stockholders' Equity	$1,204,532	$655,881

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$656,195	$(98,592)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
License fees received in advance	(6,725)	(27,601)
Depreciation and amortization	22,820	44,191
Amortization of capitalized software	12,436	16,678
Impairment of long-term investments	10,190	—
Foreign currency transaction losses (gains)	3,504	(110)
Gain on sales of marketable securities	—	(2,895)
Loss on disposal of property and equipment	166	1,712
Provisions for losses on accounts receivable	11,219	4,545
Merger, realignment and other charges	12,433	115,611
Gain on sale of database business	(844,473)	—
Stock-based employee compensation	166	326
Changes in operating assets and liabilities:
Accounts receivable	34,584	45,335
Other current assets	(17,565)	8,380
Accounts payable, accrued expenses and other liabilities	67,207	(63,722)
Deferred revenue	12,268	(12,474)

Net cash and cash equivalents provided by (used in) operating activities	(25,575)	31,384

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(239,375)	(104,927)
Maturities of available-for-sale securities	50,659	59,094
Sales of available-for-sale securities	21,048	32,033
Purchases of non-marketable equity securities	—	(5,500)
Proceeds from sales of marketable securities	—	5,130
Purchases of property and equipment	(16,932)	(37,896)
Proceeds from sale of database business, net	888,400	—
Proceeds from disposal of property and equipment	272	—
Additions to software costs	(9,426)	(28,843)
Other	296	1,555

Net cash and cash equivalents provided by (used in) investing activities	694,942	(79,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers	3,421	9,212
Proceeds from issuance of common stock, net	12,522	35,416
Acquisition of common stock	(117,558)	(33,725)
Payments for structured settlements with resellers	—	(129)
Principal payments on capital leases	(49)	(1,675)

Net cash and cash equivalents provided by (used in) financing activities	(101,664)	9,099

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,085)	(5,640)

Increase (decrease) in cash and cash equivalents	565,618	(44,511)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,420	170,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$694,038	$125,607

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A—Presentation of Interim Financial Statements

    In July 2001, the Company changed its name to Ascential Software Corporation from Informix Corporation.

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

Note B—Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    In accordance with SFAS No. 141, the Company will account for all business combinations using the purchase method of accounting. The Company will adopt the remaining provisions of SFAS No. 141 and will adopt SFAS No. 142 on January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

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

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss resulting from the goodwill impairment evaluation will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $29.7 million, and unamortized identifiable intangible assets in the amount of $2.1 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets for the Company was $7.2 million and $16.3 million for the nine-months ended September 30, 2001 and year ended December 31, 2000, respectively. Included in these amounts is amortization expense related to goodwill for the database business of $2.6 million and $9.2 million for the nine-months ended September 30, 2001 and year ended December 31, 2000, respectively. As discussed in Note F in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business. As part of the transaction, the Company eliminated $5.2 million of goodwill relating to the database business when it recorded the transaction. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this Statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB Opinion No. 30). This Statement also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

Note C—Net Income (Loss) Per Share

    The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$651,425	$(80,627)	$656,195	$(98,592)
Preferred stock dividend	—	(15)	—	(191)

Numerator for basic and diluted net income (loss) per common share	$651,425	$(80,642)	$656,195	$(98,783)

Denominator:
Denominator for basic net income (loss) per common share—
Weighted-average shares outstanding	278,345	282,133	281,759	280,209
Weighted-average shares to be issued for litigation settlement	—	6,056	2,085	6,056

	278,345	288,189	283,844	286,265

Effect of dilutive securities:
Employee stock options and restricted common stock	3,138	—	5,151	—
Contingently issuable shares for litigation settlement	4,529	—	4,529	—
Common stock warrants	12	—	14	—

Denominator for diluted net income (loss) per common share—
Adjusted weighted-average shares and assumed conversions	286,024	288,189	293,538	286,265

Basic net income (loss) per common share	$2.34	$(0.28)	$2.31	$(0.35)

Diluted net income (loss) per common share	$2.28	$(0.28)	$2.24	$(0.35)

    As part of the Company's settlement in 1999 of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares ("settlement shares") of the Company's Common Stock at a guaranteed value of $91.0 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Company's Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. At September 30, 2001, it was presumed that the Company would satisfy the stock price guarantee by issuing the required amount of shares ("contingently issuable shares"). Accordingly, the contingently issuable shares are included as dilutive securities above.

    The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation when either the exercise price of the securities exceeded the average fair value of the Company's Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the quarter ended September 30, 2001 is as follows (in thousands):

Potential dilutive securities:
Stock options	31,301
Common stock warrants (Series B Warrants)	2,303

    The stock options have per share exercise prices ranging from $4.75 to $28.10 and are exercisable through June 2011.

    The warrants to purchase shares of the Company's Common Stock (the "Series B Warrants") were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of the Company's Common Stock. Upon conversion of the Series B Preferred, the holders received Series B Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the shares of the Company's Common Stock into which the Series B Preferred was converted. As of September 30, 2001, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. As of September 30, 2001, there was no Series B Convertible Preferred Stock outstanding as all remaining shares were converted into shares of Common Stock in July 2000.

Note D—Comprehensive Income

    The following table sets forth the calculation of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$651,425	$(80,627)	$656,195	$(98,592)
Other comprehensive income (loss):
Reclassification adjustment for realized losses (gains) included in net income (loss)	—	—	3,808	(2,895)
Unrealized gains (losses) on available-for-sale securities, net of taxes	523	(306)	1,078	(202)
Change in accumulated foreign currency translation adjustment	2,157	(1,419)	960	(5,562)

	$654,105	$(82,352)	$662,041	$(107,251)

Note E—Stockholders' Equity

Reconciliation of outstanding shares (in thousands):
Shares outstanding at December 31, 2000	280,363
Shares issued upon exercises of stock options	2,339
Shares sold and issued to employees under ESPP	1,288
Shares repurchased	(26,850)
Shares issued in litigation settlement	6,057
Shares repurchased under Cloudscape repurchase agreements	(11)

Shares outstanding at September 30, 2001	263,186

    On July 2, 2001, the Company announced that its Board of Directors authorized an increase in the size of its stock repurchase program to $350 million, from the previously announced level of $100 million. The Company intends, barring unforseen circumstances, to repurchase its outstanding shares from time to time in the open market and through privately negotiated transactions subject to market conditions. During the nine months ended September 30, 2001, the Company repurchased 26,850,000 shares of common stock for an aggregate purchase price of approximately $117.6 million.

Note F—Sale of the Database Business

    On July 1, 2001, the Company completed the initial closing of the sale to International Business Machines Corporation ("IBM") of substantially all of the assets and certain liabilities of the database business for $1.0 billion in cash. The transaction with IBM was completed on August 1, 2001, upon the closing of the sale of the database business in the nine remaining countries that were not closed on July 1, 2001 ("the Phase 2 countries"). IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company. IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. Beginning July 1, 2001, interest will accrue at 6% per annum on the amount of the holdback ultimately released to the Company. Accrued interest on the holdback was $1.5 million at September 30, 2001. The holdback and accrued interest are included in Receivable from Sale of Database Business on the accompanying Unaudited Condensed Consolidated Balance Sheets. In connection with the sale, the Company paid IBM $11.6 million, which is equal to 18% of certain deferred revenues of the database business for which the Company had received payment. In addition, the Company will pay IBM $13.2 million to fund the transfer of certain employee-related accruals during the quarter ending December 31, 2001.

    As a result of the sale of database assets, the Company recorded a gain, after transaction costs and related charges, but excluding taxes, of $850.1 million and $844.5 million for the three-month and nine-month periods ended September 30, 2001, respectively. The following table sets forth the components of the gain (in millions):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Cash proceeds received from IBM	$900.0	$900.0
IBM holdback	100.0	100.0

Gross sale proceeds	1,000.0	1,000.0
Deferred revenue adjustment	(11.6)	(11.6)
Employee-related accrual adjustment	(13.2)	(13.2)

Adjusted sale proceeds	975.2	975.2
Net assets transferred to IBM	(67.6)	(67.6)
Transaction costs and related charges	(57.5)	(63.1)

Gain on sale	$850.1	$844.5

    The following table sets forth the components of the transaction costs and related charges incurred during the nine months ended September 30, 2001 (in millions):

	Charges	Payments/ non-cash charges	Due from IBM	Accrual balance September 30, 2001
Professional fees	$34.2	$(30.1)	$—	$4.1
Severance and employment-related charges	24.3	(11.2)	—	13.1
Severance reimbursement from IBM	(21.3)	—	21.3	—
Facilities and equipment charges	21.4	(5.8)	—	15.6
Other charges	4.4	(1.8)	—	2.6

	$63.0	$(48.9)	$21.3	$35.4

Less: Facilities and equipment charges included within Accrued merger, realignment and other charges				(15.6)

Accrued transaction costs and related charges included in Accrued expenses				$19.8

    Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the transaction. Severance and employment-related charges primarily consist of severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the transaction and also a $4.4 million charge that related to the modification of vesting and exercisability terms of stock options for certain severed executives and for database employees that joined IBM. As of September 30, 2001, severance payments and related taxes had been paid to terminate approximately 40 employees. The remaining accrual balance of $13.1 million will be paid to approximately 60 employees on various dates extending through March 2002. Under the terms of the agreement with IBM ("the Agreement"), IBM will reimburse the Company $21.3 million for severance-related costs. The $21.4 million charge for facilities and equipment costs consists of a $19.1 million charge for the residual lease obligations and restoration costs and a $2.3 million impairment charge related to leasehold improvements and other fixed assets at facilities that the Company no longer occupied as at

September 30, 2001. The $19.1 million charge for residual lease obligations are based upon lease obligations that the Company estimates it will incur from the date of the Company's exit from the facility to the end of the corresponding lease term, net of rental payments from IBM or other sub-lessees. If the Company did not exit the facility prior to September 30, 2001, the charge for residual lease obligations is based upon lease obligations that the Company expects to incur from the estimated date that the Company will exit the facility to the end of the lease term, net of rental payments from IBM or other sub-lessees. This charge also includes estimated restoration costs for facilities that the Company has either exited or finalized plans to exit as of September 30, 2001. The leases relating to facilities that the Company has exited or finalized plans to exit as of September 30, 2001 begin to expire in   2002 through 2008. Other charges consist primarily of non-recoverable transfer and sales taxes arising from the transaction and various other items.

    Under the terms of the agreement, the Company was obligated to transfer $124.0 million of net working capital, as defined in the agreement, to IBM. If the net working capital transferred to IBM exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM were less than $124.0 million, the Company would pay IBM an amount equal to the difference. As of September 30, 2001, the Company believes it has transferred more that $124.0 million of net working capital. The Company expects the net working capital adjustment will be finalized with IBM during the quarter ended December 31, 2001, at which time any such adjustment is not expected to be material to the financial position of the Company.

    The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the sale of the database business. These services mainly consist of the performance of certain administrative functions and the provision of office space in shared facilities where one of the parties is the primary leaseholder. To facilitate the provision of these services, the Company has entered into transition service agreements with IBM, whereby both parties will provide and utilize transitional services at agreed upon rates that the Company believes represents the fair value of such services. The provision of shared administrative functions and office space in shared facilities are expected to continue through the middle of 2002.

    The Company has a net receivable of $7.6 million included in Other current assets as of September 30, 2001. This balance primarily consists of a $21.3 million receivable from IBM for the reimbursement of severance related costs incurred by the Company and amounts due to and from both parties for transitional services that have been provided during the third quarter of 2001. These receivables are offset by a $13.2 million payable to IBM for certain employee-related accruals that were transferred to IBM.

    The database business and the Company's ongoing operations both consist of providing information management software to medium-size to large businesses and organizations. As such, the sale of the database business to IBM does not constitute a disposal of a business segment. Accordingly, the results and net assets of the database business are not classified as discontinued operations.

    Effective on the closing of the transaction, IBM and the Company entered into an agreement to settle existing outstanding patent infringement litigation for no consideration.

Note G—Accrued Merger, Realignment and Other Charges

Third Quarter 2001 Realignment

    During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount by approximately 130 sales and marketing employees, 10 general and administrative employees, 10 research and development employees and 20 professional services and manufacturing employees. Accordingly, the Company recorded realignment and other charges of $6.8 million. The following analysis sets forth both the significant components of the charge recognized during the quarter ended September 30, 2001, and the accrual activity for the quarter ended September 30, 2001 (in millions):

	Charges	Payments/ Non-cash Charges	Balance at September 30, 2001
Severance and employment costs	$4.9	$(2.3)	$2.6
Write-off of abandoned technology	1.9	(1.9)	—

	$6.8	$(4.2)	$2.6

    Severance and employment-related costs primarily consisted of termination compensation and related benefits for employees. As of September 30, 2001, termination compensation and related benefits had been paid to terminate approximately 60 employees. The remaining accrual balance of $2.6 million to terminate approximately 110 employees will be paid on various dates extending through December 2001.

    The write-off of abandoned technology of $1.9 million relates to the iDecide product, which was abandoned as a result of the sale of the database business.

Facility Accruals Related to Sale of the Database Business

    In connection with the sale of the database business to IBM, the Company recorded a charge of $21.4 million, which was recorded against the gain on the sale of the database business, for the closure of facilities and equipment costs (see Note F, above, in these Notes to Unaudited Condensed Consolidated Financial Statements). The remaining accrual balance at September 30, 2001 of $15.6 million is for lease obligations that extend through 2005 for redundant facilities and is included in Accrued merger, realignment and other charges.

2000 Strategic Realignment

    During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $92.5 million relating to its plans to realign its operations by establishing two operating businesses, of which $5.6 million was recorded during the nine-month period ended September 30, 2001. The following analysis sets forth both the significant components of the charge recognized during the nine-month period ended September 30, 2001, and the accrual activity for the nine-month period ended September 30, 2001 (in millions):

	Accrual Balance at December 31, 2000	Charges/ Adjustments	Payments	Accrual Balance at September 30, 2001
Severance and employment costs	$22.8	$3.5	$(26.1)	$0.2
Facility and equipment costs	3.6	1.9	(2.7)	2.8
Costs to exit various commitments and programs and other charges	2.3	0.2	(0.3)	2.2

	$28.7	$5.6	$(29.1)	$5.2

Amount included in Accrued employee compensation	(5.0)			—

Amount included in Accrued merger, realignment and other charges	$23.7			$5.2

    Severance and employment-related costs of $3.5 million included $5.1 million of retention and incentive bonuses for employees who management believed were critical to the successful outcome of the realignment and $0.8 million for payments to qualified employees related to the Company's decision to terminate its sabbatical plan, offset by reversing adjustments of $2.4 million to revise estimates for termination compensation and related benefits. As of September 30, 2001, termination compensation and related benefits had been paid to terminate approximately 790 employees. The remaining accrual balance of $0.2 million will be paid on various dates extending through December 2001.

    Included in the $1.9 million charge for facility and equipment costs was $0.5 million for the write-off of leasehold improvements, as these assets are no longer being used, and $1.4 million for lease obligations for redundant facilities. The remaining accrual balance at September 30, 2001 of $2.8 million is for lease obligations that extend through 2005 for redundant facilities.

    The remaining accrual of $2.2 million for costs to exit various commitments and programs should be settled by the end of 2001.

Ardent Merger and Other

    In addition to the foregoing, as a result of the merger with Ardent Software, Inc. ("Ardent") in March 2000 as well as other merger and realignment activities that took place prior to 2000, the Company recorded charges arising from transaction related professional fees, and decisions to reduce workforce and exit certain facilities. As of September 30, 2001, approximately $1.4 million remains unpaid and relates primarily to future rental obligations on idle facilities that expire at various dates through 2004.

Summary of Accrued Merger, Realignment and Other Charges

    At September 30, 2001, the total Accrued merger, realignment and other charges include the following items described above (in millions):

September 30, 2001
Third quarter 2001 realignment	$2.6
Facility accruals related to sale of the database business	15.6
2000 strategic realignment	5.2
Ardent merger and other	1.4

$24.8

Note H—Business Segments

    In recent years, the Company has operated under four reportable operating segments which report to the Company's chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information asset management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors.

    Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below for the three-month and nine-month periods ended September 30, 2001 and 2000:

Three months ended September 30,	North America	Europe	Asia Pacific	Latin America	Eliminations	Total
	(In thousands)
2001:
Net revenues from unaffiliated customers	$14,031	$9,175	$3,369	$1,930	$—	$28,505
Transfers between segments	(285)	285	—	—	—	—
Total net revenues	13,746	9,460	3,369	1,930	—	28,505
Operating loss	(21,766)	(13,755)	(3,923)	(852)	(54)	(40,350)
Net income (loss)	616,835	193,468	7,971	4,634	(171,483)	651,425
Identifiable assets at September 30	1,083,634	319,462	20,550	782	(219,896)	1,204,532
Depreciation and amortization expense	2,576	380	108	113	—	3,177
Capital expenditures	331	410	19	10	—	770
2000:
Net revenues from unaffiliated customers	$107,618	$61,635	$25,058	$16,794	$—	$211,105
Transfers between segments	(5,632)	2,655	956	2,021	—	—
Total net revenues	101,986	64,290	26,014	18,815	—	211,105
Operating income (loss)	(89,706)	14,932	(3,002)	(1,986)	(169)	(79,931)
Net income (loss)	(82,944)	12,788	(4,139)	(1,898)	(4,434)	(80,627)
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	10,252	3,598	745	304	—	14,899
Capital expenditures	7,487	4,997	539	155	—	13,178
Nine months ended September 30,	North America	Europe	Asia Pacific	Latin America	Eliminations	Total
	(In thousands)
2001:
Net revenues from unaffiliated customers	$245,952	$132,336	$43,210	$32,663	$—	$454,161
Transfers between segments	(11,323)	6,215	1,994	3,114	—	—
Total net revenues	234,629	138,551	45,204	35,777	—	454,161
Operating income (loss)	(17,093)	(3,982)	392	(1,585)	22	(22,246)
Net income (loss)	597,690	197,139	11,871	2,052	(152,557)	656,195
Identifiable assets at September 30	1,083,634	319,462	20,550	782	(219,896)	1,204,532
Depreciation and amortization expense	18,443	2,340	1,389	648	—	22,820
Capital expenditures	14,266	2,135	204	327	—	16,932
2000:
Net revenues from unaffiliated customers	$367,660	$208,808	$76,671	$49,344	$—	$702,483
Transfers between segments	(21,103)	7,753	8,343	5,007	—	—
Total net revenues	346,557	216,561	85,014	54,351	—	702,483
Operating income (loss)	(156,634)	52,464	2,693	379	(19)	(101,117)
Net income (loss)	(141,534)	45,817	846	3,735	(7,456)	(98,592)
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	34,656	6,217	2,267	1,051	—	44,191
Capital expenditures	27,181	8,374	1,418	923	—	37,896

    The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating income (loss) of reportable
operating segments	$(40,296)	$(79,762)	$(22,268)	$(101,098)
Consolidating adjustments	(54)	(169)	22	(19)
Other income	856,844	3,304	847,912	14,543

Income (loss) before income taxes	$816,494	$(76,627)	$825,666	$(86,574)

    On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, including the establishment of two operating businesses; Ascential Software and Informix Software. Informix Software focused on providing database management systems for data warehousing, transaction processing, and e-Business applications. As discussed in Note F, above, in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business to IBM during the third quarter of 2001. Ascential Software is a newly established information asset management company providing content management, data integration infrastructure and enterprise portal software solutions to organizations worldwide. Revenues from external customers for each group of similar products and services offered by Informix Software and Ascential Software, respectively, are summarized below for the three-month and nine-month periods ended September 30, 2001 and 2000 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Informix Software
License revenues	$0.1	$67.2	$149.3	$255.2
Service revenues
Maintenance revenues	1.3	97.0	183.8	296.8
Consulting and education revenues	0.1	17.8	24.3	62.5

Total service revenues	1.4	114.8	208.1	359.3

Total revenues—Informix Software	$1.5	$182.0	$357.4	$614.5

Ascential Software
License revenues	$12.9	$15.3	$48.1	$48.1
Service revenues
Maintenance revenues	6.8	5.6	22.6	14.5
Consulting and education revenues	7.3	8.2	26.1	25.4

Total service revenues	14.1	13.8	48.7	39.9

Total revenues—Ascential Software	$27.0	$29.1	$96.8	$88.0

Ascential Software Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$13.0	$82.5	$197.4	$303.3
Service revenues
Maintenance revenues	8.1	102.6	206.4	311.3
Consulting and education revenues	7.4	26.0	50.4	87.9

Total service revenues	15.5	128.6	256.8	399.2

Total revenues	$28.5	$211.1	$454.2	$702.5

    As discussed above, the Company undertook a strategic realignment to transition from five former business units into the two operating businesses during the second half of 2000. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, there is no disclosure of separate historical operating results for periods prior to December 31, 2000. Below is a summary of the results of operations based on the two operating businesses for the three-month and nine-month periods ended September 30, 2001:

Three months ended September 30, 2001	Informix Software	Ascential Software	Ascential Software Corporation
(In millions)
Total net revenues	$1.5	$27.0	$28.5
Operating loss*	(6.3)	(34.0)	(40.3)
Nine months ended September 30, 2001	Informix Software	Ascential Software	Ascential Software Corporation
(In millions)
Total net revenues	$357.4	$96.8	$454.2
Operating income (loss)*	52.7	(74.9)	(22.2)

*
Operating income (loss) includes amortization of goodwill and purchased intangibles of $2.6 million for the nine months ended September 30, 2001 for Informix Software. Operating income (loss) includes amortization of goodwill and purchased intangibles of $1.5 million and $4.6 million for the three-month and nine-month periods ended September 30, 2001, respectively, for Ascential Software.

    The revenue and expenses for Informix Software for the three-month period ended September 30, 2001 result primarily from the operations of the database business during the month of July 2001 for the Phase 2 countries and transitional costs related to the database business which will not recur on an ongoing basis.

Note I—Litigation

    Commencing in April 1997, a series of class action lawsuits purported to be by or on behalf of stockholders and a separate but related stockholder action were filed in the United States District Court for the Northern District of California. These actions named as defendants the Company, certain of its present and former officers and directors and, in some cases, its former independent auditors. The complaints alleged various violations of the federal securities laws and sought unspecified but potentially significant damages. Similar actions were also filed in California state court and in Newfoundland, Canada.

    Stockholder derivative actions, purported on behalf of the Company and naming virtually the same individual defendants and the Company's former independent auditors, were also filed, commencing in August 1997, in California state court.

    In October and November 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company agreed to contribute a minimum of 9.0 million shares of the Company's common stock, which will have a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the Settlement by the courts. The first distribution of shares of the Company's common stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the Settlement. Pursuant to the terms of the Settlement, the Company paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the Settlement. At September 30, 2001, it was presumed that the Company would satisfy the stock price guarantee by issuing the contingently issuable shares. Accordingly, the settlement amount for the contingently issuable shares is included in Stockholders' Equity in the balance sheet at September 30, 2001. The Company's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the Settlement was $142.0 million.

    EXPO 2000 filed an action against Informix Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Informix Software GmbH filed a counterclaim for breach of contract and seeks recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Informix Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.0 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court's judgment and issued a judgment in favor of Informix Software GmbH in the amount of approximately $2.5 million. During the quarter ended September 2001, EXPO 2000 filed an appeal against the decision with the German appellate court. Consideration of this final appeal has been deferred until December 2001. Accordingly, the Company continues to have a reserve of approximately $3.0 million for the estimated outcome.

    The Company is a defendant in actions filed against Unidata prior to its merger with Ardent (prior to its merger with the Company), one in May 1996 in the U.S. District Court for the Western District of Washington, and one in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and a trademark and copyright infringement, among other relief. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million. The Company, as successor-in-interest to Unidata, has been joined as a party in an action in China filed by the same plaintiff in the U.S actions and a related company against Unidata, its former distributor and a customer arising out of the same facts at issue in the U.S actions. The Company and the plaintiff have agreed in principle to a settlement pursuant to which, among other things, the Company would pay the plaintiff approximately $11.2 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys fees and any amounts paid in settlement, which are not estimable at September 30, 2001. The Company has reserved $11.2 million for this settlement as of September 30, 2001. The settlement, however, is not yet finalized.

    From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

Note J—Derivative Financial Instruments

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

    Information Asset Management, or IAM, is a new category, and is the confluence of market drivers in three areas: data integration, digital content management, and enterprise portal infrastructure. Ascential's IAM offerings are infrastructure solutions for data integration, digital content management and portal infrastructure for data warehouses. The combination of these solutions enables customers today and into the future to manage all their information assets.

    Data integration is the extraction of data from legacy mainframes, servers, databases, flat files and other disparate systems throughout the organization, transformation of that data into a compatible format, and its delivery to a target system, such as a server. Digital content management is the collection, validation, organization, administration, delivery and management of unstructured data such as XML files, video, audio, images, desktop publishing and text files. Portal infrastructure software provides sophisticated XML-based Business Information Directories, or BIDs, to allow users to find all the information, whether structured or unstructured, that is available throughout the enterprise, and deliver it to their data warehouse.

    Headquartered in Westboro, MA, Ascential has offices worldwide and supports more than 1,800 customers in such industries as telecommunications, insurance, financial services, healthcare, media/entertainment, government and retail. Ascential has approximately 830 employees and will build from a revenue base of $122 million, which was the revenue generated in 2000 by the Ascential business operations (including the i.Sell product, which was discontinued in the first quarter of 2001).

    During the third quarter of 2001, we completed the sale of our database business to International Business Machines Corporation ("IBM") (See Note F to the Notes to Unaudited Condensed Consolidated Financial Statements). In order to reflect the resulting change in our business structure, we changed our name from "Informix Corporation" to "Ascential Software Corporation" and our ticker symbol to "ASCL." These changes became effective in July 2001.

Ascential Software Products and Services

    The DataStage Product Family is a leading data integration platform. It offers an enterprise a single integration platform for any style of structured data using a unified meta data backbone. At its core, the DataStage family provides enterprises with components for data integration, the movement and transformation of data from diverse sources, combined with tools for meta data integration and data quality assurance. Extending this capability, DataStage allows the customer to take data from diverse sources including: legacy mainframe systems; Enterprise Applications such as SAP, Siebel, and PeopleSoft; Message-based Middleware and complex file structures such as XML and web logs. The data is then transformed so that it can be made available to end use applications such as Customer Relationship Management, Decision Support, e-business, or other applications. Lastly, its web-based components enable remote administration of a corporation's warehouse investment, and the reuse of an organization's business intelligence investments in analytic application tools such as those provided by Business Objects, Hyperion and Cognos.

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

    Ascential products combine the management of structured data, with the DataStage family, and unstructured data, with the Media360 solution, for customers and turns data into reliable, reusable information assets to improve operational efficiency and customer centricity by facilitating the ability to predict, act, analyze, collaborate and re-use all information assets.

    Ascential offers a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated knowledge and experience, gained through hundreds of successful engagements in a wide range of industry and government installations.

    As part of the sale of the database business, we entered into a strategic alliance with IBM, which became effective upon the closing of the sale, to jointly promote and market information asset management solutions based on Ascential's DataStage and Media360 product lines.

Sale of the Database Business

    During the third quarter of 2001, we completed the closing of the sale to IBM of substantially all of the assets and certain liabilities of the database business, for $1.0 billion in cash. IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise in respect of any representations or warranties made by us. IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. Beginning July 1, 2001, interest will accrue at 6% per annum on the amount of the holdback ultimately released us. Accrued interest on the holdback was $1.5 million at September 30, 2001. In connection with the sale, we paid IBM $11.6 million, which is equal to 18% of certain deferred revenues of the database business for which we had received payment. In addition, we will pay IBM $13.2 million to fund the transfer of certain employee-related accruals during the quarter ended December 31, 2001.

    As a result of the sale of database assets, we recorded a gain, after transaction costs and related charges, but excluding taxes, of $850.1 million and $844.5 million for the three-month and nine-month periods ended September 30, 2001, respectively. The following table sets forth the components of the gain (in millions):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Cash proceeds received from IBM	$900.0	$900.0
IBM retention holdback	100.0	100.0

Gross sale proceeds	1,000.0	1,000.0
Deferred revenue adjustment	(11.6)	(11.6)
Employee related accrual adjustment	(13.2)	(13.2)

Adjusted sale proceeds	975.2	975.2
Net assets transferred to IBM	(67.6)	(67.6)
Transaction costs and related charges	(57.5)	(63.1)

Gain on sale	$850.1	$844.5

    See Note F to the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of components of the gain and other items related to the sale of the database business.

    We intend to apply part of the proceeds from the transaction to fund Ascential's business, including any strategic acquisitions that we may under take. We also intend to return a substantial portion of the proceeds to our stockholders in the form of a $350 million stock repurchase program (see Note E to the Notes to Unaudited Condensed Consolidated Financial Statements).

Strategic Realignment

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

    Prior to December 31, 2000, we had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, we do not present separate historical expense or operating income information for periods prior to December 31, 2000. As a result of this, our discussion and analysis of costs and expenses, as compared to 2000, is presented on a combined basis for the two operating businesses. Our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for quarters ending September 30, 2001 and June 30, 2001. We do not provide a corresponding discussion and analysis of costs and expenses for Informix Software in 2001, due to the sale of the database business to IBM.

    During the period from January 1, 2000 to September 30, 2001, we have recorded merger, realignment and other charges of $139.2 million, of which $46.3 million related to non-cash charges. During the first nine months of 2001, we have recorded merger, realignment and other charges of $12.4 million, of which $1.9 million related to non-cash charges. As of September 30, 2001, we had made cash payments of $84.0 million related to the $139.2 million charge. During the first nine months of 2001, we have made cash payments of $34.7 million related to the $139.2 million charge and expect to make additional cash payments of approximately $8.9 million during the remainder of 2001. In addition, we expect to make future cash payments of $0.3 million in respect to charges recorded prior to January 1, 2000.

    These realignment and other charges are subject to continuing review and adjustment as we implement the separation of the businesses and finalize the sale of the database business.

RESULTS OF OPERATIONS

    The discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2001, is structured to take account of the following events:

  •
  The sale of the database business at the beginning of the quarter ended September 30, 2001. The database business had accounted for 84% of our revenue during the first half of 2001.

  •
  The strategic realignment that we undertook during the second half of 2000. This realignment led to a transition from five former business units into the two operating businesses—Ascential Software and Informix Software (or the database business).

    As discussed above, we present separate revenue information for the two operating businesses, Ascential Software and Informix Software, on a historical basis, but we do not present separate historical expense or operating income information for periods prior to December 31, 2000. Accordingly, 2001 revenues for Ascential Software and Informix Software operating businesses are compared to the corresponding periods in 2000. However, our discussion and analysis of costs and expenses, as compared to 2000, is presented on a combined basis for the two operating businesses. Our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for quarters ending September 30, 2001 and June 30, 2001. We do not provide a corresponding discussion and analysis of costs and expenses for Informix Software in 2001, due to the sale of the database business to IBM.

    Comparisons of revenue and expenses for the nine-month periods ended September 30, 2001, and 2000, respectively, provide little insight as a result of the sale of the database business during the most recent quarter. Accordingly, the discussion and analysis our results of operations is broken down as follows:

  I.
  Overview of results of operations—Ascential Software Corporation
  Revenues and expenses are presented as a percentage of revenues for the six-month period ended June 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 (with each as compared to the corresponding periods in 2000).

  II.
  Revenues—Ascential Software and Informix Software
  Discussion and analysis of revenues, including: (1) table of revenues by type for Ascential Software and Informix Software for the six-month period ended June 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 (with each as compared to the corresponding periods in 2000); (2) description of revenues by type; (3) discussion and analysis of Ascential Software revenues for the three-month and nine-month periods ended September 30, 2001 (with each as compared to the corresponding periods in 2000); and (4) discussion and analysis of Informix Software revenues for the six-month period ended June 30, 2001 and for the three-month period ended September 30, 2001 (with each as compared to the corresponding periods in 2000).

  III.
  Costs and expenses—Ascential Software Corporation
  This consists of (1) discussion and analysis of total costs and expenses for Ascential Software Corporation for the six months ended June 30, 2001 and 2000, respectively; (2) analysis of costs and expenses for Ascential Software Corporation (being the combined total of Informix Software and Ascential Software) for the three months ended September 30, 2001, as segmented between Ascential Software and Informix Software. This analysis includes a discussion of Merger, Realignment and Other Charges for the six months ended June 30, 2001, and the nine months ended September 30, 2001.

  IV.
  Results of operations—Ascential Software
  Discussion and analysis of the results of operations of Ascential Software, the operating business. This provides a comparison of the revenues and expenses for quarters ending September 30, 2001 and June 30, 2001.

  V.
  Other Income (Expense)—Ascential Software Corporation
  Discussion and analysis of Other Income (Expense) for the three-month and nine-month periods ended September 30, 2001.

  VI.
  Income Taxes—Ascential Software Corporation
  Discussion and analysis of Income Taxes for the three-month and nine-month periods ended September 30, 2001.

    The gain resulting from the sale of the database business is discussed above and therefore is excluded from this discussion and analysis of the results of operations.

I. Overview of Results of Operations—Ascential Software Corporation

    The following table and discussion compares the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, together with the six-month periods ended June 30, 2001 and 2000, respectively. This presentation accommodates a discussion of our results of operations for 2001, given the sale of the database business during the three-month period ended September 30, 2001.

	Percent of Net Revenues
	Six Months Ended June 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000	2001	2000
Net revenues:
Licenses	43%	45%	46%	39%	43%	43%
Services	57	55	54	61	57	57

Total net revenues	100	100	100	100	100	100

Cost and expenses:
Cost of software	6	5	15	5	7	5
Cost of services	20	20	43	23	21	20
Sales and marketing	39	42	82	47	41	44
Research and development	17	18	28	19	18	18
General and administrative	13	9	50	14	15	11
Merger, realignment and other charges	1	10	24	30	3	16

Total cost and expenses	96	104	242	138	105	114

Operating income (loss)	4%	(4)%	(142)%	(38)%	(5)%	(14)%

II. Revenues—Ascential Software and Informix Software

    The following table compares the revenues for the businesses of Ascential Software and Informix Software for the three-month and nine-month periods ended September 30, 2001 and 2000,

respectively, together with the six-month periods ended June 30, 2001 and 2000, respectively (in millions).

	Six Months Ended June 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000	2001	2000
Ascential Software
License revenues	$35.2	$32.8	$12.9	$15.3	$48.1	$48.1
Service revenues
Maintenance revenues	15.8	9.0	6.8	5.6	22.6	14.5
Consulting and education revenues	18.8	17.2	7.3	8.2	26.1	25.4

Total service revenues	34.6	26.2	14.1	13.8	48.7	39.9

Total revenues—Ascential Software	$69.8	$59.0	$27.0	$29.1	$96.8	$88.0

License revenues as a percent of total revenues	50%	56%	48%	53%	50%	55%
Service revenues as a percent of total revenues	50%	44%	52%	47%	50%	45%
Informix Software
License revenues	$149.2	$188.0	$0.1	$67.2	$149.3	$255.2
Service revenues
Maintenance revenues	182.5	199.8	1.3	97.0	183.8	296.8
Consulting and education revenues	24.2	44.6	0.1	17.8	24.3	62.4

Total service revenues	206.7	244.4	1.4	114.8	208.1	359.2

Total revenues—Informix Software	$355.9	$432.4	$1.5	$182.0	$357.4	$614.4

License revenues as a percent of total revenues	42%	43%	7%	37%	42%	42%
Service revenues as a percent of total revenues	58%	57%	93%	63%	58%	58%
Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
License revenues	$184.4	$220.8	$13.0	$82.5	$197.4	$303.3
Service revenues
Maintenance revenues	198.3	208.8	8.1	102.6	206.4	311.3
Consulting and education revenues	43.0	61.8	7.4	26.1	50.4	87.9

Total service revenues	241.3	270.6	15.5	128.7	256.8	399.2

Total revenues	$425.7	$491.4	$28.5	$211.1	$454.2	$702.5

License revenues as a percent of total revenues	43%	45%	46%	39%	43%	43%
Service revenues as a percent of total revenues	57%	55%	54%	61%	57%	57%

Description of revenues

    We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and education services.

    License Revenues.  License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers (VAR's). Revenue from license agreements with resellers is recognized as earned by us, generally, when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $3.6 million and $10.5 million as of September 30, 2001 and December 31, 2000, respectively, had not been recognized as earned revenue. During the three months ended September 30, 2001, we did not recognize revenue from resellers with previously recorded customer advances. During the first nine months of 2001, we recognized revenue from resellers with previously recorded customer advances of $6.7 million. Included in the $6.7 million recognized were $6.5 million of licenses that were resold or utilized by the reseller and $0.2 million related to contractual reductions in customer advances, which typically arise when a reseller agreement expires before the advance balance is fully utilized.

    Our license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the software industry, a disproportionate amount of our license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

    Service Revenues.  Service revenues are comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers.

Ascential Software—Revenues

    License revenues.  License revenues for the quarter ended September 30, 2001, decreased 16% to $12.9 million from $15.3 million for the same period in 2000. During the first nine months of 2001, license revenues were $48.1 million, the same as the corresponding period in 2000. Excluding revenue from the discontinued i.Sell product, license revenues increased 9% from $11.8 million to $12.9 million and 31% from $35.2 million to $46.0 million for the three-month and nine-months ended September 30, 2001, respectively, as compared to the same periods in 2000. License revenues for the i.Sell product decreased from $3.5 million to zero and from $12.8 million to $2.1 million for the three-month and nine-months ended September 30, 2001, respectively, as compared to the same periods in 2000. We experienced a slowing of license revenue growth during the most recent part of 2001. This decrease in the rate of growth is due to the effect of the economic downturn being experienced, which led us to experience a lower close rate for revenue transactions during the quarter ended September 30, 2001, as the downturn has caused certain customers to defer spending on information technology

    During the second quarter of 2001, we entered into agreements with Hewlett-Packard, IBM, Business Objects and SAP that will allow these companies to resell Ascential products. We expect that these arrangements will begin to generate revenue in the fourth quarter of 2001. As a result of these and other reseller agreements, we expect that our distribution model will change from being one that is primarily based on a direct sales force to a more balanced model with a significant amount of indirect-or reseller-influenced business.

    Service revenues.  Service revenues for the quarter ended September 30, 2001 increased 2% to $14.1 million from $13.8 million for the same period in 2000. During the first nine months of 2001, service revenues increased 22% to $48.7 million from $39.9 million for the same period in 2000. Service revenues accounted for 52% and 47% of total revenues for the third quarters of 2001 and 2000, respectively, and accounted for 50% and 45% of total revenues during the first nine months of 2001 and 2000, respectively. Maintenance revenues for the quarter ended September 30, 2001 increased 20% to $6.7 million from $5.6 million for the same period in 2000. During the first nine months of 2001, maintenance revenues increased 55% to $22.6 million from $14.6 million for the same period in 2000. Maintenance revenues are increasing for Ascential as we continue to build our installed customer base. Maintenance revenues will flatten slightly in future periods until maintenance on the discontinued i.Sell product is replaced by maintenance revenue on new business. Consulting and education revenues for the quarter ended September 30, 2001 decreased 10% to $7.4 million from $8.2 million for the same period in 2000. During the first nine months of 2001, consulting and education revenues increased 3% to $26.1 million from $25.4 million for the same period in 2000. The changes in consulting and education revenues in 2001, when compared to the same periods in 2000, are primarily a result of the relative performance of license revenues experienced during the same periods, as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

Informix Software—Revenues

    Due to the sale of the database business during the quarter ended September 30, 2001, we separately discuss the revenue of Informix Software for the first half of 2001 and the third quarter of 2001, compared to the corresponding periods in 2000, respectively.

    License revenues—six months ended June 30, 2001 and 2000, respectively.  License revenues decreased 21% to $149.2 million for the first half of 2001 from $188.0 million for the same period in 2000. The decline was primarily a result of a decrease in license revenues from the traditional client-server products of the database business and also from a decrease in large enterprise transactions. These trends resulted from us being unsuccessful in attracting new database customers and in securing additional business from our existing database customers. Our principal competitors in the database business, Oracle, IBM and Microsoft, were much larger, much better financed, and continued to invest substantially in their database businesses. Strategic partners in the database business (including the major enterprise software application providers) therefore promoted our competitors' products more than they promoted our database products. As a result, we were not successful in attracting significant new database customers. In addition, most of our database customers who had invested in our traditional client-server and tools products were in the process of replacing those products and purchasing newer products. Because of our competitive position described above, some of our database customers chose to purchase our newer database products, but many chose to purchase newer database products from our competitors. We also believe that the prevailing economic slowdown had led to a deferral by some potential customers of their decisions to enter into large enterprise transactions. Additional, during the second quarter of 2001, we believe the impending sale of the database business to IBM may have impaired our ability to close certain transactions.

    Service revenues—six months ended June 30, 2001 and 2000, respectively.  Service revenues for the first half of 2001 decreased 15% to $206.7 million from $244.4 million for the same period in 2000. Service revenues accounted for 58% and 57% of total revenues during the first half of 2001 and 2000, respectively. The decrease in service revenues in 2001 was attributable primarily to a decline in consulting revenue in our database business. The increase in service revenues, as a percentage of total revenues in 2001, was attributable primarily to the decline in the license revenue of our database business. Maintenance revenues decreased 9% to $182.5 million for the first half of 2001 from $199.8 million for the same period in 2000. The decrease in maintenance revenues in 2001 was attributable primarily to our inability to maintain maintenance revenue levels from our installed base in a climate of decreasing license revenues. Consulting and education revenues for the first half of 2001 decreased 46% to $24.2 million from $44.6 for the same period in 2000. The decrease in consulting and education revenues in 2001 was primarily due to the decline in license revenues experienced during the first half of 2001, as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

    License and Service revenues—three months ended September 30, 2001 and 2000, respectively.  License revenues of $0.1 million and service revenues of $1.4 million for the three months ended September 30, 2001 arose from the database operations during July 2001 for the nine remaining countries that were not closed as part of the IBM transaction until August 1, 2001 ("the Phase 2 countries"). For the corresponding three-month period ended September 30, 2000, license and service revenues for Informix Software were $67.2 million and $114.8 million, respectively.

III. Costs and Expenses—Ascential Software Corporation

    The following table compares the costs and expenses for Ascential Software Corporation (as the combined total of Informix Software and Ascential Software) for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively, together with the six-month periods ended June 30, 2001 and 2000, respectively (in millions):

	Six Months Ended June 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000	2001	2000
Cost of software	$25.8	$26.0	$4.3	$11.3	$30.1	$37.3
Cost of services	85.5	96.8	12.4	48.2	97.9	145.0
Sales and marketing	164.1	206.8	23.3	99.9	187.4	306.7
Research and development	71.9	87.0	7.9	39.9	79.8	126.9
General and administrative	54.6	45.9	14.2	29.6	68.8	75.5
Merger, realignment and other charges	5.6	50.1	6.8	62.1	12.4	112.2

Total costs and expenses	$407.5	$512.6	$68.9	$291.0	$476.4	$803.6

Costs and Expenses Ascential Software Corporation (Combined total of Informix Software and Ascential Software)—six months ended June 30, 2001 and 2000, respectively

    Cost of software.  Cost of software consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of previously capitalized software development costs and any write-offs of previously capitalized software. During the first half of 2001, cost of software decreased 1% to $25.8 million from $26.0 million for the same period in 2000. The decrease in 2001 was primarily due to a decrease in capitalized software amortization as certain database products became fully amortized during 2000. This decrease was partially offset by an increase in third-party royalties associated with increased license revenue from certain Ascential product offerings.

    Cost of services.  Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services decreased 12% to $85.5 million for the first half of 2001 when compared to the corresponding period in 2000. Service margins remained fairly consistent at 64%-65% during the six-month periods ended June 30, 2001 and 2000. The absolute dollar decrease in cost of services in 2001 was primarily due to cost containment actions that included headcount reductions as a result of the realignment.

    Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses decreased 21% to $164.1 million for the first half of 2001 when compared to the same period in 2000. The decrease in 2001 was due primarily to a reduction in headcount and related overhead costs, as we have reduced our cost profile in line with the reduction in revenue that we are experiencing. This cost reduction resulted from the realignment activities that we undertook during the second half of 2000. The decrease was also attributable to a significant reduction in advertising expenditures compared to the corresponding period in 2000. Sales and marketing expense declined as a percentage of revenue to 39% as compared to 42% in the corresponding period in 2000.

    Research and development expenses.  Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the six-month periods ended June 30, 2001 were $71.9 million, or 17% of net revenues, compared to $87.0 million, or 18% of net revenues, for the corresponding period in 2000. As a percentage of net revenues, research and development expenses have remained fairly consistent at 17-18% due to the realization of cost containment efforts employed during 2001, which included headcount and overhead reductions resulting from the realignment.

    General and administrative expenses.  General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased 19% to $54.6 million for the first half of 2001 when compared to the same period in 2000. The increase in 2001, was caused by increased bad debt and litigation related expenses offset by a decrease in employee-related costs. Bad debt expense was $5.3 million during the first half of 2001, as a result of increased reserves against defaults by technology start-up companies and other companies experiencing the downturn in the general economic environment and also as a result of the reserves required due to the discontinuation of our i. Sell product during the first quarter of 2001. Litigation related expenses increased to $6.9 million in the first half of fiscal 2001 primarily as a result of the charge that was recognized during the quarter in connection with the tentative settlement of the actions filed against the Unidata operations in Asia. (See Note I to the Notes to Unaudited Condensed Consolidated Financial Statements). During the first half of 2001, general and administrative expense increased as a percentage of revenue to 13% compared to 9% for the corresponding period in 2000.

    Merger, realignment and other charges (for the six months ended June 30, 2001 and three months ended September 30, 2001).  During the six-months ended June 30, 2001, we recorded realignment charges of $5.6 million net of reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits and $0.4 million to revise estimates for lease obligations on redundant facilities. The net recorded realignment charges primarily consisted of a $3.5 million charge for severance and employment related costs, $1.7 million charge for facility and equipment costs, and $0.4 million of ongoing professional fees related to the realignment.

    During the three-months ended September 30, 2001, we recorded further realignment charges of $6.8 million. Included in this charge was $4.9 million for severance and employment related costs and $1.9 million for the write-off of abandoned technology. The severance and employment related costs were incurred as a result of a downsizing of headcount for Ascential Software. The write-off of abandoned technology relates to the iDecide product, which was abandoned as a result of the sale of the database business. The iDecide product contained various elements of database intellectual property that were sold to IBM and, as a result, the iDecide product was discontinued by Ascential Software.

    As a result of the realignment actions taken to realign our operational structure into two separate operating businesses and to refine our product strategy, we have recorded charges of $99.3 million during the 15-month period ended September 30, 2001. Included in this charge was $49.3 million for severance and employment related costs, $33.9 million for the write-off of goodwill, abandoned technology and intangible assets, $9.4 million for the closure of facilities and equipment costs, $3.9 million for costs to exit various commitments and programs, $2.8 million of miscellaneous other charges. See Note G to the Notes to Unaudited Condensed Consolidated Financial Statements.

Costs and Expenses Ascential Software Corporation (Combined total of Informix Software and Ascential Software)—three months ended September 30, 2001 and 2000, respectively

    The following table presents the costs and expenses of Ascential Software, Informix Software and Ascential Software Corporation for the three-month period ended September 30, 2001 and of Ascential Software Corporation for the three-month period ended September 30, 2000 (in millions):

	Three Months Ended
	September 30, 2001			September 30, 2000
	Ascential Software	Informix Software	Ascential Software Corporation	Ascential Software Corporation
Cost of software	$3.5	$0.8	$4.3	$11.3
Cost of services	11.3	1.1	12.4	48.2
Sales and marketing	21.3	2.0	23.3	99.9
Research and development	7.4	0.5	7.9	39.9
General and administrative	10.7	3.5	14.2	29.6
Merger, realignment and other charges	6.8	—	6.8	62.1

Total costs and expenses	$61.0	$7.9	$68.9	$291.0

    As described above, our analysis of costs and expenses is presented on a combined basis for the two operating businesses for 2000. The costs and expenses for Ascential Software for the three-month period ended September 30, 2001 are discussed below—see Results Of Operations—Ascential Software.

    The costs and expenses for Informix Software for the three-month period ended September 30, 2001 consist primarily of expenses resulting from the database operations in July 2001 for the Phase 2 countries and transitional database costs that will not recur.

IV. Results of Operations—Ascential Software

    As discussed above, our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for the quarters ending September 30, 2001, and June 30, 2001.

    The following table and discussion compares the results of operations of Ascential Software for the three-month periods ending September 30, 2001, and June 30, 2001.

Ascential Software
Unaudited Condensed Consolidated Statements Of Operations
(In thousands)

	Three Months Ended September 30, 2001	Three Months Ended June 30, 2001
NET REVENUES
Licenses	$12,888	$18,372
Services	14,132	18,163

	27,020	36,535
COSTS AND EXPENSES
Cost of software	3,508	3,524
Cost of services	11,289	12,847
Sales and marketing	21,348	24,793
Research and development	7,394	9,188
General and administrative	10,697	5,343
Merger, realignment and other charges	6,826	—

	61,062	55,695

Operating loss *	$(34,042)	$(19,160)

*
Operating loss includes amortization of goodwill and purchased intangibles of $1.5 million and $1.6 million for the quarters ended September 30, 2001 and June 30, 2001, respectively.

Costs and Expenses—Ascential Software

    Cost of software.  During the quarter ended September 30, 2001, cost of software remained consistent at $3.5 million. Cost of software consists primarily of amortization of previously capitalized software, which remained relatively static, and third-party royalties, which was impacted by payments made to IBM for the use of products sold to IBM as part of the sale of the database business.

    Cost of services.  The cost of services decreased 12% to $11.3 million for the quarter ended September 30, 2001, from $12.8 million for the second quarter of 2001. Service margins decreased to 20% during the quarter ended September 30, 2001 from 29% during the quarter ended June 30, 2001. Cost of services decreased during the quarter ended September 30, 2001 as we adjusted our delivery capacity to meet lower demand levels. Service margins decreased in the third quarter as revenue dropped more quickly than we could adjust capacity.

    Sales and marketing expenses.  Sales and marketing expenses decreased 14% to $21.3 million for the quarter ended September 30, 2001, from $24.8 million for the quarter ended June 30, 2001. The decrease was driven by a reduction in force to reduce headcount during the most recent quarter.

    Research and development expenses.  Research and development expenses decreased 20% to $7.4 million for the quarter ended September 30, 2001, from $9.2 million for the quarter ended June 30, 2001. The decrease from second quarter levels was due to the consolidation and reduction of facilities and headcount in order to streamline and focus on our research and development effort to our core strategy and products

    General and administrative expenses.  General and administrative expenses increased by $5.4 million to $10.7 million for the quarter ended September 30, 2001, from $5.3 million for the quarter ended June 30, 2001. The increase primarily resulted from a $2.6 million increase to bad debt expense, a $0.8 million for litigation settlement costs and a $0.7 million expense arising in connection with a sales tax audit. The additional bad debt expense resulted primarily from (1) our inability to collect receivables on discontinued products; and (2) an increase in the overall aging of receivables that resulted from a combination of the downturn in the economy in the third quarter together and operational delays we experienced as a result of segmenting our receivables, which were combined with database receivables prior to the IBM transaction.

    Merger, realignment and other charges.  Merger, realignment and other charges for Ascential Software for the three-month period ended September 30, 2001 are discussed above—see Costs and Expenses—Ascential Software Corporation.

V. Other Income (Expense)—Ascential Software Corporation

    Interest income.  Interest income increased 209% to $11.1 million for the quarter ended September 30, 2001 and increased 49% to $15.9 million for the first nine months of 2001 when compared to the same periods in 2000. The increase in 2001, when compared to the same periods in 2000, was due to an increase in the average interest-bearing cash and short-term investment balances as a result of the proceeds received from the sale of the database business.

    Interest expense.  Interest expense decreased 43% to $40,000 for the quarter ended September 30, 2001 and decreased 66% to $128,000 for the first nine months of 2001 when compared to the same periods in 2000. The decrease in 2001, when compared to the same periods in 2001, was due primarily to a decrease in interest charges on capital lease payments. Interest charges related to payments on capital leases have been declining each year, as we have not been entering into new capital lease arrangements.

    Impairment of long-term investments.  We recorded impairment losses on our strategic investments of $0.9 million during the quarter ended September 30, 2001 and $10.2 million for the first nine months of 2001. Impairment losses are recognized on strategic investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment losses relate to both publicly traded and non-marketable investments.

    Other, net.  During the quarter ended September 30, 2001, other expense, net increased to $3.4 million from $0.2 million for the same period in 2000. The other expense, net for the quarter ended September 30, 2001, primarily consisted of a of net foreign currency transaction loss of $4.3 million. During the first nine months of 2001, we recorded other expense, net of $2.1 million compared to other income, net of $4.2 million for the corresponding period in 2000. During the first nine months of 2001, other expense, net included approximately $5.3 million of net foreign currency transaction losses offset primarily by $1.6 million of excess rent on subleased facilities. During the first nine months of 2000, other income, net included approximately $2.9 million of net realized gains on the sale of long-term investments and $0.5 million of net foreign currency transaction gains.

VI. Income Taxes—Ascential Software Corporation

    Income tax expense of $169.5 million for the first nine months of 2001 consists of $162.0 million resulting from the gain on the sale of the database business to IBM and $7.5 million resulting from foreign withholding taxes and taxable earnings in certain foreign jurisdictions. The income tax expense on the gain from the sale of the database business is calculated after the utilization of net operating loss carry forwards that were previously fully reserved. The income tax expense of $12.0 million for the first nine months of 2000 resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

Liquidity and Capital Resources—Ascential Software Corporation

    Our cash, cash equivalents and short-term investments totaled $952.5 million at September 30, 2001. The increase of $735.5 million from $217.0 million at December 31, 2000, was primarily the result of proceeds received from the sale of the database business of $888.4 million offset by stock repurchases of $117.6 million during the nine months ended September 30, 2001.

    We will continue to invest in research and development activities as well as sales and marketing and product support for the Ascential Software business. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During the first nine months of 2001, capital expenditures totaled $16.9 million.

    As of September 30, 2001, we did not have any significant long-term debt or significant commitments for capital expenditures. During November 2001, we made a cash payment of $26.2 million in connection with the settlement of our private securities litigation (see Note I to the Notes to Unaudited Condensed Consolidated Financial Statements). We believe that the proceeds from the sale of the database business to IBM, together with our current cash, cash equivalents and short-term investments balances and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to fund the announced $350 million stock repurchase program (see Note E to the Notes to Unaudited Condensed Consolidated Financial Statements), and any strategic acquisitions that we may undertake.

Recent Accounting Pronouncements

    See Note B to the Notes to Unaudited Condensed Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR SALE OF THE DATABASE BUSINESS TO IBM

Now that the sale to IBM is completed, we will have a more narrowed focus of business and will lose a substantial portion of our historical license and service revenue.

    As a result of the sale of the database business to IBM, we lose a substantial portion of our historical license and service revenue. After the sale to IBM, all of our revenue will be generated from the license and service revenue of Ascential Software. Historically, the license and service revenue of Ascential Software has represented a relatively small portion of our total revenue. As a result of the sale to IBM, we will lose the benefit of any future revenue growth that could have been generated by our association with the database business and our future financial results could be materially adversely affected. In addition, we cannot ensure that the future revenue from Ascential Software's information asset management business will equal or exceed either the historical revenue generated by Ascential Software or the revenue resulting from the database business that we have sold to IBM.

The sale to IBM exposes us to potential contingent liabilities and we retain some pre-closing liabilities of the database business.

    As part of the sale to IBM, we agreed to indemnify IBM for a number of contingent liabilities. Indemnification claims by IBM, should they be made, could materially adversely affect our financial results. In addition, IBM assumed only certain current liabilities of the database business at closing. As a result, we continue to be responsible for some liabilities of the database business, particularly contractual obligations that were not assumed by IBM declines to assume. If we were required to perform under a large number of these contracts, it would materially adversely affect our financial results.

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

As a result of the sale to IBM, we have lost, and will have to replace, much of our infrastructure.

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

  •
  Revenues or results of operations that do not meet or exceed analysts' and investors' expectations

  •
  The introduction of new products or product enhancements by us or our competitors

  •
  General business conditions in the software industry or in the domestic or international economies

  •
  Uncertainty resulting from terrorist acts and other acts of violence or war

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

    International sales represent approximately 40% to 50% of our total revenue for Ascential Software. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

Provisions in our charter documents may discourage potential acquisition bids and prevent changes in our management that our stockholders may favor. This could adversely effect the market price for our common stock.

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

Our current strategy contemplates future acquisitions, which will require us to incur substantial cost and potential benefits for which we may never realize the anticipated benefits.

    Our business strategy contemplates future acquisitions of complementary companies or technologies.

    We cannot assure you that we will be able to implement our growth strategy, or that this strategy will ultimately be successful. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results.

    Achieving the benefits of any acquisitions will depend in part on our ability to integrate those businesses with our business in an efficient manner. Our consolidation of operations following any acquisition may require significant attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for any acquired business. We cannot assure you that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

    In addition, we may not be able to identify suitable acquisition candidates in the future or consummate any future acquisitions.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

    Terrorist attacks may negatively impact our operations. We are unable to predict whether there will be future terrorist attacks against the United States or United States businesses, or against other countries or businesses located in those countries. These attacks may directly impact our physical facilities and those of our suppliers or customers. Furthermore, these attacks may make the travel of our employees more difficult and expensive and ultimately may affect our sales.

    Also, as a result of terrorism, the United States may enter into an armed conflict which could have a further impact on our sales and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

    More generally, any of these events could cause customer confidence and purchases of our products and services to decrease or result in increased volatility in the United States and worldwide financing markets and economies, and could result in significant fluctuations in the value of foreign currencies. They could also result in economic recession in the United States or abroad. Any of these occurrences could have a significant adverse impact on our operating results, revenues and costs and may result in volatility in the price and trading volumes of our common stock.

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

    Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

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

    Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates over time in our pricing strategy, we do so only on a periodic basis, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

    The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at September 30, 2001 and the forward rate. All contracts mature within twelve months.

Forward Contracts

At September 30, 2001	Contract Amount	Weighted- Average Contract Rate	Fair Value
	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Japanese Yen	$1,316	117.07	$10
Australian Dollar	5,970	2.05	(37)
New Taiwan Dollar	4,298	34.90	(37)
Korean Won	2,917	1320.00	(34)
Swiss Franc	2,596	1.60	6
South African Rand	2,484	9.03	(53)
Thailand Bhat	2,920	44.8	(31)
Singapore Dollar	1,302	1.77	1
Other (individually less than $1 million)	1,627	*	(15)

Total	$25,430		$(190)

Foreign currency to be purchased under contract:
British Pound	$20,657	1.47	$57
Euro	2,304	1.09	(1)
Other (individually less than $1 million)	886	*	2

Total	$23,847		$58

Grand Total	$49,277		$(132)

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit 2.1 Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation (filed as Annex A to the definitive Proxy Statement on Schedule 14A filed on May 10, 2001, file No. 000-15325, and incorporated by reference herein)

  (b)
  Reports on Form 8-K.

On July 2, 2001, Ascential Software Corporations filed a Current Report on Form 8-K under "Item 9. Regulation FD Disclosure." No financial statements were filed with this Form 8-K.

On July 11, 2001, Ascential Software Corporations filed a Current Report on Form 8-K under "Item 2. Acquisition or Disposition of Assets." No financial statements were filed with this Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION
Dated: November 14, 2001	By:	/s/ ROBERT C. McBRIDE Robert C. McBride Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

ASCENTIAL SOFTWARE CORPORATION FORM 10-Q Quarterly Period Ended September 30, 2001 Table of Contents
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
  SIGNATURES