Form 10-K
period 2001-12-31
ASCENTIAL SOFTWARE CORP
filed 2002-04-01
CIK 799089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-15325

                         ASCENTIAL SOFTWARE CORPORATION
                        (FORMERLY INFORMIX CORPORATION)
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002 based on the closing sales price of the Company's common stock, as reported on The Nasdaq Stock Market, was approximately $1,141,510,191. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 2002, the registrant had 256,519,144 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of stockholders for the fiscal year ended December 31, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ASCENTIAL SOFTWARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  ITEM 1.   BUSINESS....................................................    1
  ITEM 2.   PROPERTIES..................................................    7
  ITEM 3.   LEGAL PROCEEDINGS...........................................    8
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
PART II.................................................................   10
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................   10
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   11
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................   12
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   42
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   42
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................   42
PART III................................................................   42
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   42
  ITEM 11.  EXECUTIVE COMPENSATION......................................   42
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   43
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   43
PART IV.................................................................   44
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.......................................................   44
SIGNATURES..............................................................   47

                                     PART I

     This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" and elsewhere in, or incorporated by reference into, this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about the Company, is contained in other documents and periodic reports that the Company files from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management's opinions only and only as of the date of this report and the Company disclaims any obligation to update or revise these statements.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

     Ascential Software Corporation ("Ascential" or the "Company") is a global provider of information asset management solutions. Ascential designs, develops, markets and supports enterprise data integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to transform vast amounts of disparate, unrefined data into reliable, reusable information assets. Ascential also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     The Company was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation." During 2000, the Company consolidated its business units into two operating businesses: (i) Informix Software, which operated the Company's database software systems business, and (ii) Ascential Software, which operated the Company's solutions software business. During the third quarter of 2001, the Company sold to International Business Machines Corporation ("IBM") substantially all of the assets relating to the database business, including the name "Informix," for approximately $1.0 billion in cash (the "IBM Transaction") (See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview -- The IBM Transaction"). In connection with the IBM Transaction, the Company changed its name to Ascential Software Corporation and changed the symbol under which the Company's common stock is traded on the Nasdaq National Market to "ASCL."

     Ascential is headquartered in Westborough, Massachusetts and has offices worldwide supporting more than 1,800 customers in such industries as telecommunications, insurance, financial services, healthcare, media/entertainment, government and retail.

PRODUCTS

 DATASTAGE

     The DataStage product family is a highly comprehensive data integration platform that enables customers worldwide to create and manage scalable, complex data integration infrastructures for successful implementation of business initiatives such as customer relationship management analytics, decision support, enterprise applications and e-business. From its data integration capabilities to its available meta data management module and data quality assurance functions, the DataStage product family helps enterprises use information assets to gain a competitive advantage.

     DataStage was first shipped in January of 1997. DataStage provides data integration, which is the extraction of data from disparate sources (i.e., such as legacy mainframes, servers, databases, flat files and other systems throughout an organization), transformation of that data into a compatible format, and delivery of that data to a target system (i.e., a data warehouse residing on a server). Two strategic acquisitions enhanced DataStage, by adding meta data technology and mainframe data integration technology. These acquisitions significantly expanded Ascential's product set and helped drive expansion of its customer base.

During the later part of 1999 and into early 2000, Ascential further enhanced DataStage by adding ERP solution integration and real time capability through an interface to IBM's MQ Series. The latest version of DataStage, version 5, was introduced in November 2001. In November 2001, Ascential also completed the acquisition of Torrent Systems, Inc. ("Torrent"). The Torrent Orchestrate product increases the scalability of DataStage, by incorporating parallel processing technology. The significant features of DataStage include:

     - Comprehensive Platform -- The complete enterprise data integration platform supports the collection, integration and transformation of high volumes of data, with data structures ranging from simple to highly complex.

     - Increased Scalability -- The DataStage platform is designed to seamlessly scale to satisfy the demands created by ever growing data volumes and ever shrinking batch windows.

     - End-To-End Meta Data Management -- Meta data integration ties together the total data integration infrastructure. End-to-end integration of all the tools making up the data integration ecosystem enables a clear and unambiguous picture of the business through the automatic connection of all relevant enterprise meta data.

     - Collaboration/Reuse of Analytical Assets -- DateStage enables disparate units within across an enterprise can share and leverage information derived from multiple business intelligence tools and deliver it to a single point, or multiple points, of access.

     - Embedded Data Quality Assurance -- Data quality assurance will help to ensure that integrated data is complete, accurate and consistent for its intended use. This function is critical to realizing value in enterprise information. High quality data allows decision makers to know the things they need to know, and therefore make informed decisions intended to create value for their business.

     - Advanced Maintenance and Development -- The ability of DataStage to provide full-scale data integration reduces the development and maintenance cycle for data integration projects by simplifying administration and maximizing development resources.

     On March 12, 2002, Ascential announced the signing of a definitive agreement to acquire Vality Technology, Inc. ("Vality") in a transaction valued at approximately $92 million in cash, net of proceeds from options to be exercised upon closing and cash on Vality's balance sheet. Vality is a privately held company, headquartered in Boston, Massachusetts, that specializes in enterprise data quality management. The transaction is expected to close in April 2002, subject to approval of Vality shareholders and other customary closing conditions. Ascential believes that the data cleansing technologies offered by Vality will complement the data and meta data management capabilities of the DataStage product suite and provide more comprehensive functionality to our customers.

 MEDIA360 PRODUCT FAMILY

     In January 2002, Ascential announced that it had engaged an investment bank to assist in divesting its media content management business associated with Ascential's Media360 product family. The Media360 product family is an enterprise content management system for collecting, organizing and delivering multiple types of media assets. Ascential's announcement was principally the result of its decision to focus its development and sales efforts on its core data integration product offerings.

     As described above, Ascential's primary product offerings are DataStage, the core data integration product; and Media360. Along with the i.Sell product, which was discontinued in the first quarter of 2001, these product families have accounted for the following percentages of Ascential's revenue for 2001, 2000 and 1999, respectively: DataStage -- 84%, 64%, 82%; Media360 -- 14%, 12%, 2% and
i.Sell -- 2%, 24%, 16%.

SERVICES

     Ascential believes that a high level of customer service is required for success in the enterprise software market. Services revenues consist primarily of software maintenance and support fees, consulting fees and customer training fees.

     Ascential maintains both field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to customers and partners. Services include post-sales technical support, consulting, and product education. Consultants and educators provide services to customers to assist their use of Ascential products and their design and development of applications that utilize Ascential products.

  - CUSTOMER CARE

     Ascential also provides customer service via telephone and e-mail. All Ascential maintenance customers have access to customer service resources, delivered by service professionals focused on resolution of customer issues.

  - CONSULTING SERVICES

     Ascential offers a variety of consulting services to its customers and third-party consulting firms, including implementation assistance, project planning and deployment, and minor software enhancements. Ascential's advanced consulting group is focused on new technologies and product releases, and in helping customers implement them. Ascential works with leading international and regional third-party consulting and systems integration firms that complement its professional service offerings and provide customers with a full range of service options.

  - CUSTOMER EDUCATION AND TRAINING

     Ascential offers comprehensive education and training courses which provide a full suite of classroom, computer-based certification, and custom education offerings that enable customers and partners to optimally deploy and use Ascential products. Training is also available to third-party consultants.

SALES AND MARKETING

     Ascential distributes its products through four main channels: direct end-user licensing, embedded resellers, value-added resellers, and solutions vendors addressing specific markets. Ascential uses a multiple channel distribution strategy to maintain broad market coverage and competitiveness. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict. The principal geographic markets for Ascential's products are North America, Europe, the Asia/ Pacific region, and Latin America. Ascential's revenues for 2001, 2000 and 1999 attributable to its operations inside the United States were 52%, 49% and 50% of total revenues, respectively, while its revenues attributable to its international operations during the same periods were 48%, 51% and 50% of total revenues, respectively. See Note 9 of Notes to Consolidated Financial Statements attached to this report for summary information regarding revenues derived from Ascential's geographic operating segments.

     In support of its sales efforts, Ascential conducts comprehensive marketing programs, which include telemarketing, direct mail and e-mail campaigns, public relations, seminars, tradeshows and ongoing customer communications programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal from a prospective customer, followed by a qualification of the lead, analysis of the customer's needs, response to the request for proposal (if solicited by the customer), one or more presentations to the customer, customer internal approval activities, contract negotiation and shipment to the customer. While the sales cycle from customer to customer can vary considerably, the sales cycle has historically been three to twelve months.

     Ascential's sales and marketing strategy is based on building and maintaining strong relationships with organizations that can positively influence the sale of its products. Ascential's customers and potential customers often rely on third-party systems integrators or other technology partners (e.g., analytic, database, enterprise software and hardware vendors) to develop, deploy and manage an overall solution that can include Ascential products. Ascential has conducted several joint marketing and sales programs with partners in each of these categories, including seminars, direct mail campaigns and trade show participation.

LICENSING

  - END-USER LICENSING

     Ascential licenses its products to organizations worldwide through a direct sales force and telesales group. Ascential's infrastructure solutions are sold to Global 2000 and government organizations looking to convert their volumes of unrefined data and content into reliable and reusable information assets. A majority of these organizations enter into standard agreements for industry-standard discount structures. Certain organizations have begun to standardize their information asset management solutions enterprise-wide and are entering into more global enterprise agreements that can result in discounts for those organizations.

  - EMBEDDED RESELLER, VALUE-ADDED RESELLER AND SOLUTION VENDOR LICENSING

     Ascential licenses its products to application vendors who distribute Ascential's products. A typical application vendor develops an application (e.g., a risk management analytic application) using Ascential software. The application vendor purchases a license for the use of the product to develop the application program. Depending on the application developed, the vendor may purchase a run-only license, a full version license or multiple product licenses. In addition, the application vendor may resell Ascential products to end users for use in conjunction with its own applications.

     Ascential has specialized programs to support the application vendor distribution channel. Under these programs, Ascential has provided to selected application vendors a combination of marketing development services, consulting and technical marketing support and discounts.

PRODUCT DEVELOPMENT

     Major product releases resulting from research and development projects in 2001 include the following:

     - DataStage XE Version 5 including updates to all major components of the DataStage product suite

     - DataStage 4.2 Kanji Edition including Quality Manager

     - DataStage Portal Edition

     - Enterprise Application Interfaces, including:

      -- DS Load PACK for SAP BW 2.0

      -- DS Extract PACK for SAP BW 2.0

      -- DS Extract PACK for PeopleSoft

      -- DS Extract PACK for Siebel

      -- IBM MQ Series

     - Media 360, including

      -- Core 2.0

      -- NewsRoom Edition 2.0

      -- Video 2.0

      -- Image 2.0

      -- Web Publishing 2.1

      -- Desktop Publishing

     Ascential's current product development efforts are focused on:

     -- Further enhancing the performance and scalability of the DataStage products through the integration of the Parallel Extender (formerly Torrent Orchestrate) framework.

     -- Extending the real-time capabilities of Ascential's data integration infrastructure as well as expanding connectivity to enterprise applications and messaging services.

     -- Enhancing the usability of all Ascential's infrastructure solutions.

     -- Extending the functionality of Ascential's data integration infrastructure to address broader market requirements including enhanced data quality and data-centric application integration.

     -- Enhancing solutions to leverage new hardware platforms and emerging software industry standards, including web services.

RESEARCH AND DEVELOPMENT EXPENDITURES

     Ascential's research and development expenditures for 2001, 2000 and 1999 were $87.0 million, $166.1 million and $188.1 million, respectively, representing approximately 18% of net revenues for these periods. Of the $87.0 million incurred during 2001, $54.4 million, representing approximately 63% of the total annual research and development expenditures, is attributable to product development activities relating to the Company's database business, the assets of which were sold to IBM during the third quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses."

INTELLECTUAL PROPERTY

     Ascential regards certain aspects of its internal operations, products and documentation as proprietary, and Ascential primarily relies on a combination of patent, copyright, trademark and trade secret laws and other measures to protect its proprietary rights. Ascential also relies on contractual restrictions in its agreements with customers, employees and others to protect its intellectual property rights. However, Ascential cannot ensure that these agreements will not be breached, that Ascential would have adequate remedies for any breach or that Ascential's trade secrets will not otherwise become known.

     Ascential currently holds seven United States patents, five of which were obtained in connection with the Torrent acquisition, with respect to technologies included in its products and may continue to file patent applications in the future. Ascential cannot ensure that any patents will result from any such applications or that, if issued, such patents will provide any meaningful competitive advantage. Ascential believes that, because of the rapid pace of technological change in the computer software industry, factors such as the expertise, ability and experience of Ascential employees, frequent software product enhancements and the timeliness and quality of support services are key to its success. This success is also dependent, in part, upon its proprietary technology and other intellectual property rights.

     Ascential's products are generally licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. Ascential also relies on "shrink wrap" and "click wrap" licenses, which include a notice informing the end-user that, by opening the product packaging or, in the case of an online transaction, by downloading the product, the end-user agrees to be bound by the license agreement printed on the package or displayed on the customer's computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of current or future products or to obtain and use information regarded as proprietary. In particular, Ascential has licensed the source code of its products to certain customers for restricted uses under certain circumstances. Ascential has also entered into source code escrow agreements with a number of customers that generally require release of source code to the customer in the event of Ascential's bankruptcy, liquidation, inability to provide maintenance or otherwise ceasing to conduct business. The source code for Ascential's products is protected both as a trade secret and as a copyrighted work. Ascential cannot ensure that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Ascential's technology or technology that Ascential may acquire or develop in the future.

     Ascential believes that its products, trademarks or other proprietary rights do not infringe the proprietary rights of third parties. However, Ascential cannot ensure that third parties will not assert infringement claims against Ascential in the future with respect to current or future products or that any such assertion will not require Ascential to enter into royalty arrangements or result in costly and time consuming litigation.

COMPETITION

     The information asset management software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Ascential's competitors in the market include vendors that develop and market data integration, business intelligence and portal software. Principal competitors include Acta, ETI, Informatica, Hummingbird and Sagent.

     Competitors in the information asset management market compete primarily on the basis of product performance but also technical product support, services and price. With respect to product performance, we believe that the following factors pertain to Ascential's competitive position in the market:

     - The speed with which Ascential's products can extract data from multiple sources and transform that data into reliable, reusable information.

     - The ability of Ascential's products to integrate all of the tools of the data integration system.

     - The extent to which Ascential's products allow segments within an enterprise to share information from a single point of access.

     - The reliability and serviceability of Ascential's products.

     - Ascential's ability to develop, introduce and support innovative products and the market's acceptance of such technical innovations.

EMPLOYEES

     As of December 31, 2001, Ascential employed approximately 870 people, including approximately 200 in services, approximately 370 in sales and marketing, approximately 200 in research and development and approximately 100 in general and administrative functions. Approximately 500 employees were located in the United States. None of Ascential's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

VALITY TECHNOLOGY INCORPORATED

     On March 12, 2002, Ascential and Vality Technology Incorporated ("Vality") jointly announced the signing of a definitive agreement for Ascential to acquire Vality, a privately held company, headquartered in Boston, Massachusetts, that specializes in enterprise data quality management. The transaction is valued at approximately $92.0 million, net of proceeds from options to be exercised upon closing and cash on Vality's balance sheet. Management of Ascential believes that the data cleaning technologies offered by Vality will complement the data and meta data management capabilities of the DataStage product suite and provide more comprehensive functionality to customers. The transaction is expected to close in April 2002, subject to approval by Vality shareholders and other customary closing conditions. Vality stockholders holding more than two-thirds of Vality's outstanding capital stock have already agreed to support and vote in favor of the proposed transaction at the meeting of Vality's stockholders, which is expected to be convened in early April.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of December 31, 2001.

NAME                                              AGE                      POSITION
----                                              ---                      --------
Peter Gyenes....................................  56    Chief Executive Officer and Chairman of the
                                                        Board
Peter Fiore.....................................  44    President and General Manager
Robert McBride..................................  57    Vice President and Chief Financial Officer
Scott Semel.....................................  45    Vice President, Legal, General Counsel and
                                                        Secretary

     Peter Gyenes has served as the Chairman and Chief Executive Officer of Ascential since July 2000. Mr. Gyenes has more than 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to Informix's acquisition of Ardent Software, Inc. in 2000, he was chairman, president and CEO of Ardent, which he joined in 1996. Before joining Ardent, he was president and CEO of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation (now part of EMC Corporation). Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. He serves on the boards of Applix Computer Systems, Axis Computer Systems, Davox Corporation and the Massachusetts Software and Internet Council. Mr. Gyenes received a Bachelor of Arts degree in Mathematics and a Masters of Business Administration degree from Columbia University.

     Peter Fiore has served as the President of Ascential since July 2000. Previously Mr. Fiore served as Senior Vice President of Informix Corporation and President of Ascential Software, Inc. after serving as the head of the Informix Business Solutions business unit. Prior to the acquisition by Informix of Ardent Software, Inc. in 2000, Mr. Fiore served as vice president of worldwide marketing operations of Ardent, which he joined in 1994. Before joining Ardent, Mr. Fiore directed channel marketing for CrossComm Corporation and held sales and marketing management positions at Stratus Computer, Inc. Mr. Fiore received a Bachelor of Science degree in Engineering and Applied Sciences from Harvard University.

     Robert McBride has served as the Vice President and Chief Financial Officer of Ascential since July 2001. Mr. McBride joined Informix Corporation in June 2001 serving as the Vice President and Chief Financial Officer of Ascential Software, Inc. Mr. McBride directs Ascential's financial, operational and administrative business functions. He brings more than 25 years of financial and administration experience at Fortune 500 information systems companies to the Company. During a 17-year tenure at Data General Corporation (now part of EMC Corporation), Mr. McBride served as vice president, chief administrative officer, corporate controller and corporate treasurer, among other senior financial management positions. He also held a variety of senior management positions in the Information Systems and Finance areas of Burroughs Corporation. Mr. McBride received a Master's Degree in business administration from Washington University and a Bachelor's Degree from Ohio Wesleyan University.

     Scott Semel has served as the Vice President, Legal, General Counsel and Secretary of Ascential since August 2001. Mr. Semel manages Ascential's legal, regulatory and compliance matters, and directs its worldwide legal department. Mr. Semel comes to Ascential with more than 20 years of extensive legal experience, having previously served as general counsel and corporate secretary to NaviSite, Inc. and Designs, Inc.

ITEM 2.  PROPERTIES

     Ascential's corporate headquarters is in a 93,000 square foot facility in Westborough, Massachusetts that was formerly occupied by Ardent Software, Inc. This facility also contains Ascential's marketing, finance, sales and administration functions and a significant portion of its customer service, manufacturing and research and development operations. The lease for the Westborough facility expires on December 31, 2008.

In addition, significant parts of Ascential's research and development organizations are housed in facilities in Oakland, California (26,000 square feet); Los Gatos, California (7,000 square feet) and Milton Keynes, United Kingdom (7,000 square feet). These buildings are under lease until May 2003, December 2002 and September 2012, respectively.

     Ascential also leases office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. As of December 31, 2001, Ascential controlled approximately 780,000 square feet of office and/or manufacturing space for these facilities. Approximately 37% of the facilities are actively being utilized, while the balance have been either vacated or sublet. Of all Ascential's leased property, approximately 67% is located in the Americas (United States, Canada and Latin America), 23% is located in Europe, the Middle East and Africa and the remaining 10% is located in the Asia Pacific region. Ascential's European, Middle Eastern and African sales and services headquarters is housed in a 21,000 square foot facility in Paris, France, which is under lease until March 2008. Ascential also maintains a major sales and services office in London, England (19,000 square feet), which is under lease until September 2018. Ascential's Asia Pacific sales and services headquarters is based in an 8,300 square foot facility in Sydney, Australia, which is under lease until March 2004. Ascential's has two principal sales offices serving Latin America, Mexico City, Mexico and Sao Paulo, Brazil, which are under lease until July 2005 and August 2002, respectively.

     Ascential believes that its existing facilities are adequate to meet its business needs through the next twelve months.

     Under the terms of the IBM Transaction, Ascential assigned to IBM office space in the following ten locations: 4 buildings in a Menlo Park, California campus, which was formerly the corporate headquarters for Informix Software; Lenexa, Kansas; Portland Oregon; Oakland, California; Denver, Colorado; Miami, Florida; London, United Kingdom; Dublin, Ireland; Sydney, Australia and Tokyo, Japan. These offices together made up the corporate headquarters and principal research and development and sales offices of the database business which was sold to IBM and totaled approximately 610,000 square feet. Ascential has approximately 370,000 square feet of vacant space that it is seeking to sublease to third parties or surrender to landlords. Management believes Ascential has adequately provided for the costs to dispose of this space.

ITEM 3.  LEGAL PROCEEDINGS

     On May 26, 1999, Ascential entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against Ascential, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable federal and state courts. The settlement resolves all material litigation arising out of the restatement of Ascential's financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, Ascential paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of Ascential's insurance carriers on behalf of certain Ascential's current and former officers and directors. As part of the settlement, Ascential also agreed to contribute a minimum of 9.0 million shares of its common stock, which was required to provide a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distributions of shares of Ascential's common stock occurred in November and December 1999 when Ascential issued approximately 2.9 million shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, Ascential issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the settlement. Pursuant to the terms of the settlement, Ascential paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the Settlement. Ascential's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the Settlement was $142.0 million.

     In July 1997, the Securities and Exchange Commission (the "SEC") issued a formal order of private investigation of Ascential and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in Ascential's securities. During the course of the investigation, Ascential learned that the investigation concerned the events leading to the restatement of Ascential's financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. Ascential has entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, Ascential consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, Ascential neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs Ascential to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act ("Securities Act"), Sections 10(b), 13(a) and 13(b) of the Exchange Act ("Exchange Act") and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, Ascential is also required to cooperate in the SEC's continuing investigation of other entities and persons. As a consequence of the issuance of the Order, Ascential is statutorily disqualified, pursuant to Section 27A(G)(1)(A)(ii) of the Securities Act and Section 21E(b)(1)(A)(ii) of the Exchange Act, for a period of three years from the date of the issuance of the Order, from relying on the protections of the "safe harbor" for forward-looking statements set forth in Section 27(A)(c) of the Securities Act and Section 21(E)(c) of the Exchange Act.

     EXPO 2000 filed an action against Ascential Software GmbH (Ascential's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Ascential filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Ascential in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. Ascential filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court's judgment and issued a judgment in favor Ascential in the amount of approximately $2.5 million. During the quarter ended September 2001, EXPO 2000 filed an appeal against the decision with the German appellate court. Consideration of this final appeal has been deferred until at least March 2002. Accordingly, Ascential continues to have a reserve of approximately $3.1 million for the estimated outcome.

     Ascential is a defendant in two actions filed against Unidata, Inc. ("Unidata" -- a company Ascential merged with in 1998). One action was filed in May 1996 in the U.S. District Court for the Western District of Washington, and the other action was filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ascential for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million.

     Ascential has also been joined as a party in an action in China filed against Unidata, its former distributor and a customer by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action in China arises out of the same facts at issue in the U.S. actions. Ascential has agreed in principle with the plaintiff to a settlement pursuant to which, among other things, Ascential would pay the plaintiff approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between Ascential and other co-defendants relating to attorneys fees and any amounts paid in settlement, which are not estimable at December 31, 2001. Ascential has reserved $16.0 million for this settlement as of December 31, 2001. The settlement, however, has not yet been finalized.

     On February 3, 2000, IBM filed an action against Ascential in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. On March 28, 2000, Ascential filed an answer and counter claims in the United States District Court for the District of Delaware against IBM denying IBM's allegations of patent infringement and alleging infringement by IBM of four United States patents owned by Ascential. In the complaint and answer, IBM sought against Ascential, and Ascential sought against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, interest, costs and attorney's fees. In addition, on March 28, 2000, Ascential filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by Ascential. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. In connection with the IBM Transaction (See Note 13 of the Notes to Consolidated Financial Statements), IBM and the Company entered into an agreement to settle the existing outstanding patent infringement litigation for no consideration. This settlement became effective upon the closing of the IBM Transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Ascential's Common Stock is traded on the Nasdaq National Market under the symbol "ASCL." The following table lists the high and low sales prices of Ascential's Common Stock for the periods indicated.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL YEAR ENDED DECEMBER 31, 2001:
  Fourth Quarter............................................  $4.40   $2.70
  Third Quarter.............................................   5.72    3.24
  Second Quarter............................................   7.50    4.50
  First Quarter.............................................   8.25    3.00
FISCAL YEAR ENDED DECEMBER 31, 2000:
  Fourth Quarter............................................  $4.75   $2.63
  Third Quarter.............................................   6.81    3.69
  Second Quarter............................................  21.25    6.19
  First Quarter.............................................  20.97    7.88

     At February 28, 2002, there were approximately 11,939 stockholders of record of our Common Stock, as shown in the records of our transfer agent.

DIVIDEND POLICY

     Ascential has never declared or paid cash dividends on its Common Stock. Ascential expects to retain future earnings, if any, for use in the operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL OVERVIEW

     The following selected consolidated financial data should be read in conjunction with Ascential's consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

  FIVE-YEAR SUMMARY

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        2001(1)      2000(2)       1999(3)       1998(4)     1997(5)
                                       ----------   ----------   ------------   ----------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.........................  $  481,332    $929,319     $1,039,111     $854,520    $766,620
Net income (loss)....................     624,948     (98,315)        (2,988)      52,452    (369,309)
Preferred stock dividend.............          --        (191)          (995)      (3,478)       (301)
Value assigned to warrants...........          --          --             --       (1,982)     (1,601)
Net income (loss) applicable to
  common stockholders................     624,948     (98,506)        (3,983)      46,992    (371,211)
Net income (loss) per common share:
  Basic..............................        2.25       (0.34)         (0.02)        0.21       (1.85)
  Diluted............................        2.20       (0.34)         (0.02)        0.19       (1.85)
Total assets.........................  $1,080,572     655,881        793,337      695,802     653,342
Long-term obligations................      28,710         787          1,420        3,759      27,734
Retained earnings (accumulated
  deficit)...........................     265,816    (359,132)      (260,817)    (259,849)   (312,301)

---------------

(1) In 2001, Ascential recorded merger, realignment and other charges of $54.4 million. In addition, Ascential recorded a gain on the sale of the database business of $865.7 million. In connection with the Torrent acquisition, Ascential recorded a charge of $5.5 million for in-process research and development that had not yet reached technological feasibility and had no alternative future uses. Also, Ascential recorded impairment losses on long-term investments of $10.2 million, which relate to both publicly traded and non-marketable investments.

(2) In 2000, Ascential recorded merger, realignment and other charges of $126.8 million.

(3) In 1999, Ascential recorded restructuring-related adjustments that increased operating income by $0.6 million and, in connection with Ascential's acquisition of Cloudscape, Inc. ("CloudScape") in October 1999, Ascential recorded a charge of $2.8 million for merger related expenses. In addition, Ascential recorded a charge of $97.0 million related to the settlement of private securities and related litigation against Ascential. In connection with Ardent Software, Inc.'s acquisition of Prism Solutions, Inc. ("Prism"), Ascential recorded a charge of $9.9 million for merger and restructuring charges as well as a $5.1 million charge for in-process research and development that had not yet reached technological feasibility and had no alternative future uses.

(4) In 1998, Ascential recorded restructuring-related adjustments that increased operating income by $10.3 million and, in connection with our acquisition of Red Brick Systems, Inc. in December 1998, Ascential recorded a charge of $2.6 million for in-process research and development that had not yet reached technological feasibility and had no alternative future uses. In addition, Ascential recorded a charge of $14.9 million for merger and restructuring charges related to Ardent's merger with Unidata.

(5) In 1997, Ascential recorded a restructuring charge of $108.2 million and a write-down of certain assets in Japan of $30.5 million. In connection with our acquisition of Centerview, Ascential recorded a charge to operations of $7.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future uses. Also, in connection with Ardent's acquisition of O2 Technologies, Ascential recorded a charge of $3.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or Ascential's future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results," and elsewhere in this annual report on Form 10-K. The following discussion and analysis should be read in conjunction with Ascential's consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

     Ascential is a global provider of information asset management solutions. Ascential designs, develops, markets and supports enterprise data integration software products and solutions to allow our worldwide customers, which consists of mid-sized and large organizations and governmental institutions, to transform vast amounts of disparate, unrefined data into reliable, reusable information assets. Ascential also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     Ascential was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation." During 2000, we consolidated our business units into two operating businesses: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our information asset management ("IAM") software and solutions business. During the third quarter of 2001, we completed the IBM Transaction, which consisted of the sale of our database business, including the name "Informix," to IBM for approximately $1.0 billion in cash (See Note 13 of Notes to Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to "Ascential Software Corporation" and changed the symbol under which the Company's Common Stock is traded on the Nasdaq National Market to "ASCL." These changes became effective in July 2001.

     On November 28, 2001, Ascential completed the acquisition of Torrent Systems, Inc. ("Torrent") for $44.1 million in cash. The Torrent Orchestrate product provides scalability, using parallel processing technology, to Ascential's core data integration product offering, DataStage. See "Ascential Products and Services" below.

     On March 12, 2002, Ascential announced the signing of a definitive agreement to acquire Vality Technology, Inc. ("Vality") in a transaction valued at approximately $92 million in cash, net of proceeds from options to be exercised upon closing and cash on Vality's balance sheet. Vality is a privately held company, headquartered in Boston, Massachusetts, which specializes in enterprise data quality management. The transaction is expected to close in April 2002, subject to approval of Vality shareholders and other customary closing conditions. Ascential believes that the data cleansing technologies offered by Vality will complement the data and meta data management capabilities of the DataStage product suite and provide more comprehensive functionality to Ascential's customers.

     Ascential is headquartered in Westborough, Massachusetts and has offices worldwide, supporting more than 1,800 customers in such industries as telecommunications, insurance, financial services, healthcare, media/entertainment, government and retail. Ascential currently has approximately 784 employees and will build from a revenue base of $124 million, which was the revenue generated in 2001 by the Ascential business operations (including the i.Sell product, which was discontinued in the first quarter of 2001 and the Media 360 product, which Ascential intends to divest, as announced in the first quarter of 2002).

  ASCENTIAL PRODUCTS AND SERVICES

     The DataStage product suite is a leading data integration platform. It offers an enterprise a single integration platform for virtually any style of structured data using a unified meta data backbone. At its core, the DataStage suite provides enterprises with components for data integration, the portability and transformation of data from diverse sources, combined with tools for meta data integration and data quality assurance.

Extending this capability, DataStage allows each customer to extract data from diverse sources including: legacy mainframe systems; Enterprise Applications such as SAP, Siebel, and PeopleSoft; message-based middleware and complex file structures such as XML and web logs. The data is then transformed so that it may be made available to end-user applications such as customer relationship management, decision support, e-business, or other applications. In addition, the web-based components of DataStage enable remote administration of an organization's warehouse investment, and the accessibility of an organization's business intelligence investments in analytic application tools such as those provided by Business Objects, Hyperion and Cognos.

     We offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on tested methodologies, these services represent years of accumulated knowledge and experience, gained through hundreds of successful engagements in a wide range of industry and government installations.

     As part of the IBM Transaction, we entered into a strategic alliance with IBM, which became effective upon the closing of the sale, to jointly promote and market our IAM solutions.

  THE IBM TRANSACTION

     During the third quarter of 2001, we completed the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of our database business, for approximately $1.0 billion in cash. IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise in respect of any representations or warranties made by us. IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. On July 1, 2001, interest began to accrue at 6% per annum on the amount of the holdback ultimately released to us. Accrued interest on the holdback was $3.0 million at December 31, 2001. In connection with the sale, we paid IBM $11.6 million, which is equal to 18% of certain deferred revenues of the database business for which we had received payment. In addition, we are obligated to pay IBM $13.2 million on or before March 31, 2002 to fund the transfer of certain employee-related accruals.

     As a result of the IBM Transaction, we recorded a gain, after transaction costs and related charges, but excluding taxes, of $865.7 million during the year ended December 31, 2001. The following table sets forth the components of the gain (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Gross sale proceeds.........................................     $1,000.0
Deferred revenue adjustment.................................        (11.6)
Employee related accrual adjustment.........................        (13.2)
Minimum net working capital adjustment......................          3.7
                                                                 --------
Adjusted sale proceeds......................................        978.9
Net assets transferred to IBM...............................        (71.3)
Transaction costs and related charges.......................        (41.9)
                                                                 --------
Gain resulting from the IBM Transaction.....................     $  865.7
                                                                 ========

     See Notes 13 and 14 of Notes to Consolidated Financial Statements for discussion of components of the gain and other items related to the IBM Transaction.

     Prior to the IBM transaction, we capitalized approximately $6.0 million of costs that were incurred in connection with the implementation of our SAP information system. As part of the IBM Transaction, IBM assumed ownership of this asset but granted us the right to copy and retain certain functionality components of the SAP information system, which we intend to continue to use in our on-going operations. We used the cost recovery approach to account for the IBM Transaction which resulted in our cost basis of this asset being zero.

     During 2001, we used a portion of the proceeds from the IBM Transaction to fund the repurchase of $143.0 million of common stock as part of our $350 million stock repurchase program, and for the acquisition of Torrent for $44.1 million. We intend to continue to apply a portion of the proceeds from the IBM Transaction to fund Ascential's business, including any further strategic acquisitions that we may undertake, and any continuing stock repurchase activity.

  STRATEGIC REALIGNMENT

     During the second half of 2000, we undertook a strategic realignment to transition from five former business units into two operating businesses. By December 31, 2000, we defined and allocated personnel among the management, selling, marketing, research and development and service organizations for these two operating businesses. However, our core infrastructure groups (operations, finance and administration) were retained by Informix Software and these groups provided services to both operating businesses through the first half of 2001, until the closing of the IBM Transaction.

     Prior to December 31, 2000, we had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, we do not present separate historical expense or operating income information for periods prior to December 31, 2000. As a result of this, our discussion and analysis of costs and expenses, as compared to 2000, is presented on a combined basis for the two operating businesses. Our discussion and analysis of costs and expenses for the Ascential Software operating business is based on a comparison of the results for quarters ended December 31, 2001 and September 30, 2001. We do not present a corresponding discussion and analysis of costs and expenses for Informix Software in 2001, as we do not believe it to be relevant due to the IBM Transaction.

  CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations below is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods covered in this filing.

     On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, investments, intangible assets, income taxes, merger and realignment activities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

     We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. In compliance with the Securities and Exchange Commission's recent guidance, we are providing additional disclosure about these "critical accounting policies and practices" within the appropriate sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements. Our critical accounting policies are as follows:

     - Revenue recognition.

     - Charges for residual lease obligations and restoration costs for facilities abandoned as a result of the IBM Transaction and our merger and realignment activities.

     - Charges for severance and employment-related costs.

     - Allowance for doubtful accounts.

     - Impairment of long-term investments.

RESULTS OF OPERATIONS

     The discussion and analysis of our results of operations for the years ended December 31, 2001, 2000, 1999 is structured to take the following events into account:

     - The IBM Transaction, which was completed at the beginning of the quarter ended September 30, 2001. The database business, which we sold to IBM, accounted for 84% of our revenue during the first half of 2001.

     - The strategic realignment that we undertook during the second half of 2000. This realignment led to a transition from five former business units into the two operating businesses -- Ascential Software and Informix Software (the database business that we sold to IBM in the IBM Transaction).

     As discussed above, we present separate revenue information for the two operating businesses, Ascential Software and Informix Software, on a historical basis, but we do not present separate historical expense or operating income information for periods prior to December 31, 2000. Accordingly, 2001 revenues for Ascential Software and Informix Software operating businesses are compared to those for 2000 and 1999. However, our discussion and analysis of costs and expenses for 2001, as compared to 2000 and 1999, is presented on a combined basis for the two operating businesses. Our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for the most recent quarters ended December 31, 2001 and September 30, 2001. We do not provide a corresponding discussion and analysis of costs and expenses for Informix Software in 2001 due to the IBM Transaction.

     A comparison of revenue and expenses for the years ended December 31, 2001 and 2000, respectively, provides little insight as a result of the IBM Transaction. Accordingly, the discussion and analysis of our results of operations is presented as follows:

          I.   Overview of Results of Operations -- Ascential Software
     Corporation
          Revenues and expenses are presented as a percentage of revenues for the years ended December 31, 2001, 2000 and 1999.

          II.   Revenues -- Ascential Software and Informix Software
          Discussion and analysis of revenues, including: (1) table of revenues by type for Ascential Software and Informix Software for the years ended December 31, 2001, 2000 and 1999, respectively; (2) description of revenues; (3) discussion and analysis of Ascential Software revenues for the years ended December 31, 2001, 2000 and 1999, respectively; and (4) discussion and analysis of Informix Software revenues for the six-month periods ended June 30, 2001 and December 31, 2001, respectively, (with each as compared to the corresponding periods in 2000) and for the years ended December 31, 2000 and 1999.

          III.  Costs and Expenses -- Ascential Software Corporation
          This consists of (1) discussion and analysis of total costs and expenses for Ascential Software Corporation for the six months ended June 30, 2001 and 2000, respectively; (2) analysis of costs and expenses for Ascential Software Corporation (being the combined total of Informix Software and Ascential Software) for the six months ended December 31, 2001, as segmented between Ascential Software and Informix Software. This analysis includes a discussion of merger, realignment and other charges for 2000 and 2001.

          IV.  Results of Operations -- Ascential Software
          Discussion and analysis of the results of operations of Ascential Software, the operating business. This provides a comparison of the revenues and expenses for the quarters ended December 31, 2001 and September 30, 2001.

          V. Other Income (Expense) -- Ascential Software Corporation Discussion and analysis of other income (expense) for the years ended
     December 31, 2001, 2000 and 1999.

        VI.  Income Taxes -- Ascential Software Corporation
          Discussion and analysis of income taxes for the years ended December 31, 2001, 2000 and 1999.

     The gain resulting from the IBM Transaction is discussed above and therefore is excluded from this discussion. See "The IBM Transaction."

  I.  OVERVIEW OF RESULTS OF OPERATIONS -- ASCENTIAL SOFTWARE CORPORATION

     The following table and discussion compares the results of operations for the years ended December 31, 2001, 2000 and 1999.

                                                              PERCENT OF NET REVENUES
                                                              -----------------------
                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net revenues:
  Licenses..................................................    44%      44%      52%
  Services..................................................    56       56       48
                                                               ---      ---      ---
     Total net revenues.....................................   100      100      100
                                                               ---      ---      ---
Cost and expenses:
  Cost of software..........................................     7        5        5
  Cost of services..........................................    22       20       20
  Sales and marketing.......................................    43       43       36
  Research and development..................................    18       18       18
  General and administrative................................    17       11        9
  Write-off of acquired research and development............     1       --       --
  Merger, realignment and other charges.....................    12       14        1
                                                               ---      ---      ---
     Total cost and expenses................................   120      111       89
                                                               ---      ---      ---
Operating income (loss).....................................   (20)%    (11)%     11%

  II.  REVENUES -- ASCENTIAL SOFTWARE AND INFORMIX SOFTWARE

     The following table compares the revenues for the businesses of Ascential Software and Informix Software for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                             YEARS ENDED DECEMBER 31
                                                            --------------------------
                                                             2001     2000      1999
                                                            ------   ------   --------
ASCENTIAL SOFTWARE
  License revenues........................................  $ 62.4   $ 66.7   $   52.0
  Service revenues:
     Maintenance revenues.................................    29.1     20.1        6.9
     Consulting and education revenues....................    32.4     34.9       23.2
                                                            ------   ------   --------
  Total service revenues..................................    61.5     55.0       30.1
                                                            ------   ------   --------
  Total revenues -- Ascential Software....................  $123.9   $121.7   $   82.1
                                                            ======   ======   ========
  License revenues as a percent of total revenues.........     50%       55%       63%
  Service revenues as a percent of total revenues.........     50%       45%       37%

                                                             YEARS ENDED DECEMBER 31
                                                            --------------------------
                                                             2001     2000      1999
                                                            ------   ------   --------
INFORMIX SOFTWARE
  License revenues........................................  $149.3   $337.7   $  483.9
  Service revenues:
     Maintenance revenues.................................   183.8    392.4      361.3
     Consulting and education revenues....................    24.3     77.5      111.8
                                                            ------   ------   --------
  Total service revenues..................................   208.1    469.9      473.1
                                                            ------   ------   --------
  Total revenues -- Informix Software.....................  $357.4   $807.6   $  957.0
                                                            ======   ======   ========
  License revenues as a percent of total revenues.........     42%       42%       51%
  Service revenues as a percent of total revenues.........     58%       58%       49%
ASCENTIAL SOFTWARE CORPORATION (COMBINED TOTAL OF
  ASCENTIAL SOFTWARE AND INFORMIX SOFTWARE)
  License revenues........................................  $211.7   $404.4   $  535.9
  Service revenues:
     Maintenance revenues.................................   212.9    412.5      368.2
     Consulting and education revenues....................    56.7    112.4      135.0
                                                            ------   ------   --------
  Total service revenues..................................   269.6    524.9      503.2
                                                            ------   ------   --------
  Total revenues..........................................  $481.3   $929.3   $1,039.1
                                                            ======   ======   ========
  License revenues as a percent of total revenues.........     44%       44%       52%
  Service revenues as a percent of total revenues.........     56%       56%       48%

  Description of Revenues

     We derive revenues from licensing software and providing post-license technical product support and updates to customers and from consulting and education services.

     License Revenues. License revenues may involve the shipment of product by us or the granting of a license to a customer to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, distributors and value added resellers ("VAR's"). Revenue from license agreements with resellers is recognized as earned by us, generally, when the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied. Accordingly, amounts received from customers in advance of revenue being recognized are recorded as a liability in "advances from customers" in our financial statements. Advances in the amount of $0.1 million and $10.5 million as of December 31, 2001 and 2000, respectively, had not been recognized as earned revenue. During 2001, we recognized revenue from resellers with previously recorded customer advances of $8.4 million. The $8.4 million recognized included $8.2 million of revenues related to licenses that were resold or utilized by the reseller and $0.2 million related to contractual reductions in customer advances, which typically arise when a reseller agreement expires before the advance balance is fully utilized. In addition, we recorded $2.0 million of further reductions to the customer advances liabilities during 2001 as the net result of the transfer of the database customer advances to IBM (as part of the IBM Transaction), which were offset by any additional amounts we received from customers during 2001. During 2000 and 1999, we recognized revenue of $11.1 million and $11.4 million, respectively, as a result of contractual reductions in customer advances. During 2001, we recorded $1.1 million of revenue from the customer advances balance in respect of a transaction with a customer that was previously a supplier of services to Informix Software under a long-term contract. Concurrent with the revenue transaction with this customer, we entered into an arrangement to terminate these services, pursuant to which we paid a termination fee of $3.0 million.

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

     Service Revenues. Service revenues are comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that we have fulfilled our obligations resulting from the services contract.

     As described above, we have identified revenue recognition as one of our critical accounting practices. As part of the revenue recognition process, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

     As discussed in Note 1 of Notes to Consolidated Financial Statements, we recognize revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We have analyzed all of the elements included in our multiple-element arrangements and believe that we have sufficient Company-specific objective evidence to allocate revenue to maintenance services and professional services components of our license arrangements. We sell our professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon the either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If we determine that the arrangement fee is not fixed or determinable at the outset of the customer arrangement, then we do not recognize revenue until the arrangement fee becomes due and payable.

     Persuasive evidence of an arrangement exists. For our license arrangements with end-users, our customary practice is to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us. Sales to most of our resellers are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. For certain of our database OEM resellers, we accrue royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information was received from the reseller. Prior to the IBM Transaction, the amount of accrued royalty revenue averaged $2 million at the end of each quarter in 2001. Subsequent to the IBM Transaction, the amount of accrued royalty revenue has been insignificant.

     Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the shipment of physical product, provided title and risk of loss have passed to the customer, or upon online availability of product to the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. In the case of arrangements with resellers, revenue is generally recognized upon "sell-through." Evidence of sell-through may take a variety of forms, including the following: (1) purchase order identifying an end-user customer, usually in the "ship to" location, (2) a copy of the purchase order or contract between reseller and end-user, (3) a royalty report, (4) sell through report or (5) other documented, objective evidence that indicates that the reseller does not have product in inventory, such as ending inventory reports.

     The fee is fixed or determinable. We consider a fee fixed only if (1) it is required to be paid at a set amount; (2) it is not subject to refund or adjustment and (3) payments are due on a known or fixed schedule. We generally consider arrangements with payment terms extending beyond one year not to be fixed and determinable. If the fee is not fixed and determinable, we recognize revenue as payments become due from the customer.

     Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. Prior to the IBM Transaction, we frequently sold to customers for whom we had a history of successful collection. Subsequent to the IBM Transaction, we have a larger proportion of new customers as part of our business. New customers were and are still subjected to a credit review process, which evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

     Functionality of the software. Our professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. We generally recognize revenue from professional services as the services are performed. If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized under either the percentage of completion or the completed contract method of contract accounting.

     Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our arrangements do not generally provide for a right of return, and historically product returns have not been significant. We provide for sales return allowances on an estimated basis.

     During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

     Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally result from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under

SOP 97-2 are satisfied. Accounts receivable include amounts due from customers for which revenue has been recognized.

  Ascential Software -- Revenues

     LICENSE REVENUES -- YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The following table compares the license revenues for the Ascential Software product lines for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Data Integration............................................  $52.3    $41.3    $42.8
  Content Management........................................    8.6     10.6      1.9
  i.Sell....................................................    1.5     14.8      7.3
                                                              -----    -----    -----
Total license revenues......................................  $62.4    $66.7    $52.0
                                                              =====    =====    =====

     License revenues decreased 6% to $62.4 million in 2001 and increased 28% to $66.7 million in 2000 from $52.0 million in 1999. During the first quarter of 2001, we discontinued the e-commerce solution i.Sell. During the first quarter of 2002, we announced a decision to seek to divest our content management business, which primarily consisted of the Media 360 product. License revenues for our continuing data integration products, which primarily consists of the DataStage product line, increased 27% to $52.3 million in 2001 and decreased 4% to $41.3 million in 2000 from $42.8 million in 1999. We experienced a slowing of license revenue growth during the second half of 2001. We believe this was due in part to certain customers and potential customers deferring spending on information technology as a result of the general economic downturn.

     During 2001, we entered into agreements with Hewlett-Packard, IBM, Business Objects and SAP that will allow these companies to resell certain of our products. These arrangements began to generate revenue in the fourth quarter of 2001. As a result of these and other reseller agreements, we expect there will be a shift in our distribution model from one that is primarily based on a direct sales force to a more balanced model with an increased amount of indirect- or reseller-influenced business.

     SERVICE REVENUES -- YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     Service revenues increased 12% to $61.5 million in 2001 and increased 83% to $55.0 million in 2000 from $30.1 million in 1999. Service revenues accounted for 50%, 45% and 37% of total revenues in 2001, 2000 and 1999, respectively. Maintenance revenues increased 45% to $29.1 million in 2001 and 191% to $20.1 million in 2000 from $6.9 million in 1999. Our maintenance revenues are increasing as we continue to build our installed customer base. We expect that maintenance revenue growth will flatten slightly in future periods until maintenance on the discontinued i.Sell and Content Management products is replaced by maintenance revenue from our ongoing product offerings. Consulting and education revenues decreased 7% to $32.4 million in 2001 and increased 50% to $34.9 million in 2000 from $23.2 million in 1999. These changes in consulting and education revenues are primarily a result of license revenues during the same periods, as consulting and education revenues have historically been driven by engagements and projects associated with new license revenues.

  Informix Software -- Revenues

     Due to the IBM Transaction, we separately discuss the revenue of Informix Software for the first and second halves of 2001 compared to the corresponding periods in 2000. We then separately discuss the revenue of Informix Software for 2000 compared to 1999.

     INFORMIX SOFTWARE - REVENUES FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

     The following table compares the revenues for the Informix Software for the six-month periods ended June 30, 2001 and 2000, respectively, together with the six-month periods ended December 31, 2001 and 2000, respectively, and the years ended December 31, 2001 and 2000, respectively (in millions):

                                             SIX MONTHS ENDED    SIX MONTHS ENDED     YEARS ENDED
                                                 JUNE 30,          DECEMBER 31,      DECEMBER 31,
                                             -----------------   ----------------   ---------------
                                              2001      2000     2001      2000      2001     2000
                                             -------   -------   -----    -------   ------   ------
INFORMIX SOFTWARE
  License revenues.........................  $149.2    $188.0    $0.1     $149.7    $149.3   $337.7
  Service revenues:
     Maintenance revenues..................   182.5     199.8     1.3      192.6     183.8    392.4
     Consulting and education revenues.....    24.2      44.6     0.1       32.9      24.3     77.5
                                             ------    ------    ----     ------    ------   ------
  Total service revenues...................   206.7     244.4     1.4      225.5     208.1    469.9
                                             ------    ------    ----     ------    ------   ------
  Total revenues -- Informix Software......  $355.9    $432.4    $1.5     $375.2    $357.4   $807.6
                                             ======    ======    ====     ======    ======   ======

     License and service revenues -- six months ended December 31, 2001 and 2000. License revenues of $0.1 million and service revenues of $1.4 million for the six months ended December 31, 2001 arose from the database operations during July 2001 for the nine remaining countries in which our database operations were not terminated as part of the IBM Transaction until August 1, 2001 (the "Phase 2 countries"). For the corresponding six-month period ended December 31, 2000, license and service revenues for Informix Software were $149.7 million and $225.5 million, respectively.

     License revenues -- six months ended June 30, 2001 and 2000. License revenues decreased 21% to $149.2 million for the six months ended June 30, 2001 from $188.0 million for the same period in 2000. The decline was primarily a result of a decrease in license revenues from the traditional client-server products of the database business and also from a decrease in large enterprise transactions. These trends resulted from our being less successful in attracting significant new database customers and in securing additional business from our existing database customers. Our principal competitors in the database business, Oracle, IBM and Microsoft, were much larger, much better financed, and continued to invest substantially in their database businesses. Strategic partners in the database business (including the major enterprise software application providers) therefore promoted our competitors' products more than they promoted our database products. As a result, we were not successful in attracting significant new database customers. In addition, most of our database customers who had invested in our traditional client-server and tools products were in the process of replacing those products and purchasing newer products. Because of our competitive position described above, many of our database customers chose to purchase newer database products from our competitors. We also believe that the prevailing economic slowdown had led to a deferral by some existing customers and potential customers of their decisions to enter into large enterprise transactions. In addition, during the second quarter of 2001, we believe the impending closing of the IBM Transaction may have impaired our ability to close certain transactions.

     Service revenues -- six months ended June 30, 2001 and 2000. Service revenues for the six months ended June 30, 2001 decreased 15% to $206.7 million from $244.4 million for the same period in 2000. Service revenues accounted for 58% and 57% of total revenues during the first half of 2001 and 2000, respectively. The decrease in service revenues in 2001 was attributable primarily to a decline in consulting revenue in our database business. The increase in service revenues, as a percentage of total revenues in 2001, was attributable primarily to the decline in the license revenue of our database business. Maintenance revenues decreased 9% to $182.5 million for the six months ended June 30, 2001 from $199.8 million for the same period in 2000. The decrease in maintenance revenues in 2001 was attributable primarily to our inability to maintain maintenance revenue levels from our installed base in a climate of decreasing license revenues. Consulting and education revenues for the six months ended June 30, 2001 decreased 46% to $24.2 million from $44.6 for the same period in 2000. The decrease in consulting and education revenues in 2001 was primarily due to the decline in license revenues experienced during the first half of 2001, as consulting and education revenues are typically driven by engagements and projects associated with new license revenues.

     INFORMIX SOFTWARE -- REVENUES FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

     License revenues. License revenues for 2000 decreased 30% to $337.7 million from $483.9 million in 1999. The decrease in license revenues was due in large part to a significant decline in revenues from our traditional client-server and tools products (which we referred to as "Classic" products) and our Enterprise database servers. We believe that this decline was attributable to slower market demand for our Classic products in the post-Y2K environment and the inability of our sales and field marketing organizations to effectively market and sell our products due to a number of factors, including attrition and turnover in our sales and marketing organization, the announcement during the third quarter of 2000 of our corporate restructuring and reorganization, and delays encountered in integrating certain operations and products of Ardent Software, Inc. ("Ardent"), which we acquired in 2000, into our sales, product marketing and general operations.

     Service revenues. Service revenues decreased 1% to $469.9 million in 2000 from $473.1 million in 1999. Service revenues accounted for 58% and 49% of total revenues in 2000 and 1999, respectively. Maintenance revenues increased 9% to $392.4 million in 2000 from $361.3 million in 1999. The increase in maintenance revenues was attributable primarily to the renewal of maintenance contracts and our growing installed customer base. During 2000, consulting and education revenues decreased 31% to $77.5 million from $111.8 million primarily due to the 30% decline in license revenues experienced in 2000 as consulting and education revenues have historically been driven by engagements and projects associated with new license revenues.

  III.  COSTS AND EXPENSES -- ASCENTIAL SOFTWARE CORPORATION

     The following table compares the costs and expenses for Ascential Software Corporation (as the combined total of Informix Software and Ascential Software) for the six-month periods ended June 30, 2001 and 2000, respectively, together with the six-month periods ended December 31, 2001 and 2000, respectively, and the years ended December 31, 2001, 2000 and 1999, respectively (in millions):

                               SIX MONTHS ENDED    SIX MONTHS ENDED
                                   JUNE 30,          DECEMBER 31,       YEARS ENDED DECEMBER 31,
                               -----------------   -----------------   --------------------------
                                2001      2000      2001      2000      2001      2000      1999
                               -------   -------   -------   -------   ------   --------   ------
Cost of software.............  $ 25.8    $ 26.0    $  8.5    $ 24.4    $ 34.3   $   50.4   $ 50.1
Cost of services.............    85.5      96.8      22.0      87.8     107.5      184.6    208.0
Sales and marketing..........   164.1     206.8      43.1     195.8     207.2      402.6    370.7
Research and development.....    71.9      87.0      15.1      79.1      87.0      166.1    188.1
General and administrative...    54.6      45.9      27.0      54.1      81.6      100.0     89.4
Write-off of acquired
  research and development...      --        --       5.5        --       5.5         --      5.1
Merger, realignment and other
  charges....................     5.6      50.1      48.8      76.7      54.4      126.8     12.1
                               ------    ------    ------    ------    ------   --------   ------
Total costs and expenses.....  $407.5    $512.6    $170.0    $517.9    $577.5   $1,030.5   $923.5

 Costs and Expenses-Ascential (combined total of Informix Software and Ascential Software) -- six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999.

     Cost of software. Cost of software consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of previously capitalized software development costs, any write-offs of previously capitalized software and amortization of acquired developed technology. During the six months ended June 30, 2001, cost of software decreased 1% to $25.8 million from $26.0 million from the same period in 2000. The decrease in 2001 was primarily due to a decrease in capitalized software amortization as certain database products became fully amortized during 2000. This decrease was partially offset by an increase in third-party royalties associated with increased license revenue from certain Ascential product offerings.

     Cost of software distribution increased slightly to $50.4 million in the year ended December 31, 2000 from $50.1 million in the year ended December 31, 1999 despite a decrease in license revenues by 25% during 2000. This increase was primarily due to an increase in third-party royalties associated with increased license revenue from certain Ascential Software product offerings. This increase was partially offset by a decrease in capitalized software amortization as certain database products became fully amortized during 2000 and a decrease in manufacturing costs as we realized efficiencies due to the consolidation of our manufacturing operations.

     Cost of services. Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services decreased 12% to $85.5 million for the six months ended June 30, 2001 when compared to the corresponding period in 2000. Service margins remained fairly consistent at 64%-65% during the six-month periods ended June 30, 2001 and 2000. The absolute dollar decrease in cost of services in 2001 was primarily due to cost containment actions that included headcount reductions as a result of the strategic realignment in the second half of 2000.

     Cost of services decreased 11% to $184.6 million in the year ended December 31, 2000 from $208.0 million in the year ended December 31, 1999 and service margins increased to 65% in the year ended December 31, 2000 from 59% in the year ended December 31, 1999. The decrease in cost of services in absolute dollars and as a percentage of net service revenues is primarily due to cost containment actions that included headcount reductions as a result of the realignment and synergies realized from the Ardent acquisition. The increase in service margins experienced during 2000 was also due to the mix of service offerings, as there was a lower proportion of consulting and training revenue in 2000, which generate significantly lower margins than maintenance.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses decreased 21% to $164.1 million for the six months ended June 30, 2001 when compared to the same period in 2000. The decrease in 2001 was due primarily to a reduction in headcount and related overhead costs, as we have reduced our cost profile in line with the reduction in revenue that we are experiencing. This cost reduction resulted from the realignment activities that we undertook during the second half of 2000. The decrease was also attributable to a significant reduction in advertising expenditures compared to the corresponding period in 2000. Sales and marketing expense declined as a percentage of revenue to 39% as compared to 42% in the corresponding period in 2000.

     Sales and marketing expenses increased 9% to $402.6 million in the year ended December 31, 2000 from $370.7 million in the year ended December 31, 1999. The increase in 2000 was due primarily to increased marketing costs for advertising and marketing programs focused on promoting our Internet-based electronic commerce and business intelligence products and solutions.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the six-month periods ended June 30, 2001 were $71.9 million, or 17% of net revenues, compared to $87.0 million, or 18% of net revenues, for the corresponding period in 2000. As a percentage of net revenues, research and development expenses have remained fairly consistent at 17-18% due to the realization of cost containment efforts employed during 2001, which included headcount and overhead reductions resulting from the realignment in 2000.

     Research and development expenses decreased 12% to $166.1 million in the year ended December 31, 2000 from $188.1 million in the year ended December 31, 1999 but as a percentage of net revenues such expenses remained consistent at 18% for both 2000 and 1999 due to the realization of cost containment efforts employed during 2000, which included headcount reductions resulting from the realignment.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased 19% to $54.6 million for the six-month periods ended June 30, 2001 when compared to the same period in 2000. The increase in 2001 was caused by increased bad debt and litigation related expenses offset by a decrease in employee-related costs. Bad debt expense was $5.3 million during the six-month period ended June 30, 2001, as a result of increased reserves against defaults by technology start-up companies and other companies experiencing the downturn in the general economic environment and also as a result of the reserves required due to the discontinuation of our i.Sell product during the first quarter of 2001. Litigation related expenses increased to $6.9 million in the six-month period ended June 30, 2001 primarily as a result of the charge that was recognized during the period in connection with the tentative settlement of the actions filed against the Unidata operations in Asia. We assumed these obligations as part of the merger with Ardent. (See Note 12 of Notes to Consolidated Financial Statements). During the six-month period ended June 30, 2001, general and administrative expense increased as a percentage of revenue to 13% compared to 9% for the corresponding period in 2000.

     During the year ended December 31, 2000, general and administrative expenses increased $10.6 million to $100.0 million from $89.4 million in the year ended December 31, 1999. As a percentage of net revenues, general and administrative expenses were 11% and 9% in 2000 and 1999, respectively. The increase in general and administrative expenses experienced during 2000 was caused by increased bad debt and legal expenses offset by a decrease in employee-related costs. Bad debt expense increased approximately $7.1 million as a result of increased reserves against defaults by technology start-up companies, write-offs of certain receivables acquired in the merger with Ardent and reserves related to several Eastern European government entities where political changes made collection no longer probable. The increase in legal expenses was related primarily to a $4.3 million reserve with respect to the Unidata lawsuit and $3.0 million paid to Cincom Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

     As discussed above, we believe that the recording of the allowance for doubtful accounts is one of our critical accounting policies. The preparation of financial statements requires our management to assess the collectibility of our accounts receivables and make estimates of any allowances required in respect of doubtful accounts. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful.

     We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, we maintain an unallocated reserve for all invoices that are not specifically reserved. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

     Our accounts receivable balance was $38.3 million, net of allowance for doubtful accounts of $8.4 million as of December 31, 2001.

     Write-off of acquired research and development. In-process research and development represents the estimated fair value of incomplete technologies acquired by us for our own development efforts. The write-off of acquired research and development in connection with the Torrent acquisition in 2001 is discussed below (See Costs and Expenses -- Ascential Software: Write-off of acquired research and development.)

     In connection with Ardent's acquisition of Prism in April 1999, Ardent recorded a charge of approximately $5.1 million, or 6.9% of the $74.2 million in total consideration and liabilities assumed, for in-process research and development expense that had not yet reached technological feasibility and had no alternative future uses. Actual results to date have been consistent, in all material respects, with the assumptions used at the time of the Prism acquisition. The assumptions primarily consisted of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products had entered the market.

     Merger, realignment and other charges. During 2001, we recorded $54.4 million of merger, realignment and other charges. The following table summarizes the components of these charges, as separated between charges that relate to the ongoing Ascential Software business and those that relate to the database business sold in the IBM Transaction (in millions):

                                                             YEAR ENDED DECEMBER 31, 2001
                                                             ----------------------------
                                                             ASCENTIAL   DATABASE
                                                             SOFTWARE    BUSINESS   TOTAL
                                                             ---------   --------   -----
SEVERANCE AND EMPLOYMENT-RELATED COSTS
  Third quarter 2001 realignment...........................    $10.1      $  --     $10.1
  2000 Strategic realignment...............................       --        3.5       3.5
                                                               -----      -----     -----
  Total -- Severance and employment-related charges........     10.1        3.5      13.6
                                                               -----      -----     -----
FACILITIES AND EQUIPMENT COSTS
  IBM Transaction..........................................       --       35.3      35.3
  2000 Strategic realignment/Other.........................       --        2.1       2.1
                                                               -----      -----     -----
Total -- Facilities and Equipment charges..................       --       37.4      37.4
                                                               -----      -----     -----
  Write-off of abandoned technology........................      1.9         --       1.9
  Costs to exit database commitments.......................       --        1.0       1.0
  Professional fees and other..............................       --        0.5       0.5
                                                               -----      -----     -----
Total -- merger, realignment and other charges.............     12.0       42.4      54.4
                                                               -----      -----     -----

     The merger, realignment and other charges recorded during 2001 are described below. See Note 14 of Notes to Consolidated Financial Statements for further discussion of these items.

  Merger, realignment and other charges -- year ended December 31, 2001

     We have identified the recording of charges related to the IBM Transaction and our Merger, realignment and other activities as one of our critical accounting policies. Management's judgment and estimates are required in determining the amount and classification of these charges.

     We have recorded charges for facilities costs related to our Merger, realignment and other activities in accordance with Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These facilities costs relate to residual lease obligations and restoration costs for facilities that we have permanently vacated or planned to permanently vacate at December 31, 2001.

     We have recorded charges for severance and employment-related costs related to the IBM Transaction or our Merger, realignment and other activities in accordance with either EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) or Statement of Financial Accounting Standards ("SFAS") No. 112, Employers' Accounting for Post-employment Benefits. We do not accrue for severance costs related to future terminations or a reduction-in-force that are recognized in accordance with SFAS No. 112 because the costs are not estimable.

  Ascential Software

     During the third quarter of 2001, we approved plans to realign the business operations of Ascential Software. This included a worldwide workforce reduction, which was initiated in the third quarter of 2001, of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result of this reduction in workforce, we recorded $10.1 million of charges for severance and employment related costs during 2001.

     The $1.9 million charge for the write-off of abandoned technology relates to the iDecide product, which was discontinued as a result of the sale of the database business.

  Database business

     In connection with the IBM Transaction (See Note 14 of Notes to Consolidated Financial Statements), we recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities of the database business that were not required by either IBM or the Ascential business operations. This charge is comprised of a charge for the residual lease obligations and restoration costs and a write-off related to leasehold improvements and other fixed assets at these abandoned facilities.

     As a result of the 2000 strategic realignment and prior merger and realignment activities, we also recorded charges of $3.5 million for severance and employment related costs, $2.1 million for facilities and equipment costs, $1.0 million to complete the exit from a commitment related to the database business and $0.5 million for ongoing professional fees related to the 2000 realignment.

  Merger, realignment and other charges -- years ended December 31, 2000 and
1999

     During the six-month period ended December 31, 2000, we recorded a charge of $76.8 million principally to account for the actions undertaken to realign our operational structure into two separate companies and to refine our product strategy. Included in this charge was $40.9 million for severance and employment related costs, $32.0 million for the write-off of goodwill and intangible assets, $7.5 million for the closure of facilities and equipment costs, $4.0 million for costs to exit various commitments and programs, $2.5 million of miscellaneous other charges and a credit of approximately $10.1 million for adjustments recorded in order to reduce previously accrued merger and restructuring charges primarily for a decrease in estimated facility costs related to the merger with Ardent. See Note 14 to the Consolidated Financial Statements.

     During the quarter ended March 31, 2000, we recorded a charge of $50.0 million associated with the acquisition of Ardent. Of this amount, approximately $10.1 million related to integration and transition costs incurred during the quarter ended March 31, 2000. Also included in the $50.0 million was approximately $39.9 million of accrued merger and restructuring costs which consisted of the following components: $14.5 million for financial advisor, legal and accounting fees related to the merger; $13.0 million for severance and employment related costs; $8.9 million for the closure of facilities and equipment costs and $3.5 million for the write-off of redundant technology and other duplicate costs.

     During the quarter ended December 31, 1999, we recorded a charge of $2.8 million associated with the acquisition of Cloudscape. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies; including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets.

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

     As discussed above and in Note 14 of Notes to Consolidated Financial Statements, we have recorded significant charges in connection with our abandonment of certain operating leases as a result of the IBM Transaction and our merger and realignment activities. At December 31, 2001, the $35.1 million of accrued merger, realignment and other charges included $28.0 million in respect of estimated residual lease obligations and restoration costs for abandoned facilities. The accrued residual lease obligations include remaining lease liabilities (which are included as commitments under non-cancelable operating leases in Note 8 of Notes to Consolidated Financial Statements) and brokerage fees, offset by estimated sublease income. These accrued charges contain significant estimates related to sublease costs and income and to our ultimate restoration obligations for abandoned facilities. We prepare these estimates with assistance from a commercial real estate broker, which we retain on an ongoing basis. These estimates are based on assumptions regarding the period required to locate and contract with suitable sub-lessees, the sublease rates that can be achieved and the extent of any expected restoration required for abandoned properties. These estimates are based on market information supplied by the broker's local offices, which have specific knowledge of the local commercial real estate market and the condition of the properties.

     The estimates are updated by the broker and reviewed by management each quarter. To the extent that the underlying assumptions change due to changes in the market, the ultimate charges for these abandoned facilities could vary by material amounts.

  Costs and Expenses Ascential Software Corporation (Combined total of Informix Software and Ascential Software) -- six months ended December 31, 2001 and 2000

     The following table presents the costs and expenses of Ascential Software, Informix Software and Ascential Software Corporation for the six months ended December 31, 2001 and of Ascential Software Corporation for the six months ended December 31, 2000 (in millions):

                                                           SIX MONTHS ENDED
                                      ----------------------------------------------------------
                                                DECEMBER 31, 2001              DECEMBER 31, 2000
                                      --------------------------------------   -----------------
                                                                  ASCENTIAL        ASCENTIAL
                                      ASCENTIAL     INFORMIX      SOFTWARE         SOFTWARE
                                      SOFTWARE      SOFTWARE     CORPORATION      CORPORATION
                                      ---------   ------------   -----------   -----------------
Cost of software....................   $  7.7        $ 0.8         $  8.5           $ 24.4
Cost of services....................     20.9          1.1           22.0             87.8
Sales and marketing.................     41.1          2.0           43.1            195.8
Research and development............     14.6          0.5           15.1             79.1
General and administrative..........     16.9         10.1           27.0             54.1
Write-off of acquired research and
  development.......................      5.5           --            5.5               --
Merger, realignment and other
  charges...........................     12.0         36.8           48.8             76.7
                                       ------        -----         ------           ------
Total costs and expenses............   $118.7        $51.3         $170.0           $517.9
                                       ------        -----         ------           ------

     As described above, our analysis of costs and expenses is presented on a combined basis for the two operating businesses for 2000. The costs and expenses for Ascential Software for the six months ended December 31, 2001 are discussed below. See Results of Operations -- Ascential Software.

     The costs and expenses for Informix Software for the six months ended December 31, 2001, consist primarily of expenses resulting from the database operations in nine countries where the IBM Transaction did not close until August 1, 2001 and transitional database costs that are not expected to recur. The $10.1 million of general and administrative expenses for the six months ended December 31, 2001 consisted primarily of: (1) a $4.8 million charge recorded in respect of the actions filed with respect to the Unidata operations in Asia (See Note 12 of Notes to Consolidated Financial Statements) and (2) $3.2 million of salary and related costs for transitional employees and executives of the database business that did not join IBM subsequent to the IBM Transaction. The $36.8 million of merger, realignment and other charges recorded for Informix Software during the six months ended December 31, 2001 consists primarily of the $35.3 million charge for facilities and equipment costs related to facilities that we no longer occupy as a result of the IBM Transaction (See Note 13 of Notes to Consolidated Financial Statements).

  IV.  RESULTS OF OPERATIONS -- ASCENTIAL SOFTWARE

     As discussed above, our discussion and analysis of costs and expenses for Ascential Software is based on a comparison of the results for the quarters ended December 31, 2001, and September 30, 2001, respectively.

     The following table and discussion compares the results of operations of Ascential Software for the three months ended December 31, 2001 and September 30, 2001, respectively and the six months ended December 31, 2001.

                               ASCENTIAL SOFTWARE
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         SIX MONTHS
                                                              THREE MONTHS ENDED           ENDED
                                                         ----------------------------   ------------
                                                         DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                                             2001           2001            2001
                                                         ------------   -------------   ------------
                                                                        (IN MILLIONS)
                                                         -------------------------------------------
NET REVENUES
  Licenses............................................        14.3           12.9            27.2
  Services............................................        12.9           14.1            27.0
                                                            ------         ------          ------
Total revenues........................................      $ 27.2         $ 27.0          $ 54.2
COSTS AND EXPENSES
  Cost of software....................................      $  4.2         $  3.5          $  7.7
  Cost of services....................................         9.6           11.3            20.9
  Sales and marketing.................................        19.8           21.3            41.1
  Research and development............................         7.2            7.4            14.6
  General and administrative..........................         6.2           10.7            16.9
  Write-off of acquired research and development......         5.5             --             5.5
  Merger, realignment and other charges...............         5.2            6.8            12.0
                                                            ------         ------          ------
Total costs and expenses..............................      $ 57.7         $ 61.0          $118.7
Operating loss *......................................      $(30.5)        $(34.0)         $(64.5)

---------------

* Operating loss includes amortization of goodwill and purchased intangibles of $1.6 million and $1.5 million for the quarters ended December 31, 2001 and September 30, 2001, respectively.

  Costs and Expenses -- Ascential Software

     Cost of software. During the quarter ended December 31, 2001, cost of software increased 20% to $4.2 million from $3.5 million from the quarter ended September 30, 2001. Cost of software consists primarily of amortization of previously capitalized software, which increased $0.3 million, and third-party royalties, which increased due to higher license revenue levels.

     Cost of services. The cost of services decreased 15% to $9.6 million for the quarter ended December 31, 2001, from $11.3 million for the quarter ended September 30, 2001. Service margins increased to 26% during the quarter ended December 30, 2001 from 20% during the quarter ended September 30, 2001. Cost of services decreased during the quarter ended December 31, 2001 as we adjusted our delivery capacity to meet lower demand levels. Service margins increased in the quarter ended December 31, 2001 as delivery capacity/revenue levels were more aligned than in the quarter ended September 30, 2001.

     Sales and marketing expenses. Sales and marketing expenses decreased 7% to $19.8 million for the quarter ended December 31, 2001, from $21.3 million for the quarter ended September 30, 2001. The decrease was driven by the full impact of a reduction in force to reduce headcount during the quarter ended September 30, 2001.

     Research and development expenses. Research and development expenses decreased 3% to $7.2 million for the quarter ended December 31, 2001 from $7.4 million for the quarter ended September 30, 2001 as we completed our efforts to consolidate and reduce facilities and headcount in order to streamline and focus on our research and development effort to our core strategy and products.

     General and administrative expenses. General and administrative expenses decreased by $4.5 million to $6.2 million for the quarter ended December 31, 2001 from $10.7 million for the quarter ended September 30, 2001. The decrease resulted primarily from a $3.7 million reduction in bad debt expense recorded in the quarter ended December 31, 2001 compared to the amount recorded during the quarter ended September 30, 2001.

     Write-off of acquired research and development. In connection with the Torrent acquisition in November 2001, we recorded a charge of $5.5 million, or 10.9% of the $50.7 million in total consideration and liabilities assumed, for in-process research and development costs ("IPRD"). The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

     At the acquisition date, Torrent's major in-process project was to add a new graphical user interface as well as additional features and functionality to an existing product. This technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

     At the date of the acquisition, management estimated that completion of the project would be accomplished by the end of February 2002. The initial development effort commenced in January 2001. At the acquisition date, IPRD was approximately 50% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, the Company expected to invest another $1.3 million of development costs in this product. The Company currently expects to complete the project in mid-2002 and does not expect a significant change in the estimated completion costs.

     The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was 35%, a premium over the estimated weighted-average cost of capital of 26%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology. See Note 11 of Notes to Consolidated Financial Statements.

     Merger, realignment and other charges. Merger, realignment and other charges for Ascential Software for the three months ended December 31, 2001 and September 30, 2001, respectively are discussed above -- see Costs and Expenses -- Ascential Software Corporation.

  V.  OTHER INCOME (EXPENSE) -- ASCENTIAL SOFTWARE CORPORATION

     Interest income -- years ended December 31, 2001, 2000 and 1999. Interest income increased to $24.1 million in 2001 and increased to $14.3 million in 2000 from $12.4 million in 1999. The increase in 2001, when compared to 2000, was due to an increase in the average interest-bearing cash and short-term investment balances as a result of the proceeds received from the IBM Transaction. The increase in 2000, when compared to 1999, was due in part to the increase in interest rates experienced during 2000 as well as an increase in the average interest-bearing cash and short-term investment balances held during 2000 when compared to 1999.

     Interest expense -- years ended December 31, 2001, 2000 and 1999. Interest expense decreased to $0.2 million for 2001 and decreased to $0.5 million for 2000 from $4.5 million in 1999. The decrease in 2001, when compared to 2000, was due primarily to a decrease in interest charges on capital lease payments. The decrease in 2000, when compared to 1999, was due to a decline in the interest charges related to the line of credit which was terminated effective December 31, 1999, a decrease in the financing of customer accounts receivable, and a decrease in interest charges on capital lease payments.

     Impairment of long-term investments -- years ended December 31, 2001, 2000 and 1999. We assess the valuation of our strategic equity investments on a quarterly basis to determine whether there has been a decline in the carrying amount of the investment that is other-than-temporary. We have established criteria that we use in determining the following: (1) whether the value of an investment has declined below it's adjusted cost; (2) whether the decline in value of an investment below it's adjusted cost is other-than-temporary; and (3) the amount of any realized loss that should be recorded. As a result of our periodic assessments, we realized a loss of $10.2 million during 2001 for declines in value that were considered other-than-temporary. There were no corresponding losses recorded in 2000 or 1999.

     As of December 31, 2001, the remaining book value of long-term investments was approximately $1.8 million, after certain asset disposals and impairment write-downs during 2001. Due to the rapid changes occurring in the business sectors in which our strategic investments operate, additional impairment charges are possible in the future.

     Litigation settlement expense -- years ended December 31, 2001, 2000 and 1999. During 1999, we recorded a charge of $97.0 million in connection with our entering into a memorandum of understanding regarding the settlement of the private securities and related litigation against us. The charge consisted of $3.2 million in cash and $91.0 million in common stock for settlement expenses plus approximately $2.8 million in legal fees required to obtain and complete the settlement. The charge excludes approximately $13.8 million of insurance proceeds, which, according to the terms of the memorandum of understanding, were contributed directly by our insurance carriers. There were no corresponding charges in 2001 or 2000.

     Other, net -- years ended December 31, 2001, 2000 and 1999. Other, net decreased to a net other expense of $1.0 million for 2001 from a net other income of $5.0 million in 2000. For 2001, other expense included approximately $4.5 million of net foreign currency transaction losses offset primarily by $1.6 million of excess rent on subleased facilities, a gain of approximately $0.8 million on cash surrender value of life insurance policies and $0.4 million of net realized gains on the sale of a long-term investment. Other income increased to $5.0 million for 2000 from 2.6 million for 1999. For 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately $1.3 million of VAT refunds received in China. For 1999, other income included approximately $3.7 million of net realized gains on the sale of long-term investments offset by a downward adjustment of $0.5 million to the carrying value of certain investments and approximately $0.3 million of net foreign currency transaction losses.

  VI.  INCOME TAXES -- ASCENTIAL SOFTWARE CORPORATION

     Income tax expense was $157.4 million, $16.0 million and $32.0 million for 2001, 2000 and 1999, respectively. Income tax expense in 2001 was primarily attributable to taxable gains in the United States and foreign jurisdictions resulting from the gain from the IBM Transaction. The income tax expense on the gain resulting from the IBM Transaction is calculated after the utilization of net operating loss carry forwards that were previously fully reserved. Income tax expense in 2000 and 1999 resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

                    QUARTERLY OPERATING RESULTS (UNAUDITED)

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 2001
  Net revenues...........................    $217,057         $208,598        $ 28,505         $ 27,172
  Gross profit...........................     162,262          152,009          11,851           13,402
  Net income (loss)......................      14,049           (9,279)        645,663          (25,485)
                                             --------         --------        --------         --------
  Net income (loss) applicable to common
     stockholders........................    $ 14,049         $ (9,279)       $645,663         $(25,485)
                                             ========         ========        ========         ========
  Net income (loss) per common share:
     Basic...............................    $   0.05         $  (0.03)       $   2.32         $   (.10)
                                             ========         ========        ========         ========
     Diluted.............................    $   0.05         $  (0.03)       $   2.26         $   (.10)
                                             ========         ========        ========         ========

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 2000
  Net revenues...........................    $250,884         $240,494        $211,105         $226,836
  Gross profit...........................     189,567          178,964         151,616          174,169
  Net income (loss)......................     (22,983)           5,018         (80,627)             277
  Preferred stock dividend...............         (87)             (89)            (15)              --
                                             --------         --------        --------         --------
  Net income (loss) applicable to common
     stockholders........................    $(23,070)        $  4,929        $(80,642)        $    277
                                             ========         ========        ========         ========
  Net income (loss) per common share:
     Basic...............................    $  (0.08)        $   0.02        $  (0.28)        $   0.00
                                             ========         ========        ========         ========
     Diluted.............................    $  (0.08)        $   0.02        $  (0.28)        $   0.00
                                             ========         ========        ========         ========

     During the closing for the quarter ended December 31, 2001, the Company discovered errors in previously reported net income for the three-month period ended September 30, 2001. The errors relate to: (1) $1.2 million of tangible assets that IBM purchased that were included on the Company's balance sheet at September 30, 2001 and that were identified and transferred to IBM during the fourth quarter of 2001; and (2) $4.5 million of additional obligations relating to facilities that the Company has either permanently exited or has plans to permanently exit resulting from the IBM Transaction. As a result, previously reported net income, and basic and diluted earnings per share of $651.4 million, $2.34 and $2.28, respectively, for the quarter ended September 30, 2001 have been restated to $645.7 million, $2.32 and $2.26, respectively.

     In addition, in the 2001 year-end financial statements, the Company reclassified $21.4 million of facilities and equipment costs related to the IBM Transaction from the Gain on sale of database business line item to the Merger, realignment and other charges line item. (See Note 14 to Notes to Consolidated Financial Statements).

  Liquidity and Capital Resources -- Ascential Software Corporation

     Our cash, cash equivalents and short-term investments totaled $758.6 million at December 31, 2001. The increase of $541.6 million from $217.0 million at December 31, 2000, was primarily the result of $888.4 million in proceeds received from the IBM Transaction (See Note 13 of Notes to Consolidated Financial Statements) offset by stock repurchases of $143.0 million, income tax payments of $67.6 million, the purchase of Torrent for $44.1 million and a cash payment of $26.2 million in connection with the settlement of our private securities litigation (See Note 12 of Notes to Consolidated Financial Statements).

     We will continue to invest in research and development activities as well as sales and marketing and product support for the Ascential Software business. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During 2001, capital expenditures totaled $17.7 million.

     As of December 31, 2001, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that the proceeds from the IBM Transaction, together with our current cash, cash equivalents and short-term investments balances and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to fund the remaining portion of the announced $350 million stock repurchase program and any strategic acquisitions that we may undertake, including the Vality acquisition, which is expected to close in April 2002, subject to approval of Vality shareholders and other customary closing conditions.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent or less from levels at December 31, 2001 and 2000, the fair value of the portfolio would decline by approximately $1.3 million. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

     Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have had a $0.1 million and $0.4 million impact on the value of these securities in 2001 and 2000, respectively.

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

     The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at December 31, 2001 and the forward rate. All contracts mature within twelve months.

  Forward Contracts

                                                                    WEIGHTED AVERAGE
                                                   ---------------------------------------------------
AT DECEMBER 31, 2001                               CONTRACT AMOUNT    CONTRACT RATE       FAIR VALUE
--------------------                               ---------------   ----------------   --------------
                                                   (IN THOUSANDS)                       (IN THOUSANDS)
Forward currency to be sold under contract:
  Australian Dollar..............................      $ 6,699              1.99            $ (60)
  New Taiwan Dollar..............................        4,790             35.53              (52)
  Thailand Bhat..................................        2,971             44.95              (45)
  Korean Won.....................................        2,913           1356.00              (59)
  Swiss Franc....................................        2,478              1.68               (3)
  Singapore Dollar...............................        2,319              1.85               --
  South African Rand.............................        2,093             12.15              (66)
  Japanese Yen...................................        1,343            131.05                4
  Norwegian Kroners..............................        1,198              9.16              (20)
  Other (individually less than $1 million)......        1,074                 *              (14)
                                                       -------                              -----
Total............................................      $27,878                              $(315)
                                                       =======                              =====
Forward currency to be purchased under contract:
  British Pound..................................      $20,488              0.69            $  79
  Euro...........................................        2,428              1.13                9
  Other (individually less than $1 million)......          653                 *                5
                                                       =======                              =====
Total............................................      $23,569                              $  93
                                                       =======                              =====
Grand Total......................................      $51,447                              $(222)
                                                       =======                              =====

---------------

* Not material

  Recent Accounting Pronouncements

     See Note 1 of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following occur, our financial condition and operating results could be materially adversely affected.

                      RISKS RELATED TO THE IBM TRANSACTION

BECAUSE OF THE IBM TRANSACTION, WE HAVE A NARROWER FOCUS OF BUSINESS AND HAVE LOST A SUBSTANTIAL PORTION OF OUR HISTORICAL LICENSE AND SERVICE REVENUE.

     Our future financial results could be materially adversely affected as a result of our losing a substantial portion of our historical license and service revenue in the IBM Transaction. Historically, the license and service revenue attributable to our data integration product family has represented a relatively small portion of our total revenue. But beginning with the third quarter of 2001, substantially all of our revenue has and will continue to be generated solely from our data integration product offerings. Moreover, we have lost the benefit of any future revenue growth that could have been generated by our continued operation of the database business. In addition, we cannot ensure that the future revenue from our data integration product offerings will equal or exceed the historical revenue generated by the database business that we have sold to IBM.

THE IBM TRANSACTION EXPOSES US TO POTENTIAL CONTINGENT LIABILITIES AND WE RETAIN SOME PRE-CLOSING LIABILITIES OF THE DATABASE BUSINESS.

     As part of the IBM Transaction, we agreed to indemnify IBM for certain representations and warranties that we have made under the terms of the IBM Transaction agreements. Indemnification claims by IBM, should they be made, could materially adversely affect our financial results. In addition, IBM assumed only certain current liabilities of the database business at closing. As a result, we continue to be responsible for some liabilities of the database business, particularly contractual obligations that were not assumed by IBM.

     In addition, as a result of the IBM Transaction, we have permanently abandoned certain facilities used by the database business. As at December 31, 2001, we have a reserve of approximately $25 million for estimated residual obligations and restoration costs under the leases covering those database facilities that we no longer occupy. Those estimates are based in part on assumptions regarding the real estate markets in which the facilities are located. If those assumptions are incorrect, our actual future obligations may be significantly different than the reserve we have established. If the actual costs are significantly higher than our estimates, our financial results could be materially adversely affected.

AS A RESULT OF THE IBM TRANSACTION, WE LOST, AND WILL HAVE TO REPLACE, MUCH OF OUR INFRASTRUCTURE.

     As part of the IBM transaction, we sold to IBM, and therefore will have to replace, significant portions of our infrastructure, including financial and other business processes, product and services order administration, and information technology. Also as part of the sale to IBM, we entered into agreements with IBM to provide and purchase some of these services for a transitional period not to exceed 18 months. During the six months ended December 31, 2001, we provided to IBM and purchased from IBM transitional services amounting to $2.6 million and $4.1 million, respectively. We expect the level of these services that we provide and purchase to decline significantly during the first half of 2002. If the transitional services agreements with IBM do not provide us with the services that we expect in the future, or if we are not able to establish our own infrastructure prior to the expiration of the transitional services agreements, our operations, and potentially our financial results, might be adversely affected. In addition, we anticipate that there will be substantial costs associated with establishing our own infrastructure.

                    RISKS RELATED TO OUR BUSINESS OPERATIONS

IF WE DO NOT USE EFFECTIVELY THE PROCEEDS OF THE SALE OF THE DATABASE BUSINESS OPERATIONS, OUR FINANCIAL RESULTS COULD SUFFER AND THE VALUE OF OUR COMMON STOCK COULD DECLINE.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds of the sale of our database business operations to IBM. At December 31, 2001, as a result of the IBM Transaction and our continuing operations, we held approximately $759 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that continuing to repurchase shares of our common stock will increase stockholder value. In addition, we cannot ensure that spending the proceeds on strategic acquisitions, if any, will result in an increase in our revenues.

IF WE ARE UNABLE TO INCREASE REVENUE FROM, AND EXPAND THE MARKET SHARE OF, OUR CORE DATA INTEGRATION PRODUCT, OUR FINANCIAL RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     If we do not increase sales of our DataStage product, our financial results will be materially adversely affected. In addition to the loss of revenue resulting from our sale of the database business, we have discontinued one product (i.Sell) and announced our intention to divest the intellectual property related to a second product (Media360). We derived approximately 16% of our non-database license revenue from these two products during 2001. As a result, our revenue is derived almost entirely from our core data integration product, DataStage. In order to increase revenues and grow our business, we must be able to increase sales of DataStage and our share of the information asset management market. We cannot ensure that our current customers will continue to purchase our DataStage product offering and related services and that new customers will choose DataStage over our competitors' product offerings.

IF THE INFORMATION ASSET MANAGEMENT MARKET DECLINES OR DOES NOT GROW, WE MAY SELL FEWER PRODUCTS AND SERVICES AND OUR BUSINESS MAY BE UNABLE TO SUSTAIN ITS CURRENT LEVEL OF OPERATIONS.

     If the growth rates for the information asset management market decline for any reason, there will be a decrease in demand for our products and services, which would have a material adverse effect on our financial results. We have invested substantial resources in developing data integration products and services to compete in this market. The market for these products and services is evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Declining demand for our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth.

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

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the information asset management business include Acta, ETI, Informatica, Hummingbird and Sagent. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements.

COMPETITION MAY AFFECT THE PRICING OF OUR PRODUCTS OR SERVICES, AND CHANGES IN PRODUCT MIX MAY OCCUR, EITHER OF WHICH MAY REDUCE OUR PROFIT MARGINS.

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

OUR FINANCIAL RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS THAT COULD RESULT IN OUR FAILING TO ACHIEVE ANTICIPATED FINANCIAL RESULTS.

     Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section, many of which are beyond our control. In particular, if a large number of the orders that are typically booked at the end of a quarter are not booked, our net income for that quarter could be substantially reduced. In addition, the failure to meet market expectations could cause a sharp drop in our stock price. These and any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. These factors include:

     - Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the information asset management business,

     - The size, timing and contractual terms of large orders for our software products and services,

     - Possible delays in or failure to recognize revenue as the result of our revenue recognition process,

     - The budgeting cycles of our customers and potential customers,

     - The reaction of our customers and potential customers to the IBM Transaction,

     - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business,

     - Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors,

     - Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services,

     - Changes in the mix of revenues attributable to domestic and international sales and

     - Seasonal buying patterns which tend to peak in the fourth quarter.

OUR COMMON STOCK HAS BEEN AND LIKELY WILL CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS THAT MAY PREVENT STOCKHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICES AT WHICH THEY PURCHASED THEIR SHARES.

     Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares at or above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies' businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly for a number of reasons, including:

     - Market uncertainty about our business prospects as a result of the IBM Transaction,

     - Market uncertainty about our business prospects or the prospects for the information asset management business market,

     - Revenues or results of operations that do not meet or exceed analysts' and investors' expectations,

     - The introduction of new products or product enhancements by us or our competitors,

     - General business conditions in the software industry, the technology sector, or in the domestic or international economies and

     - Uncertainty and economic instability resulting from terrorist acts and other acts of violence or war.

OUR FINANCIAL SUCCESS DEPENDS UPON OUR ABILITY TO MAINTAIN AND LEVERAGE RELATIONSHIPS WITH STRATEGIC PARTNERS.

     We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. Our ability to increase the sales of our products and our future success depends in part upon maintaining and increasing relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators, resellers and distributors in the United States and abroad. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products. If our strategic partners do not devote adequate resources for implementation of our products and services, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships.

WE MAY NOT BE ABLE TO RETAIN OUR KEY PERSONNEL AND ATTRACT AND RETAIN THE NEW PERSONNEL NECESSARY TO GROW OUR BUSINESSES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS, SUPPORT OUR BUSINESS OPERATIONS AND GROW OUR BUSINESSES.

     The competition for experienced, well-qualified personnel in the software industry is intense. Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees. If we fail to retain, attract and motivate key employees, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

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

     Our sales of software products and services have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our quarter ended December 31 are typically higher relative to other quarters because many customers make purchase decisions based on their calendar year-end budgeting requirements and because we measure our sales incentive plans for sales personnel on a calendar year basis.

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

     International sales represent approximately 40% to 50% of our total revenue. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

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

     - Longer payment cycles,

     - Fluctuations in currency exchange rates,

     - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

     - Uncertainties relative to regional, political and economic circumstances,

     - Recessionary environments in domestic or foreign economies and

     - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries, and other changes in applicable foreign laws.

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

     Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We also have entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event the company enters bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

     - Competitors may independently develop similar or superior technology,

     - Policing unauthorized use of software is difficult,

     - The laws of some foreign countries do not protect proprietary rights in software to the same extent as do the laws of the United States,

     - "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions and

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

OUR INABILITY TO RELY ON THE STATUTORY "SAFE HARBOR" AS A RESULT OF THE SETTLEMENT OF THE SECURITIES AND EXCHANGE COMMISSION INVESTIGATION COULD HARM OUR BUSINESS.

     Effective January 11, 2000, the Securities and Exchange Commission, (the "SEC") and we entered into a settlement of the investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

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

PROVISIONS IN OUR CHARTER DOCUMENTS MAY DISCOURAGE POTENTIAL ACQUISITION BIDS AND PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR. THIS COULD ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. The provisions include:

     - Elimination of the right of stockholders to act without holding a meeting,

     - Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings and

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

PROVISIONS IN OUR CHARTER DOCUMENTS WITH RESPECT TO UNDESIGNATED PREFERRED STOCK MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR ASCENTIAL.

     Our board of directors is authorized to issue up to approximately four million shares of undesignated preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by its stockholders. However, the issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock and the voting and other rights of the holders of our common stock may be adversely affected. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting controls to others.

DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT THAT OUR STOCKHOLDERS MAY FAVOR.

     We are incorporated in Delaware and are subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including us, whose securities are listed for trading on the NASDAQ National Market, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" would include, among other things, a merger or consolidation involving us and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may "opt out" of the anti-takeover provisions. We have not and do not intend to "opt out" of these anti-takeover provisions of Delaware law.

OUR CURRENT STRATEGY CONTEMPLATES FUTURE ACQUISITIONS, WHICH WILL REQUIRE US TO INCUR SUBSTANTIAL COST AND POTENTIAL BENEFITS FOR WHICH WE MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

     Our business strategy contemplates future acquisitions of complementary companies or technologies. We cannot ensure that we will be able to implement our growth strategy, or that this strategy will ultimately be successful. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results.

     Achieving the benefits of any acquisitions will depend in part on our ability to integrate those businesses with our business in an efficient manner. Our consolidation of operations following any acquisition may require significant attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for any acquired business. We cannot ensure that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

     On November 28, 2001, we completed the acquisition of Torrent. We consummated the transaction with the expectation that it will result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Achieving the benefits of the acquisition will depend, in part, on the continued integration of our technology, operations and personnel in an efficient manner so as to minimize the risk that the acquisition will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that we will be successful. In addition, we cannot assure you that our business will achieve revenues, efficiencies or synergies or that the acquisition will result in increased earnings for the combined company in any future period.

     On March 12, 2002, we announced the signing of a definitive agreement to acquire Vality. The transaction is expected to close in April 2002, subject to approval of Vality shareholders and customary closing conditions. We cannot assure you that this acquisition will close or that it will achieve any of the intended benefits. In addition, we cannot assure you that we will be able to successfully integrate the technology, operations and personnel of Vality into our business in a timely and efficient manner, or that the diversion of our management's time and attention will not impair our future results.

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

     Terrorist attacks may negatively disrupt and negatively impact our operations. We are unable to predict whether there will be future terrorist attacks against the United States or United States businesses, or against other countries or businesses located in those countries. These attacks may directly impact our physical facilities and those of our suppliers or customers. Furthermore, these attacks may make the travel of our employees more difficult and expensive and ultimately may affect our sales.

     Also, as a result of terrorism, the United States may enter into an armed conflict that could have a further impact on our sales and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business generated in those regions. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 of this Form 10-K is incorporated herein by reference to our definitive proxy statement. Certain information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated herein by reference to our definitive proxy statement under the section captioned "Executive Compensation." The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our definitive proxy statement is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated herein by reference to our definitive proxy statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated herein by reference to our definitive proxy statement under the section captioned "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following are filed as a part of this Annual Report and included in
Item 8:

          (a) 1.  FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors--KPMG LLP....................    F-2
Report of Independent Auditors--Deloitte & Touche LLP.......    F-3
Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Consolidated Statements of Stockholders' Equity.............    F-8
Notes to Consolidated Financial Statements..................   F-11

          (a) 2.  FINANCIAL STATEMENT SCHEDULE

Schedule II--Valuation and Qualifying Accounts..............    S-1

          (a) 3.  EXHIBITS

 EXHIBIT
   NO.                             EXHIBIT TITLE
 -------                           -------------
 3.1(1)     Restated Certificate of Incorporation of the Registrant
 3.2(1)     Restated Bylaws of the Registrant
 3.3(3)     Certificate of Designation of Series B Convertible Preferred
            Stock
 4.1(4)     First Amended and Restated Rights Agreement, dated as of
            August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as
            Exhibit A
 4.2(4)     Amendment, dated as of November 17, 1997, to the First
            Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
10.1(2)     Form of Change of Control Agreement
10.2(5)     Form of Amended Indemnity Agreement
10.3(6)     1989 Outside Directors Stock Option Plan
10.4(11)    Amendment to the 1989 Outside Directors Stock Option Plan
10.5(2)     Form of Nonqualified Stock Option Agreement under the
            Registrant's 1989 Outside Director's Stock Option Plan
10.6(7)     1986 Stock Option Plan, as amended
10.7(8)     1994 Stock Option and Award Plan
10.8(11)    Form of Stock Option Agreement and Performance Award
            Agreement under the Registrant's 1994 Stock Option and Award
            Plan
10.9(8)     Form of Nonqualified Stock Option Agreement under the
            Registrant's 1994 Stock Option Plan
10.10(9)    1997 Employee Stock Purchase Plan
10.11(2)    Enrollment/Change Form under the Registrant's 1997 Employee
            Stock Purchase Plan
10.12(3)    Securities Purchase Agreement, dated as of November 17,
            1997, between the Company and the purchasers listed therein
10.13(3)    Registration Rights Agreement, dated as of November 17,
            1997, between the Company and the purchasers listed therein
10.14(11)   1997 Non-Statutory Stock Option Plan and form of Stock
            Option Agreement thereunder
10.15(11)   Offer of Employment Letter, dated January 19, 1998, from the
            Registrant to Gary Lloyd
10.16(10)   1998 Non-Statutory Stock Option Plan, as amended

 EXHIBIT
   NO.                             EXHIBIT TITLE
 -------                           -------------
10.17(12)   Informix Corporation Change of Control and Severance
            Agreement, dated December 15, 1999, between the Registrant and Gary Lloyd
10.18(13)   Employment Agreement, dated February 3, 2000, between the
            Registrant and James Foy
10.19(13)   Part-Time Employment and Transition Agreement between the
            Registrant and Peter Gyenes
10.20(14)   Offer of Employment Letter, dated July 31, 2000, between the
            Registrant and Peter Gyenes
10.21(14)   Informix Corporation Change of Control and Severance
            Agreement, effective August 28, 2000, between the Registrant and Peter Gyenes
10.22(14)   Informix Corporation Change of Control and Severance
            Agreement, effective October 3, 2000, between the Registrant and Jamie Arnold
10.23(14)   Indemnity Agreement, dated September 14, 2000, between the
            Registrant and Peter Gyenes
10.24(14)   Indemnity Agreement, dated October 3, 2000, between the
            Registrant and Jamie Arnold
10.25(15)   Settlement Agreement, effective January 11, 2000, between
            the Registrant and the Securities and Exchange Commission
10.26(1)    Indemnity Agreement, dated August 20, 2001, between
            Registrant and Scott Semel
10.27(1)    Indemnity Agreement, dated June 21, 2001, between Registrant and Robert McBride
10.28(1)    Indemnity Agreement, dated October 22, 2001, between
            Registrant and John J. Gavin, Jr.
10.29(1)    Indemnity Agreement, dated March 8, 2002, between Registrant and Thomas Mackiewicz
10.30(1)    Indemnity Agreement, dated January 18, 2001, between
            Registrant and David J. Ellenberger
10.31(1)    Offer of Employment Letter, dated June 13, 2001, between
            Registrant and Robert McBride
10.32(1)    Lease, dated May 3, 1994, between VMARK Software, Inc. and
            50 Washington Street Associates for office space at 50
            Washington Street, Westborough, Massachusetts
10.33(1)    Amendment of Lease, dated March 27, 1998, between Ardent
            Software, Inc. (formerly VMARK Software, Inc.) and Fifty
            Washington Street Limited Partnership for office space at 50
            Washington Street, Westborough, Massachusetts
10.34(1)    Agreement, dated March 12, 2001, among Registrant, Informix
            Software, Inc., Ascential Software, Inc. and Fifty
            Washington Street Limited Partnership regarding Lease for
            office space at 50 Washington Street, Westborough,
            Massachusetts
10.35(16)   Master Purchase Agreement, dated as of April 24, 2001, among
            Informix Corporation, Informix Software, Inc. and
            International Business Machines Corporation (filed as Annex
            A to the definitive Proxy Statement on Schedule 14A)
10.36(1)    Change of Control and Severance Agreement, dated as of June
            21, 2001, between Registrant and Robert C. McBride
10.37(1)    Offer of Employment Letter, effective July 25, 2001, between
            Registrant and Scott Semel
10.38(1)    Form of Offer of Employment Letter for officers of the
            Registrant
21.1(1)     Subsidiaries of the Registrant
23.1(1)     Consent of KPMG LLP, Independent Auditors
23.2(1)     Consent of Deloitte & Touche LLP, Independent Auditors
24.1        Power of Attorney (set forth on signature page)

---------------

 (1) Filed herewith

 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-43991)

 (3) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on December 4, 1997

 (4) Incorporated by reference to exhibits filed with the amendment to the Registrant's Registration Statement on Form 8-A/A (File No. 000-15325) filed with the Commission on September 3, 1997

 (5) Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1988

 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 33-31116)

 (7) Incorporated by reference to exhibits filed with Registrant's Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-506-10)

 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31369) filed with the Commission on July 16, 1997

 (9) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-31371) filed with the Commission on July 16, 1997

(10) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000

(11) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997

(12) Incorporated by reference to exhibits filed with the Registrant's annual report on Form 10-K for fiscal year ended December 31, 1999

(13) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2000

(14) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000

(15) Incorporated by reference to exhibits filed with the Registrant's report on Form 8-K filed with the Commission on January 19, 2000

(16) Incorporated by reference to Annex A to the Registrant's definitive Proxy Statement on Schedule 14A filed on May 10, 2001, file No. 000-15325

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

          (B) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westborough, Commonwealth of Massachusetts, on the 26th day of March 2002.

                                          ASCENTIAL SOFTWARE CORPORATION

                                          By:       /s/ PETER GYENES
                                            ------------------------------------
                                                       Peter Gyenes
                                               Chief Executive Officer and
                                            Chairman of the Board of Directors

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS PETER GYENES AND SCOTT SEMEL AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

          /s/ PETER GYENES             Chief Executive Officer and Chairman    March 26, 2002
-------------------------------------  of the Board of Directors (Principal
           (Peter Gyenes)                       Executive Officer)

         /s/ ROBERT MCBRIDE             Vice President and Chief Financial     March 26, 2002
-------------------------------------  Officer (Principal Financial Officer
          (Robert McBride)               and Principal Accounting Officer)

          /s/ JAMES L. KOCH                          Director                  March 26, 2002
-------------------------------------
           (James L. Koch)

        /s/ ROBERT M. MORRILL                        Director                  March 26, 2002
-------------------------------------
         (Robert M. Morrill)

       /s/ JOHN J. GAVIN, JR.                        Director                  March 26, 2002
-------------------------------------
        (John J. Gavin, Jr.)

      /s/ DAVID J. ELLENBERGER                       Director                  March 26, 2002
-------------------------------------
       (David J. Ellenberger)

                         ASCENTIAL SOFTWARE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors -- KPMG LLP..................   F-2
Report of Independent Auditors -- Deloitte & Touche LLP.....   F-3
Consolidated Balance Sheets.................................   F-4
Consolidated Statements of Operations.......................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Consolidated Statements of Stockholders' Equity.............   F-8
Notes to Consolidated Financial Statements..................  F-11

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders --
Ascential Software Corporation

     We have audited the accompanying consolidated balance sheets of Ascential Software Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the financial statements of Ardent Software, Inc., a company acquired by Ascential Software Corporation in a business combination accounted for as a pooling-of-interests as described in Note 11 to the consolidated financial statements, which statements reflect total revenues constituting 16% in fiscal 1999 of the consolidated total. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ardent Software, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascential Software Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Mountain View, California
March 8, 2002

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF ASCENTIAL SOFTWARE CORPORATION:

     We have audited the consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows of Ardent Software, Inc. and its subsidiaries for the year ended December 31, 1999 (not included separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to those financial statements, on March 1, 2000, Ardent Software, Inc. and its subsidiaries merged into Ascential Software Corporation (formerly known as Informix Corporation). The consolidated financial statements do not include any adjustments that might result from such event.

                                               /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 28, 2000 (March 1, 2000 as to Note 1, "Merger with Informix
Corporation")

                         ASCENTIAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                      DATA)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  489,307   $128,420
  Short-term investments....................................     269,336     88,541
  Accounts receivable, net..................................      29,871    235,429
  Recoverable income taxes..................................      19,261         --
  Deferred taxes............................................      20,832         --
  Other current assets......................................      31,239     17,330
                                                              ----------   --------
Total current assets........................................     859,846    469,720
                                                              ----------   --------
PROPERTY AND EQUIPMENT, net.................................      11,687     67,617
SOFTWARE COSTS, net.........................................      14,919     41,444
LONG-TERM INVESTMENTS.......................................       1,782     11,185
INTANGIBLE ASSETS, net......................................      75,405     48,258
OTHER ASSETS................................................      13,933     17,657
RECEIVABLE FROM SALE OF DATABASE BUSINESS...................     103,000         --
                                                              ----------   --------
Total Assets................................................  $1,080,572   $655,881
                                                              ==========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   11,681   $ 27,881
  Accrued expenses..........................................      52,344     38,922
  Accrued employee compensation.............................      19,527     66,167
  Income taxes payable......................................      93,482     23,139
  Deferred revenue..........................................      12,338    141,735
  Advances from customers...................................          55     10,492
  Accrued merger, realignment and other charges.............      35,066     28,210
  Other current liabilities.................................       7,024        427
                                                              ----------   --------
Total current liabilities...................................     231,517    336,973
                                                              ----------   --------
OTHER NON-CURRENT LIABILITIES...............................          --        787
DEFERRED TAXES..............................................      28,710         --
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--5,000,000
    shares authorized.......................................          --         --
    Series A-1 convertible preferred stock, 300,000 shares
     issued; none outstanding at December 31, 2001 and
     2000...................................................          --         --
    Series B convertible preferred stock--50,000 shares
     issued; none outstanding at December 31, 2001 and
     2000...................................................          --         --
  Common stock, par value $.01 per share--500,000,000 shares authorized; 256,355,000 and 280,363,000 shares issued
    and outstanding at December 31, 2001 and 2000,..........       2,564      2,804
  Shares to be issued for litigation settlement.............          --     61,228
  Additional paid-in capital................................     596,402    632,866
  Treasury stock............................................     (25,464)        --
  Retained earnings (accumulated deficit)...................     265,816   (359,132)
  Accumulated other comprehensive loss......................     (18,973)   (19,645)
                                                              ----------   --------
Total stockholders' equity..................................     820,345    318,121
                                                              ----------   --------
Total Liabilities and Stockholders' Equity..................  $1,080,572   $655,881
                                                              ==========   ========

                See Notes to Consolidated Financial Statements.

                         ASCENTIAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              2001         2000          1999
                                                            ---------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES
  Licenses................................................  $211,736    $  404,421    $  535,879
  Services................................................   269,596       524,898       503,232
                                                            --------    ----------    ----------
                                                             481,332       929,319     1,039,111
COSTS AND EXPENSES
  Cost of software........................................    34,271        50,422        50,157
  Cost of services........................................   107,537       184,581       207,979
  Sales and marketing.....................................   207,259       402,569       370,701
  Research and development................................    87,005       166,076       188,105
  General and administrative..............................    81,561       100,027        89,445
  Write-off of acquired research and development..........     5,500            --         5,052
  Merger, realignment and other charges...................    54,359       126,828        12,093
                                                            --------    ----------    ----------
                                                             577,492     1,030,503       923,532
                                                            --------    ----------    ----------
Operating income (loss)...................................   (96,160)     (101,184)      115,579
OTHER INCOME (EXPENSE)
  Interest income.........................................    24,119        14,339        12,362
  Interest expense........................................      (172)         (454)       (4,504)
  Gain on sale of database business.......................   865,675            --            --
  Impairment of long-term investments.....................   (10,190)           --            --
  Litigation settlement expense...........................        --            --       (97,016)
  Other, net..............................................      (972)        5,002         2,574
                                                            --------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.........................   782,300       (82,297)       28,995
  Income taxes............................................   157,352        16,018        31,983
                                                            --------    ----------    ----------
NET INCOME (LOSS).........................................   624,948       (98,315)       (2,988)
  Preferred stock dividend................................        --          (191)         (995)
                                                            --------    ----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.......  $624,948    $  (98,506)   $   (3,983)
                                                            ========    ==========    ==========
NET INCOME (LOSS) PER COMMON SHARE
  Basic...................................................  $   2.25    $    (0.34)   $    (0.02)
                                                            ========    ==========    ==========
  Diluted.................................................  $   2.20    $    (0.34)   $    (0.02)
                                                            ========    ==========    ==========
SHARES USED IN PER SHARE CALCULATIONS
  Basic...................................................   277,490       286,138       262,645
                                                            ========    ==========    ==========
  Diluted.................................................   284,335       286,138       262,645
                                                            ========    ==========    ==========

                See Notes to Consolidated Financial Statements.

                         ASCENTIAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................  $ 624,948   $ (98,315)  $  (2,988)
Adjustments to reconcile net income (loss) to cash and
  cash equivalents provided by (used in) operating
  activities:
  License fees received in advance........................     (8,413)    (34,506)    (81,984)
  Depreciation and amortization...........................     25,730      54,471      59,687
  Amortization of capitalized software....................     14,561      21,692      21,346
  Write-off of long-term investments......................     10,190          --          --
  Write-off of capitalized software.......................         --          --       2,371
  Write-off of long term assets...........................         --          --       5,894
  Write-off of acquired research and development..........      5,500          --       5,052
  Litigation settlement (payment) expense.................    (26,200)         --      91,000
  Foreign currency transaction losses (gains).............      4,332       1,012      (1,900)
  Gain on sales of equity securities......................       (439)     (2,895)     (2,953)
  (Gain) loss on disposal of property and equipment.......        162       4,848         (66)
  Deferred tax expense....................................      6,847       8,257       9,653
  Provisions for losses on accounts receivable............     12,039       8,338       1,269
  Merger, realignment and other charges...................     54,359     126,828      12,093
  Gain on sale of database business.......................   (865,675)         --          --
  Stock-based employee compensation.......................        498         531         209
  Changes in operating assets and liabilities, net of
     impact of acquisitions and disposals:
     Accounts receivable..................................     37,650       9,339     (60,110)
     Other current assets.................................    (40,063)     14,293      (8,397)
     Accounts payable, accrued expenses and other
       liabilities........................................    (15,780)    (88,541)    (12,105)
     Deferred maintenance revenue.........................     10,616     (10,873)      2,642
                                                            ---------   ---------   ---------
Net cash and cash equivalents (used in) provided by
  operating activities....................................   (149,138)     14,479      40,713
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
  Purchases of available-for-sale securities..............   (407,853)   (125,841)   (124,304)
  Maturities of available-for-sale securities.............    137,700      87,145      38,484
  Sales of available-for-sale securities..................     88,893      53,363      31,930
Purchases of non-marketable equity securities.............         --      (5,500)         --
Proceeds from sales of equity securities..................      1,439       5,130       5,792
Purchases of property and equipment.......................    (17,716)    (44,616)    (29,759)
Proceeds from disposal of property and equipment..........        310         166       1,248
Proceeds from sale of database business...................    888,400          --          --
Additions to software costs...............................    (11,395)    (32,782)    (29,083)
Business combinations, net of cash acquired...............    (37,768)         --      (3,248)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Other, net................................................     (1,362)        668      (1,522)
                                                            ---------   ---------   ---------
Net cash and cash equivalents provided by (used in)
  investing activities....................................    640,648     (62,267)   (110,462)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers...................................      3,418      10,733       6,539
Proceeds from issuance of common stock, net...............     13,307      37,204      35,635
Acquisition of common stock...............................   (143,023)    (33,722)         --
Payments for structured settlements with resellers........         --        (152)     (4,135)
Principal payments on capital leases......................        (49)     (1,853)     (4,810)
Net borrowings under line of credit.......................         --          --         935
                                                            ---------   ---------   ---------
Net cash and cash equivalents (used in) provided by
  financing activities....................................   (126,347)     12,210      34,164
                                                            ---------   ---------   ---------
ADJUSTMENT TO CONFORM FISCAL YEAR OF POOLED COMPANY.......         --          --        (733)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.............................................     (4,276)     (6,120)     (3,190)
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........    360,887     (41,698)    (39,508)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............    128,420     170,118     209,626
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $ 489,307   $ 128,420   $ 170,118
                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                         ASCENTIAL SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             SHARES TO BE ISSUED

                                             PREFERRED STOCK
                                    ---------------------------------                                          FOR LITIGATION
                                      SERIES A-1         SERIES B         CLOUDSCAPE        COMMON STOCK         SETTLEMENT
                                    ---------------   ---------------   ---------------   ----------------   -------------------
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES     AMOUNT
                                    ------   ------   ------   ------   ------   ------   ------    ------   ------     ------
                                                                           (IN THOUSANDS)
Balance at December 31, 1998......     --    $  --      23     $  --     6,343   $  63    245,461   $2,455      --     $     --
Comprehensive income
  Net income......................
  Other comprehensive income
    Unrealized gain on
    available-for-sale securities,
    net of reclassifications(1)...
    Foreign currency translation
      adjustments.................
  Other comprehensive income......
Comprehensive income..............
Acquisition of Prism Solutions,
  Inc.............................                                                          8,720       86
Conversion of Cloudscape Preferred
  to common stock.................                                      (6,343)    (63)     6,343       63
Tax benefit arising from early
  disposition of stock options....
Common stock issued under employee
  stock purchase and option
  plans...........................                                                         10,061      101
Repurchase and retirement of
  unvested Cloudscape options and
  founder's stock.................                                                           (157)
Stock-based compensation expense
  resulting from stock options....
Conversion of Series B to common
  stock...........................                     (16)                                 2,223       22
Accrual of 5% cumulative preferred
  dividends on Series B
  convertible preferred stock.....
Repayment of Cloudscape
  shareholder loans...............
Value of stock to be issued in
  Litigation Settlement...........                                                                                       91,000
Shares issued in Litigation
  Settlement......................                                                          2,943       29              (29,772)
Adjustment to conform fiscal year
  of pooled company...............
                                     ----    -----     ---     -----    ------   -----    -------   ------    ----     --------

                                                                                            ACCUMULATED
                                                              RETAINED                         OTHER

                                    ADDITIONAL   TREASURY     EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                     PAID-IN      STOCK     (ACCUMULATED      INCOME          INCOME
                                     CAPITAL      AMOUNT      DEFICIT)        (LOSS)          (LOSS)        TOTALS
                                    ----------   --------   ------------   -------------   -------------   --------
                                                                    (IN THOUSANDS)
Balance at December 31, 1998......   $513,683    $(2,956)    $(259,849)                      $ (3,594)     $249,802
Comprehensive income
  Net income......................                              (2,988)        (2,988)                       (2,988)
  Other comprehensive income
    Unrealized gain on
    available-for-sale securities,
    net of reclassifications(1)...                                                 69                            69
    Foreign currency translation
      adjustments.................                                             (3,003)                       (3,003)
                                                                             --------
  Other comprehensive income......                                             (2,934)         (2,934)
                                                                             --------
Comprehensive income..............                                             (5,922)
                                                                             ========
Acquisition of Prism Solutions,
  Inc.............................     48,098                                                                48,184
Conversion of Cloudscape Preferred
  to common stock.................                                                                               --
Tax benefit arising from early
  disposition of stock options....      6,784                                                                 6,784
Common stock issued under employee
  stock purchase and option
  plans...........................     34,960                                                                35,061
Repurchase and retirement of
  unvested Cloudscape options and
  founder's stock.................        (28)                                                                  (28)
Stock-based compensation expense
  resulting from stock options....        209                                                                   209
Conversion of Series B to common
  stock...........................        (22)                                                                   --
Accrual of 5% cumulative preferred
  dividends on Series B
  convertible preferred stock.....       (995)                                                                 (995)
Repayment of Cloudscape
  shareholder loans...............        104                                                                   104
Value of stock to be issued in
  Litigation Settlement...........                                                                           91,000
Shares issued in Litigation
  Settlement......................     29,743                                                                    --
Adjustment to conform fiscal year
  of pooled company...............                               2,020                                        2,020
                                     --------    -------     ---------                       --------      --------

                                                  ASCENTIAL SOFTWARE CORPORATION
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                                                                                                                 SHARES TO BE

                                             PREFERRED STOCK
                                    ---------------------------------                                        ISSUED FOR LITIGATION
                                      SERIES A-1         SERIES B         CLOUDSCAPE        COMMON STOCK          SETTLEMENT
                                    ---------------   ---------------   ---------------   ----------------   ---------------------
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT    SHARES      AMOUNT
                                    ------   ------   ------   ------   ------   ------   ------    ------    ------      ------
                                                                            (IN THOUSANDS)
Balances at December 31, 1999.....     --    $  --       7     $  --        --   $  --    275,594   $2,756       --      $ 61,228
                                     ----    -----     ---     -----    ------   -----    -------   ------     ----      --------
Comprehensive income
  Net loss........................
  Other comprehensive income......
    Unrealized loss on
    available-for-sale securities,
    net of reclassification
    adjustments(1)................
    Foreign currency translation
      adjustments.................
  Other comprehensive income......
Comprehensive income..............
Retirement of Ardent treasury
  stock...........................
Exercise of stock options.........                                                          7,222       72
Common stock issued under employee
  stock purchase plans............                                                          2,043       21
Reversal of tax benefit arising
  from early disposition of stock
  options.........................
Exercise of warrants to purchase
  common stock....................                                                            412        4
Stock-based compensation expense
  resulting from stock options....
Repurchase and retirement of
  common stock....................                                                         (6,400)     (64)
Repurchase and retirement of
  unvested Cloudscape options and
  founder's stock.................                                                           (139)      (1)
Repayment of Cloudscape
  shareholder loans...............
Conversion of Series B to common
  stock...........................                      (7)       --                        1,631       16
Accrual of 5% cumulative preferred
  dividends on Series B...........
                                     ----    -----     ---     -----    ------   -----    -------   ------     ----      --------
Balance at December 31, 2000......     --    $  --      --     $  --        --   $  --    280,363   $2,804       --      $ 61,228
                                     ----    -----     ---     -----    ------   -----    -------   ------     ----      --------

                                                            ASCENTIAL SOFTWARE CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                                                                                            ACCUMULATED
                                                              RETAINED                         OTHER

                                    ADDITIONAL   TREASURY     EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                     PAID-IN      STOCK     (ACCUMULATED      INCOME          INCOME
                                     CAPITAL      AMOUNT      DEFICIT)        (LOSS)          (LOSS)        TOTALS
                                    ----------   --------   ------------   -------------   -------------   --------
                                                                    (IN THOUSANDS)
Balances at December 31, 1999.....   $632,536    $(2,956)    $(260,817)                      $ (6,528)     $426,219
                                     --------    -------     ---------                       --------      --------
Comprehensive income
  Net loss........................                             (98,315)       (98,315)                      (98,315)
  Other comprehensive income......
    Unrealized loss on
    available-for-sale securities,
    net of reclassification
    adjustments(1)................                                             (7,332)                       (7,332)
    Foreign currency translation
      adjustments.................                                             (5,785)                       (5,785)
                                                                             --------
  Other comprehensive income......                                            (13,117)        (13,117)
                                                                             --------
Comprehensive income..............                                           (111,432)
                                                                             ========
Retirement of Ardent treasury
  stock...........................     (2,956)     2,956                                                         --
Exercise of stock options.........     26,265                                                                26,337
Common stock issued under employee
  stock purchase plans............      9,692                                                                 9,713
Reversal of tax benefit arising
  from early disposition of stock
  options.........................       (488)                                                                 (488)
Exercise of warrants to purchase
  common stock....................      1,068                                                                 1,072
Stock-based compensation expense
  resulting from stock options....        531                                                                   531
Repurchase and retirement of
  common stock....................    (33,658)                                                              (33,722)
Repurchase and retirement of
  unvested Cloudscape options and
  founder's stock.................        (37)                                                                  (38)
Repayment of Cloudscape
  shareholder loans...............        120                                                                   120
Conversion of Series B to common
  stock...........................        (16)                                                                   --
Accrual of 5% cumulative preferred
  dividends on Series B...........       (191)                                                                 (191)
                                     --------    -------     ---------       --------        --------      --------
Balance at December 31, 2000......   $632,866    $    --     $(359,132)                      $(19,645)     $318,121
                                     --------    -------     ---------       --------        --------      --------

                         ASCENTIAL SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          PREFERRED STOCK                                                 SHARES TO BE ISSUED
                                 ---------------------------------                                          FOR LITIGATION
                                   SERIES A-1         SERIES B         CLOUDSCAPE        COMMON STOCK         SETTLEMENT
                                 ---------------   ---------------   ---------------   ----------------   -------------------
                                 SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES     AMOUNT
                                 ------   ------   ------   ------   ------   ------   ------    ------   ------     ------
                                                                        (IN THOUSANDS)
Balance at December 31, 2000...     --    $  --      --     $  --        --   $  --    280,363   $2,804      --     $ 61,228
                                  ----    -----     ---     -----    ------   -----    -------   ------    ----     --------
Comprehensive income
    Net loss...................
    Other comprehensive
      income...................
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments (1)..........
    Foreign currency
      translation
      adjustments..............
    Other comprehensive
      income...................
Comprehensive income...........
Exercise of stock options......                                                          2,517       25
Common stock issued under
  employee stock purchase
  plans........................                                                          1,427       14
Tax benefit arising from early
  disposition of stock
  options......................
Stock-based compensation
  expense resulting from stock
  options......................
Repurchase of common stock.....                                                        (33,999)    (340)
Retirement of common stock.....
Repurchase and retirement of
  unvested Cloudscape options
  and founder's stock..........                                                            (10)      --
Cash payment for Litigation
  Settlement...................
Shares issued in Litigation
  Settlement...................                                                          6,057       61              (61,228)
Fair value of stock options
  exchanged in Torrent
  acquisition..................
                                  ----    -----     ---     -----    ------   -----    -------   ------    ----     --------
Balance at December 31, 2001...     --    $  --      --     $  --        --   $  --    256,355   $2,564      --     $     --
                                  ====    =====     ===     =====    ======   =====    =======   ======    ====     ========

                                                                                          ACCUMULATED
                                                            RETAINED                         OTHER
                                 ADDITIONAL   TREASURY      EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                  PAID-IN       STOCK     (ACCUMULATED      INCOME          INCOME
                                  CAPITAL      AMOUNT       DEFICIT)        (LOSS)          (LOSS)        TOTALS
                                 ----------   ---------   ------------   -------------   -------------   --------
                                                                  (IN THOUSANDS)
Balance at December 31, 2000...   $632,866    $      --    $(359,132)                      $(19,645)     $318,121
                                  --------    ---------    ---------                       --------      --------
Comprehensive income
    Net loss...................                              624,948        624,948                       624,948
    Other comprehensive
      income...................
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments (1)..........                                               1,538                         1,538
    Foreign currency
      translation
      adjustments..............                                                (866)                         (866)
                                                                           --------
    Other comprehensive
      income...................                                                 672             672
                                                                           --------
Comprehensive income...........                                             625,620
                                                                           ========
Exercise of stock options......      8,773                                                                  8,798
Common stock issued under
  employee stock purchase
  plans........................      4,495                                                                  4,509
Tax benefit arising from early
  disposition of stock
  options......................     26,928                                                                 26,928
Stock-based compensation
  expense resulting from stock
  options......................      4,944                                                                  4,944
Repurchase of common stock.....                (142,683)                                                 (143,023)
Retirement of common stock.....   (117,219)     117,219                                                        --
Repurchase and retirement of
  unvested Cloudscape options
  and founder's stock..........         (3)                                                                    (3)
Cash payment for Litigation
  Settlement...................    (26,200)                                                               (26,200)
Shares issued in Litigation
  Settlement...................     61,167                                                                     --
Fair value of stock options
  exchanged in Torrent
  acquisition..................        651                                                                    651
                                  --------    ---------    ---------                       --------      --------
Balance at December 31, 2001...   $596,402    $ (25,464)   $ 265,816                       $(18,973)     $820,345
                                  ========    =========    =========                       ========      ========

---------------

(1) Disclosure of reclassification amount for the years ended:

                                                               2001      2000      1999
                                                              -------   -------   -------
Unrealized gain (loss) on available-for-sale securities
  arising during period.....................................  $(1,831)  $(7,648)  $ 5,189
Tax benefit (expense) on unrealized gain (loss) arising
  during period.............................................       --     3,211    (1,439)
Less: reclassification adjustment for net losses (gains)
  included in net income (loss).............................    3,369    (2,895)   (3,681)
                                                              -------   -------   -------
Net unrealized gain (loss) on available-for-sale
  securities................................................  $ 1,538   $(7,332)  $    69
                                                              =======   =======   =======

                See Notes to Consolidated Financial Statements.

                         ASCENTIAL SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operations. Ascential Software Corporation ("Ascential" or the "Company") was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation." During the third quarter of 2001, the Company sold to International Business Machines Corporation ("IBM") substantially all of the assets relating to its database management systems business, including the name "Informix," for approximately $1.0 billion in cash (the "IBM Transaction"-- see Note 13, below, in these Notes to Consolidated Financial Statements). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

     Ascential is a global provider of information asset management ("IAM") solutions. Ascential designs, develops, markets and supports enterprise data integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. The Company also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     The principal geographic markets for the Company's products are North America, Europe, Asia/Pacific, and Latin America. Customers include businesses ranging from medium-sized corporations to Fortune 1000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

     Basis of Presentation. The consolidated financial statements have been prepared to give retroactive effect to the merger with Cloudscape, Inc. ("Cloudscape") on October 8, 1999 and the merger with Ardent Software Inc. ("Ardent") on March 1, 2000. The mergers were accounted for as poolings of interests and, accordingly, the consolidated financial statements have been restated for all periods presented as if Cloudscape, Ardent and the Company had always been combined.

     Use of Estimates. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that the Company makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of acquired intangible assets, useful lives of intangible assets, property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of Ascential Software Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

     For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the exchange rates during

                         ASCENTIAL SOFTWARE CORPORATION
the year. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded net foreign currency transaction losses of $4.5 million, $0.3 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Derivative Financial Instruments. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As the Company's contracts are not designated and effective as hedges for financial reporting, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized immediately in earnings as a component of other income (expense), net and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward currency exchange markets and thus the Company has unhedged exposures in these currencies.

     Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, it does so only on an annual basis. This results in substantial pricing exposure due to foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycles for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. As discussed in Note 4 to these Notes to Consolidated Financial Statements, the adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition or results of operations.

     Revenue Recognition. Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company's license arrangements provide for an initial fee for use of the Company's software products in perpetuity. The Company's licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the

                         ASCENTIAL SOFTWARE CORPORATION
remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, revenue is recognized when the arrangement fee becomes due and payable or when collected, respectively.

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

          If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized under either the percentage of completion or the completed contract method of contract accounting. The Company's arrangements generally do not include services that are essential to the functionality of the software.

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

          Service Revenue. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract.

     During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

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

     Software Costs. The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological

                         ASCENTIAL SOFTWARE CORPORATION
feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the revenue life of the product. The Company uses a detail program design approach in determining technological feasibility. Software costs also include amounts paid for purchased software and outside development on products that have reached technological feasibility. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be three to five years. The Company recorded amortization of $14.5 million, $21.7 million and $21.3 million of software costs in 2001, 2000 and 1999, respectively, in cost of software distribution.

     The Company accounts for the costs of computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. During the years ended December 31, 2001, 2000 and 1999, the Company capitalized approximately $5.9 million, $3.3 million and $2.8 million, respectively, under SOP 98-1, which will be amortized over the estimated useful life of the software developed, which is generally three years. During 2000, $2.4 million of software costs previously capitalized under SOP 98-1 were written off to sales and marketing expense when the Company determined that it was no longer probable that the development of a project would be completed.

     Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 36 to 48 months are used on computer equipment, and an estimated useful life of seven years is used for furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or seven years.

     Businesses Acquired. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which to date range from three to ten years. As of December 31, 2001, and 2000, the Company had $91.9 million and $86.1 million of intangible assets, respectively, with accumulated amortization of $16.5 million and $37.8 million, respectively, as a result of purchase business combinations.

     Impairment of Long-Lived Assets. The Company evaluates long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets it considers to be impaired. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

     Stock-Based Compensation. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards granted under the terms of the Company's various stock option plans (See Note 7, below, to these Notes to the Consolidated Financial Statements). Certain modifications to existing stock-based awards result in compensation expense for the Company.

                         ASCENTIAL SOFTWARE CORPORATION

     Concentration of Credit Risk. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. No single customer accounted for 10% or more of the consolidated net revenues of the Company in 2001, 2000 or 1999.

     Cash, Cash Equivalents, Short-Term Investments, and Long-Term
Investments. The Company considers liquid investments purchased with an original remaining maturity of three months or less to be cash equivalents. Investments with an original remaining maturity of more than three months but less than twelve months that represent cash available for current operations are considered to be short-term investments. All other investments are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income
(loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company realized gross gains of approximately $0.4 million, $2.9 million and $3.7 million on the sale of available-for-sale marketable securities during 2001, 2000 and 1999, respectively.

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

     The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not otherwise have significant influence over the investee. For these non-marketable investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. When the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to fair value. During 2001, the Company recorded impairment losses on strategic investments of $10.2 million. No impairment losses occurred in 2000 or 1999. The impairment losses relate to both publicly traded and non-marketable investments.

     Fair Value of Financial Instruments. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Supplemental Cash Flow Data. The Company paid income taxes in the net amount of $67.6 million, $4.3 million and $10.3 million during 2001, 2000 and 1999, respectively. The Company paid interest in the amount of $0.2 million, $0.5 million and $4.5 million during 2001, 2000 and 1999, respectively.

                         ASCENTIAL SOFTWARE CORPORATION

     The following table summarizes non-cash charges that the Company has recorded during for the years ended December 31, 2001, 2000 and 1999:

                                                              2001    2000     1999
                                                              -----   -----   ------
                                                                  (IN MILLIONS)
Asset write-offs............................................  $14.4   $40.0   $  8.8
Write-off of acquired research and development..............    5.5      --      5.1
Stock option modification expense...........................    4.9      --       --
Litigation settlement expense...............................     --      --     97.0
                                                              -----   -----   ------
                                                              $24.8   $40.0   $110.9
                                                              =====   =====   ======

     New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company adopted certain provisions of SFAS No. 141 and SFAS No. 142, as required for goodwill and intangible assets acquired in business combinations initiated after June 30, 2001. The Company is adopting the remaining provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will not continue to be amortized after the adoption of SFAS No. 142.

     As part of the adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets having definite useful lives and make any necessary amortization period adjustments by the end of the first interim period after January 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Any transitional impairment loss resulting from the goodwill impairment evaluation is to be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of January 1, 2002, the Company had unamortized goodwill in the amount of $67.3 million, and unamortized identifiable intangible assets in the amount of $8.1 million, both of which are being subjected to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets for the Company was $8.8 million and $16.3 million during 2001 and 2000, respectively. Included in these amounts is amortization expense related to goodwill for the database business of $2.6 million and $9.2 million during 2001 and 2000, respectively. As discussed in Note 13 in these Notes to Consolidated Financial Statements, the Company sold its database business during 2001. As part of the transaction, the

                         ASCENTIAL SOFTWARE CORPORATION

Company eliminated $5.2 million of goodwill relating to the database business when it recorded the transaction. The Company is currently evaluating SFAS No. 142, but does not expect that it will have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company is adopting SFAS No. 144 effective January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

     In December 2001, the FASB issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which is effective for fiscal years beginning after December 15, 2001. Topic No. D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Topic No. D-103 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements, as the Company has historically recorded rebilled expenses as revenue.

                         ASCENTIAL SOFTWARE CORPORATION

NOTE 2 -- BALANCE SHEET COMPONENTS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Accounts receivable, net:
  Receivables...............................................  $ 38,322   $ 249,663
  Less: allowance for doubtful accounts.....................    (8,451)    (14,234)
                                                              --------   ---------
                                                              $ 29,871   $ 235,429
                                                              ========   =========
Property and equipment, net:
  Computer equipment........................................  $ 35,479   $ 164,666
  Furniture and fixtures....................................    14,567      33,323
  Leasehold improvements....................................    16,564      30,356
  Buildings and other.......................................     3,127       2,772
                                                              --------   ---------
                                                                69,737     231,117
  Less: accumulated depreciation and amortization...........   (58,050)   (163,500)
                                                              --------   ---------
                                                              $ 11,687   $  67,617
                                                              ========   =========
Software costs, net:
  Capitalized software development costs....................  $ 24,560   $  67,949
  Less: accumulated amortization............................    (9,641)    (26,505)
                                                              --------   ---------
                                                              $ 14,919   $  41,444
                                                              ========   =========
Long-term investments:
  Marketable equity securities (Note 3).....................  $  1,032   $   3,874
  Investments in privately-held companies...................       750       7,311
                                                              --------   ---------
                                                              $  1,782   $  11,185
                                                              ========   =========

                         ASCENTIAL SOFTWARE CORPORATION

NOTE 3 -- FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale debt and marketable equity securities:

                                                          AVAILABLE-FOR-SALE
                                                              SECURITIES
                                                        -----------------------
                                                          GROSS        GROSS
                                                        UNREALIZED   UNREALIZED   ESTIMATED
                                               COST       GAINS        LOSSES     FAIR VALUE
                                             --------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
DECEMBER 31, 2001
U.S. treasury securities...................  $115,792     $  665      $  (298)     $116,159
Commercial paper, corporate bonds and
  medium-term notes........................    74,163        803           (4)       74,962
Municipal bonds............................   255,196         59       (1,080)      254,175
                                             --------     ------      -------      --------
     Total debt securities.................   445,151      1,527       (1,382)      445,296
Marketable equity securities...............     2,403         --       (1,371)        1,032
                                             --------     ------      -------      --------
                                             $447,554     $1,527      $(2,753)     $446,328
                                             ========     ======      =======      ========
Amounts included in cash and cash
  equivalents..............................  $175,879     $   82      $    (1)     $175,960
Amounts included in short-term
  investments..............................   269,272      1,445       (1,381)      269,336
Amounts included in long-term
  investments..............................     2,403         --       (1,371)        1,032
                                             --------     ------      -------      --------
                                             $447,554     $1,527      $(2,753)     $446,328
                                             ========     ======      =======      ========

DECEMBER 31, 2000
U.S. treasury securities...................  $ 24,532     $   69      $   (23)     $ 24,578
Commercial paper, corporate bonds and
  medium-term notes........................    69,855        539          (76)       70,318
Municipal bonds............................    16,352          6           --        16,358
                                             --------     ------      -------      --------
     Total debt securities.................   110,739        614          (99)      111,254
Marketable equity securities...............     7,217      1,487       (4,830)        3,874
                                             --------     ------      -------      --------
                                             $117,956     $2,101      $(4,929)     $115,128
                                             ========     ======      =======      ========
Amounts included in cash and cash
  equivalents..............................  $ 22,666     $   48      $    (1)     $ 22,713
Amounts included in short-term
  investments..............................    88,073        566          (98)       88,541
Amounts included in long-term
  investments..............................     7,217      1,487       (4,830)        3,874
                                             --------     ------      -------      --------
                                             $117,956     $2,101      $(4,929)     $115,128
                                             ========     ======      =======      ========

     Maturities of debt securities at market value at December 31, 2001 are as follows (in thousands):

Mature in one year or less..................................   $139,767
Mature after one year through five years....................    305,529
                                                               --------
                                                               $445,296
                                                               ========

NOTE 4 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency forward exchange contracts primarily to hedge the value of intercompany accounts receivable or accounts payable denominated in foreign currencies against fluctuations

                         ASCENTIAL SOFTWARE CORPORATION
in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in other comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition or results of operations.

     The table below summarizes by currency the contractual amounts of the Company's foreign currency forward exchange contracts at December 31, 2001 and December 31, 2000. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the related fair value. As the Company's foreign currency forward contracts are not accounted for as hedges, they are carried at fair value. Fair value represents the prevailing financial market information as of December 31, 2001 and 2000. All contracts mature within 12 months.

  FORWARD CONTRACTS

                                                             CONTRACT AMOUNT   FAIR VALUE
                                                             ---------------   ----------
                                                                    (IN THOUSANDS)
AT DECEMBER 31, 2001
Forward currency to be sold under contract:
  Australian Dollar........................................      $ 6,699         $ (60)
  New Taiwan Dollar........................................        4,790           (52)
  Thailand Bhat............................................        2,971           (45)
  Korean Won...............................................        2,913           (59)
  Swiss Franc..............................................        2,478            (3)
  Singapore Dollar.........................................        2,319            --
  South African Rand.......................................        2,093           (66)
  Japanese Yen.............................................        1,343             4
  Norwegian Kroners........................................        1,198           (20)
  Other (individually less than $1 million)................        1,074           (14)
                                                                 -------         -----
Total......................................................      $27,878         $(315)
                                                                 =======         =====
Forward currency to be purchased under contract:
  British Pound............................................      $20,488         $  79
  Euro.....................................................        2,428             9
  Other (individually less than $1 million)................          653             5
                                                                 -------         -----
Total......................................................      $23,569         $  93
                                                                 =======         =====
Grand Total................................................      $51,447         $(222)
                                                                 =======         =====

                         ASCENTIAL SOFTWARE CORPORATION

NOTE 4 -- DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                              CONTRACT AMOUNT   FAIR VALUE
                                                              ---------------   ----------
                                                                     (IN THOUSANDS)
AT DECEMBER 31, 2000
Forward currency to be sold under contract:
  Euro......................................................      $25,666         $  49
  Japanese Yen..............................................        8,491            95
  Australian Dollar.........................................        7,546            25
  Taiwan Dollar.............................................        4,319          (162)
  Korean Won................................................        3,937           (32)
  Swiss Franc...............................................        2,797            10
  German Deutschmark........................................        2,490             7
  Singapore Dollar..........................................        2,382            16
  South African Rand........................................        2,815           (33)
  French Franc..............................................        2,151             5
  Thailand Bhat.............................................        2,285            --
  Czech Koruna..............................................        1,887             7
  Other (individually less than $1 million).................        1,549            (2)
                                                                  -------         -----
Total.......................................................      $68,315         $ (15)
                                                                  =======         =====
Forward currency to be purchased under contract:
  British Pound.............................................      $10,843         $ (18)
  Other (individually less than $1 million).................          530            (2)
                                                                  -------         -----
Total.......................................................      $11,373         $ (20)
                                                                  =======         =====
Grand Total.................................................      $79,688         $ (35)
                                                                  =======         =====

     While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amount of the Company's credit risk exposure (arising from the possible inabilities of counter parties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counter parties' obligations exceed the obligations of the Company as these contracts can be settled on a net basis at the option of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

     As of December 31, 2001 and 2000, other than foreign currency forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

NOTE 5 -- STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     In November 1997, the Company sold 50,000 shares of newly authorized Series B convertible preferred stock ("Series B Preferred"), face value $1,000 per share, for aggregate proceeds of $50.0 million. Such shares are generally not entitled to vote on corporate matters. In connection with this original offering, the Company also agreed to issue a warrant upon conversion of such Series B Preferred to purchase 20% of the shares of the Company's common stock, $0.01 par value per share (the "Common Stock").

                         ASCENTIAL SOFTWARE CORPORATION

     During 1999, holders of the Series B Preferred Stock converted a total of 16,300 shares of Series B Preferred into 2,223,156 shares of Common Stock. In connection with such conversions, the Company also issued such holders of Series B Preferred warrants to purchase up to 444,628 shares of Common Stock at a purchase price of $7.84 per share and paid cash dividends in the amount of $1,528,699 to such stockholders.

     During 2000, the Company issued to one holder of Series B Preferred a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid such holder cash dividends, which were previously accrued, in the amount of $932,055. As of December 31, 2001 and 2000, no Series B Preferred was outstanding and warrants to purchase approximately 2,303,000 shares of Common Stock were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. All warrants to purchase shares of Common Stock issued in connection with the Series B Preferred are collectively referred to as the "Series B Warrants".

     The fair value of the Series B Warrants was deemed to be a discount to the conversion price of the respective equity instruments available to the holders of Series B Preferred. The discounts were recognized as a return to the holders of Series B Preferred (similar to a dividend) over the minimum period during which the holders of Series B Preferred could realize this return, which was six months. The discount has been accreted to additional paid in capital (accumulated deficit) in the Company's balance sheet and has been disclosed as a decrease in the amount available to holders of Common Stock on the face of the Company's statements of operations and for purposes of computing net income
(loss) per share. The fair value assigned to the Series B Warrants is based on an independent appraisal performed by a nationally recognized investment-banking firm.

  COMMON STOCK

     During 2001, the Company announced that its board of directors authorized a $350 million stock repurchase program. The Company intends, barring unforeseen circumstances, to repurchase its outstanding shares of Common Stock from time to time in the open market and through privately negotiated transactions subject to market conditions. During 2001, the Company repurchased approximately 34.0 million shares of Common Stock for an aggregate purchase price of approximately $143.0 million.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)..................................   $624,948      $(98,315)     $ (2,988)
  Preferred stock dividends..........................         --          (191)         (995)
                                                        --------      --------      --------
  Numerator for basic and diluted net income (loss)
     per common share................................   $624,948      $(98,506)     $ (3,983)
Denominator:
  Denominator for basic net income (loss) per common
     share --
     Weighted-average shares outstanding.............    275,930       280,082       257,220
     Weighted-average shares to be issued for
       litigation settlement.........................      1,560         6,056         5,425
                                                        --------      --------      --------
                                                         277,490       286,138       262,645
                                                        --------      --------      --------

                         ASCENTIAL SOFTWARE CORPORATION

                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Effect of dilutive securities:
     Employee stock options and restricted common
       stock.........................................      3,648            --            --
     Contingently issuable shares for litigation
       settlement....................................      3,184            --            --
     Common stock warrants...........................         13            --            --
                                                        --------      --------      --------
  Denominator for diluted net income (loss) per
     common share -- adjusted weighted-average shares
     and assumed conversions.........................    284,335       286,138       262,645
                                                        ========      ========      ========
Basic net income (loss) per common share.............   $   2.25      $  (0.34)     $  (0.02)
                                                        ========      ========      ========
Diluted net income (loss) per common share...........   $   2.20      $  (0.34)     $  (0.02)
                                                        ========      ========      ========

     As part of the Company's settlement in 1999 of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of 9.0 million shares ("settlement shares") of Common Stock at a guaranteed value of $91 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to this first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The stock price guarantee was not satisfied with respect to this final distribution of settlement shares, and the Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. Until the fourth quarter of 2001, the Company presumed it would satisfy the stock price guarantee by issuing the required amount of shares ("contingently issuable shares"). Accordingly, the contingently issuable shares are included as dilutive securities above for the period from January 1, 2001 to September 30, 2001.

     The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Common Stock or the Company had net losses and, therefore, these securities were anti-dilutive. A summary of the excluded potentially dilutive securities and the related exercise/conversion features is as follows:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Potentially dilutive securities:
  Stock options............................................  29,650   47,121   40,109
  Contingently issuable shares for litigation settlement...      --   12,730       --
  Common Stock Warrants
     Series B Warrants.....................................   2,303    2,303    2,168
     Ardent Warrants.......................................      --       --      400
  Series B Convertible Preferred Stock
     Preferred Shares......................................      --       --        7
     Equivalent common shares upon assumed conversion......      --      887    2,568
  Cloudscape Restricted Common Stock.......................      --       36      212

                         ASCENTIAL SOFTWARE CORPORATION

     The potentially dilutive stock options had per share exercise prices ranging from $4.93 to $28.10, $0.05 to $28.10, and $0.05 to $33.25, at December
31, 2001, 2000 and 1999, respectively.

     The Series B Warrants were issued in connection with the conversion of certain shares of Series B Preferred into shares of Common Stock. Upon conversion of the Series B Preferred, the holders received Series B Warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the Series B Preferred was converted. As of December 31, 2001, approximately 2,303,000 Series B Warrants were outstanding and exercisable through November 2002 at a per share exercise price of $7.84. As of December 31, 2001, there was no Series B Preferred outstanding as all remaining shares were converted into shares of Common Stock in July 2000.

     During 1996, Ardent issued warrants to existing stockholders to acquire approximately 400,000 shares of its common stock at an exercise price of $2.45 (the "Ardent Warrants"). In February 2000, prior to the merger, all of the Ardent Warrants were exercised.

     Certain of the outstanding shares issued in exchange for Cloudscape common stock and held by employees are subject to repurchase upon termination of employment. The numbers of shares subject to this repurchase right decreases as the shares vest over time, generally over four years. As of December 31, 2001, no shares were subject to repurchase. As of December 31, 2000 and 1999, 36,000, and 212,000, shares, respectively, were subject to repurchase at a weighted-average exercise price of $0.23 and $0.24, respectively.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

 OPTION PLANS

     In February 1989, the Company adopted the 1989 Outside Directors Stock Option Plan (the "1989 Plan"), whereby non-employee directors are automatically granted 15,000 non-qualified stock options upon election or re-election to the board of directors. One-third of the options vest and become exercisable in each full year of the outside director's continuous service as a director of the Company. A total of 1,600,000 shares have been authorized for issuance under the 1989 Plan, of which 480,000 shares are reserved for future issuance as of December 31, 2001.

     In April 1994, the Company adopted the 1994 Stock Option and Award Plan (the "1994 Plan"). Incentive stock options, nonqualified stock options, performance shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The compensation committee may grant awards, provided that during any fiscal year of the Company, no participant shall receive stock options exercisable into more than 250,000 shares of Common Stock or performance shares covering more than 100,000 shares of Common Stock. However, the compensation committee may grant options exercisable into up to 500,000 shares of Common Stock during any fiscal year of the Company in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, the Company's board of directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. A total of 24,000,000 shares have been authorized for issuance under the 1994 Plan, of which 3,853,000 shares are reserved for future issuance as of December 31, 2001.

     In July 1997, the Company adopted the 1997 Non-Statutory Stock Option Plan (the "1997 Plan"), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the board or committee delegated such duties by the board. A total of 1,015,000 shares have been authorized for issuance under the 1997 Plan, of which 500,000 shares are reserved for future issuance as of December 31, 2001.

                         ASCENTIAL SOFTWARE CORPORATION

     In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan (the "1998 Plan"). Options can be granted to employees and consultants with terms designated by the board or committee delegated such duties by the board. A total of 15,500,000 shares were authorized for issuance under the 1998 Plan, of which 572,948 shares are reserved for future issuance as of December 31, 2001. On March 8, 2002, the board of directors authorized an increase in the number of shares available for issuance under the 1998 Plan to 20,500,000.

     As a result of its acquisition of Cloudscape, Inc. ("Cloudscape") in October 1999, the Company assumed all outstanding Cloudscape stock options. Each Cloudscape stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of approximately
0.56 shares of Common Stock for each one share of Cloudscape common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.56.

     As a result of its acquisition of Ardent in March 2000, the Company assumed all outstanding Ardent stock options. Each Ardent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of 3.5 shares of Common Stock for each one share of Ardent common stock, and the exercise price was adjusted by dividing the exercise price by 3.5.

     Following is a summary of activity for all stock option plans for the three years ended December 31, 2001:

                                                                        WEIGHTED AVERAGE
                                                           NUMBER OF    ----------------
                                                            SHARES       EXERCISE PRICE
                                                          -----------   ----------------
Outstanding at December 31, 1998........................   40,353,044        $4.71
Options granted.........................................   13,102,052         8.14
Options assumed.........................................    2,212,781         3.76
Options exercised.......................................   (8,441,804)        3.04
Options canceled........................................   (7,117,793)        6.55
                                                          -----------        -----
Outstanding at December 31, 1999........................   40,108,280         5.77
Options granted.........................................   24,801,805         6.71
Options exercised.......................................   (7,222,002)        3.64
Options canceled........................................  (10,567,200)        7.50
                                                          -----------        -----
Outstanding at December 31, 2000........................   47,120,883         6.20
Options granted.........................................    7,431,117         4.60
Options exercised.......................................   (2,517,294)        3.49
Options canceled........................................   (9,906,556)        7.97
                                                          -----------        -----
Outstanding at December 31, 2001........................   42,128,150        $5.66
                                                          ===========        =====

                         ASCENTIAL SOFTWARE CORPORATION

     The following table summarizes information about options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                -------------------------------------   -----------------------
                                   NUMBER       WEIGHTED                   NUMBER
                                OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                   AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
                                DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES            2001          LIFE        PRICE         2001        PRICE
------------------------        ------------   -----------   --------   ------------   --------
$0.05 to $2.00................    1,815,340       5.65        $ 1.68      1,556,636     $ 1.75
$2.04 to $3.14................    4,177,297       6.33          2.82      3,593,757       2.80
$3.22 to $4.59................    5,959,739       8.42          4.04      1,922,745       4.01
$4.75 to $4.94................   12,127,207       8.56          4.93      9,294,500       4.94
$5.00 to $6.31................    7,405,336       7.62          5.25      3,983,231       5.35
$6.53 to $9.72................    7,770,162       7.39          7.90      5,029,049       7.94
$9.97 to $14.47...............    1,868,300       7.81         11.74      1,412,590      11.66
$15.10 to $28.10..............    1,004,769       7.93         17.57        852,371      17.60
                                 ----------                              ----------
$0.05 to $28.10...............   42,128,150       7.76          5.66     27,644,879       5.76
                                 ==========                              ==========

     At December 31, 2000 and 1999, respectively, 16,969,304 and 14,331,842 options were exercisable in connection with all stock option plans.

 EMPLOYEE STOCK PURCHASE PLAN

     In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The Company has reserved 4,000,000 shares of Common Stock for issuance under the 1997 ESPP. The 1997 ESPP permits eligible employees to purchase Common Stock through payroll deductions of up to 15 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The 1997 ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 2001, 2000 and 1999, the Company issued approximately 1,426,000 shares, 2,043,000 shares and 1,187,000 shares, respectively, under the 1997 ESPP.

     Ardent's Employee Stock Purchase Plan (the "Ardent ESPP") provided for the purchase of common stock at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. Ardent issued 432,000 shares in 1999 under the Ardent ESPP. The Ardent ESPP was terminated in April 2000.

 STOCK-BASED COMPENSATION

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

                         ASCENTIAL SOFTWARE CORPORATION

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                 OPTIONS                  ESPP
                                          2001    2000     1999    2001   2000    1999
                                          ----   -------   -----   ----   ----   -------
Expected life (years)...................  4.5      4.5       4.5   .25    .25        .25
Expected volatility.....................   86%      90%    70-73%   86%    90%     70-73%
Risk-free interest rate.................  4.3%     5.8%      5.7%  4.2%   5.9%   4.6-5.1%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the award's vesting period (for options) and the three-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                         2001         2000        1999
                                                       ---------   ----------   ---------
                                                       (IN THOUSANDS EXCEPT FOR PER SHARE
                                                                  INFORMATION)
Net income (loss) applicable to common
  stockholders.........................  As reported   $624,948    $ (98,506)   $ (3,983)
                                         Pro forma      590,925     (140,654)    (45,289)
Net income (loss) per common share:
  Basic................................  As reported   $   2.25    $   (0.34)   $  (0.02)
                                         Pro forma         2.13        (0.49)      (0.17)
  Diluted..............................  As reported       2.20        (0.34)      (0.02)
                                         Pro forma         2.08        (0.49)      (0.17)

     The weighted-average fair value of the options granted during 2001, 2000 and 1999 were $3.09, $4.70 and $5.24 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the 1997 ESPP during 2001, 2000 and 1999 were $1.26, $1.97 and $2.27 per share, respectively.

  401(K) PLAN

     The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee's contribution up to a maximum of $2,500. The Company's matching contributions to this 401(k) plan for 2001, 2000 and 1999 were $3.8 million, $4.9 million and $4.2 million, respectively.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense was $23.5 million, $44.0 million and $42.4 million in 2001, 2000 and 1999, respectively.

     In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $63.8 million. In the fourth quarter of 1997, the Company assigned the lease to an unrelated third party. The Company remains contingently liable for minimum lease payments under this assignment.

                         ASCENTIAL SOFTWARE CORPORATION

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases (excluding the assigned lease mentioned above) as of December 31, 2001, are as follows (in thousands):

YEAR ENDING DECEMBER 31
-----------------------
2002........................................................  $21,272
2003........................................................   12,520
2004........................................................    5,646
2005........................................................    3,808
2006........................................................    3,161
Thereafter..................................................    5,972
                                                              -------
Total payments..............................................  $52,379
                                                              =======

     The total payments due as of December 31, 2001 under non-cancelable operating leases include $15.2 million payable to IBM through 2008 for the provision of office space in facilities where the underlying lease has been assigned to IBM in connection with the IBM Transaction (See Note 13, below, to these Notes to Consolidated Financial Statements).

     As part of the IBM Transaction, the Company has agreed to indemnify IBM for certain representations and warranties that have been made under the terms of the IBM Transaction agreements. IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date.

NOTE 9 -- BUSINESS SEGMENTS

     In recent years, the Company has operated under four reportable operating segments that report to the Company's chief executive officer, (the "Chief Operating Decision Maker"). These reportable operating segments, North America, Europe, Asia/Pacific and Latin America, are organized, managed and analyzed geographically and operate in one industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company's products are marketed internationally through the Company's subsidiaries and through application resellers, OEMs and distributors.

                         ASCENTIAL SOFTWARE CORPORATION

     Financial information for the Company's North America, Europe, Asia/Pacific and Latin America operating segments is summarized below by year:

                               NORTH                                 LATIN
                              AMERICA      EUROPE    ASIA/PACIFIC   AMERICA   OTHER(3)      TOTAL
                             ----------   --------   ------------   -------   ---------   ----------
                                                         (IN THOUSANDS)
2001:
  Net revenues from
    unaffiliated
    customers..............  $  259,787   $141,689     $ 45,994     $33,862   $      --   $  481,332
  Transfers between
    segments(1)............     (11,323)     6,215        1,994       3,114          --           --
  Total net revenues.......     248,464    147,904       47,988      36,976          --      481,332
  Operating loss(2)........     (57,836)   (26,213)      (7,122)     (5,255)        266      (96,160)
  Identifiable assets at
    December 31............   1,038,717    252,060       15,120       4,866    (230,191)  $1,080,572
  Depreciation and
    amortization expense...      20,860      2,715        1,440         715          --       25,730
  Capital expenditures.....      14,753      2,288          235         440          --       17,716
2000:
  Net revenues from
    unaffiliated
    customers..............  $  481,973   $278,534     $ 99,429     $69,383   $      --   $  929,319
  Transfers between
    segments(1)............     (25,191)     9,808        8,866       6,517          --           --
  Total net revenues.......     456,782    288,342      108,295      75,900          --      929,319
  Operating income
    (loss)(2)..............    (149,647)    53,936       (7,219)      1,628         118     (101,184)
  Identifiable assets at
    December 31............     653,565    177,003       32,018      13,348    (220,053)     655,881
  Depreciation and
    amortization expense...      42,945      7,332        2,853       1,341          --       54,471
  Capital expenditures.....      32,258      9,246        1,995       1,117          --       44,616
1999:
  Net revenues from
    unaffiliated
    customers..............  $  551,051   $320,040     $106,011     $62,009   $      --   $1,039,111
  Transfers between
    segments(1)............     (34,259)    19,738        7,776       6,745          --           --
  Total net revenues.......     516,792    339,778      113,787      68,754          --    1,039,111
  Operating income(2)......      58,142     19,764       32,908       3,700       1,065      115,579
  Identifiable assets at
    December 31............     839,686     67,424       16,954      15,167    (145,894)     793,337
  Depreciation and
    amortization expense...      47,023      7,556        3,584       1,524          --       59,687
  Capital expenditures.....      22,221      5,088        1,403       1,047          --       29,759

---------------

(1) The Company allocates revenue to operating segments depending on the location of the country where the order is placed, the location of the country where the license is installed or service is delivered, the type of revenue (license or service) and whether the sale was through a reseller or to an end user.

     The accounting policies of the segments are the same as those described above in Note 1 to these Notes to the Consolidated Financial Statements.

(2) Operating income (loss) excludes the effect of transfers between segments.

                         ASCENTIAL SOFTWARE CORPORATION

(3) Represents consolidating adjustments such as elimination of intercompany balances.

     The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows:

                                                        2001       2000        1999
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
Operating income (loss) of reportable operating
  segments..........................................  $(96,426)  $(101,302)  $114,514
Consolidating adjustments...........................       266         118      1,065
Other income (expense)..............................   878,460      18,887    (86,584)
                                                      --------   ---------   --------
Income (loss) before income taxes...................  $782,300   $ (82,297)  $ 28,995
                                                      ========   =========   ========

     On September 19, 2000, the Company announced organizational changes as part of its strategic realignment, which includes the establishment of two operating businesses: Ascential Software and Informix Software. Ascential Software was a newly established IAM business providing content management and data integration infrastructure solutions to organizations worldwide. Informix Software focused on providing database management systems for data warehousing, transaction processing, and e-Business applications. As discussed below in Note 13 to these Notes to Consolidated Financial Statements, the Company completed the sale of its database business to IBM during the third quarter of 2001. Revenues from external customers for each group of similar products and services offered by Ascential Software and Informix Software are summarized below by year (in millions):

                                                             2001     2000      1999
                                                            ------   ------   --------
ASCENTIAL SOFTWARE
  License revenues........................................  $ 62.4   $ 66.7   $   52.0
  Service revenues:
     Maintenance revenues.................................    29.1     20.1        6.9
     Consulting and education revenues....................    32.4     34.9       23.2
                                                            ------   ------   --------
  Total service revenues..................................    61.5     55.0       30.1
                                                            ------   ------   --------
  Total revenues-- Ascential Software.....................  $123.9   $121.7   $   82.1
                                                            ======   ======   ========
INFORMIX SOFTWARE
  License revenues........................................  $149.3   $337.7   $  483.9
  Service revenues:
     Maintenance revenues.................................   183.8    392.4      361.3
     Consulting and education revenues....................    24.3     77.5      111.8
                                                            ------   ------   --------
  Total service revenues..................................   208.1    469.9      473.1
                                                            ------   ------   --------
  Total revenues--Informix Software.......................  $357.4   $807.6   $  957.0
                                                            ======   ======   ========

                         ASCENTIAL SOFTWARE CORPORATION

                                                             2001     2000      1999
                                                            ------   ------   --------
ASCENTIAL SOFTWARE CORPORATION (COMBINED TOTAL OF INFORMIX
  SOFTWARE AND ASCENTIAL SOFTWARE)
  License revenues........................................  $211.7   $404.4   $  535.9
  Service revenues:
     Maintenance revenues.................................   212.9    412.5      368.2
     Consulting and education revenues....................    56.7    112.4      135.0
                                                            ------   ------   --------
  Total service revenues..................................   269.6    524.9      503.2
                                                            ------   ------   --------
  Total revenues..........................................  $481.3   $929.3   $1,039.1
                                                            ======   ======   ========

     As discussed above, the Company undertook a strategic realignment to transition from five former business units into the two operating businesses during the second half of 2000. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, there is no disclosure of separate historical operating results for periods prior to December 31, 2000. Below is a summary of the results of operations based on the two operating businesses for the year ended December 31, 2001:

YEAR ENDED                                                                     ASCENTIAL SOFTWARE
DECEMBER 31, 2001                    INFORMIX SOFTWARE   ASCENTIAL SOFTWARE       CORPORATION
-----------------                    -----------------   ------------------   --------------------
                                                             (IN MILLIONS)
Total net revenues.................       $357.4              $ 123.9                $481.3
Operating income (loss)*...........       $  9.3              $(105.5)               $(96.2)

---------------

* Operating income (loss) includes amortization of goodwill and purchased intangibles of $2.6 million for the year ended December 31, 2001 for Informix Software. Operating income (loss) includes amortization of goodwill and purchased intangibles of $8.1 million for the year ended December 31, 2001 for Ascential Software.

                         ASCENTIAL SOFTWARE CORPORATION

     Information as to the Company's operations in different geographical areas is as follows:

                                                             2001     2000      1999
                                                            ------   ------   --------
                                                                  (IN MILLIONS)
Revenues, net of transfers between segments:
  United States...........................................  $248.4   $456.8   $  516.8
                                                            ------   ------   --------
  Total North America.....................................   248.4    456.8      516.8
                                                            ------   ------   --------
  United Kingdom..........................................    44.7     79.4      104.7
  Germany.................................................    25.2     65.4       75.1
  France..................................................    20.0     31.0       47.1
  Spain...................................................    11.6     13.9       14.5
  Italy...................................................    11.2     16.4       13.6
  Other countries.........................................    35.2     82.2       84.8
                                                            ------   ------   --------
  Total Europe............................................   147.9    288.3      339.8
                                                            ------   ------   --------
  Japan...................................................     9.0     27.5       32.3
  China...................................................     8.5     13.4       15.7
  Australia...............................................     7.1     19.0       24.3
  Korea...................................................     6.1     13.1        8.6
  Other countries.........................................    17.3     35.3       32.9
                                                            ------   ------   --------
  Total Asia/Pacific......................................    48.0    108.3      113.8
                                                            ------   ------   --------
  Mexico..................................................    15.4     34.8       31.4
  Brazil..................................................     8.4     12.6        9.6
  Argentina...............................................     4.3      8.9        9.0
  Other countries.........................................     8.9     19.6       18.7
                                                            ------   ------   --------
  Total Latin America.....................................    37.0     75.9       68.7
                                                            ------   ------   --------
                                                            $481.3   $929.3   $1,039.1
                                                            ======   ======   ========

                         ASCENTIAL SOFTWARE CORPORATION

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Property and equipment, net
  United States.............................................  $ 7.9   $51.8
  Other.....................................................    0.3     0.6
                                                              -----   -----
  Total North America.......................................    8.2    52.4
                                                              -----   -----
  United Kingdom............................................    1.2     2.7
  Spain.....................................................    0.7     0.5
  France....................................................    0.6     1.1
  Germany...................................................    0.2     1.4
  Ireland...................................................     --     2.2
  Other countries...........................................    0.3     2.0
                                                              -----   -----
  Total Europe..............................................    3.0     9.9
                                                              -----   -----
  Asia/Pacific..............................................    0.2     2.8
  Latin America.............................................    0.3     2.5
                                                              -----   -----
  Total Asia/Pacific and Latin America......................    0.5     5.3
                                                              -----   -----
                                                              $11.7   $67.6
                                                              =====   =====

NOTE 10 -- INCOME TAXES

     The provision for income taxes applicable to income (loss) before income taxes consists of the following:

                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Currently payable:
  Federal..............................................  $ 84,930   $    --   $ 5,929
  State................................................    13,648        50       754
  Foreign..............................................    22,415     7,711    15,647
                                                         --------   -------   -------
                                                          120,993     7,761    22,330
Reduction in goodwill for the tax benefit from
  utilization of acquired company's tax attributes.....     2,584        --        --
Charge equivalent to the federal and state tax benefit
  related to employee stock options....................    26,928        --        --
Deferred:
  Federal..............................................     4,642     3,211       187
  State................................................     2,205        --      (958)
  Foreign..............................................        --     5,046    10,424
                                                         --------   -------   -------
                                                            6,847     8,257     9,653
                                                         --------   -------   -------
                                                         $157,352   $16,018   $31,983
                                                         ========   =======   =======

                         ASCENTIAL SOFTWARE CORPORATION

     Income (loss) before income taxes consists of the following:

                                                        2001       2000        1999
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
Domestic............................................  $622,857   $(152,876)  $(20,705)
Foreign.............................................   159,443      70,579     49,700
                                                      --------   ---------   --------
                                                      $782,300   $ (82,297)  $ 28,995
                                                      ========   =========   ========

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

                                       2001                 2000                1999
                                ------------------   ------------------   -----------------
                                 AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT
                                --------   -------   --------   -------   -------   -------
                                                      (IN THOUSANDS)
Computed tax (benefit) at
  federal statutory rate......  $273,805     35.0%   $(28,804)    35.0%   $10,148     35.0%
Valuation allowance...........  (149,469)   (19.1)     46,854    (56.9)   (11,940)   (41.2)
State income taxes, net of
  federal tax benefit.........    34,121      4.4          50     (0.1)       644      2.2
Foreign withholding taxes not
  currently creditable........     3,649      0.5       3,672     (4.5)     8,957     30.9
Foreign tax credits...........   (11,805)    (1.5)         --       --         --       --
Foreign taxes, net............   (33,391)    (4.3)    (20,078)    24.4     18,686     64.5
Non-deductible charges........    39,398      5.0      15,750    (19.1)     3,515     12.1
Other, net....................     1,044      0.1      (1,426)     1.7      1,973      6.8
                                --------    -----    --------    -----    -------    -----
                                $157,352     20.1%   $ 16,018    (19.5)%  $31,983    110.3%
                                ========    =====    ========    =====    =======    =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes are not provided on the undistributed earnings of approximately $198.3 million of subsidiaries operating outside the U.S. that have been or are intended to be permanently reinvested. The amount of

                         ASCENTIAL SOFTWARE CORPORATION
unrecognized deferred tax liability on the undistributed earnings can not be practicably determined at this time. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                2001       2000
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
Reserves and accrued expenses...............................  $  8,911   $   8,156
Deferred revenue............................................       454       4,039
Foreign net operating loss carryforwards....................    13,035      23,114
Domestic net operating loss carryforwards...................    45,346     128,464
Litigation settlement.......................................        --      23,085
Foreign tax credits.........................................     9,108      14,257
R&D and AMT credit carryforwards............................    22,831      31,038
Acquisition and restructuring reserves......................    14,066      11,014
Other.......................................................        --      17,743
                                                              --------   ---------
Total deferred tax assets...................................   113,751     260,910
Valuation allowance for deferred tax assets.................   (73,180)   (250,549)
                                                              --------   ---------
Deferred tax assets, net of valuation allowance.............    40,571      10,361
                                                              --------   ---------
Deferred Tax Liabilities:
Capitalized software........................................     6,504      10,361
Acquisition and restructuring reserves......................    37,222          --
Other.......................................................     4,723          --
                                                              --------   ---------
Total deferred tax liabilities..............................    48,449      10,361
                                                              --------   ---------
Net deferred tax liabilities................................  $ (7,878)  $      --
                                                              ========   =========

     At December 31, 2001, the Company had approximately $30.5 million and $113.4 million of foreign and federal net operating loss carryforwards, respectively. The foreign net operating loss carryforwards expire at various dates beginning in 2002. The federal net operating loss carryforwards expire at various dates beginning in 2004. At December 31, 2001, the Company had approximately $31.9 million of various federal tax credit carryforwards that will expire at various dates beginning in 2002.

     The valuation allowance was decreased by $177.3 million in 2001 and was increased by $73.7 million in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences.

     Subsequently recognizable tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2001 will be as follows:

Income tax benefit from continuing operations...............   $50,986
Goodwill and other non-current intangible assets............    20,305
Additional paid-in capital..................................     1,889
                                                               -------
Total.......................................................   $73,180
                                                               =======

                         ASCENTIAL SOFTWARE CORPORATION

NOTE 11 -- BUSINESS COMBINATIONS

  POOLING-OF-INTERESTS COMBINATIONS

     On March 1, 2000, the Company completed its acquisition of Ardent, a provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of Common Stock in exchange for each outstanding share of Ardent common stock held by such shareholder (the "Ardent Merger"). An aggregate of 70,437,000 shares of Common Stock were issued pursuant to the Ardent Merger, and an aggregate of 17,174,000 options to purchase Ardent common stock were assumed by the Company. The Ardent Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

     On October 8, 1999, the Company completed its acquisition of Cloudscape, a privately held provider of synchronized database solutions for the remote and occasionally connected workforce. In the acquisition, the former shareholders of Cloudscape received 0.56 shares of the Common Stock in exchange for each outstanding share of Cloudscape common stock held by such shareholder (the "Cloudscape Merger"). An aggregate of 9,583,000 shares of Common Stock were issued pursuant to the Cloudscape Merger, and an aggregate of 417,000 options and warrants to purchase Cloudscape common stock were assumed by the Company. The acquisition of Cloudscape was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Cloudscape.

     The results of operations previously reported by the separate pooled enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below for the year ended December 31, 1999 (in thousands):

Net revenues:
  Ascential.................................................   $  868,708
  Ardent....................................................      169,186
  Cloudscape(1).............................................        1,217
                                                               ----------
  Combined..................................................   $1,039,111
                                                               ==========
Net income (loss):
  Ascential.................................................   $   (5,256)
  Ardent....................................................        8,597
  Cloudscape(1).............................................       (6,329)
                                                               ----------
  Combined..................................................   $   (2,988)
                                                               ==========

---------------

(1) The amounts reported for Cloudscape for 1999 are for the nine months ended September 30, 1999 as the merger was completed on October 8, 1999.

     No adjustments were necessary to conform accounting policies of the combined entities.

  PURCHASE COMBINATIONS

     On November 28, 2001, the Company acquired Torrent Systems, Inc. ("Torrent"), a provider of highly scalable parallel processing infrastructure software for the development and execution of data warehousing, business intelligence and analytical applications. Under terms of the acquisition, the Company will pay $44.1 million to acquire all outstanding common and preferred shares of Torrent. In addition, the Company

                         ASCENTIAL SOFTWARE CORPORATION
issued options to purchase 216,000 shares of Common Stock in exchange for outstanding options to purchase Torrent common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in thousands):

Cash........................................................   $37,768
Accrued amount payable to former stockholders...............     6,300
Net liabilities assumed.....................................     4,133
Accrued merger and integration costs........................     1,800
Fair value of stock options exchanged.......................       651
                                                               -------
Total.......................................................   $50,652
                                                               =======

     The purchase price was allocated as follows:

Tangible assets acquired....................................   $   895
Intangible assets:
  Existing technology.......................................     4,100
  Customer list.............................................     1,100
  Deferred compensation from exchanged stock options........       565
  Goodwill..................................................    38,492
                                                               -------
  Total intangible assets...................................    44,257
  In-process research and development.......................     5,500
                                                               -------
  Total.....................................................   $50,652
                                                               =======

     The portion of the purchase price allocated to in-process research and development costs in the Torrent acquisition was $5.5 million, or approximately 11% of the total purchase price. The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

     The remaining identified intangible assets acquired were assigned fair values based upon an independent appraisal and amounted to $5.2 million. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $38.5 million. Total intangible assets acquired of approximately $44.3 million are included in "Intangible assets" in the accompanying consolidated balance sheets. The existing technology and customer list are being amortized over three years. The goodwill is not being amortized in accordance with current accounting standards and will be tested for impairment on a periodic basis.

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

Stock and stock options, net of issuance costs..............   $48,184
Liabilities assumed.........................................    16,332
Accrued merger and integration costs........................     9,724
                                                               -------
Total.......................................................   $74,240
                                                               =======

                         ASCENTIAL SOFTWARE CORPORATION

     The purchase price was allocated as follows:

Tangible assets acquired....................................   $11,972
Intangible assets:
  Existing technology.......................................    10,296
  Workforce.................................................     4,274
  Customer list.............................................     1,645
  Goodwill..................................................    41,001
                                                               -------
Total intangible assets.....................................    57,216
In-process research and development.........................     5,052
                                                               -------
Total.......................................................   $74,240
                                                               =======

     Ardent determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of Prism, which indicated that approximately $5.1 million of the acquired intangibles consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. Accordingly, Ardent expensed this amount to operations upon the closing of the acquisition. The remaining identified intangible assets acquired were assigned fair values based upon an independent appraisal and amounted to $16.2 million. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $41.0 million. Total intangible assets acquired of approximately $57.2 million are included in "Intangible assets" in the accompanying consolidated balance sheets, and are being amortized over three to ten years.

     The following pro forma financial information presents the combined results of operations of Ascential, Torrent, and Prism as if the acquisitions had occurred as of the beginning of 2001, 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill and excluding the write-off of acquired in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had these three companies constituted a single entity during such periods.

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2001           2000           1999
                                                     -----------   ------------   -------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net revenues.......................................   $485,473      $ 934,626      $1,051,762
Net income (loss)..................................    621,814       (105,707)        (30,234)
Net income (loss) per share........................   $   2.19      $   (0.37)     $    (0.12)

NOTE 12 -- LITIGATION

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

                         ASCENTIAL SOFTWARE CORPORATION

     In October and November 1999, state and federal courts granted final approval of a settlement agreed to by the Company and the other parties to the various private securities and related litigation against the Company (the "Settlement"). The Settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the Settlement, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain insurance carriers on behalf of certain of the Company's current and former officers and directors. The Company agreed to contribute a minimum of 9.0 million shares of the Common Stock, which was required to provide a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the Settlement by the courts. The first distribution of shares of the Common Stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the Settlement. Pursuant to the terms of the Settlement, the Company paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the Settlement. The $26.2 million cash settlement resulted in a reduction to additional paid-in capital as of December 31, 2001. The Company's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the Settlement was $142.0 million.

     EXPO 2000 filed an action against Ascential Software GmbH (the Company's German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. Ascential Software GmbH filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against Ascential Software GmbH in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court's judgment and issued a judgment in favor of Ascential Software GmbH in the amount of approximately $2.5 million. During the quarter ended September 2001, EXPO 2000 filed an appeal against the decision with the German appellate court. Consideration of this final appeal has been deferred until at least March 2002. Accordingly, the Company continues to have a reserve of approximately $3.1 million for the estimated outcome.

     The Company is a defendant in two actions filed against Unidata prior to its merger with Ardent (prior to its merger with the Company). One action was filed in May 1996 in the U.S. District Court for the Western District of Washington, and the other action was filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserts damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against Ardent for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million.

     The Company, as successor-in-interest to Unidata, has been joined as a party in an action in China filed against Unidata, its former distributor and a customer by the same plaintiff who filed the U.S actions against Unidata and a related company. This action in China arises out of the same facts at issue in the U.S actions. The Company and the plaintiff have agreed in principle to a settlement pursuant to which, among other things, the Company would pay the plaintiff approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to

                         ASCENTIAL SOFTWARE CORPORATION
attorneys fees and any amounts paid in settlement, which are not estimable at December 31, 2001. The Company has reserved $16.0 million for this settlement as of December 31, 2001. The settlement, however, has not yet been finalized.

     From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company's business or financial condition.

NOTE 13 -- SALE OF THE DATABASE BUSINESS

     On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the database business for approximately $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the database business in the nine remaining countries that were not closed on July 1, 2001 (the "Phase 2 countries"). IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction agreement (the "Agreement"). IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. Beginning July 1, 2001, interest will accrue at 6% per annum on the amount of the holdback ultimately released to the Company. Accrued interest on the holdback was $3.0 million at December 31, 2001. The holdback and accrued interest are included in "Receivable from sale of database business" on the accompanying consolidated balance sheets. In connection with the IBM Transaction, the Company paid IBM $11.6 million, which is equal to 18% of certain deferred revenues of the database business for which the Company had received payment. In addition, the Company will pay IBM $13.2 million to fund the transfer of certain employee-related accruals during the quarter ending March 31, 2002.

     As a result of the sale of database assets, the Company recorded a gain, after transaction costs and related charges, but excluding taxes, of $865.7 million for the year ended December 31, 2001. The following table sets forth the components of the gain (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Cash proceeds received from IBM.............................     $  900.0
IBM holdback................................................        100.0
                                                                 --------
Gross sale proceeds.........................................      1,000.0
Deferred revenue adjustment.................................        (11.6)
Employee-related accrual adjustment.........................        (13.2)
Minimum net working capital adjustment......................          3.7
                                                                 --------
Adjusted sale proceeds......................................        978.9
Net assets transferred to IBM...............................        (71.3)
Transaction costs and related charges.......................        (41.9)
                                                                 --------
Gain resulting from the IBM Transaction.....................     $  865.7
                                                                 ========

                         ASCENTIAL SOFTWARE CORPORATION

     The following table sets forth the components of the transaction costs and related charges incurred during the year ended December 31, 2001 (in millions):

                                                        PAYMENTS/    DUE    ACCRUAL BALANCE
                                                        NON-CASH    FROM     DECEMBER 31,
                                              CHARGES    CHARGES     IBM         2001
                                              -------   ---------   -----   ---------------
Professional fees...........................   $35.7     $(32.7)    $  --        $ 3.0
Severance and employment-related costs......    24.6      (14.3)       --         10.3
Severance reimbursement from IBM............   (21.3)        --      21.3           --
Other charges...............................     2.9       (2.2)       --          0.7
                                               -----     ------     -----        -----
Accrued transaction costs and related
  charges included in Accrued expenses......   $41.9     $(49.2)    $21.3        $14.0
                                               =====     ======     =====        =====

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction and also a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees that joined IBM. As of December 31, 2001, severance payments and related taxes had been paid to terminate approximately 50 employees. The remaining accrual balance of $10.3 million will be paid to approximately 50 employees on various dates extending through March 2002. Under the terms of the Agreement, IBM will reimburse the Company $21.3 million for severance related costs. Other charges consist primarily of non-recoverable transfer and sales taxes arising from the transaction and various other items.

     Under the terms of the Agreement, the Company was obligated to transfer $124.0 million of net working capital, as defined in the Agreement, to IBM. If the net working capital transferred to IBM exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM were less than $124.0 million, the Company would pay IBM an amount equal to the difference. As of December 31, 2001, the Company expects to be reimbursed $3.7 million by IBM, which it estimates to be the minimum net working capital adjustment. Accordingly, the Company has recognized the minimum net working capital adjustment of $3.7 million in the gain resulting from the IBM Transaction. The Company expects the net working capital adjustment will be finalized with IBM by April 2002, at which time any subsequent adjustment is not expected to be material to the financial position of the Company.

     The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consist of the performance of certain administrative functions and the provision of office space in shared facilities where one of the parties is the primary leaseholder. To facilitate the provision of these services, the Company and IBM had entered into reciprocal transitional service agreements, under which both parties will provide and utilize transitional services at agreed upon rates that the Company believes represents the fair value of such services. During the six months ended December 31, 2001, we provided to IBM and purchased from IBM transitional services amounting to $2.6 million and $4.1 million, respectively. The provision of shared administrative functions and office space in shared facilities is expected to continue through the middle of 2002.

     The Company has a net receivable due from IBM of $10.2 million included in Other current assets as of December 31, 2001. This balance primarily consists of a $21.3 million receivable from IBM for the reimbursement of severance-related costs incurred by the Company and amounts due to and from both parties for transitional services that have been provided during the second half of 2001. A $13.2 million payable to IBM for certain employee-related accruals that were transferred to IBM offsets these receivables.

                         ASCENTIAL SOFTWARE CORPORATION

     The database business and the Company's ongoing operations are both businesses that consist of providing information management software to medium-size to large businesses and organizations. As such, the sale of the database business to IBM does not constitute a disposal of a business segment. Accordingly, the results and net assets of the database business are not classified as discontinued operations.

     Effective on the closing of the IBM Transaction, IBM and the Company entered into an agreement to settle existing outstanding patent infringement litigation between the parties for no consideration.

NOTE 14 -- ACCRUED MERGER, REALIGNMENT AND OTHER CHARGES

     The following table summarizes the components of the accrued merger, realignment and other charges at December 31, 2001 and 2000, respectively (in millions):

                                                              2001    2000
                                                              -----   -----
Third quarter 2001 Realignment..............................  $ 3.8   $  --
Facility reserves resulting from IBM Transaction............   25.0      --
2000 strategic realignment..................................    5.2    23.7
Ardent merger...............................................    0.7     3.3
Prism and other.............................................    0.4     1.2
                                                              -----   -----
                                                              $35.1   $28.2
                                                              =====   =====

  THIRD QUARTER 2001 REALIGNMENT

     During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. Accordingly, the Company recorded realignment and other charges of $12.0 million. The following analysis sets forth the significant components of the charge recognized during the year ended December 31, 2001 and the accrual activity for the year ended December 31, 2001 (in millions):

                                                                                BALANCE AT
                                                                    NON-CASH   DECEMBER 31,
                                               CHARGES   PAYMENTS   CHARGES        2001
                                               -------   --------   --------   ------------
Severance and employment-related costs.......   $10.1     $(6.3)     $  --         $3.8
Write-off of abandoned technology............     1.9        --       (1.9)          --
                                                -----     -----      -----         ----
                                                $12.0     $(6.3)     $(1.9)        $3.8
                                                -----     -----      -----         ----

     Severance and employment-related costs primarily consisted of termination compensation and related benefits for employees. As of December 31, 2001, termination compensation and related benefits had been paid to terminate approximately 190 employees. The remaining accrual balance of $3.8 million to terminate approximately 70 employees will be paid on various dates extending through March 2002.

     The write-off of abandoned technology of $1.9 million relates to the iDecide product, which was abandoned as a result of the sale of the database business.

  FACILITY AND EQUIPMENT CHARGES RESULTING FROM IBM TRANSACTION

     In connection with the IBM Transaction (See Note 13, above, in these Notes to Consolidated Financial Statements), the Company recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities that the Company no longer occupied at December 31, 2001. This charge is comprised of a

                         ASCENTIAL SOFTWARE CORPORATION
reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these abandoned facilities. The following table summarizes the components of the charge recorded during 2001 and the subsequent accrual activity (in millions):

                                                                                BALANCE AT
                                                                    NON-CASH   DECEMBER 31,
                                               CHARGES   PAYMENTS   CHARGES        2001
                                               -------   --------   --------   ------------
Residual lease obligations and restoration
  costs......................................   $33.0     $(8.0)     $  --        $25.0
Fixed asset write-offs.......................     2.3        --       (2.3)          --
                                                -----     -----      -----        -----
                                                $35.3     $(8.0)     $(2.3)       $25.0
                                                =====     =====      =====        =====

     The $33.0 million charge for residual lease obligations is based upon lease obligations that the Company estimates it will incur from the date of the Company's exit from the facility to the end of the corresponding lease term, net of rental payments from IBM or other sub-lessees. This charge also includes estimated restoration costs for facilities that the Company has either exited or finalized plans to exit as of December 31, 2001. The leases relating to facilities that the Company has exited or plans to exit at December 31, 2001 begin to expire in 2002 through 2008. Included in the $33.0 million charge for residual lease obligations and restoration costs is $1.7 million of lease payments made in 2001 that relate to vacant space in facilities that the Company plans to exit permanently, but had not completely exited by December 31, 2001. The Company expects to complete the permanent exiting of these facilities at various dates during 2002. Lease payments to be made prior to the permanent exit date have not been accrued.

  2000 STRATEGIC REALIGNMENT

     During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $93.5 million relating to its plans to realign its operations by establishing two operating businesses, of which $6.6 million was recorded during 2001. The following analysis sets forth both the significant components of the charge recognized during the year ended December 31, 2001 and the accrual activity for the year ended December 31, 2001 (in millions):

                                          ACCRUAL AT                              ACCRUAL AT
                                         DECEMBER 31,    CHARGES/                DECEMBER 31,
                                             2000       ADJUSTMENTS   PAYMENTS       2001
                                         ------------   -----------   --------   ------------
Severance and employment-related
  costs................................     $22.8          $3.5        $(26.2)       $0.1
Facilities and equipment costs.........       3.6           1.9          (3.5)        2.0
Costs to exit various commitments and
  programs.............................       2.3           1.2          (0.5)        3.0
                                            -----          ----        ------        ----
                                            $28.7          $6.6        $(30.2)       $5.1
                                                           ====        ======
Amount included in Accrued employee
  compensation.........................      (5.0)                                     --
                                            -----                                    ----
Amount included in Accrued merger,
  realignment and other charges........     $23.7                                    $5.1
                                            =====                                    ====

     Severance and employment-related costs of $3.5 million included $5.1 million of retention and incentive bonuses for employees who management believed were critical to the successful outcome of the realignment and $0.8 million for payments to qualified employees related to the Company's decision to terminate its

                         ASCENTIAL SOFTWARE CORPORATION
sabbatical plan, offset by reversing adjustments of $2.4 million to revise estimates for termination compensation and related benefits. As of December 31, 2001, termination compensation and related benefits had been paid to terminate approximately 790 employees. The remaining accrual balance of $0.1 million will be paid on various dates extending through March 2002.

     Included in the $1.9 million charge for facilities and equipment costs was $0.5 million for the write-off of leasehold improvements, as these assets are no longer being used, and $1.4 million for lease obligations for redundant facilities. The remaining accrual balance at December 31, 2001 of $2.0 million is for lease obligations that extend through 2005 for redundant facilities.

     Included in the $1.2 million charge for costs to exit various commitments and programs was an adjustment of $1.0 to revise estimates for the termination of contracted service commitments. The remaining accrual of $3.1 million for costs to exit various commitments and programs should be settled by March 2002.

  ARDENT MERGER

     In connection with the merger with Ardent, the Company recorded a charge of $50.0 million for merger, integration and restructuring costs, of which $39.9 million was for accrued merger and restructuring costs. This amount included $14.5 million for financial advisor, legal and accounting fees related to the merger, $13.0 million for severance and employment related costs associated with the termination of approximately 210 employees from various organizations throughout the Company who held overlapping positions, $8.9 million for the closure of facilities and equipment costs associated with combining the operations of the two companies and $3.5 million for the write-off of redundant technology and other duplicate costs. The remaining $10.1 million was for integration and transition costs incurred during the quarter ended March 31, 2000. Subsequent to the quarter ended March 31, 2000, the Company recorded adjustments of $8.9 million to the merger and restructuring charge. The major components of the adjustments were a $4.7 million adjustment to accrued facility and equipment costs and a $2.6 million adjustment to accrued severance and employment costs. The adjustment to the accrued facility and equipment costs resulted from the Company's ability to exit or sub-lease certain facility leases in advance of original estimates, and the adjustment to accrued severance costs resulted from the 2000 Strategic Realignment, which allowed for the Company's retention of certain former Ardent executives, who therefore did not receive severance. The following analysis sets forth the significant components of the accrual activity for the year ended December 31, 2001 (in millions):

                                                      ACCRUAL                    ACCRUAL
                                                     BALANCE AT                 BALANCE AT
                                                    DECEMBER 31,   PAYMENTS/   DECEMBER 31,
                                                        2000        CHARGES        2001
                                                    ------------   ---------   ------------
Financial advisor and other fees..................      $1.1         $(0.9)        $0.2
Severance and employment-related costs............       1.0          (1.0)          --
Facilities and equipment costs....................       1.2          (0.7)         0.5
                                                        ----         -----         ----
                                                        $3.3         $(2.6)        $0.7
                                                        ====         =====         ====

     It is anticipated that the remaining $0.2 million for professional services related to the merger will be paid in 2002. The remaining facilities costs of approximately $0.5 million remains unpaid and relates to future rental obligations on idle facilities that expire at various dates through 2003.

  PRISM AND OTHER

     On April 26, 1999, Ardent acquired Prism, a provider of data warehouse management software that assists customers in developing, managing and maintaining data warehouses. In connection with the merger with Prism, Ardent recorded a charge of $9.7 million for accrued merger and restructuring costs. The accrual included approximately $2.9 million for professional fees and other acquisition-related costs, $3.5 million for

                         ASCENTIAL SOFTWARE CORPORATION
severance and related benefits to terminate 52 employees who held overlapping positions and $3.3 million for costs associated with the shutdown and consolidation of Prism facilities. As of December 31, 2001, approximately $0.3 million remained unpaid in respect of future rental obligations on idle facilities that expire at various dates through 2004.

     As part of the Company's acquisition of Cloudscape, the Company recorded a charge of $2.8 million during the quarter ended December 31, 1999, for accrued merger and restructuring costs. This amount included $1.2 million for financial advisor, legal and accounting fees related to the merger and $1.6 million for costs associated with combining the operations of the two companies including expenditures of $0.7 million for severance and related costs, $0.4 million for closure of facilities and $0.5 million for the write-off of redundant assets and other costs. As of December 31, 2001, all obligations related to the Cloudscape merger had been paid.

     In May 1999, Ardent adopted a formal plan to exit the operations of O2 Technologies, Inc. ("O2"), which had been acquired by Ardent in December 1997, and recorded a charge of $9.9 million for accrued restructuring charges. The charge was comprised of $5.9 million for asset impairment, $3.6 million for severance and related costs and $0.4 million for facility closings and other obligations. As of December 31, 2001, all obligations related to the O2 restructuring had been paid.

     As a result of other merger and realignment activities that took place prior to 1999, the Company recorded charges arising from decisions to exit certain facilities. As of December 31, 2001, approximately $0.1 million remained for future rental obligations on idle facilities that expire at various dates through 2002.

                         ASCENTIAL SOFTWARE CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                     BALANCE    -----------------------
                                       AT       CHARGED TO                                           BALANCE AT
                                    BEGINNING   COSTS AND    CHARGED TO                                END OF
                                    OF PERIOD    EXPENSES     REVENUES    DEDUCTIONS(1)   OTHER(2)      YEAR
                                    ---------   ----------   ----------   -------------   --------   ----------
                                                                  (IN THOUSANDS)
Allowance for Doubtful Accounts
  Year ended December 31, 2001....   $14,234     $12,039       $1,179        $10,521      $(8,480)    $ 8,451
  Year ended December 31, 2000....    16,881       8,338        6,640         17,625           --      14,234
  Year ended December 31, 1999....    18,440       1,269        4,868          9,898        2,202      16,881

---------------

(1) Uncollectible accounts written off, net of recoveries

(2) Allowance for doubtful accounts acquired from Prism in 1999 and transferred to IBM in 2001