Form 10-Q
period 2002-03-31
ASCENTIAL SOFTWARE CORP
filed 2002-05-15
CIK 799089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from to .

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3011736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Westborough, MA	01581
(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code:	(508) 366-3888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒            NO   ☐

At April 30, 2002, 254,722,026 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION

FORM 10-Q
Quarterly Period Ended March 31, 2002

PART I.   Financial Information

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and elsewhere in this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about the Company, is contained in other documents and periodic reports that the Company files from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management’s opinions only and only as of the date of this report, and the Company disclaims any obligation to update or revise these statements.

Ascential, DataStage, MetaRecon, INTEGRITY, and Media360 are trademarks of Ascential Software Corporation or its affiliates and may be registered in the U.S. and other jurisdictions. Other marks are the property of the owners of those marks.

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

NET REVENUES
Licenses	$10,751	$97,200
Services	10,042	119,857

	20,793	217,057
COSTS AND EXPENSES
Cost of software	3,149	13,252
Cost of services	8,010	41,543
Sales and marketing	18,684	82,443
Research and development	6,433	35,685
General and administrative	14,545	26,525
Merger, realignment and other charges	4,679	4,217

	55,500	203,665

Operating income (loss)	(34,707)	13,392

OTHER INCOME (EXPENSE)
Interest income	6,233	2,641
Interest expense	(21)	(34)
Adjustment to gain on sale of database business	7,634	—
Other, net	(1,166)	927

INCOME (LOSS) BEFORE INCOME TAXES	(22,027)	16,926
Income tax expense (benefit)	(5,507)	2,877

NET INCOME (LOSS)	$(16,520)	$14,049

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$0.05

Diluted	$(0.06)	$0.05

SHARES USED IN PER SHARE CALCULATIONS
Basic	256,530	287,088

Diluted	256,530	299,884

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456,645	$489,307
Short-term investments	266,307	269,336
Accounts receivable, net	21,777	29,871
Receivable from sale of database business	104,500	—
Recoverable income taxes	19,163	19,261
Deferred taxes	7,160	20,832
Assets held for sale	7,882	—
Other current assets	15,289	30,690

Total current assets	898,723	859,297

PROPERTY AND EQUIPMENT, net	10,530	11,687
SOFTWARE COSTS, net	13,335	14,919
LONG-TERM INVESTMENTS	1,546	1,782
INTANGIBLE ASSETS, net	74,812	75,405
RECEIVABLE FROM SALE OF DATABASE BUSINESS	—	103,000
OTHER ASSETS	15,011	13,933

Total assets	$1,013,957	$1,080,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,898	$11,681
Accrued expenses	41,642	52,344
Accrued employee compensation	16,294	19,527
Income taxes payable	74,816	93,482
Deferred revenue	11,561	12,338
Accrued merger, realignment and other charges	24,014	35,066
Liabilities associated with assets held for sale	1,319	—
Other current liabilities	6,636	7,079

Total current liabilities	185,180	231,517

DEFERRED TAXES — NONCURRENT	26,248	28,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock	2,567	2,564
Additional paid-in capital	597,292	596,402
Treasury stock	(25,464)	(25,464)
Retained earnings	249,296	265,816
Deferred compensation	(504)	(549)
Accumulated other comprehensive loss	(20,658)	(18,973)

Total stockholders’ equity	802,529	819,796

Total liabilities and stockholders’ equity	$1,013,957	$1,080,023

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,520)	$14,049
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
License fees received in advance	—	(2,902)
Depreciation and amortization	1,783	9,868
Amortization of capitalized software	1,650	5,539
Foreign currency transaction losses	1,307	3,223
Loss on disposal of property and equipment	332	407
Deferred tax expense	11,210	—
Provisions for losses on accounts receivable	1,199	3,413
Merger, realignment and other charges	2,200	4,217
Gain on sale of database business	(7,634)	—
Stock-based employee compensation	—	20
Changes in operating assets and liabilities:
Accounts receivable	4,402	30,585
Other current assets	12,266	(3,919)
Accounts payable, accrued expenses and other liabilities	(49,046)	(36,891)
Deferred revenue	(85)	14,918

Net cash and cash equivalents provided by (used in) operating activities	(36,936)	42,527

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(114,956)	(32,555)
Maturities of available-for-sale securities	102,673	26,258
Sales of available-for-sale securities	13,841	17,370
Purchases of property and equipment	(1,248)	(5,888)
Proceeds from disposal of property and equipment	—	40
Additions to software costs	(4,554)	(3,207)
Proceeds from the sale of the database business	11,000	—
Other	(694)	350

Net cash and cash equivalents provided by investing activities	6,062	2,368

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers	—	770
Proceeds from issuance of common stock, net	893	6,442
Principal payments on capital leases	—	(19)

Net cash and cash equivalents provided by financing activities	893	7,193

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,681)	(3,727)

Increase (decrease) in cash and cash equivalents	(32,662)	48,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	489,307	128,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$456,645	$176,781

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A — Presentation of Interim Financial Statements

     Until the third quarter of 2001, Ascential Software Corporation (the “Company”) operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for approximately $1.0 billion in cash (the “IBM Transaction"— see Note G, below, in these Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B — Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and SFAS No. 142, as required for goodwill and intangible assets acquired in business combinations initiated after June 30, 2001. The Company has adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with the provisions of these statements, goodwill and other intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 are no longer amortized, but will be evaluated for impairment in accordance with SFAS No. 142. Effective January 1, 2002, goodwill and intangible assets acquired in business combinations completed before June 30, 2001 were not amortized after the adoption of SFAS No. 142.

      With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

     SFAS No. 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. SFAS No. 142 also requires completion of a two-step transitional goodwill impairment test within six months from the date of adoption. Any transitional impairment loss resulting from the transition is to be recognized as a cumulative effect of a change in accounting principle in the first period of transition. In connection with completion of the first step of its transitional analysis, the Company determined that it is organized as one operating segment which is also the only reporting unit. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of the Company exceeded the carrying amount of its goodwill and other intangible assets. As the first step did not indicate that impairment existed, the second step, to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, is not required. The Company will assess the impairment of goodwill and other intangible assets on an annual basis or if other indicators of impairment arise. As of March 31, 2002, the Company had unamortized goodwill in the amount of $68.2 million, and unamortized identifiable intangible assets in the amount of $6.6 million, both of which have been subjected to the transition provisions of SFAS No. 142.

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in millions):

Balance as of December 31, 2001	$68.2

Impairment losses	—

Balance as of March 31, 2002	$68.2

      Other intangible assets amounted to $6.6 million (net of accumulated amortization of $2.9 million) and $7.2 (net of accumulated amortization of $2.3 million) at March 31, 2002 and December 31, 2001, respectively. These intangible assets consist of customer lists and patented technology acquired through business combinations and are amortized over their estimated useful life, generally 3 years. There are no expected residual values related to these intangible assets. Amortization expense for the three months ended March 31, 2002 was $0.6 million. Estimated fiscal year amortization expense is as follows:

($ in
Year	millions)

2002	$2.4

2003	2.4

2004	2.0

2005	0.3

2006	0.1

Estimated total future amortization	$7.2

      The following table reconciles the prior year’s reported operating income (loss) and net income (loss) to their respective balances adjusted to exclude amortization of goodwill expense which is no longer amortized. Current period results are presented for comparative purposes.

	Three Months Ended
	March 31,

	2002	2001

	(in thousands except per share data)
Operating Income (Loss)

Operating income (loss)	$(34,707)	$13,392

Add-back: Goodwill amortization	—	2,849

Adjusted operating income (loss)	$(34,707)	$16,241

Net income (loss)

Reported net income (loss)	$(16,520)	$14,049

Add-back: goodwill amortization net of tax effect	—	2,365

Adjusted net income (loss)	$(16,520)	$16,414

Basic and Diluted Earnings Per Share

Reported net income (loss)	$(0.06)	$0.05

Goodwill amortization net of tax effect	—	0.01

Adjusted net income (loss)	$(0.06)	$0.06

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company has adopted SFAS No. 144 effective January 1, 2002 and the impact of the adoption did not have a material effect on the Company’s financial statements for the three months ended March 31, 2002 (see Note F, below in these Notes to Unaudited Condensed Consolidated Financial Statements).

     Effective January 1, 2002 the Company adopted FASB Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which is effective for fiscal years beginning after December 15, 2001. Topic No. D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Topic No. D-103 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the three months ended March 31, 2002, as the Company has historically recorded rebilled expenses as revenue.

     Effective January 1, 2002, the Company adopted the FASB’s Emerging Issues Task Force Topic 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 requires payments to customers or resellers for sales or marketing expenses be recorded as a component of revenue. EITF 01-09 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the three months ended March 31, 2002. The Company is currently evaluating the impact of such adoption on prior periods.

Note C — Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net income (loss)	$(16,520)	$14,049

Denominator:
Denominator for basic net income (loss) per common share –
Weighted-average shares outstanding	256,530	281,032
Weighted-average shares to be issued for litigation settlement	—	6,056

Denominator for basic net income (loss) per common share	256,530	287,088

Effect of dilutive securities:
Employee stock options and restricted common stock	—	7,951
Contingently issuable shares for litigation settlement	—	4,829
Common stock warrants (Series B Warrants)	—	16

Denominator for diluted net income (loss) per common share –
Adjusted weighted-average shares and assumed conversions	256,530	299,884

Basic net income (loss) per common share	$(0.06)	$0.05

Diluted net income (loss) per common share	$(0.06)	$0.05

     As part of the Company’s settlement in 1999 of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of nine million shares (“settlement shares”) of the Company’s Common Stock (“Common Stock”) at a guaranteed value of $91 million (“stock price guarantee”). The stock price guarantee would be satisfied with respect to any distribution of settlement shares if the closing price of the Common Stock averaged at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff’s counsel. The stock price guarantee was satisfied with respect to this first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The stock price guarantee was not satisfied with respect to this final distribution of settlement shares, and the Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. Until the fourth quarter of 2001, the Company presumed it would satisfy the stock price guarantee by issuing the required amount of shares (“contingently issuable shares”). Accordingly, the contingently issuable shares are included as dilutive securities above for the period from January 1, 2001 to March 31, 2001.

     The Company excluded potentially dilutive securities for the three-month period ended March 31, 2002 from its diluted net loss per share computation because the exercise price of these securities exceeded the average fair value of the Common Stock, therefore these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the quarter ended March 31, 2002 is as follows (in thousands):

Potential dilutive securities:
Stock options	30,643
Common stock warrants (Series B Warrants)	2,303

     The stock options have per share exercise prices ranging from $4.37 to $28.10 and are exercisable through March 2010. In addition, the Company excluded 9.3 million stock options, ranging in exercise price from $0.05 to $4.30 per share, because the Company had net losses and, therefore, these securities were anti-dilutive.

     The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) into shares of Common Stock in July 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were converted. As of March 31, 2002, Series B Warrants exercisable for approximately 2,303,000 shares of Common Stock were outstanding and exercisable through November 2002 at a per share exercise price of $7.84.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note D — Comprehensive Income

     The following table sets forth the calculation of other comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(16,520)	$14,049
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes	(732)	11
Reclassification adjustment, net of taxes	(169)	—
Change in accumulated foreign currency translation adjustment	(784)	(748)

	$(18,205)	$13,312

Note E — Stockholders’ Equity

Reconciliation of outstanding shares (in thousands):
Shares outstanding at December 31, 2001	256,355
Shares issued upon exercises of stock options	232
Shares sold and issued to employees under the Company’s employee stock purchase plan	139

Shares outstanding at March 31, 2002	256,726

Note F — Sale of the Content Management Product Line

     On January 22, 2002, the Company’s board of directors endorsed the decision to divest the Company’s content management product line as the product line did not align with the Company’s strategic goals. The net assets of the product line are available for immediate sale and an investment bank has been engaged to assist in the divestiture process. Barring unforeseen circumstances, the Company intends to complete the divestiture as soon as possible and, in any event, within one year of the Company’s decision to sell the product line.

     The Company believes that the actions taken by the Company met the criteria under SFAS No. 144 for classification of a disposal group as “Assets held for sale” and “Liabilities associated with assets held for sale” on the accompanying balance sheets. Accordingly, the Company has ceased amortizing capitalized software costs as of January 22, 2002. The Company was not able to distinguish certain historical financial information associated with this product line, therefore its results could not be classified as discontinued operations and have included the operating results of this product line in “results from operations”. The assets related to the content management product line were evaluated by the Company and are carried at cost which is less than the estimated fair market value net of costs to sell. As of May 15, 2002, barring unforeseen circumstances, the Company does not expect to record a loss on the divestiture of its content management product line. A loss on the sale of this product line may be incurred if the final selling price is less than the current estimated selling price.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

     The following sets forth a summary of the balances included  in “Assets held for sale” and “Liabilities associated with assets held for sale” on the accompanying consolidated balance sheets (in millions):

Balance at
March 31,
2002

Assets Held for Sale:
Accounts receivable, net	$2.4
Property, plant and equipment, net	1.0
Capitalized software costs, net	4.5

$7.9

Liabilities Associated With Assets Held for Sale:
Accrued liabilities	$0.2
Accrued employee compensation	0.4
Deferred revenue	0.7

$1.3

Note G — Sale of the Database Business

     On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for approximately $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the database business in the nine remaining countries that were not closed on July 1, 2001. IBM has retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise with respect to any representations or warranties made by the Company as part of the IBM Transaction purchase agreement (the “Agreement”). IBM will retain the holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. Interest began to accrue on July 1, 2001, at 6% per annum, on the holdback to be paid to the Company. Accrued interest on the holdback was $4.5 million at March 31, 2002. The holdback and accrued interest are included in “Receivable from sale of database business” on the accompanying consolidated balance sheets that is a component of current assets at March 31, 2002 as the amount will be received within one year from the date of the balance sheet.

     During the three-months ended March 31, 2002, the Company paid IBM $13.2 million to fund the transfer of certain employee related accruals, $2.9 million to buyout certain lease obligations, $2.0 million to pay for the transfer of certain long-term assets and $2.4 million for royalties and other obligations owed to IBM. In conjunction with the payments made to IBM, IBM paid the Company $21.6 million to fund severance agreements, $11.0 million to settle the net working capital adjustment under the Agreement and $0.8 million for taxes and other fees.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

     Under the terms of the Agreement, the Company was obligated to transfer $124.0 million of net working capital, as defined in the Agreement, to IBM. If the net working capital transferred to IBM exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the difference. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had recognized the minimum net working capital adjustment of $3.7 million in the gain resulting from the IBM Transaction. On March 29, 2002, the Company was paid $11.0 million by IBM to settle the net working capital adjustment. Accordingly, the Company has recorded the incremental $7.3 million received in “Adjustment to gain on sale of database business” during the three months ended March 31, 2002.

     As a result of the sale of database assets, the Company has recorded a cumulative gain, after transaction costs and related charges, but excluding taxes, of $873.3 million through March 31, 2002. The following table sets forth the components of the gain (in millions):

Cash proceeds received from IBM	$900.0
IBM holdback	100.0

Gross sale proceeds	1,000.0
Deferred revenue adjustment	(11.6)
Employee-related accrual adjustment	(13.2)
Minimum net working capital adjustment	3.7

Adjusted sale proceeds	978.9
Net assets transferred to IBM	(71.3)
Transaction costs and related charges	(41.9)

Gain resulting from the IBM Transaction through December 31, 2001	865.7
Final net working capital adjustment	7.3
Other	0.3

Gain resulting from the IBM Transaction through March 31, 2002	$873.3

     The following table sets forth the components of the transaction costs and related charges incurred during the three months ended March 31, 2002 (in millions):

	Accrual Balance			Accrual Balance
	December 31,		Cash	March 31,
	2001	Charges	Payments	2002

Professional fees	$3.0	$—	$(2.6)	$0.4
Severance and employment-related costs	10.3	—	(3.4)	6.9
Other charges	0.7	—	(0.3)	0.4

Accrued transaction costs and related charges included in accrued expenses	$14.0	$—	$(6.3)	$7.7

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction and also a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As of March 31, 2002, severance payments and related taxes had been paid to terminate approximately 80 employees. The remaining accrual balance of $6.9 million, which includes severance and related taxes, is expected be paid to approximately 20 employees on various dates extending through 2006.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

     The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consist of the performance of certain administrative functions and the provision of office space in shared facilities of which one of the parties is the primary leaseholder. To facilitate the provision of these services, at the time of the IBM Transaction, the Company and IBM entered into reciprocal transitional service agreements, under which both parties provide and utilize transitional services at agreed upon rates that the Company believes represent the fair value of such services. During the three months ended March 31, 2002, the Company provided to IBM and purchased from IBM transitional services amounting to $0.4 million and $3.0 million, respectively. The provision for shared administrative functions and office space in shared facilities is expected to continue through the middle of 2002.

Note H — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at March 31, 2002 and December 31, 2001 (in millions):

	March 31, 2002	December 31, 2001

Third quarter 2001 realignment	$0.8	$3.8
Facility and equipment charges resulting from IBM Transaction	20.5	25.0
2000 strategic realignment	1.8	5.1
Ardent merger and other	0.9	1.1

	$24.0	$35.0

     During the three months ended March 31, 2002, the Company recorded $4.7 million of “Merger, realignment and other” charges. This $4.7 million charge consisted of $2.2 million of facility and equipment charges resulting from the IBM Transaction, as described below. The remaining balance of $2.5 million consisted of $1.6 million of severance and associated benefits, $0.8 million of facilities costs and $0.1 million of other exit costs that were incurred and paid during the first three months of 2002.

Third Quarter 2001 Realignment

     During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million. The following table sets forth the accrual activity for the three months ended March 31, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	March 31,
	2001	Adjustments	Payments	2002

Severance and employment costs	$3.8	$—	$(3.0)	$0.8

     Severance and employment-related costs primarily consist of termination compensation and related benefits for employees. As of March 31, 2002, termination compensation and related benefits had been paid to terminate approximately 240 employees. The remaining accrual balance of $0.8 million to terminate approximately 20 employees is expected to be paid on various dates extending through September 2002.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Facility and Equipment Charges resulting from IBM Transaction

     In connection with the IBM Transaction (see Note G, above, in these Notes to Unaudited Condensed Consolidated Financial Statements), the Company recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities that the Company no longer occupied at December 31, 2001. This charge is comprised of a reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these abandoned facilities. The following table summarizes the accrual activity for the three months ended March 31, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	March 31,
	2001	Adjustments	Payments	2002

Residual lease obligations and restoration costs	$25.0	$2.2	$(6.7)	$20.5

     The cost of residual lease obligations is based upon lease obligations that the Company estimates it will incur from the date of the Company’s exit from the facility to the end of the corresponding lease term, net of rental payments from IBM or other sub-lessees. This cost also includes estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The leases relating to facilities that the Company has exited or plans to exit at March 31, 2002 expire from 2002 through 2008.

     On March 31, 2002, the Company paid IBM $2.9 million for a release from lease obligations in seven facilities located in the United States and the United Kingdom while assuming additional lease obligations for two facilities in Ireland and Germany. The result of the negotiated release was to reduce the Company’s accrual for previously estimated lease obligations for the seven facilities by an aggregate of $7.0 million while increasing its previously estimated obligation by $2.0 million for the facilities in Ireland and Germany resulting in a net positive adjustment of $5.0 million.

     During the three months ended March 31, 2002, the Company revised its assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties which resulted in an increase in facilities accrual requirements of $7.2 million. The majority of the adjustment relates to decreasing market prices for sublease rental payments and difficulty in obtaining sublease tenants, primarily in the United States and Europe. The following sets forth the components of the charges recorded to “Merger, realignment and other charges” during the three months ended March 31, 2002 (in millions):

Release of lease obligations	$(7.0)
Additional assumed lease obligations	2.0
Revision of assumptions to reflect current market conditions	7.2

Net charge	$2.2

2000 Strategic Realignment

     During the quarter ended September 30, 2000, the Company approved plans to realign its operations by

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

establishing two operating businesses. The strategic realignment included a refinement of the Company’s product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $93.5 million relating to its realignment of its operations by establishing two operating businesses. The following sets forth the accrual activity for the three months ended March 31, 2002 (in millions):

	Accrual at			Accrual at
	December 31,	Charges/	Cash	March 31,
	2001	Adjustments	Payments	2002

Severance and employment-related costs	$0.1	$—	$(0.1)	$—
Facilities and equipment costs	2.0	—	(0.2)	1.8
Costs to exit various commitments and programs	3.0	—	(3.0)	—

	$5.1	$—	$(3.3)	$1.8

     The remaining accrual balance at March 31, 2002 of $1.8 million is for lease obligations that extend through 2005 for redundant facilities.

Ardent Merger and Other

     As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges arising from decisions to exit certain facilities. As of March 31, 2002, approximately $0.9 million remains unpaid and relates primarily to future rental obligations on idle facilities that expire at various dates through 2004.

Note I — Operating Segments

     During the first quarter of 2001, in conjunction with its strategic realignment, the Company began operating under two segments that reported to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first, Ascential Software, develops and markets data integration software and related services worldwide. The second, Informix Software, provided database management systems for data warehousing, transaction processing, and e-Business applications. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. As discussed in Note G, above, in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business to IBM during the third quarter of 2001. Accordingly, the Company no longer derives revenue from the Informix Software segment and the only remaining operating segment subsequent to the sale is Ascential Software. Set forth below is a summary of the results of operations for Ascential Software and Informix Software for the quarters ended March 31, 2002 and March 31, 2001:

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

			Ascential Software
			Corporation (Ascential
			Software and
Three Months Ended	Ascential	Informix	Informix Software
March 31, 2002	Software	Software	Combined)

(In millions)
Total net revenues	$20.8	$—	$20.8
Operating loss	(23.9)	(10.8)	(34.7)

			Ascential Software
			Corporation (Ascential
			Software and
Three Months Ended	Ascential	Informix	Informix Software
March 31, 2001	Software	Software	Combined)

(In millions)
Total net revenues	$33.3	$183.8	$217.1
Operating income (loss)	(21.5)	35.1	13.4

     The operating loss for Informix Software for the three months ended March 31, 2002 relates principally to the costs of settlement of disputes associated with the historical database operations, adjustments to facility and severance reserves and the general and administrative costs associated with consolidating the infrastructure of the database business into that of the Company.

     For the three months ended March 31, 2002, revenues of $2.4 million, or 11.9% of total revenues, were derived from one customer.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note J — Litigation

      On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable federal and state courts. The settlement resolved all material litigation arising out of the restatement of the Company’s financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999 and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of the Company’s insurance carriers on behalf of certain of the Company’s current and former officers and directors. As part of the settlement, the Company also agreed to contribute a minimum of 9.0 million shares of Common Stock, which was required to provide a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distributions of shares of Common Stock occurred in November and December 1999 when the Company issued approximately 2.9 million shares to the plaintiff’s counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the settlement. Pursuant to the terms of the settlement, the Company paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the settlement. The Company’s former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the settlement was $142.0 million.

     In July 1997, the Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company’s securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company’s financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company has entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the “Order”). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company is also required to cooperate in the SEC’s continuing investigation of other entities and persons. As a consequence of the issuance of the Order, the Company is statutorily disqualified, pursuant to Section 27A(G)(1)(A)(ii) of the Securities Act and Section 21E(b)(1)(A)(ii) of the Exchange Act, for a period of three years from the date of the issuance of the Order, from relying on the protections of the “safe harbor” for forward-looking statements set forth in Section 27(A)(c) of the Securities Act and Section 21(E)(c) of the Exchange Act.

      EXPO 2000 filed an action against Ascential Software GmbH (the Company’s German subsidiary) in the Hanover (Germany) district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. The Company filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against the Company in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment is conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court’s judgment and issued a judgment in favor of the Company in the amount of approximately $2.5 million. During the quarter ended September 2001, EXPO 2000 filed an appeal against the decision with the German appellate court which has not yet issued a decision in the matter. Accordingly, the Company continues to have a reserve of approximately $2.8 million for the estimated outcome.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

      The Company is a defendant in two actions filed against Unidata, Inc., a company that the Company merged with in 1998 (“Unidata”). One action was filed in May 1996 in the U.S. District Court for the Western District of Washington, and the other action was filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleges in both actions the improper distribution of certain Unidata products in the plaintiff’s exclusive territory and asserts damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys’ fees and expenses estimated to be approximately $0.8 million.

     The Company has also been joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action in China arises out of the same facts at issue in the U.S. actions. The Company has agreed in principle with the plaintiff to a settlement pursuant to which, among other things, the Company would pay the plaintiff approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys fees and any amounts paid in settlement, which are not estimable at March 31, 2001. During the first quarter of 2002 the Company paid into escrow $4.8 million and, at March 31, 2002 had a reserve of $11.2 million for the remainder of the settlement.

      On February 3, 2000, IBM filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of six United States patents owned by IBM. On March 28, 2000, the Company filed an answer and counter claims in the United States District Court for the District of Delaware against IBM denying IBM’s allegations of patent infringement and alleging infringement by IBM of four United States patents owned by the Company. In the complaint and answer, IBM sought against the Company, and the Company sought against IBM, permanent injunctions against further alleged infringement, unspecified compensatory damages, unspecified treble damages, interest, costs and attorney’s fees. In addition, on March 28, 2000, the Company filed a separate action against IBM in the United States District Court for the Northern District of California alleging infringement of four other United States patents owned by the Company. On June 22, 2000, that action was transferred to the United States District Court for the District of Delaware. In connection with the IBM Transaction (See Note G, above, in these Notes to Unaudited Condensed Consolidated Financial Statements), IBM and the Company entered into an agreement to settle the existing outstanding patent infringement litigation for no consideration. This settlement became effective upon the closing of the IBM Transaction.

      From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims. The Company does not believe that any of these proceedings and claims will have a material adverse effect on the Company’s business or financial condition.

Note K — Subsequent Event

     On April 3, 2002, the Company acquired Vality Technology, Incorporated (“Vality”) for approximately $92.0 million in cash, net of proceeds from options exercised at closing and cash held by Vality. Vality was a privately held company, headquartered in Boston, Massachusetts, that specialized in enterprise data quality management. As part of the acquisition, the Company issued 300,000 shares of restricted stock to Vality’s chief executive officer. On May 2, 2002, the Company announced that Vality’s chief executive officer would be leaving the Company, which departure fully vested his shares.

     From April 1, 2002 through May 14, 2002, the Company repurchased an additional 5.7 million shares of Common Stock for an aggregate of $18.6 million in cash as part of its previously announced share repurchase program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the Company’s future financial performance, which involve risks and uncertainties. Such statements address, for example, the possibility of a loss on the divestiture of the Company's content management product line, fluctuations in revenue, decline in transitional costs, sufficiency of cash to meet working capital requirements, and sufficiency of resources to fund the Company’s stock repurchase program and other expenditures. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this report.

     References to or comparisons between the same “period” in this Form 10-Q refer to the Company’s quarterly and/or three-month periods of the relevant fiscal year. References to “Ascential Software” refer to the Company’s existing enterprise data integration business; and references to “Informix Software” refer to the database management systems business divested in the IBM Transaction.

OVERVIEW

     Ascential Software Corporation (the “Company”) is a global provider of enterprise data integration solutions. The Company designs, develops, markets, distributes and supports enterprise data integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to transform vast amounts of disparate, unrefined data into reliable, reusable information assets. The Company also offers to its customers a variety of services such as consulting, including implementation assistance, project planning and deployment, software product enhancements and support, and education. The Company provides an information infrastructure that gives organizations the ability to collect, profile, validate, cleanse, organize, administer and deliver information from anywhere to anywhere else across the enterprise.

     The Company was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. During 2000, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our information asset management software and solutions business. During the third quarter of 2001, we completed the IBM Transaction which consisted of the sale of our database business, including the name “Informix”, to IBM for approximately $1 billion in cash (see Note G to the Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which the Company’s stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. For 2002, based on the sale of the database business, the Company’s sole operating segment consists of its Ascential Software business while it continues to incur costs associated with the termination of its database business.

     On January 22, 2002, the Company’s board of directors endorsed the decision to divest the Company’s content management product line as it did not align with our strategic goals. The net assets of the product line are available for immediate sale and an investment bank has been engaged to assist in the divestiture process. Barring unforeseen circumstances, the Company intends to complete the divestiture as soon as possible and, in any event, within one year of the Company’s decision to sell the product line. As of May 15, 2002, the Company does not expect to record a loss on the sale of its content management product line. A loss on the sale of this product line may be incurred if the final selling price is less than the current estimated selling price.

     On April 3, 2002, the Company acquired Vality Technology, Incorporated (“Vality”) for approximately $92.0 million in cash, net of proceeds from options exercised at closing and cash held by Vality. Vality was a privately held company, headquartered in Boston, Massachusetts, that specialized in enterprise data quality management. As part of the acquisition, the Company issued 300,000 shares of restricted stock to Vality’s chief executive officer. On May 2, 2002, the Company announced that Vality’s chief executive officer would be leaving the Company, which departure fully vested his shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Headquartered in Westborough, Massachusetts, the Company has offices worldwide and supports more than 1,800 customers in such industries as financial services, telecommunications, healthcare and life sciences, manufacturing, consumer goods and retail. Including 74 employees in the content management product line, the Company had approximately 778 employees at March 31, 2002.

Products and Services

     Our DataStage product family is a highly scalable, comprehensive enterprise data integration platform. It offers enterprises a single integration platform for any style of structured data using a unified meta data backbone. At its core, the DataStage family provides enterprises with components for data integration, the movement and transformation of data from diverse sources, combined with tools for meta data integration and data quality assurance. Extending this capability, DataStage allows the customer to extract data from diverse sources including: legacy mainframe systems; Enterprise Applications such as SAP, Siebel, and PeopleSoft; message-based middleware and complex file structures such as XML and web logs. The data is then transformed so that it can be made available to end user applications such as Customer Relationship Management, Decision Support, e-business, or other applications. Lastly, its web-based components enable remote administration of an organization’s warehouse investment, and the reuse of an organization’s business intelligence investment in analytic application tools such as those provided by Business Objects, Hyperion and Cognos. Parallel Extender is a massively parallel processing framework that the Company added by virtue of its acquisition of Torrent Systems Inc. (“Torrent”) in November 2001. With Parallel Extender, the Company can offer the highest level of data integration performance with virtually unlimited scalability. MetaRecon automates the labor-intensive process of deciphering the content and meaning of data from disparate information systems — an important first step in integrating data for enterprise applications. INTEGRITY is advanced detection, matching and cleansing software designed to ensure that clean, accurate and reliable data is delivered throughout the integration process. Together these products constitute an integrated and comprehensive enterprise data integration platform. The Company offers customers complete capability for data profiling, cleansing, transformation and deployment, on a highly scalable platform, from wherever in the enterprise data is located to wherever it needs to be delivered. The acquisition of Torrent, and its parallel processing technology, brings virtually unlimited scalability and exceptional performance gains to the Company’s data integration platform.

     The Company offers a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated knowledge and experience, gained through many successful engagements in a wide range of installations.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, charges for residual lease obligations and restoration costs for facilities abandoned as a result of the IBM Transaction and our merger and realignment activities, charges for severance and employment-related costs, allowance for doubtful accounts and impairment of long-term investments. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

     The discussion and analysis of our results of operations for the three-month period ended March 31, 2002 is structured to take into account the sale of the database business during the third quarter of 2001. The database business had accounted for 85% of our revenue during the first quarter of 2001. Therefore, comparisons of total revenue and expenses for the three-month periods ended March 31, 2002, and 2001, respectively, are not meaningful. Accordingly, the discussion and analysis of our results of operations is structured as follows:

I. Overview of results of operations—Ascential Software

Revenues and expenses of Ascential Software are presented as a percentage of revenues for the three-month periods ended March 31, 2002 and 2001. This presentation excludes the results of the database business and accommodates our discussion of our results of the Ascential Software operations during the three-month period ended March 31, 2002, given the sale of our database business during the third quarter of 2001.

II. Revenue—Ascential Software and Informix Software

Discussion and analysis of revenues, including: (1) table of revenues by type for Ascential Software and Informix Software for the three-month periods ended March 31, 2002 and 2001; (2) description of revenues by type; and (3) discussion and analysis of Ascential Software revenues for the three-month period ended March 31, 2002 (with each as compared to the corresponding period in 2001).

III. Costs and expenses—Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) table of expenses by type for Ascential

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Software and Informix Software for the three-month periods ended March 31, 2002 and 2001; (2) discussion and analysis of Ascential Software costs and expenses for the three-month period ended March 31, 2002 (with each as compared to the corresponding period in 2001); and (3) a description of the costs remaining in Informix Software for the three-month period ended March 31, 2002.

IV. Other Income (Expense)—Ascential Software Corporation

Discussion and analysis of Other Income (Expense) for the three-month period ended March 31, 2002.

V. Income Taxes—Ascential Software Corporation

Discussion and analysis of Income Taxes for the three-month period ended March 31, 2002.

I.  Overview of Results of Operations – Ascential Software

     The following table compares the results of operations for Ascential Software for the three-month periods ended March 31, 2002 and 2001, respectively. This presentation excludes the results of the database business that was sold during the third quarter of 2001.

	Three Months Ended
	March 31,

	2002	2001

	Percent of net revenues

Net revenues:
Licenses	52%	50%
Services	48	50
Total net revenues	100	100

Cost and expenses:
Cost of software	11	15
Cost of services	39	35
Sales and marketing	90	79
Research and development	31	26
General and administrative	43	10
Merger, integration and restructuring charges	1	—
Total expenses	215	165
Operating loss	(115)%	(65)%

II.  Revenue – Ascential Software and Informix Software

     We derive revenues from licensing software and providing post-license technical product support, maintenance and updates to customers and from consulting and education services.

     License Revenues. We generate license revenues through either the shipment of product to customers or by granting licenses to customers to manufacture products. Our products are sold directly to end-user customers or through resellers, including OEMs, system integrators, distributors and value added resellers (VAR’s). We recognize revenue from license agreements with resellers, generally, when the reseller licenses software to an end user or when software is utilized by the reseller and all of our related obligations have been satisfied.

     Our license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportionate amount of our license revenue is

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

derived from transactions that close in the final weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations because of the uncertainty of whether quarter-end transactions will close by the end of the quarter or in the beginning of the following quarter. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

     Service Revenues. Service revenues are comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers.

     The following table and discussion compares the revenues for the businesses of Ascential Software and Informix Software for the three-month periods ended March 31, 2002 and 2001 (in millions):

	Three Months Ended
	March 31,

	2002	2001

Ascential Software
License revenues	$10.8	$16.8
Service revenues
Maintenance revenues	5.6	7.6
Consulting and education revenues	4.4	8.9

Total service revenues	10.0	16.5

Total revenues — Ascential Software	$20.8	$33.3

Informix Software
License revenues	$—	$80.4
Service revenues
Maintenance revenues	—	91.2
Consulting and education revenues	—	12.2

Total service revenues	—	103.4

Total revenues — Informix Software	$—	$183.8

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
License revenues	$10.8	$97.2
Service revenues
Maintenance revenues	5.6	98.8
Consulting and education revenues	4.4	21.1

Total service revenues	10.0	119.9

Total revenues — Informix Corporation	$20.8	$217.1

Ascential Software — Revenues

     License revenues. License revenues for Ascential Software for the quarter ended March 31, 2002 decreased 36% to $10.8 million from $16.8 million for the same period in 2001. The $6 million decrease is comprised of a $1.5 million decrease in license revenues for the e-commerce solution i.Sell, which was discontinued in February of 2001, a $3.5 million decrease in revenue from the content management product line, which is in the process of being divested in 2002, and a $1.0 million decrease in revenue from data integration product offerings due to a decline in sales of the i.Decide product which was abandoned as a result of the sale of the database business. License revenues include software license revenues of $2.3 million attributable to one customer, that was previously a Torrent customer, for the three months ended March 31, 2002.

     Service revenues. Service revenue for Ascential Software for the quarter ended March 31, 2002 decreased 39% to $10 million from $16.5 million for the same period in 2001. Maintenance revenues for the quarter ended March 31, 2002 decreased by

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

$2.0 million to $5.6 million in the quarter ended March 31, 2002, from $7.6 million for the same period in 2001. The decrease is attributable equally to a decrease in maintenance revenues associated with the decline in both the i.Sell and content management product offerings discussed above. Revenue derived from consulting and education decreased $4.5 million to $4.4 million in the quarter ended March 31, 2002 from $8.9 million for the same period in 2001. This decrease is attributable to a $1.6 million decrease in consulting revenue associated with content management product sales, which the Company believes is partly due to the announcement to divest this product line, a $0.4 million decrease in i.Sell consulting and training revenue, and a $2.5 million decrease in consulting revenue primarily associated with a decrease in data integration product sales. The decrease in data integration consulting revenue is due to large projects that were in process in the same quarter of last year which were completed by the end of 2001, a $1.0 million decline in consulting and education revenue primarily associated with the i.Decide product offerings, and an increase in indirect product sales whereby the associated services are delivered by third parties.

III.  Costs and Expenses – Ascential Software and Informix Software

     The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three-month periods ended March 31, 2002 and 2001 (in millions):

	Three Months Ended
	March 31,

	2002	2001

Ascential Software
Cost of software	$2.3	$5.1
Cost of services	8.0	11.4
Sales and marketing	18.7	26.4
Research and development	6.4	8.7
General and administrative	9.0	3.2
Merger, realignment and other charges	.3	—

Total costs and expenses	$44.7	$54.8

Informix Software
Cost of software	$.8	$8.2
Cost of services	—	30.1
Sales and marketing	—	56.1
Research and development	—	27.0
General and administrative	5.6	23.3
Merger, realignment and other charges	4.4	4.2

Total costs and expenses	$10.8	$148.9

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
Cost of software	$3.1	$13.3
Cost of services	8.0	41.5
Sales and marketing	18.7	82.5
Research and development	6.4	35.7
General and administrative	14.6	26.5
Merger, realignment and other charges	4.7	4.2

Total costs and expenses	$55.5	$203.7

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Ascential Software — Costs and Expenses

     Cost of software. Cost of software consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of previously capitalized or acquired software development costs and write-offs of previously capitalized software. During the quarter ended March 31, 2002, cost of software decreased by 55% to $2.3 million from $5.1 million during the same period of 2001. This $2.8 million decrease is principally due to a decrease in third-party product costs associated with the i.Sell and content management product offerings that were sold with a higher third-party product component than the data integration product line. There was also a decrease of $0.4 million in the amortization of capitalized software associated with content management products due to the classification of the content management assets as held for sale during the first quarter of 2002, which was offset by an equal amount of amortization associated with capitalized technology costs purchased with Torrent.

     Cost of services. Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services for the quarter ended March 31, 2002 decreased 30% to $8 million from $11.4 million for the same period in 2001. The decrease in cost of services is a result of a 36% reduction in services headcount between March 31, 2001 and March 31, 2002. The services margin has declined to 20% in the first quarter of 2002 from 31% during the same period of 2001. This decline in margin is a result of lower consulting revenue during the quarter ended March 31, 2002 as well as headcount reductions that were made during the first quarter of 2002 that did not benefit the entire quarter. Total consulting and training operations yielded a negative gross margin of 38% principally due to the under-utilization of consultants, while maintenance operations yielded a positive margin of 58% due to the relatively low cost of supporting the installed base.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the quarter ended March 31, 2002 decreased 29% to $18.7 million from $26.4 million for the same period in 2001. This decrease was primarily due to a 31% reduction in sales and marketing headcount between March 31, 2001 and March 31, 2002. In addition, commissions have declined by $0.9 million essentially in proportion to the decline in revenue from the first quarter of 2001 to the first quarter of 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the quarter ended March 31, 2002 decreased 26% to $6.4 million from $8.7 million for the same period in 2001. This decline is almost entirely due to a 25% reduction in engineering headcount from March 31, 2001 to March 31, 2002.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the quarter ended March 31, 2002, general and administrative expenses increased $5.8 million to $9 million from $3.2 million for the same period in 2001. The increase in general and administrative expenses experienced during the quarter ended March 31, 2002 was attributable to several factors. The first quarter of 2002 includes personnel and information technology infrastructure costs for a fully staffed and independent general and administrative function. In contrast, general and administrative expenses for the first quarter of 2001 were ratably distributed over the Ascential Software business and the Informix Software business. In order to function independently, we were required to appropriately staff these functions and our corporate expenditures for audit and tax advisory fees, insurance costs, and similar requirements were increased. In addition, the first quarter of 2002 includes an increase of $1.2 million of bad debt expense and an increase of $1.5 million in certain legal costs compared to the first quarter of 2001. The increase in bad debt expense is partially due to our inability to collect receivables on discontinued products such as Media360, i.Reach and i.Decide.

     Merger, realignment and other charges. During the quarter ended March 31, 2002, the Company recorded $300,000 in restructuring costs related to the consolidation of its European offices. The costs include severance and office closure costs.

Informix Software — Costs and Expenses

     During the quarter ended March 31, 2002 we incurred $6.4 million of costs associated with the wind down of the database business that was sold to IBM in the IBM Transaction. These costs were comprised of $2.0 million to accrue for the settlement of disputes related to the historical database operations, costs related to closing the operations of the general and

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

administrative groups, and retention bonuses paid to individuals who were part of the corporate general and administrative groups that did not remain with the Company. Barring unforeseen circumstances, these transitional costs are expected to decline over the next two quarters and are not expected to recur past December 31, 2002.

     During the quarter ended March 31, 2002, we also recorded $4.4 million of merger, realignment and other costs to revise estimates to exit facilities, for termination compensation and related benefits incurred and paid during the quarter, and other exit costs. This amount is comprised of $3.0 million in adjustments to facility reserves to reflect the current estimates of remaining obligations on vacated facilities, net of sublease costs, $1.3 million of severance costs and $0.1 of other exit costs.

     During the quarter ended March 31, 2001, we recorded realignment charges of $4.2 million to revise estimates for termination compensation and related benefits. The recorded realignment charges primarily consisted of a $2.1 million charge for severance and employment related costs, a $1.8 million charge for facility and equipment costs, and $0.3 million of ongoing professional fees related to the realignment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

IV. Other Income (Expense) — Ascential Software Corporation

	Three Months Ended
	March 31,

	2002	2001

	(in millions)
Interest income	$6.2	$2.6
Interest expense	—	—
Gain on sale of database business	7.6	—
Other income (expense), net	(1.1)	0.9

     Interest income. Interest income for the quarter ended March 31, 2002 increased $3.6 million to $6.2 million from $2.6 million for the same period in 2001. This increase was a result of $1.5 million of interest earned on the $100.0 million receivable from the IBM Transaction and an increase in cash and short-term investment balances. Cash and short-term investments totaled $254.6 million at March 31, 2001 and increased to $723 million at March 31, 2002.

     Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during 2001. During the three months ended March 31, 2002, the final audit of the working capital transferred to IBM was paid to the Company by IBM. This resulted in an increase to the gain of $7.3 million. In addition, we recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. The net amount of $7.6 million is included as a component of other income (expense), net, in the income statement for the three months ended March 31, 2002. See Note G to the accompanying Unaudited Condensed Consolidated Financial Statements.

     Other income, net. Other income (expense), net, for the quarter ended March 31, 2002, was an expense of $1.1 million consisting almost entirely of foreign exchange losses on the revaluation of forward foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the US Dollar, primarily Argentina. Other income (expense), net, was income of $0.9 million in the same period of last year during which time no such foreign exchange losses occurred.

V.  Income Taxes — Ascential Software Corporation

	Three Months Ended
	March 31,

	2002	2001

	(in millions)
Income (loss) before income taxes	$(22.0)	$16.9
Income tax expense (benefit)	(5.5)	2.9

Effective tax rate	(25% )	17%

     The income tax benefit for the three months ended March 31, 2002 is lower than the statutory rate of approximately 40% due to the impact of the U.S. alternative minimum tax on the carry back of U.S. net operating losses and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”), and short-term investments totaled $723.0 million at March 31, 2002 and consisted of $456.7 million in Cash, and $266.3 million of short-term investments. At December 31, 2001 Cash and short-term investments totaled $758.6 million and consisted of $489.3 million in Cash and $269.3 million of short-term investments. The $32.6 million decrease in Cash for the three-months ended March 31, 2002 was primarily due to Cash used in operations of $36.9 million partially offset by Cash provided by investing activities of $6.1 million. The $36.9 million of Cash used in operations is primarily the result of funding the Company’s $16.5 million net loss during the period as well as approximately $19.5 million of payments for merger, realignment and other costs and IBM Transaction costs. The $6.1 million of Cash provided by investing activities is primarily due to $11.0 million of additional proceeds received from IBM related to the sale of the database business offset in part by the purchase of technology from Metagenix, Inc. of approximately $3.0 million included in the additions to software costs. The Company also received approximately $0.9 million in proceeds from the exercise of stock options.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, support and administrative staff. During the first quarter of 2002, capital expenditures totaled $1.2 million.

     As of March 31, 2002, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to continue to fund the announced $350 million stock repurchase program, and to fund current and future facilities, severance and other obligations associated with the IBM Transaction, including litigation costs associated with the wind down of the database business, and restructuring initiatives. From April 1, 2002 through May 14, 2002, the Company repurchased an additional 5.7 million shares of Common Stock for an aggregate of $18.6 million in cash as part of its previously announced share repurchase program.

Recent Accounting Pronouncements

     See Note B to the Notes to Unaudited Condensed Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

If we do not make effective use of the proceeds of the sale of the database business operations, our financial results could suffer and the value of our common stock could decline.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds of the sale of our database business operations to IBM. At March 31, 2002, as a result of the IBM Transaction and our continuing operations, we held approximately $723.0 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that continuing to repurchase shares of our common stock will increase stockholder value. In addition, we cannot ensure that using the proceeds to finance strategic acquisitions, if any, will result in an increase in our revenues.

If we are unable to increase revenue from, and expand the market share of, our core data integration product, our financial results will be materially adversely affected.

     If we do not increase sales of our DataStage product, our financial results will be materially adversely affected. In addition to the loss of revenue resulting from our sale of the database business, we previously announced our intention to divest the intellectual property related to our content management product line. We derived approximately 4% of our total revenue from our content management product line during the first quarter of 2002. As a result, our revenue is derived almost entirely from our core data integration product, DataStage. In order to increase revenues and grow our business, we must be able to increase sales of DataStage and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our DataStage product offering and related services and that new customers will choose DataStage over our competitors’ product offerings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

If the enterprise data integration market declines or does not grow, we may sell fewer products and services and our business may be unable to sustain its current level of operations.

     If the growth rates for the enterprise data integration market decline for any reason, there will be a decrease in demand for our products and services, which would have a material adverse effect on our financial results. We have invested substantial resources in developing data integration products and services to compete in this market. The market for these products and services is evolving, and its growth depends upon a growing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Declining demand for our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth.

Intense competition could adversely affect our ability to sell our products and services.

     We may not be able to compete successfully against current and future competitors which could impair our ability to sell our products. The market for our products and services is highly competitive, diverse and subject to rapid change. In particular, we expect that the technology underlying our products and services will continue to change rapidly. It is possible that our products and solutions will be rendered obsolete by technological advances.

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the enterprise data integration business include Acta, ETI, Informatica, Hummingbird and Sagent. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements.

Competition may affect the pricing of our products or services, and changes in product mix may occur, either of which may reduce our profit margins.

     Existing and future competition or changes in our product or service offerings or pricing could result in an immediate reduction in the prices of our products or services. In addition, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future quarters. In addition, the pricing strategies of competitors in the software industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.

     Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section, many of which are beyond our control. In particular, if a large number of the orders that are typically booked at the end of a quarter are not booked, our net income for that quarter could be substantially reduced. In addition, the failure to meet market expectations could cause a sharp drop in our stock price. These and any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue or profitability expectations. These factors include:

•	Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the enterprise data integration business,

•	The size, timing and contractual terms of large orders for our software products and services,

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	Possible delays in or inability to recognize revenue as the result of revenue recognition rules,

•	The budgeting cycles of our customers and potential customers,

•	The reaction of our customers and potential customers to the IBM Transaction,

•	Any downturn in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business,

•	Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors,

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services,

•	Changes in the mix of revenues attributable to domestic and international sales, and

•	Seasonal buying patterns which tend to peak in the fourth quarter.

Our common stock has been and likely will continue to be subject to substantial price and volume fluctuations that may prevent stockholders from reselling their shares at or above the prices at which they purchased their shares.

     Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares at or above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies’ businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly for a number of reasons, including:

•	Market uncertainty about our business prospects as a result of the IBM Transaction,

•	Market uncertainty about our business prospects or the prospects for the enterprise data integration market,

•	Revenues or results of operations that do not meet or exceed analysts’ and investors’ expectations,

•	The introduction of new products or product enhancements by us or our competitors,

•	General business conditions in the software industry, the technology sector, or in the domestic or international economies, and

•	Uncertainty and economic instability resulting from terrorist acts and other acts of violence or war.

Our financial success depends upon our ability to maintain and leverage relationships with strategic partners.

     We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. Our ability to increase the sales of our products and our future success depends in part upon maintaining and increasing relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators,

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

resellers and distributors in the United States and abroad. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products. If our strategic partners do not devote adequate resources for implementation of our products and services, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships.

We may not be able to retain our key personnel and attract and retain the new personnel necessary to grow our businesses, which could materially adversely affect our ability to develop and sell our products, support our business operations and grow our businesses.

     The competition for experienced, well-qualified personnel in the software industry is intense. Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well- qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees. If we fail to retain, attract and motivate key employees, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

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

     Accordingly, we may have substantial pricing exposure as a result of foreign exchange volatility during the period between pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. We have implemented a foreign exchange hedging program consisting principally of the purchase of forward foreign exchange contracts in the primary European and Asian currencies. This program is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed.

If we do not respond adequately to our industry’s evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products and solutions may decline.

     Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing products and services on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products and services to meet these evolving needs, we will not sell as many products and services and our position in existing, emerging or potential markets could be eroded rapidly by other product advances. In addition, commercial acceptance of our products and services also could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and the media about us or our

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

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

Seasonal trends in sales of our software products could adversely affect our quarterly operating results, and our lengthy sales cycles for products makes our revenues susceptible to fluctuations.

     Our sales of software products and services have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our first quarter are typically lower relative to other quarters because many customers make purchase decisions for the fourth quarter based on their calendar year-end budgeting requirements, and as a new year begins start planning for, but not implementing, new information technology spending until later in the year.

     Our sales cycles typically take many months to complete and vary depending on the product or service that is being sold. The length of the sales cycle may vary depending on a number of factors over which we have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. The sales cycle can be further extended for sales made through third-party distributors.

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

     International sales represent approximately 40% to 50% of our total revenue. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally, and therefore, our profitability, including the following:

•	Difficulties in staffing and managing international operations,

•	Problems in collecting accounts receivable,

•	Longer payment cycles,

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	Fluctuations in currency exchange rates,

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

•	Uncertainties relative to regional, political and economic circumstances,

•	Recessionary environments in domestic or foreign economies and

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries, and other changes in applicable foreign laws.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks which would weaken our competitive position, reduce our revenue and increase costs.

     Our business success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold a number of United States patents and pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements. Our ability to sell our products and services and to prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end-users on a “right-to-use” basis under a license that restricts the use of the products for the customer’s internal business purposes. We also rely on “shrink-wrap” and “click-wrap” licenses, which include a notice informing the end-user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end-user agrees to be bound by the license agreement.

     Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We also have entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event that we enter bankruptcy or liquidation proceedings or otherwise ceases to conduct business. We may also be unable to protect our technology because:

•	Competitors may independently develop similar or superior technology,

•	Policing unauthorized use of software is difficult,

•	The laws of some foreign countries do not protect proprietary rights in software to the same extent as do the laws of the United States,

•	“Shrink-wrap” and/or “click-wrap” licenses may be wholly or partially unenforceable under the laws of certain jurisdictions, and

•	Litigation to enforce intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

Our inability to rely on the statutory “safe harbor” as a result of the settlement of the Securities and Exchange Commission investigation could harm our business.

     Effective January 11, 2000, we entered into a settlement with the Securities and Exchange Commission (the “SEC”) as a result of an investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

     The order prohibits us from violating and causing any violation of the anti-fraud provisions of the federal securities laws, for example by making materially false and misleading statements concerning our financial performance. The order also prohibits us from violating or causing any violation of the provisions of the federal securities laws requiring us to: (1) file accurate quarterly and annual reports with the SEC; (2) maintain accurate accounting books and records; and (3) maintain adequate internal accounting controls. Pursuant to the order, we are also required to cooperate in the SEC’s continuing investigation of other entities and persons. In the event that we violate the order, we could be subject to substantial monetary penalties.

     As a consequence of the issuance of the January 2000 order, we will not, for a period of three years from the date of the issuance of the order, be able to rely on the “safe harbor” for forward-looking statements contained in the federal securities laws. The “safe harbor,” among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws, our legal position in the litigation could be materially adversely affected by our inability to rely on the “safe harbor” provisions for forward-looking statements.

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

     Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. The provisions include:

•	Elimination of the right of stockholders to act without holding a meeting,

•	Certain procedures for nominating directors and submitting proposals for consideration at stockholder meetings and

•	A board of directors divided into three classes, with each class standing for election once every three years.

     These provisions are intended to enhance the likelihood of continuity and stability in the composition of the board of directors and in the policies formulated by the board of directors and to discourage certain types of transactions involving an actual or threatened change of control. These provisions are designed to reduce our vulnerability to an

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and could delay or prevent a change in control. Such provisions are also intended to discourage certain tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for shares of our common stock, and consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in our management.

     In addition, we have adopted a rights agreement, commonly referred to as a “poison pill,” that grants holders of our common stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt which has the effect of requiring cooperation with our board of directors. This may also prevent an increase in the market price of our common stock resulting from actual or rumored takeover attempts. The rights agreement could also discourage potential acquirers from making unsolicited acquisition bids.

Provisions in our charter documents with respect to undesignated preferred stock may discourage potential acquisition bids.

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

     We are incorporated in Delaware and are subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including us, whose securities are listed for trading on the NASDAQ National Market, from engaging, under certain circumstances, in a “business combination” with any “interested stockholder” for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a “business combination” would include, among other things, a merger or consolidation involving us and an interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may “opt out” of the anti-takeover provisions. We have not and do not intend to “opt out” of these anti-takeover provisions of Delaware law.

Our current strategy contemplates future acquisitions, which will require us to incur substantial costs for which we may never realize the anticipated benefits.

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

     Achieving the benefits of any acquisition will depend in part on our ability to integrate an acquired business with our business in an efficient manner. Our consolidation of operations following any acquisition may require significant

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for any acquired business. We cannot ensure that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

     On November 28, 2001, we completed the acquisition of Torrent Systems Inc., and on April 3, 2002 we completed the acquisition of Vality. We consummated each transaction with the expectation that it will result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Achieving the benefits of the acquisitions will depend, in part, on the continued integration of our technology, operations and personnel in an efficient manner so as to minimize the risk that the acquisitions will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that we will be successful. In addition, we cannot assure you that our business will achieve revenues, efficiencies or synergies or that the acquisitions will result in increased earnings for the combined company in any future period.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war, may affect the markets in which we operate, our operations and our profitability.

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

     Also, as a result of terrorism, the United States may enter into an armed conflict that could have a further impact on our sales and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also negatively impact our business generated in those regions. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio, and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2002, we believe the fair value of the portfolio would decline by approximately $0.7 million. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

     Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. We believe that equity price fluctuations of plus or minus 10% would have had an immaterial impact on the value of these securities in 2001.

     Foreign Currency Exchange Rate Risk. We enter into foreign currency forward exchange contracts to reduce exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As these contracts are not designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contracts are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Latin America, Eastern Europe, and Asia/Pacific where there are limited forward foreign currency exchange markets and thus we have unhedged exposures in these currencies.

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

     The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the spot rate at March 31, 2002 and the forward rate. All contracts mature within twelve months.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk, Continued

Forward Contracts

		Weighted-
	Contract	Average
At March 31, 2002	Amount	Contract Rate	Fair Value

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Norweigan Krona	$1,251	8.93	$(15)
NTD	4,895	35.25	(32)
Japanese Yen	706	132.3	2
Australian Dollar	5,961	.52	(46)
Korean Won	3,133	1345.4	(43)
Swiss Franc	2,433	1.67	6
South African Rand	2,163	11.84	(83)
Thailand Bhat	3,093	43.59	(17)
Singapore Dollar	2,018	1.84	(1)
New Zealand Dollar	739	.43	(5)
Other (individually less than $1 million)	541	*	(2)

Total	$26,933		$(236)

Foreign currency to be purchased under contract:
British Pound	$20,068	1.42	$72
Other (individually less than $1 million)	585	*	3

Total	$20,653		$75

Grand Total	$6,280		$(161)

*	Not meaningful

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

               Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

               On April 26, 2002, pursuant to the terms of the Company’s First Amended and Restated Rights Agreement, dated August 12, 1997, as amended (the “Rights Agreement”), the Company and EquiServe Trust Company, N.A. (“EquiServe”), as successor rights agent under the Rights Agreement, executed Amendment No. 2 to the Rights Agreement (“Amendment No. 2”) to amend and update certain information in Items 1 and 2 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 18, 1991, as subsequently amended on May 27, 1992, August 11, 1995, September 3, 1997 and December 3, 1997. Amendment No. 2 provided for the following changes to the Rights Agreement: (i) it updated the names of the parties to the Rights Agreement to reflect the change in name of the Company as well as the assignment of the Rights Agreement by Fleet National Bank (formerly known as BankBoston, N.A.) to EquiServe whereby EquiServe became the rights agent under the Rights Agreement; (ii) it updated the definition of “Acquiring Person” to eliminate an exclusion that was previously necessary due to a series of preferred stock that is no longer outstanding; (iii) it amended Section 11(a)(iv) of the Rights Agreement to eliminate certain unnecessary conditions and determinations; (iv) it updated the notice section of the Rights Agreement to reflect the change in address of the corporate headquarters of the Company and to set forth the appropriate information for EquiServe as rights agent; (v) it updated the form of Rights Certificate to reflect the current date of termination of the Rights Agreement; and (vi) it replaced Amendment No. 1 in its entirety to the Informix Corporation First Amended and Restated Rights Agreement, dated as of November 17, 1997 which contained the obsolete exclusion from the definition of Acquiring Person described above.

               The foregoing is a summary of the principal terms of Amendment No. 2 and is qualified in its entirety by reference to the full text of Amendment No. 2, which is attached as exhibit 4.4 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on May 1, 2002.

Item 3.  Defaults Upon Senior Securities

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.  Other Information

               Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

Exhibit
Number	Exhibit

10.1	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated

               (b)  Reports on Form 8-K

On March 21, 2002, Ascential Software Corporation filed a Current Report on Form 8-K under “Item 5. Other Events.” No financial statements were filed with this Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated: May 15, 2002	By:	/s/ ROBERT C. McBRIDE
Robert C. McBride
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); Duly Authorized Officer