Form 10-Q
period 2002-06-30
ASCENTIAL SOFTWARE CORP
filed 2002-08-14
CIK 799089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3011736 (I.R.S. Employer Identification No.)

50 Washington Street, Westborough, MA (Address of principal executive office)	01581 (zip code)

Registrant’s telephone number, including area code:	(508) 366-3888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑          NO  ☐

At July 31, 2002, 248,165,550 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION

FORM 10-Q
Quarterly Period Ended June 30, 2002

PART I.   Financial Information

FORWARD–LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and included elsewhere in this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about the Company, is contained in other documents and periodic reports that the Company files from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management’s opinions only and only as of the date of this report, and the Company disclaims any obligation to update or revise these statements.

Ascential, DataStage, MetaRecon, INTEGRITY, and Media360 are trademarks of Ascential Software Corporation or its affiliates and may be registered in the U.S. and other jurisdictions. Other marks are the property of the owners of those marks.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET REVENUES
Licenses	$15,116	$87,204	$25,867	$184,404
Services	12,846	121,394	22,888	241,251

	27,962	208,598	48,755	425,655
COSTS AND EXPENSES
Cost of software	3,446	12,569	6,595	25,822
Cost of services	8,567	44,020	16,577	85,563
Sales and marketing	20,247	81,627	38,931	164,068
Research and development	6,674	36,169	13,107	71,854
General and administrative	7,989	28,112	22,534	54,637
Merger, realignment and other charges	11,462	1,389	16,141	5,607
Write-off of acquired in-process research and development	1,170	—	1,170	—

	59,555	203,886	115,055	407,551

Operating income (loss)	(31,593)	4,712	(66,300)	18,104

OTHER INCOME (EXPENSE)
Interest income	5,228	2,173	11,461	4,814
Interest expense	(18)	(54)	(39)	(88)
Adjustment to gain on sale of database business	—	—	7,634	—
IBM transaction costs	—	(5,597)	—	(5,597)
Impairment of long-term investments	—	(9,308)	—	(9,308)
Other income, net	2,095	320	929	1,247

INCOME (LOSS) BEFORE INCOME TAXES	(24,288)	(7,754)	(46,315)	9,172
Income tax expense (benefit)	(3,660)	1,525	(9,167)	4,402

NET INCOME (LOSS)	(20,628)	(9,279)	(37,148)	4,770

NET INCOME (LOSS) PER COMMON SHARE

Basic	$(0.08)	$(0.03)	$(0.15)	$0.02

Diluted	$(0.08)	$(0.03)	$(0.15)	$0.02

SHARES USED IN PER SHARE CALCULATIONS
Basic	252,374	286,018	254,440	286,613
Diluted	252,374	286,018	254,440	297,775

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$312,529	$489,307
Short-term investments	253,999	269,336
Accounts receivable, net	27,260	29,871
Receivable from sale of database business	106,000	—
Recoverable income taxes	19,014	19,261
Deferred income taxes	—	20,832
Other current assets	19,130	30,690

Total current assets	737,932	859,297

Property and equipment, net	11,280	11,687
Software costs, net	13,268	14,919
Long-term investments	1,181	1,782
Goodwill	157,654	67,769
Intangible assets, net	14,148	7,636
Deferred income taxes	5,708	—
Receivable from sale of database business	—	103,000
Other assets	13,389	13,933

Total assets	$954,560	$1,080,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,113	$11,681
Accrued expenses	32,200	52,344
Accrued employee compensation	16,275	19,527
Income taxes payable	73,720	93,482
Deferred revenue	16,244	12,338
Accrued merger, realignment and other charges	22,863	35,066
Deferred income taxes	23,119	—
Other current liabilities	400	7,079

Total current liabilities	194,934	231,517

Deferred income taxes — noncurrent	—	28,710

Commitments and contingencies

Stockholders’ equity
Common stock	2,573	2,564
Additional paid-in capital	598,913	596,402
Treasury stock	(54,466)	(25,464)
Retained earnings	228,668	265,816
Deferred compensation	(312)	(549)
Accumulated other comprehensive loss	(15,750)	(18,973)

Total stockholders’ equity	759,626	819,796

Total liabilities and stockholders' equity	$954,560	$1,080,023

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(37,148)	$4,770
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
License fees received in advance	—	(6,725)
Depreciation and amortization	4,859	19,634
Amortization of capitalized software	3,288	10,622
Impairment of long-term investments	—	9,308
Write-off of capitalized software	528	—
Write-off of acquired in process research and development	1,170	—
Foreign currency transaction losses	2,071	4,574
Loss on disposal of property and equipment	740	340
Deferred tax expense	9,533	—
Provisions for losses on accounts receivable	2,083	5,313
Merger, realignment and other charges	16,141	5,607
Gain on sale of database business	(7,634)	—
Stock-based employee compensation	—	39
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	1,530	38,079
Other current and non-current assets	5,809	(2,563)
Accounts payable, accrued expenses and other liabilities	(74,590)	(46,466)
Deferred revenue	2,211	4,605

Net cash and cash equivalents provided by (used in) operating activities	(69,409)	47,137

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(183,325)	(50,118)
Maturities of available-for-sale securities	129,479	38,791
Sales of available-for-sale securities	69,649	20,831
Business combination, net of cash acquired	(99,767)	—
Purchases of property and equipment	(2,554)	(16,162)
Proceeds from disposal of property and equipment	—	136
Additions to software costs	(6,640)	(6,842)
Proceeds from the sale of the database business	11,000	—
Other	907	1,512

Net cash and cash equivalents used in investing activities	(81,251)	(11,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from customers	—	3,491
Proceeds from issuance of common stock, net	2,520	10,280
Purchases of treasury stock	(29,001)	(29,942)
Principal payments on capital leases	—	(49)

Net cash and cash equivalents used in financing activities	(26,481)	(16,220)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	363	(5,578)

Increase (decrease) in cash and cash equivalents	(176,778)	13,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	489,307	128,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,529	$141,907

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A — Presentation of Interim Financial Statements

    Until the third quarter of 2001, Ascential Software Corporation (the “Company”) operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for approximately $1.0 billion in cash (the “IBM Transaction” — see Note I in these Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company, and the notes thereto, for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Note B — Business Combination

    On April 3, 2002, the Company acquired Vality Technology Incorporated (“Vality”), a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects that this acquisition will enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), meta data management, and data quality cleansing technologies. As of June 30, 2002 the Company has paid the net amount of $93.5 million to acquire Vality, which consists of $98.1 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested options, and $2.4 million for transaction costs, partially offset by $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.1
Cash paid for transaction costs	2.4
Accrued amount payable to stockholders and option holders	0.3
Accrued merger costs	2.2

Total	$96.0

The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(1.4)
Deferred income taxes	(2.0)
Intangible assets:
Existing technology	8.2
Covenant not to compete	0.3
Goodwill	89.7

Total intangible assets	98.2
In-process research and development	1.2

Total	$96.0

    The portion of the purchase price allocated to in-process research and development costs (“IPRD”) in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

    The remaining identified intangible assets acquired were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $89.7 million. The Company is in the process of completing the purchase price allocation which may be subject to refinement. The existing technology is being amortized over three years and the covenant not to compete will be amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by Statements of Financial Accounting Standards (“SFAS”) No. 141 and No. 142 (See Note C in these Notes to Unaudited Condensed Consolidated Financial Statements). The Company anticipates that none of the $98.2 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes. The following pro forma table illustrates the effect of Vality on the Company’s financial statements as if the acquisition had occurred at the beginning of the earliest period presented (in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	$27,962	$214,084	$53,818	$434,990
Net income (loss)	$(20,628)	$(9,109)	$(37,052)	$4,352
Basic and diluted net income (loss) per share	$(0.08)	$(0.03)	$(0.15)	$0.01

During the three months ended June 30, 2002, the Company also paid $6.3 million to complete its acquisition of Torrent Systems Inc. (“Torrent”) which the Company acquired in November 2001.

Note C — Goodwill and Other Intangible Assets

    In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

    Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and SFAS No. 142, as required for goodwill and intangible assets acquired in business combinations initiated after June 30, 2001. The Company has adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with applicable provisions of these statements, goodwill and other intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 are no longer amortized, but will be evaluated for impairment in accordance with SFAS No. 142. Effective January 1, 2002, goodwill and intangible assets acquired in business combinations completed before June 30, 2001 were not amortized beginning upon the Company’s adoption of SFAS No. 142.

    With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

    SFAS No. 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment annually or more frequently if impairment indicators arise. SFAS No. 142 also requires completion of a two-step transitional goodwill impairment test within six months from the date of adoption. Any transitional impairment loss resulting from the transition must be recognized as a cumulative effect of a change in accounting principle in the first period of transition. In connection with completion of the first step of its transitional analysis, the Company determined that it is organized as one operating segment which is also the only reporting unit. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of the Company exceeded the carrying amount of its goodwill and other intangible assets. As the first step did not indicate that impairment existed, the second step, to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, is not presently required. As of June 30, 2002, the Company had unamortized goodwill in the amount of $157.7 million, and unamortized identifiable intangible assets in the amount of $14.1 million.

    The Company will assess the impairment of goodwill and other intangible assets on an annual basis or more frequently if other indicators of impairment arise. The Company intends to adopt an annual impairment measurement date during the fourth quarter of 2002. Recent stock market fluctuations could, at some point in time, be deemed to indicate that the fair value of the Company is less than its carrying value. The Company did not record any related impairment charge during the three months ended June 30, 2002, as it believes that the stock market valuation is based on other factors such as the ongoing threat of terrorist activities, recent highly publicized events regarding significant public companies, overall United States and international economic conditions and the United States financial markets which did not trigger an evaluation of impairment. It is the Company’s belief that the current market price of its stock does not fully reflect the value of the Company. The Company will continue to monitor market conditions and may record an impairment charge during the second half of 2002 upon completion of its annual review or earlier if other indicators of impairment arise.

    The changes in the carrying amount of goodwill for the three and six months ended June 30, 2002 are as follows (in millions):

Balance as of December 31, 2001 and March 31, 2002	$67.8
Additions from Vality acquisition	89.7
Adjustments	0.2
Impairment losses	—

Balance as of June 30, 2002	$157.7

    During the three months ended June 30, 2002, the Company recorded $89.7 million of goodwill related to the acquisition of Vality. In addition, the Company recorded $0.2 million related to the adjustment of deferred compensation recorded through the Company’s acquisition of Torrent in November 2001.

    Other intangible assets amounted to $14.1 million (net of accumulated amortization of $3.3 million) and $7.6 (net of accumulated amortization of $1.4 million) at June 30, 2002 and December 31, 2001, respectively. These intangible assets consist primarily of customer lists and patented technology acquired through business combinations, and the Company is amortizing these assets over their estimated useful lives, generally three years. There are no expected residual values related to these intangible assets. Amortization expense for the three and six months ended June 30, 2002 was $1.3 million and $1.9 million, respectively. Estimated future amortization expense is as follows (in millions):

Year

2002	$2.7
2003	5.2
2004	5.0
2005	1.0
2006	0.2

Estimated total future amortization	$14.1

    The following table reconciles reported operating income (loss) and net income (loss) to their respective balances, adjusted to exclude amortization of goodwill and assembled workforce (“Goodwill”) expense, for the three and six months ended June 30, 2001, which is no longer amortized. Current period results are presented for comparative purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)

Operating Income (Loss)
Operating income (loss)	$(31,593)	$4,712	$(66,300)	$18,104
Add-back: Goodwill amortization	—	2,166	—	4,333

Adjusted operating income (loss)	$(31,593)	$6,878	$(66,300)	$22,437

Net income (loss)
Reported net income (loss)	$(20,628)	$(9,279)	$(37,148)	$4,770
Add-back: Goodwill amortization net of tax effect	—	2,166	—	4,333

Adjusted net income (loss)	$(20,628)	$(7,113)	$(37,148)	$9,103

Basic and Diluted Earnings Per Share
Reported net income (loss)	$(0.08)	$(0.03)	$(0.15)	$0.02
Goodwill amortization net of tax effect	—	.01	—	0.01

Adjusted net income (loss)	$(0.08)	$(0.02)	$(0.15)	$0.03

    The following table reconciles the prior three years operating income (loss) and net income (loss), as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, to their respective balances adjusted to exclude amortization of Goodwill expense:

	Years ended December 31,

	2001	2000	1999

	(In thousands except per share data)

Operating Income (Loss)
Operating income (loss)	$(96,160)	$(101,184)	$115,579
Add-back: Goodwill amortization	5,230	9,051	9,632

Adjusted operating income (loss)	$(90,930)	$(92,133)	$125,211

Net income (loss)
Reported net income (loss)	$624,948	$(98,506)	$(3,983)
Add-back: goodwill amortization, net of tax effect	5,230	9,051	9,632

Adjusted net income (loss)	$630,178	$(89,455)	$5,649

Basic Earnings Per Share
Reported net income (loss)	$2.25	$(0.34)	$(0.02)
Goodwill amortization, net of tax effect	0.02	0.03	0.04

Adjusted net income (loss)	$2.27	$(0.31)	$0.02

Diluted Earnings Per Share
Reported net income (loss)	$2.20	$(0.34)	$(0.01)
Goodwill amortization, net of tax effect	0.02	0.03	0.04

Adjusted net income (loss)	$2.22	$(0.31)	$0.03

     The Company is providing the following table of summarized financial information, as included in its Annual Report on Form 10-K for the year ended December 31, 2001, and pro forma disclosure of the affect of goodwill amortization, in accordance with the transitional disclosure provisions related to the adoption of SFAS 142.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)

Net revenues	$481,332	$929,319	$1,039,111	$854,520	$766,620
Net income (loss)	$624,948	$(98,315)	$(2,988)	$52,452	$(369,309)
Preferred stock dividend	—	(191)	(995)	(3,478)	(301)
Value assigned to warrants	—	—	—	(1,982)	(1,601)
Net income (loss) applicable to common stockholders	624,948	(98,506)	(3,983)	46,992	(371,211)
Net income (loss) per common share:
Basic	$2.25	$(0.34)	$(0.02)	$0.21	$(1.85)
Diluted	$2.20	$(0.34)	$(0.02)	$0.19	$(1.85)
Total assets	$1,080,572	$655,881	$793,337	$695,802	$653,342
Long-term obligations	$28,710	$787	$1,420	$3,759	$27,734
Retained earnings (accumulated deficit)	$265,816	$(359,132)	$(260,817)	$(259,849)	$(312,301)

Note D — Recent Accounting Pronouncements

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when incurred, rather than as of the date of a commitment to an exit or disposal plan. The purpose of SFAS No. 146 is to shift the timing of the recognition of costs associated with exit or disposal activities to when those costs are incurred and can be measured at fair value instead of recognizing costs upon the commitment to a plan to exit an activity or dispose of long-lived assets. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company intends to implement SFAS No. 146 no later than January 1, 2003 and is assessing the impact such adoption may have on the Company’s financial statements.

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

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company has adopted SFAS No. 144 effective January 1, 2002 and the impact of the adoption did not have a material effect on the Company’s financial statements for the three and six months ended June 30, 2002 (see Note E in these Notes to Unaudited Condensed Consolidated Financial Statements).

    Effective January 1, 2002, the Company adopted FASB Emerging Issues Task Force (“EITF”) Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“Topic D-103”). Topic No. D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Topic No. D-103 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the six months ended June 30, 2002, as the Company has historically recorded rebilled expenses as revenue.

    Effective January 1, 2002, the Company adopted the FASB’s EITF Topic 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 requires payments to customers or resellers for sales or marketing expenses to be classified as a component of revenue. EITF 01-09 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the six months ended June 30, 2002. The Company is currently evaluating the impact of such adoption on prior periods.

Note E — Termination of the Content Management Product Line

    On January 22, 2002, the Company’s board of directors endorsed the decision to divest the Company’s content management product line because it did not align with the Company’s strategic goals. The net assets of the product line were available for immediate sale and an investment bank was engaged to assist in the divestiture process. At the time, the Company intended to complete the divestiture as soon as possible and, in any event, within one year of the Company’s decision to sell the product line.

    As of March 31, 2002, the Company believed that the actions taken by the Company met the criteria under SFAS No. 144 for classification of a disposal group as “Assets held for sale” and “Liabilities associated with assets held for sale” and used this presentation on the balance sheet in the report filed on Form 10-Q for the three months ended March 31, 2002. Accordingly, the Company ceased amortizing capitalized software costs as of January 22, 2002. The Company was not able to distinguish certain historical financial information associated with this product line, therefore its results could not be classified as discontinued operations and has included the operating results of this product line for the three and six months ended June 30, 2002, in “Results from operations” in the Condensed Consolidated Statement of Operations. The assets related to the content management product line were evaluated by the Company and were carried at cost, which was less than the estimated fair market value net of costs to sell. As of May 15, 2002, the Company did not expect to record a loss on the divestiture of its content management product line.

     During June 2002, the Company ceased efforts to find a buyer for its content management product line as no interested buyers had been identified. In conjunction with its decision to cease efforts to find a buyer, the Company terminated associated operations, except for completion of previously committed consulting and support contracts, and recorded a charge of $7.3 million consisting primarily of asset impairment and severance costs. The components of this charge are discussed in detail below (see Note J in these Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the Company recorded $1.1 million in bad debt expense for the three months ended June 30, 2002 related to the write off of accounts receivable balances that were deemed uncollectible as a result of the termination of this product line.

Note F — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
		June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$(20,628)	$(9,279)	$(37,148)	$4,770

Denominator:
Denominator for basic net income (loss) per common share –
Weighted-average shares outstanding	252,374	285,752	254,440	283,468
Weighted-average shares to be issued for litigation settlement	—	266	—	3,145

Denominator for basic net income (loss) per common share	252,374	286,018	254,440	286,613

Effect of dilutive securities:
Employee stock options and restricted common stock	—	—	—	6,618
Contingently issuable shares for litigation settlement	—	—	—	4,529
Common stock warrants (Series B Warrants)	—	—	—	15

Denominator for diluted net income (loss) per common share –
Adjusted weighted-average shares and assumed conversions	252,374	286,018	254,440	297,775

Basic net income (loss) per common share	$(0.08)	$(0.03)	$(0.15)	$0.02

Diluted net income (loss) per common share	$(0.08)	$(0.03)	$(0.15)	$0.02

     For the three and six months ended June 30, 2002 and three months ended June 30, 2001, the Company is utilizing loss from continuing operations as the “control number” for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS No. 128. As a result, potential common shares are anti-dilutive in these periods and are excluded from the calculation. Options excluded for this reason totaled 10.5 million and 12.9 million for the three and six months ending June 30, 2002, respectively, and 25.8 million and 27.7 million for the three and six months ended June 30, 2001, respectively. These options have exercise prices ranging from $0.05 to $3.28 for the three months ended June 30, 2002, and from $0.05 to $3.79 for the six months ended June 30, 2002, and $0.05 to $5.34 for the three months ended June 30, 2001.

     Additionally, the Company excluded potentially dilutive securities for the three and six months ended June 30, 2002, and three months ended June 30, 2001, from its diluted net loss per share computation because the exercise price of these securities exceeded the average market value of the Company’s common stock (“Common Stock”), therefore these securities were anti-dilutive. A summary of the excluded potential dilutive securities and the related exercise/conversion features for the three and six months ended June 30, 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
		June 30,		June 30,

Potential dilutive securities:	2002	2001	2002	2001

Stock options	33,042	14,633	30,595	12,737
Contingently issuable shares for litigation settlement	—	4,427	—	—

Common stock warrants (Series B Warrants)	2,303	2,303	2,303	—
Cloudscape restricted common stock	—	10	—	10

      The stock options have per share exercise prices ranging from $3.34 to $28.10, and from $3.86 to $28.10 for the three and six months ended June 30, 2002, respectively. These stock options are exercisable through June 2012. The stock options had exercise prices ranging from $5.35 to $28.10 per share and from $5.65 to $28.10 per share in the three and six months ended June 30, 2001, respectively.

      The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B convertible preferred stock (“Series B Preferred”) into shares of Common Stock in July of 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were convertible. As of June 30, 2002, and June 30, 2001, Series B Warrants exercisable for approximately 2.3 million shares of Common Stock were outstanding and exercisable through November 2002 at a per share exercise price of $7.84.

      As part of the Company’s settlement in 1999 of various private securities and related litigation arising out of the November 1997 restatement of certain of its financial statements, the Company agreed to issue a minimum of nine million shares (“settlement shares”) of Common Stock at a guaranteed value of $91 million (“stock price guarantee”). The stock price guarantee would be satisfied with respect to any distribution of settlement shares if the closing price of the Common Stock averaged at least $10.11 per share for ten consecutive trading days during the six month period subsequent to the distribution. The first distributions of settlement shares occurred in November and December of 1999, when the Company issued approximately 2.9 million settlement shares to the plaintiff’s counsel. The stock price guarantee was satisfied with respect to this first distributions of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The stock price guarantee was not satisfied with respect to this final distribution of settlement shares, and the Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. Until the fourth quarter of 2001, the Company presumed it would satisfy the stock price guarantee by issuing the required amount of shares (“contingently issuable shares”). Accordingly, the contingently issuable shares are included as dilutive securities above for the period from January 1, 2001 to June 30, 2001.

Note G — Comprehensive Income

     The following table sets forth the calculation of other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(20,628)	$(9,279)	$(37,148)	$4,770
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of taxes	1,741	544	1,009	555
Reclassification adjustment for realized losses (gains) included in net income (loss), net of taxes	(169)	3,808	(337)	3,808
Change in accumulated foreign currency translation adjustment	3,336	(449)	2,551	(1,197)

	$(15,720)	$(5,376)	$(33,925)	$7,936

Note H — Stockholders’ Equity

     Concurrent with the acquisition of Vality, the Company awarded 0.3 million shares of restricted stock to Vality’s chief executive officer. On May 2, 2002, the Company announced that Vality’s former chief executive officer would be leaving the Company, at which time the shares became fully vested and were issued. Fully vesting the restricted shares resulted in a compensation charge of $0.9 million which was included in the “Severance and employment costs” component of the Company’s “Second Quarter of 2002 Realignment” charge (see Note J in these Notes to Unaudited Condensed Consolidated Financial Statements).

     During the six months ended June 30, 2002, the Company repurchased nine million shares of Common Stock for an aggregate of $29.0 million in cash as part of its previously approved program that authorized the repurchase of up to $350.0 million of Common Stock. As of June 30, 2002, the Company had repurchased an aggregate of approximately 43.0 million shares for an aggregate purchase price of approximately $172 million.

Reconciliation of outstanding shares (in thousands):
Shares outstanding at December 31, 2001	256,355
Shares repurchased under previously announced program	(9,013)
Shares issued under restricted stock agreement with Vality’s chief executive officer	300
Shares issued upon exercises of stock options	336
Shares sold and issued to employees under the Company’s employee stock purchase plan	311

Shares outstanding at June 30, 2002	248,289

     From July 1, 2002 through August 13, 2002 the Company repurchased an additional 1.7 million shares under the above mentioned repurchase program, for an aggregate purchase price of $4.0 million.

Note I — Sale of the Database Business

     On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for approximately $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the database business in the nine remaining countries that were not closed on July 1, 2001. IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy any indemnification obligations that might arise with respect to any representations or warranties made by the Company as part of the IBM Transaction purchase agreement (the “Agreement”). IBM will retain the Holdback until December 31, 2002, except for any funds necessary to provide for any claims made prior to that date. Interest began to accrue on July 1, 2001, at 6% per annum, on the Holdback to be paid to the Company. Accrued interest on the Holdback was $6.0 million at June 30, 2002. The Holdback and accrued interest are included in “Receivable from sale of database business” on the accompanying consolidated balance sheets as a component of current assets at June 30, 2002 as the amount is scheduled to be received within one year from the date of the balance sheet. There were no known claims against this Holdback as of June 30, 2002.

     During the three months ended March 31, 2002, the Company paid IBM $13.2 million to fund the transfer of certain employee related accruals, $2.9 million to buy out certain lease obligations, $2.0 million to pay for the transfer of certain long-term assets and $2.4 million for royalties and other obligations owed to IBM. In conjunction with the payments made to IBM, IBM paid the Company $21.6 million to fund certain severance costs, $11.0 million to settle the net working capital adjustment under the Agreement and $0.8 million for taxes and other fees. No additional payments were required for the three months ended June 30, 2002.

     Under the terms of the Agreement, the Company was obligated to transfer $124.0 million of net working capital, as defined in the Agreement, to IBM. If the net working capital transferred to IBM exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the difference. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had recognized the minimum net working capital adjustment of $3.7 million in the gain resulting from the IBM Transaction. On March 29, 2002, the Company was paid $11.0 million by IBM to settle the net working capital adjustment. Accordingly, the Company recorded the incremental $7.3 million received in “Adjustment to gain on sale of database business” during the three months ended March 31, 2002. No additional adjustments were recorded for the three months ended June 30, 2002.

     As a result of the sale of the IBM Transaction, the Company has recorded a cumulative gain, after transaction costs and related charges, but excluding income taxes, of $873.3 million through June 30, 2002. The following table sets forth the components of the gain (in millions):

Cash proceeds received from IBM	$900.0
IBM holdback	100.0

Gross sale proceeds	1,000.0
Deferred revenue adjustment	(11.6)
Employee–related accrual adjustment	(13.2)
Minimum net working capital adjustment	3.7

Adjusted sale proceeds	978.9
Net assets transferred to IBM	(71.3)
Transaction costs and related charges	(41.9)

Gain resulting from the IBM Transaction through December 31, 2001	865.7
Final net working capital adjustment	7.3
Other, net	0.3

Gain resulting from the IBM Transaction through June 30, 2002	$873.3

     The following table sets forth the components of the accrued transaction costs and related charges incurred during the six months ended June 30, 2002 (in millions):

	Accrual			Accrual
	Balance			Balance
	December 31,		Cash	June 30,
	2001	Adjustments	Payments	2002

Professional fees	$3.0	$0.9	$3.6	$0.3
Severance and employment-related costs	10.3	(0.9)	(4.8)	4.6
Other charges	0.7	—	(0.3)	0.4

Accrued transaction costs and related charges included in accrued expenses	$14.0	—	$(8.7)	$5.3

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. During the quarter ended June 30, 2002, the Company reclassified $0.9 million of its original charge to professional fees from severance and related costs. This reclassification reflects an increase in estimated costs to reorganize the Company related to the IBM Transaction offset by a decrease in estimated severance and employment related costs to terminate two remaining employees. As of June 30, 2002, severance payments and related taxes had been paid to terminate approximately 80 employees. The remaining accrual balance of $4.6 million, which includes severance and related taxes, is expected be paid on various dates extending through 2006.

     The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consist of the performance of certain administrative functions, infrastructure costs and the provision of office space in shared facilities of which one of the parties is the primary leaseholder. To facilitate the provision of these services, at the time of the IBM Transaction, the Company and IBM entered into reciprocal transitional service agreements, under which both parties provide and utilize transitional services at agreed upon rates that the Company believes represent the fair value of such services. During the three months ended June 30, 2002, the Company provided to IBM and purchased from IBM transitional services amounting to $0.9 million and $0.5 million, respectively. During the six months ended June 30, 2002, the Company provided to IBM and purchased from IBM transitional services at a cost of $1.3 million and $3.5 million, respectively. The provision for shared administrative functions and office space in shared facilities ended during the second quarter of 2002, while the provision of shared infrastructure cost is expected to be completed, barring unforeseen circumstances, by the end of 2002.

Note J — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at June 30, 2002 and December 31, 2001 (in millions):

	June 30, 2002	December 31, 2001

Second quarter 2002 realignment	$2.1	$—
Third quarter 2001 realignment	0.4	3.8
Facility and equipment charges resulting from the
IBM Transaction	18.0	25.0
2000 strategic realignment	1.5	5.2
Ardent merger and other	0.9	1.1

	$22.9	$35.1

     During the second quarter of 2002, the Company recorded $12.2 million of “Merger, realignment and other” charges related to its second quarter 2002 realignment plan and reversed $0.4 million related to accrued severance payments that were originally recorded as part of its third quarter of 2001 realignment plan, and $0.3 of an accrual related to the Facility and Equipment charges resulting from the IBM Transaction. The components of these net charges are outlined below. The net impact of these activities was an $11.5 million charge recorded to the “Merger, realignment and other” line of the Company’s condensed consolidated statements of operations.

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

Second Quarter 2002 Realignment

     During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line, which previously had been classified as held-for-sale (see Note E in these Notes to Condensed Consolidated Financial Statements), and realign its infrastructure by reducing its workforce and closing facilities. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $12.2 million of  “Merger, realignment and other” charges during the period. This $12.2 million charge consisted of $7.3 million to terminate operations related to the Company’s content management product line, $4.9 million of charges during the period related to the integration of Vality, and $0.8 of additional costs associated with the winddown of the database business. The $7.3 million charge related to its content management product line consisted of $4.5 million for the impairment of capitalized software costs, $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The $4.9 million charge to integrate Vality consisted of $4.3 million to terminate 91 Ascential employees, $0.4 million to close the Company’s vacant, or partially vacant, facilities and $0.2 million of other costs. The 143 employees to be terminated include approximately 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 of other costs. The following table sets forth the significant components of the charge recognized during the quarter ended June 30, 2002, the activity for the same quarter and the accrued balance remaining at June 30, 2002 (in millions):

				Balance at
	Charges	Non–Cash	Payments	June 30, 2002

Severance and employment costs	$5.7	$—	$(4.2)	$1.5
Write-off abandoned technology	4.5	(4.5)	—	—
Write-off computer equipment	0.8	(0.8)	—	—
Facility costs	0.4	—	(0.4)	—
Professional fees	0.4	—	—	0.4
Other exit costs	0.4	—	(0.2)	0.2

	$12.2	$(5.3)	$(4.8)	$2.1

     The unpaid balance of $2.1 million as of June 30, 2002 is expected to be paid by the end of 2002 and relates primarily to bi-monthly severance payments for employees who have already been terminated and severance payments for employees who, barring unforeseen circumstances, are expected to be terminated by the end of 2002.

Third Quarter 2001 Realignment

     During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million. The following table sets forth the accrual activity for the six months ended June 30, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	June 30,
	2001	Adjustments	Payments	2002

Severance and employment costs	$3.8	$(0.4)	$(3.0)	$0.4

     Severance and employment-related costs primarily consist of termination compensation and related benefits for employees. As of June 30, 2002, termination compensation and related benefits had been paid to terminate approximately 240 employees. During the quarter ended June 30, 2002, the Company reversed $0.4 million of the accrual related to approximately 18 employees as it was no longer required. The remaining accrual balance of $0.4 million to terminate approximately two employees is expected, barring unforeseen circumstances, to be paid on various dates extending through September 2002.

Facility and Equipment Charges Resulting from the IBM Transaction

     In connection with the IBM Transaction (see Note I in these Notes to Unaudited Condensed Consolidated Financial Statements), the Company recorded a $35.3 million charge during 2001 for facilities and equipment costs related to Company’s vacant, or partially vacant, facilities at December 31, 2001. This charge is comprised of a reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the six months ended June 30, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	June 30,
	2001	Adjustments	Payments	2002

Residual lease obligations and restoration costs	$25.0	$1.9	$(8.9)	$18.0

     The cost of residual lease obligations is based upon lease-related payments that the Company estimates it will make from the date of the Company’s exit from the facility to the end of the corresponding lease term, net of rental payments from IBM or other sub–lessees. This cost also includes estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The leases relating to facilities that the Company has exited or plans to exit at June 30, 2002 expire from 2002 through 2008.

     On March 31, 2002, the Company paid IBM $2.9 million for a release from lease obligations in seven facilities located in the United States and the United Kingdom while assuming additional lease obligations for two facilities in Ireland and Germany. The result of the negotiated release was a reduction in the Company’s accrual for previously estimated lease obligations for the seven facilities by an aggregate of $7.0 million while increasing its previously estimated obligation by $2.0 million for the facilities in Ireland and Germany, resulting in a $5.0 million net reduction in the total charge.

     During the three and six months ended June 30, 2002, the Company revised the assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties which resulted in adjustments to facilities accrual of $(0.3) million and $6.9 million, respectively. The majority of the adjustment relates to decreasing market prices for sublease rental receipts and difficulty in obtaining sublease tenants, primarily in the United States and Europe. The following sets forth the components of the charges recorded to “Merger, realignment and other charges” during the three and six months ended June 30, 2002 (in millions):

	Three months	Six months
	ended	ended
	June 30, 2002	June 30, 2002

Release of lease obligations	$—	$(7.0)
Additional assumed lease obligations	—	2.0
Revision of assumptions to reflect current market conditions	(0.3)	6.9

Net charge (benefit)	$(0.3)	$1.9

     The Company may need to record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of June 30, 2002, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations, excluding estimated sublease income, and restoration costs, to exceed $12.4 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

2000 Strategic Realignment

     During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company’s product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $93.5 million relating to its realignment of its operations by establishing two operating businesses. The following sets forth the accrual activity for the six months ended June 30, 2002 (in millions):

	Accrual at			Accrual at
	December 31,	Charges/	Cash	June 30,
	2001	Adjustments	Payments	2002

Severance and employment-related costs	$0.1	$—	$(0.1)	$—
Facilities and equipment costs	2.1	—	(0.6)	1.5
Costs to exit various commitments and programs	3.0	—	(3.0)	—

	$5.2	$—	$(3.7)	$1.5

     The remaining accrual balance at June 30, 2002 of $1.5 million is for lease obligations that extend through 2005 for redundant facilities.

Ardent Merger and Other

     As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges arising from decisions to exit certain facilities. As of June 30, 2002, approximately $0.9 million remained unpaid relating primarily to future rental obligations on idle facilities that expire at various dates through 2004.

Note K — Operating Segments

     During the first quarter of 2001, in conjunction with its strategic realignment, the Company began operating under two segments that reported to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The Company evaluated operating segment performance based primarily on net revenues and certain operating expenses. As discussed in Note I in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business to

IBM during the third quarter of 2001. Accordingly, the Company no longer derives revenue from the Informix Software segment and the only remaining operating segment subsequent to the sale is Ascential Software. Set forth below is a summary of the results of operations for Ascential Software and Informix Software for the three and six months ended June 30, 2002 and June 30, 2001:

			Ascential Software
			Corporation (Ascential
			Software and
	Ascential	Informix	Informix Software
Three Months Ended June 30	Software	Software	Combined)
(In millions)

2002:

Total net revenues	$28.0	$—	$28.0
Operating income (loss)	(29.7)	(1.9)	(31.6)

2001:

Total net revenues	$36.5	$172.1	$208.6
Operating income (loss)	(19.2)	23.9	4.7

			Ascential Software
			Corporation (Ascential
			Software and
	Ascential	Informix	Informix Software
Six Months Ended June 30	Software	Software	Combined)
(In millions)

2002:

Total net revenues	$48.8	$—	$48.8
Operating loss	(53.6)	(12.7)	(66.3)

2001:

Total net revenues	$69.8	$355.9	$425.7
Operating loss	(40.9)	59.0	18.1

     The operating loss for Informix Software for the three and six months ended June 30, 2002 relates principally to the costs of settlement of disputes associated with the historical database operations, net of recoveries, adjustments to facility and severance reserves and the general and administrative costs associated with consolidating the infrastructure of the database business into the Company infrastructure.

     For the three and six months ended June 30, 2002, no customer was responsible for greater than 10% of total net revenues.

Note L — Litigation

     On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable federal and state courts. The settlement resolved all material litigation arising out of the restatement of the Company’s financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999, and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of the Company’s insurance carriers on behalf of certain of the Company’s current and former officers and directors. As part of the settlement, the Company also agreed to contribute a minimum of 9.0 million shares of Common Stock, which was required to provide a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distributions of shares of Common Stock occurred in November and December of 1999 when the Company issued approximately 2.9 million shares to the plaintiff’s counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the settlement. Pursuant to the terms of the settlement, the Company paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the settlement. The Company’s former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the settlement was $142.0 million.

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

     EXPO 2000 filed an action against Ascential Software GmbH (the Company’s German subsidiary) in the Hanover, Germany district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. The Company filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against the Company in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment was conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court’s judgment and issued a judgment in favor of the Company in the amount of approximately $2.5 million. On June 5, 2001 EXPO filed an appeal to the German Federal High Court in Civil Matters. The German Federal High Court decided on May 14, 2002 that the appeal of EXPO would not be accepted. Therefore, the judgment of the Higher Regional Court is final and EXPO was ordered to pay Ascential Software GmbH the sum of approximately $3.0 million including 5% interest from January 19, 1999. This amount was paid to Ascential Software GmbH during the second quarter of fiscal 2002, and is recorded in “Other income, net” for the three and six months ended June 30, 2002. In addition, the Company reversed its prior $3.1 million accrual that was recorded in August 1999 and recorded a $2.8 million decrease, adjusted for foreign currency fluctuations, to “General and administrative” expense for the three and six months ended June 30, 2002.

     The Company is a defendant in one action filed against Unidata, Inc., a company that the Company merged with in 1998 (“Unidata”) filed in May 1996 in the U.S. District Court for the Western District of Washington, and was previously a defendant in another action filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleged in both actions the improper distribution of certain Unidata products in the plaintiff’s exclusive territory and asserted damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys’ fees and expenses estimated to be approximately $0.8 million.

     The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company has agreed with the plaintiff to a settlement pursuant to which, among other things, the Company, as each of the actions is dismissed, the underlying license is terminated, and certain intellectual property rights are assigned to the Company by the plaintiff, is obligated to pay into escrow and then have released from escrow to the plaintiff, certain amounts totaling approximately $15.95 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys fees and any amounts paid in settlement, which the Company was unable to estimate at June 30, 2002. The China and Denver actions have been dismissed, the plaintiff has filed a motion to dismiss the Washington State action, the license agreement was terminated and the intellectual property rights have been assigned to the Company as of the end of the second quarter of fiscal 2002 and corresponding payments were made to plaintiff. During the six months ended June 30, 2002, the Company paid into escrow $10.4 million and, at June 30, 2002, had a reserve of $5.6 million for the remainder of the settlement which was paid into escrow in July 2002.

     On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Norther District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January, 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. The Company has moved to transfer venue of the case to the District of Massachusetts. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. The Company intends to defend itself vigorously.

     From time to time, in the ordinary course of business, the Company is involved in various other legal proceedings and claims, including but not limited to those related to the operations of the former database business and/or asserted by former employees of the Company relating to their employment or compensation by the Company. The Company does not believe that any of these other proceedings and claims will have a material adverse effect on the Company’s business or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such statements address, for example, the creation of a market offering that integrates various technologies and enhances our ability to sell our products, timing of transactions resulting in revenue and the resulting fluctuation in revenue, the continued decline of revenue and of costs attributable to our content management product line, the level of research and development expense associated with our content management business anticipated through the completion of all related customer contracts, estimated costs to complete in-process research and development and timing of such completion, management's estimates of revenues, operating expenses and income taxes from in-process technology, the expected decline of transitional costs relating to the IBM Transaction, the belief that our current cash, cash equivalents and short-term investments balances will be sufficient to meet our working capital requirements and that we will have sufficient resources to continue to fund our stock repurchase program, the costs of current and future facilities, severance and other obligations associated with the IBM Transaction and/or the former database business and restructuring initiatives, the seasonality of purchasing trends, and our expectation that software product developers will increasingly be subject to intellectual property infringement claims. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this report.

      References to comparisons between the same “period” in this Form 10-Q refer to our quarterly and/or three-month periods of the relevant fiscal year. References to “Ascential Software” refer to our existing enterprise data integration business, and references to “Informix Software” refer to the database business divested in the IBM Transaction.

OVERVIEW

     Ascential Software Corporation is a global provider of enterprise data integration solutions. We design, develop, market, distribute and support enterprise data integration software products and solutions to allow our worldwide customers, comprised of mid-sized and large organizations and governmental institutions, to transform vast amounts of disparate, unrefined data into reliable, reusable information assets in support of critical enterprise initiatives. We also offer to our customers a variety of services such as consulting, including implementation assistance, project planning and deployment, software product enhancements and support, and education. We provide information infrastructure software that helps organizations to collect, profile, validate, cleanse, organize, administer and deliver information from any application or data source to any strategic application anywhere across the enterprise.

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. During 2000, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our information asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business, including the name “Informix”, to IBM for approximately $1 billion in cash, which we refer to as the “IBM Transaction” (see Note I to the Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. During 2002, after the sale of the database business, our sole operating segment has been our Ascential Software business, however we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, these transitional costs are expected to decline over the next two quarters and are not expected to recur past December 31, 2002.

     On January 22, 2002, our board of directors endorsed the decision to divest our content management product line because it did not align with our strategic goals. We engaged an investment bank to assist in the divestiture process and sought potential buyers for the product line during the six months ended June 30, 2002. In June 2002, we ceased efforts to find a buyer for the product line as no interested buyers were identified and terminated the related operations, except for the completion of previously committed consulting and support contracts. As a result, in June 2002 we recorded a charge of $7.3 million, which included charges for impairment of computer equipment and capitalized software costs associated with the product line, severance to terminate related employees and professional fees incurred in connection with the efforts to sell the business.

     On April 3, 2002, we acquired Vality Technology Incorporated (“Vality”) for approximately $93.5 million, consisting of $98.1 million paid to acquire outstanding stock and vested options and $2.4 million for transaction costs, partially offset by $7.0 million of cash received from Vality. Vality, headquartered in Boston, Massachusetts, was a privately held company that specialized in enterprise data quality management. Concurrent with the acquisition, we awarded 0.3 million shares of restricted stock to Vality’s former chief executive officer. On May 2, 2002, we announced that Vality’s former chief executive officer would be leaving the Company. His shares became fully vested upon his departure, resulting in a $0.9 million charge for non-cash compensation recorded as “Merger, realignment, and other” in the three months ended June 30, 2002. In connection with the acquisition of Vality, we also recorded a charge of $1.2 million for the write off of in-process research and development. Vality is now operated as a wholly owned subsidiary of Ascential Software Corporation.

     Headquartered in Westborough, Massachusetts, we have offices worldwide and support more than 2,100 customers in such industries as financial services, telecommunications, healthcare and life sciences, manufacturing, consumer goods and retail. We had approximately 750 employees at June 30, 2002, including 24 employees in our content management product line.

Products and Services

     Our Enterprise Data Integration platform and suite of products are highly scalable and comprehensive. We offer enterprises a single integration platform for any style of structured data using a unified meta data backbone. At the core of our product offering is DataStage, which provides enterprises with a complete set of functionality for data integration and the movement and transformation of data from diverse sources.

       Combined with components in our platform for meta data integration and data quality assurance, we offer a complete software platform for enterprise data integration. Extending this capability, DataStage allows the customer to extract data from diverse sources, including legacy mainframe systems; Enterprise Applications such as SAP, Siebel, and PeopleSoft; and message-based middleware and complex file structures such as XML and web logs. The data is then transformed so that it can be made available to end user applications such as Customer Relationship Management (CRM), Enterprise Resource Planning (ERP), Supply Chain Management (SCM), Business Intelligence and Analytics, e-business, or other enterprise applications. In addition, its web-based components enable remote administration of an organization’s warehouse investment, and the reuse of an organization’s business intelligence investment in analytic application tools such as those provided by Business Objects, Hyperion and Cognos.

       By virtue of our acquisition of Torrent Systems Inc. (“Torrent”) in November 2001, we added parallel processing capabilities through a highly scalable parallel processing framework, which we market as Parallel Extender. With Parallel Extender, we can offer a very high level of data integration performance with virtually unlimited scalability. On March 31, 2002 we acquired from Metagenix, Inc. our MetaRecon product, which automates the labor-intensive process of deciphering the content and meaning of data from disparate source data information systems — an important first step in integrating data for enterprise applications. INTEGRITY, which was added through the acquisition of Vality in April 2002, is advanced detection, matching and cleansing software designed to ensure that clean, accurate and reliable data is delivered throughout the integration process. Together, these products constitute an integrated and comprehensive enterprise data integration platform. We expect that the aggregate of these acquired technologies will create a market offering that integrates ETL (extract, transformation, and load), meta data management, and data quality cleansing technologies and enhances our ability to sell DataStage. We offer customers a complete capability for data profiling, cleansing, transformation and deployment, on a highly scalable platform, from wherever in the enterprise data is located to wherever it needs to be delivered.

       We offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated knowledge and experience, gained through many successful engagements in a wide range of installations.

Critical Accounting Policies

       The discussion and analysis of our financial condition and results of operations below is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of operations of the Company, have been consistently recorded. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods covered in this filing.

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

       We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. In compliance with the Securities and Exchange Commission’s recent guidance, we are providing additional disclosure about these “critical accounting policies and practices” within the appropriate sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

       For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies are as follows:

–	Revenue recognition.
–	Charges for residual lease obligations and restoration costs for facilities abandoned as a result of the IBM Transaction and our merger and realignment activities.
–	Charges for severance and employment-related costs.

–	Allowance for doubtful accounts
–	Recoverability of goodwill and other intangible assets

RESULTS OF OPERATIONS

       The discussion and analysis of our results of operations for the three and six months ended June 30, 2002 is structured to take into account the sale of the database business during the third quarter of 2001. The database business had accounted for 83% and 84% of our revenue for the three and six months ended June 30, 2001, respectively. Therefore, we believe that comparisons of total revenue and expenses for the three and six months ended June 30, 2002, and 2001, respectively, are not meaningful. Accordingly, the discussion and analysis of our results of operations is structured as follows:

I. Overview of Results of Operations—Ascential Software

Revenues and expenses of Ascential Software are presented as a percentage of revenues for the three and six months ended June 30, 2002 and 2001. This presentation excludes the results of the database business and accommodates our discussion of our results of the Ascential Software operations during the three and six months ended June 30, 2002, given the sale of our database business during the third quarter of 2001.

II. Revenue—Ascential Software and Informix Software

Discussion and analysis of revenues, including: (1) a table of revenues by type for Ascential Software and Informix Software for the three and six months ended June 30, 2002 and 2001; (2) a description of revenues by type; and (3) a discussion and analysis of Ascential Software revenues for the three and six months ended June 30, 2002 (with each as compared to the corresponding period in 2001).

III. Costs and Expenses—Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) a table of expenses by type for Ascential Software and Informix Software for the three and six months ended June 30, 2002 and 2001; (2) a discussion and analysis of Ascential Software costs and expenses for the three and six months ended June 30, 2002 (with each as compared to the corresponding period in 2001); and (3) a description of the costs remaining in Informix Software for the three and six months ended June 30, 2002.

IV. Other Income (Expense)—Ascential Software Corporation

Discussion and analysis of other income (expense) for the three and six months ended June 30, 2002.

V. Income Taxes—Ascential Software Corporation

Discussion and analysis of income taxes for the three and six months ended June 30, 2002.

I.  Overview of Results of Operations — Ascential Software

       The following table compares the results of operations for Ascential Software for the three and six months ended June 30, 2002 and 2001, respectively. This presentation excludes the results of the database business that was sold during the third quarter of 2001.

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	Percent of net revenue

Net revenues:
Licenses	54%	50%	53%	50%
Services	46	50	47	50

Total net revenues	100%	100%	100%	100%
Cost and expenses:
Cost of software	13%	10	12%	12%
Cost of services	31	35	34	35
Sales and marketing	72	68	80	73
Research and development	24	25	27	26
General and administrative	23	15	32	12
Merger, realignment, and other changes	39	—	23	—
In-process research and development	4	—	2	—

Total expenses	206	153	210	158

Operating loss	(106)%	(53)%	(110)%	(58)%

II.    Revenue — Ascential Software and Informix Software

       We derive revenues from licensing software and providing post-license technical product support, maintenance and updates to customers and from consulting and education services.

       License Revenues. We generate license revenues through either the shipment of product to customers or by granting licenses to customers to manufacture products integrating our products. Our products are sold directly to end-user customers or through resellers, including original equipment manufacturers (OEM’s), system integrators, distributors and value added resellers (VAR’s). In general, we recognize revenue from license agreements with resellers when the reseller licenses software to an end user or when software is utilized by the reseller and all of our related obligations have been satisfied.

       Our license transactions can be relatively large in size and difficult to forecast both in timing and dollar value. As a result, license transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the industry, a disproportionate amount of our license revenue is derived from transactions that close in the final weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations because of the uncertainty of whether quarter-end transactions will close by the end of the quarter or in the beginning of the following quarter. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

       Service Revenues. Service revenues are comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers.

       The following table and discussion compares the revenues for the businesses of Ascential Software and Informix Software for the three and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Ascential Software
License revenues	$15.1	$18.4	$25.9	$35.2
Service revenues:
Maintenance revenues	7.3	8.2	12.9	15.8
Consulting and education revenues	5.6	9.9	10.0	18.8

Total service revenues	12.9	18.1	22.9	34.6

Total revenues — Ascential Software	$28.0	$36.5	$48.8	$69.8

Informix Software
License revenues	$—	$68.8	$—	$149.2
Service revenues:
Maintenance revenues	—	91.3	—	182.5
Consulting and education revenues	—	12.0	—	24.2

Total service revenues	—	103.3	—	206.7

Total revenues — Informix Software	$—	$172.1	$—	$355.9

Ascential Software Corporation (Combined total of
Ascential Software and Informix Software)
License revenues	$15.1	$87.2	$25.9	$184.4
Service revenues:
Maintenance revenues	7.3	99.5	12.9	198.3
Consulting and education revenues	5.6	21.9	10.0	43.0

Total service revenues	12.9	121.4	22.9	241.3

Total revenues	$28.0	$208.6	$48.8	$425.7

Ascential Software — Revenues

       License revenues. License revenue for Ascential Software for the three months ended June 30, 2002 decreased 18% to $15.1 million from $18.4 million for the same period in 2001. The $3.3 million decrease is comprised of a $2.5 million decrease in revenue from the content management product line, which we stopped selling during the three months ended June 30, 2002, and a $3.5 million decrease in revenue due to a decline in sales of the i.Decide product, which was abandoned as a result of the sale of the database business. These declines were offset by a $2.1 million increase in license revenue from products acquired in the Vality acquisition and a $0.2 million increase in sales of DataStage. Our MetaRecon product, which we acquired on March 31, 2002, contributed $0.4 million of license revenues for the three months ended June 30, 2002.

       License revenue for Ascential Software for the six months ended June 30, 2002 decreased 26% to $25.9 million from $35.2 million for the same period in 2001. The $9.3 million decrease is comprised of a $6.0 million decrease in revenue from the content management product line, which we stopped selling during the three months ended June 30, 2002, a $4.2 million decrease in revenue due to a decline in sales of the i.Decide product, which was abandoned as a result of the sale of the database business, and a $1.5 million decrease in revenue from the i.Sell product, which was discontinued in the first quarter of 2001 and a $2.4 million decrease in sales of DataStage. These declines were offset, in part, by a $2.1 million increase in license revenue from products associated with the Vality acquisition, a $2.3 million increase in sales of products associated with the Torrent acquisition, and a $0.4 million increase in license revenues from MetaRecon.

       Service revenues. Service revenue for Ascential Software for the three months ended June 30, 2002 decreased 29% to $12.9 million from $18.1 million for the same period in 2001. Maintenance revenue decreased by $0.9 million to $7.3 million in the three months ended June 30, 2002 from $8.2 million for the same period in 2001. The decrease in maintenance revenue is attributable to a $0.7 million decrease in maintenance revenue associated with the decline in content management product offerings discussed above and a $3.0 million decrease in maintenance revenue principally associated with the discontinuation of the i.Decide product line. These declines were partially offset by a $1.1 million increase in maintenance revenue from products acquired in the Vality acquisition and a $1.7 million increase in maintenance revenue associated with the DataStage products as the installed base of customers using those products has increased. Revenue derived from consulting and education decreased $4.3 million to $5.6 million in the three months ended June 30, 2002 from $9.9 million for the same period in 2001. This decrease is attributable to a $0.9 million decrease in consulting revenue associated with content management product sales, a $0.6 million decrease in consulting and training revenue primarily associated with i.Decide product sales and a $3.6 million decrease in consulting revenue related to data integration product offerings. The decrease in data integration consulting revenue is due principally to four large consulting projects that were in process in the second quarter of 2001, a decline in product sales in the first quarter of 2002, which had an impact on follow-on services purchased, and an increase in indirect product sales whereby the associated services are delivered by third parties. These declines were partially offset by a $0.6 million increase in training and consulting revenue associated with products acquired in the Vality acquisition during the second quarter of 2002.

       Service revenue for Ascential Software for the six months ended June 30, 2002 decreased 34% to $22.9 million from $34.6 million for the same period in 2001. Maintenance revenue decreased by $2.9 million to $12.9 million in the six months ended June 30, 2002 from $15.8 million for the same period in 2001. The decrease is attributable to a $1.6 million decrease in maintenance revenue associated with the decline in content management product offerings discussed above, a $3.6 million decrease in maintenance revenue principally associated with the discontinuation of the i.Decide product line and a $1 million decrease in maintenance revenue associated with i.Sell, which was discontinued during the first quarter of 2001. These declines are partially offset by a $1.1 million increase in maintenance revenue from products acquired in the Vality acquisition and a $2.2 million increase in maintenance revenue associated with the DataStage product line as the installed base of customers using those products has increased. Revenue derived from consulting and education decreased $8.8 million to $10.0 million in the six months ended June 30, 2002 from $18.8 million for the same period in 2001. This decrease is attributable to a $2.4 million decrease in consulting revenue associated with content management product sales, a $1.5 million decrease in consulting and training revenue primarily associated with i.Decide product sales, a $0.4 million decrease associated with i.Sell products and a $5.1 million decrease in consulting revenue related to data integration product offerings. The decrease in data integration consulting revenue is due to large projects that were in process in the second quarter of 2001, a decline in product sales in the first quarter of 2002, which had an impact on follow-on services purchased, and an increase in indirect product sales whereby the associated services are delivered by third parties. These declines are partially offset by a $0.6 million increase in training and consulting revenue associated with products acquired in the Vality acquisition during the second quarter of 2002.

              Service revenue for the three and six months ended June 30, 2002 includes $0.4 million and $1.1 million, respectively, of revenue associated with the content management product line. We expect that revenue stream to continue to decline over the next twelve months until all the service contracts are fulfilled, barring unforeseen circumstances.

III.  Costs and Expenses — Ascential Software and Informix Software

       The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Ascential Software
Cost of software	$3.5	$3.5	$5.8	$8.6
Cost of services	8.6	12.9	16.6	24.3
Sales and marketing	20.2	24.8	38.9	51.2
Research and development	6.7	9.2	13.1	17.9
General and administrative	6.5	5.3	15.5	8.5
Merger, realignment and other charges	11.0	—	11.3	—
In-process research and development	1.2	—	1.2	—

Total costs and expenses	$57.7	$55.7	$102.4	$110.5

Informix Software
Cost of software	$—	$9.1	$0.8	$17.2
Cost of services	—	31.1	—	61.3
Sales and marketing	—	56.8	—	112.9
Research and development	—	27.0	—	54.0
General and administrative	1.4	22.8	7.0	46.1
Merger, realignment and other charges	0.5	1.4	4.9	5.6

Total costs and expenses	$1.9	$148.2	$12.7	$297.1

Ascential Software Corporation (Combined total of
Ascential Software and Informix Software)
Cost of software	$3.5	$12.6	$6.6	$25.8
Cost of services	8.6	44.0	16.6	85.6
Sales and marketing	20.2	81.6	38.9	164.1
Research and development	6.7	36.2	13.1	71.9
General and administrative	7.9	28.1	22.5	54.6
Merger, realignment and other charges	11.5	1.4	16.2	5.6
In-process research and development	1.2	—	1.2	—

Total costs and expenses	$59.6	$203.9	$115.1	$407.6

Ascential Software — Costs and Expenses

       Cost of software. Cost of software consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of capitalized or acquired software development costs and write-offs of previously capitalized software. During the three months ended June 30, 2002, cost of software remained flat at $3.5 million from the same period of 2001. Cost of software for the three months ended June 30, 2002 includes a $0.7 million impairment charge for capitalized software and prepaid royalties associated with the discontinuation of our Axielle product, and $0.4 million in amortization expense for our MetaRecon product which was acquired from Metagenix, Inc. on March 31, 2002. There was also a $1.0 million increase over the same period of the previous year for the amortization of completed technology acquired in connection with the Torrent and Vality acquisitions that were completed in the fourth quarter of 2001 and the second quarter of 2002, respectively. These increased costs are offset principally by a decrease in third-party product costs associated with the content management product sales which included a higher third-party product component than the data integration products. There was also a decrease of $0.6 million in the amortization of capitalized software associated with content management products.

       During the six months ended June 30, 2002, cost of software decreased by $2.8 million to $5.8 million from $8.6 million during the same period of 2001. This decrease is a result of a $4.3 million decline in sales of content management and i.Sell product offerings that were sold with a much higher third party product component than data integration products. There was also a decrease of $1.0 million in the amortization of capitalized software associated with content management products as noted above. These decreases are offset by increases due to the $0.7 million impairment charge described above associated with our Axielle product and $0.4 million in amortization expense associated with our MetaRecon product which was acquired on March 31, 2002. There was also a $1.4 million increase over the same period of the previous year for the amortization of completed technology acquired in connection with the Torrent and Vality acquisitions that were completed in the fourth quarter of 2001 and the second quarter of 2002, respectively.

       Cost of services. Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services for the three months ended June 30, 2002 decreased 33% to $8.6 million from $12.9 million for the same period in 2001. Cost of services for the six months ended June 30, 2002 decreased 32% to $16.6 million from $24.3 million for the same period in 2001. The decrease in cost of services for both time periods is primarily a result of a 33% reduction in services headcount between June 30, 2001 and June 30, 2002. While we added approximately 35 services employees through the acquisitions of Torrent and Vality, these increases were substantially offset by reductions to our total services headcount over the twelve-months ended June 30, 2002. The total services margin has increased to 33% in the second quarter of 2002 from 29% during the same period of 2001 as a result of cost control efforts. The total services margin was 28% for the six months ended June 30, 2002 compared to 30% during the same period of 2001. This year-to-date decline is result of a decrease in margin to 20% during the first quarter of 2002 due to the decline in revenue during that quarter. Total consulting and training operations yielded a negative gross margin of 12% for the first quarter of 2002 and a negative gross margin of 24% for the first half of 2002. This negative gross margin was principally due to the under-utilization of consultants on revenue generating engagements, and continued utilization of consultants on non-revenue generating projects focused on procuring new business. Maintenance operations yielded a positive margin of 68% for the first quarter of 2002 and 64% for the first half of 2002 due to the relatively low cost of supporting the installed base.

       Cost of services for the three and six months ended June 30, 2002 include $1.2 million and $2.7 million, respectively, of costs associated with the content management business. We expect that, barring unforeseen circumstances, these costs will continue to decline over the next twelve months until all the service contracts associated with that product line are fulfilled.

       Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the three months ended June 30, 2002 decreased 19% to $20.2 million from $24.8 million for the same period in 2001. Sales and marketing expense for the six months ended June 30, 2002 decreased 24% to $38.9 million from $51.2 million for the same period in 2001. This decrease is primarily due to a 33% reduction in sales and marketing employees between June 30, 2001 and June 30, 2002. While approximately 58 sales and marketing employees were added through the acquisitions of Torrent and Vality, these increases were offset by reductions to the total sales and marketing headcount. Sales and marketing expense for the three and six months ended June 30, 2002 include $0.3 million and $0.8 million, respectively, of costs associated with the content management business, which we do not expect to recur after the second quarter of 2002, barring unforeseen circumstances.

       Research and development expenses. Research and development expenses consist primarily of salaries, third party project consulting and related overhead costs for product development. Research and development expenses for the three months ended June 30, 2002 decreased 27% to $6.7 million from $9.2 million for the same three months in 2001. Research and development expense for the six months ended June 30, 2002 decreased 27% to $13.1 million from $17.9 million for the same six months in 2001. This decline is principally due to a 26% reduction in engineering headcount over the twelve months ended June 30, 2002. This reduction is net of the addition of approximately 59 engineering employees in connection with the acquisitions of Torrent and Vality. In addition to reduced headcount costs, amortization of purchased intangibles was reduced by $1.4 and $2.7 million, respectively, for the three and six months ended June 30, 2002 as compared to the same periods in the prior year. This reduction was a result of the implementation of SFAS 142 effective January 1, 2002. Research and development expense for the three and six months ended June 30, 2002 includes $1.1 million and $2.9 million, respectively, of costs associated with the content management business, which, barring unforeseen circumstances, we expect to decline in the third and fourth quarter of 2002 to an insignificant level that will remain until all customer contracts are completed.

       General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the three months ended June 30, 2002, general and administrative expenses increased $1.2 million to $6.5 million from $5.3 million for the same three months in 2001. During the six months ended June 30, 2002, general and administrative expenses increased $7.0 million to $15.5 million from $8.5 million for the same six months in 2001. The increase in general and administrative expenses experienced during these periods is attributable to several factors. The first and second quarters of 2002 include personnel and information technology infrastructure costs for a fully staffed and independent general and administrative function. In contrast, general and administrative expenses for the first quarter and second quarter of 2001 were ratably distributed over the Ascential Software business and the Informix Software business. In order to function independently, we were required to appropriately staff these functions and our corporate expenditures for audit and tax advisory fees, insurance costs, and similar requirements also increased. In addition, the three and six months ended June 30, 2002 include an increase of $0.5 million and $2.0 million, respectively, in certain principally litigation-related legal costs compared to the same periods of the previous year. General and administrative expense for the three and six months ended June 30, 2002 include $1.2 million and $1.5 million, respectively, of costs associated with the content management business, principally bad debt expense, and we do not expect these costs will recur after the second quarter of 2002, barring unforeseen circumstances.

       Merger, realignment and other charges. During the three months ended June 30, 2002, we recorded $11.4 million of restructuring costs partially offset by the reversal of $0.4 million of previously recorded severance reserves, resulting in a net restructuring charge of $11.0 million for the three months ended June 30, 2002. The $11.4 million charge includes $7.3 million of costs associated with the termination of the content management product line including $5.3 in impairment charges for computer equipment and capitalized software costs, $1.4 million of severance costs to terminate 44 employees, $0.4 million of professional fees incurred in an attempt to sell the product line and $0.2 million of other costs. The remaining $4.1 million in restructuring costs primarily relates to the integration of Vality with our existing operations. This $4.1 million charge consists of $4.0 million of severance and related costs associated with the termination of 91 Ascential employees and $0.1 million in facilities closure costs.

       Barring unforeseen circumstances, we expect that the realignment activities undertaken during the second quarter of 2002 will reduce operating expenses by approximately $20.0 million on an annualized basis when completed. This expected savings is comprised of $7.0 million in costs of services, $5.0 million in selling and marketing expenses, $5.0 million in research and development expenses and $2.0 million in general and administrative expenses. We estimate that of the $20.0 million, approximately 10% will be non-cash savings.

       In addition to the restructuring costs in the three months ended June 30, 2002, we also recorded $0.3 million in restructuring costs during the three months ended March 31, 2002 related to the consolidation of our European offices. These costs include severance and office closure costs.

       Write-off of acquired in-process research and development. In connection with the Vality acquisition in April 2002, we recorded a charge of $1.2 million, or approximately 1% of the $96.0 million in total consideration and liabilities assumed, for in-process research and development costs (“IPRD”). The value allocated to the project identified as IPRD was charged to operations during the three months ended June 30, 2002.

       At the acquisition date, Vality’s in-process projects were WAV, IRT and AUTO. The WAV project seeks to produce a technical design that will allow the existing WAVES product, which provides capabilities for automated standardization of specified data, to function on a new operating platform. The WAV project was initiated in June 2001 and completed by the end of July 2002. At the acquisition date, IPRD was approximately 9% complete, based on costs expended to date and estimated costs to complete the product. We incurred $0.3 million of costs to complete this project, which was consistent with management’s estimate as of the acquisition date.

       The IRT project seeks to produce a new application protocol interface that will provide a new paradigm for the development and deployment of real time data quality applications on a new operating platform. The project was initiated in October 2001 and was completed by the end of July 2002. At the acquisition date, IPRD was approximately 4% complete based on costs expended to date and estimated costs to complete the project we incurred another $0.3 million of costs to complete this project, which was consistent with management’s estimate as of the acquisition date.

       The AUTO project is intended to provide a learning engine that can generate new pattern action language rule sets with the use of advanced mathematical techniques. The AUTO project was initiated in April 2001 and at the date of the acquisition management estimated that the completion of the project would be accomplished by the end of November 2002. At the acquisition date, management had estimated that IPRD was approximately 25% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another $0.2 million of development costs in this product. Due to turnover of research and development personnel, management now estimates, barring unforeseen circumstances, that this project will be completed by the end of the third quarter of 2003 and we will have to invest another $0.5 million into development.

       As of the acquisition date, WAV, IRT or AUTO technologies had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

       The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was 40 - 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology.

Informix Software — Costs and Expenses

        During the three months ended June 30, 2002, we incurred $1.4 million of costs associated with the termination of the database business that was sold to IBM in the IBM Transaction. These costs were comprised of $1.5 million for legal defense and settlement costs related to the settlement of disputes associated with the historical database operations, and $2.7 million of administrative costs related to the maintenance and closure of idle entities. Barring unforeseen circumstances, these transitional costs are expected to decline over the next two quarters and are not expected to recur past December 31, 2002. The transitional costs in the three months ended June 30, 2002 were offset by the reversal of a $2.8 million accrual for litigation that was not required due to a favorable resolution of the EXPO matter in Germany during the three months ended June 30, 2002. In addition to the costs incurred in the three months ended June 30, 2002, we incurred $6.4 million of costs associated with the winddown of the database business in the three months ended March 31, 2002. These costs included $2.0 million accrued for the settlement of disputes related to the historical database operations, as well as costs related to closing the operations of the general and administrative groups, and retention bonuses paid to individuals who were part of the corporate general and administrative groups that did not remain with us.

     During the three months ended June 30, 2002, we recorded $0.8 million of merger, realignment and other costs associated with the termination of the database business, which was offset by a $0.3 million reversal of reserves previously recorded for costs associated with exiting facilities resulting in a net charge of $0.5 million. This $0.8 million charge is comprised of $0.4 million of severance related costs, $0.3 million of costs to exit facilities, and $0.1 million of other costs. In addition to the merger, realignment and other costs recorded during the three months ended June 30, 2002, during the three months ended March 31, 2002, we recorded $4.4 million of merger, realignment and other costs. This amount is comprised of $3.0 million in adjustments to facility reserves to reflect the current estimates of remaining obligations on vacated facilities, net of estimated sublease income, $1.3 million of severance costs and $0.1 of other exit costs.

       During the six months ended June 30, 2001, we recorded realignment charges of $5.6 million net of reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits and $0.7 million to revise estimates for lease obligations on redundant facilities. The net recorded realignment charges primarily consisted of a $3.5 million charge for severance and employee related costs, a $1.7 million charge for facility and equipment costs, and $0.4 million of ongoing professional fees related to the realignment.

IV. Other Income (Expense) — Ascential Software Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions)		(in millions)
Interest income	$ 5.2	$ 2.2	$ 11.5	$ 4.8
Interest expense	—	(0.1)	—	(0.1)
Gain on (costs incurred in connection
with) sale of database business	—	(5.6)	7.6	(5.6)
Impairment of long-term investments	—	(9.3)	—	(9.3)
Other income, net	2.1	0.3	1.0	1.2

       Interest income. Interest income for the three and six months ended June 30, 2002 increased $3.0 million and $6.7 million, respectively, from the same periods of the previous year. This increase was a result of $1.5 and $3.0 million of interest earned on the $100.0 million receivable from the IBM Transaction in the three and six months ended June 30, 2002, respectively. The remaining increase in interest income for the three and six months ended June 30, 2002 is due to the increase in cash and short-term investments from $221.5 million at June 30, 2001 to $566.5 million at June 30, 2002.

       Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during 2001. During the three months ended March 31, 2002, the final audit of the working capital transferred to IBM was completed and we paid the final settlement to IBM. This resulted in an increase to the gain of $7.3 million. We also recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. The net amount of $7.6 million is included as a component of other income (expense) in the income statement for the six months ended June 30, 2002. Prior to the close of the IBM Transaction, we incurred $5.6 million of professional fees associated with the transaction. This amount is included as a component of other income (expense) in the income statement for the three and six months ended June 30, 2001. See Note I in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

       Impairment of long-term investments. We recorded impairment losses of our strategic investments of $9.3 million during the second quarter of 2001. Impairment losses are recognized on these strategic investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment charge relates to both publicly traded and non-marketable investments.

       Other income, net. Other income (expense), net for the three months ended June 30, 2002 was income of $2.1 million resulting from $3.0 million of income related to the proceeds received in connection with the favorable settlement of litigation during the quarter. This amount was offset by $0.9 million in net foreign exchange losses related to the revaluation of the balance sheets of foreign subsidiaries, primarily Argentina, Brazil, and Mexico, whose functional currencies are the U.S. Dollar due to the hyperinflationary nature of the currency of those countries. Other income (expense), net was income of $0.3 million in the same period of 2001 during which time no such foreign exchange losses occurred.

       The other income (expense), net for the six months ended June 30, 2002 also includes another $1.1 million of foreign exchange losses recognized during the first quarter of 2002 related to the revaluation of forward foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the U.S. Dollar, primarily Mexico, Brazil, and Argentina.

V.    Income Taxes — Ascential Software Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income (loss) before income taxes	$(24.3)	$(7.8)	$(46.3)	$9.2
Income tax expense (benefit)	(3.7)	1.5	(9.2)	4.4
Effective tax rate	15.1%	(119)%	19.8%	47.8%

       The income tax benefit for the three and six months ended June 30, 2002 is lower than the statutory rate of approximately 40% due to the impact of the U.S. alternative minimum tax on the carry-back of U.S. net operating losses and the impact of income taxes and withholding taxes owed in foreign jurisdictions. Also, for the three months ended June 30, 2002, there was an increase in the tax provision in Germany due to the resolution of the Expo 2000 litigation.

Liquidity and Capital Resources

       Our cash and cash equivalents (“Cash”), and short-term investments totaled $566.5 million at June 30, 2002 and consisted of $312.5 million in Cash and $254.0 million of short-term investments. At December 31, 2002 Cash and short-term investments totaled $758.6 million and consisted of $489.3 million in Cash and $269.3 million of short-term investments. The $192.1 million decrease in Cash and short-term investments for the six months ended June 30, 2002 was primarily due to net cash payments of $99.8 million related to business combinations consisting of $93.5 million to acquire Vality and $6.3 million of remaining payments to acquire Torrent. Cash used in operations of $69.4 million is primarily the result of funding our $37.1 million net loss during the period and $29.3 million of payments for merger, realignment and other costs and IBM Transaction costs. The $26.5 million of Cash used in investing activities is primarily due to $29.0 used to repurchase 9.0 million shares of the Company’s common stock.

       We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment will continue as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the six months ended June 30, 2002, capital expenditures totaled $2.6 million.

       As of June 30, 2002, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current cash, cash equivalents and short-term investments balances will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to continue to fund repurchases of Common Stock under the announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction and restructuring initiatives. In July 2002, we paid $11.4 million in connection with the resolution of several disputes, including outstanding matters related to our Informix Software business. From July 1, 2002 through August 13, 2002, we repurchased an additional 1.7 million shares of Common Stock for an aggregate of $4.0 million in cash as part of our previously announced share repurchase program.

Recent Accounting Pronouncements

       See Note D to the Notes to Unaudited Condensed Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

If we do not make effective use of the proceeds of the sale of the database business operations, our financial results could suffer and the value of our common stock could decline.

       Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds of the sale of our database business operations to IBM. At June 30, 2002, as a result of the IBM Transaction and our continuing operations, we held approximately $566.5 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our Common Stock and to finance any strategic acquisitions. We cannot ensure that these measures will increase stockholder value.

If we are unable to increase revenue from, and expand the market share of, our core data integration product, our financial results will be materially adversely affected.

       If we do not increase sales of our DataStage and other products, our financial results will be materially adversely affected .. In addition to the loss of revenue resulting from our sale of the database business, we are in the process of discontinuing our content management product line. We derived approximately 1% of our total revenue from our content management product line during the second quarter of 2002. As a result, our revenue is derived almost entirely from our core data integration products: DataStage, INTEGRITY, Parallel Extender, and MetaRecon. In order to increase revenues and grow our business, we must be able to increase sales of these products and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our data integration product offerings and related services and that new customers will choose our solutions over our competitors’ product offerings.

If the enterprise data integration market declines or does not grow, we may sell fewer products and services and our business may be unable to sustain its current level of operations.

       If the growth rates for the enterprise data integration market decline for any reason, there will be a decrease in demand for our products and services, which would have a material adverse effect on our financial results. We have invested substantial resources in developing data integration products and services to compete in this market. The market for these products and services is evolving, and its growth depends upon an increasing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Declining demand for our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth.

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

Competition may affect the pricing of our products or services and changes in product mix may occur, either of which may reduce our profit margins.

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

       Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors described below and elsewhere in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section, many of which are beyond our control. In particular, if a large number of the orders that are typically booked at the end of a quarter are not booked, our net income for that quarter could be substantially reduced. In addition, the failure to meet market expectations could cause a sharp drop in our stock price. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. These factors include:

•	Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the enterprise data integration market,
•	The size, timing and contractual terms of large orders for our software products and services,
•	Possible delays in or inability to recognize revenue as the result of revenue recognition rules,
•	The budgeting cycles of our customers and potential customers,
•	Any downturn in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business,
•	Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors,
•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services,
•	Changes in the mix of revenues attributable to domestic and international sales, and
•	Seasonal buying patterns which tend to peak in the fourth quarter.

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

       Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares at or above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies’ businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly for a number of reasons, including:

•	Market uncertainty about our business prospects or the prospects for the enterprise data integration market,
•	Revenues or results of operations that do not meet or exceed analysts’ and investors’ expectations,
•	The introduction of new products or product enhancements by us or our competitors,
•	Any challenges integrating people or products associated with recent acquisitions,
•	General business conditions in the software industry, the technology sector, or in the domestic or international economies, and

•	Uncertainty and economic instability resulting from terrorist acts and other acts of violence or war.

Our financial success depends upon our ability to maintain and leverage relationships with strategic partners.

       We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. Our ability to increase the sales of our products and our future success depends in part upon maintaining and increasing relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators, resellers and distributors in the United States and abroad. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. In addition, our strategic partners may acquire businesses or product lines that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products. If our strategic partners do not devote adequate resources for implementation of our products and services, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop and support these relationships.

We may not be able to retain our key personnel and attract and retain the new personnel necessary to grow our businesses, which could materially adversely affect our ability to develop and sell our products, support our business operations and grow our business.

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

       Despite efforts to manage foreign exchange risk our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations, particularly in hyper inflationary countries where hedging is not available or practical. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rates movements and our implementation of a revised pricing structure.

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

       We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, our revenue will decline. Our maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depends upon the continued use of these services by our installed customer base. Any downturn in software license revenue could result in lower services revenue in current or future quarters.

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

       Our sales cycles typically take many months to complete and vary depending on the product or service that is being sold. The length of the sales cycle may vary depending on a number of factors over which we have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. The sales cycle can be further extended for sales made through resellers and third-party distributors.

The success of our international operations is dependent upon many factors that could adversely affect our ability to sell our products internationally and could affect our profitability.

       International sales represent approximately 35% to 50% of our total revenue. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

•	Difficulties in staffing and managing international operations,
•	Problems in collecting accounts receivable,
•	Longer payment cycles,
•	Fluctuations in currency exchange rates,
•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,
•	Uncertainties relative to regional, political and economic circumstances,
•	Recessionary environments in domestic or foreign economies and
•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by countries, and other changes in applicable foreign laws.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks which would weaken our competitive position, reduce our revenue and increase costs.

       Our business success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold a number of United States patents and pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements. Our ability to sell our products and services and to prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end users on a “right-to-use” basis under a license that restricts the use of the products for the customer’s internal business purposes. We also rely on “shrink-wrap” and “click-wrap” licenses, which include a notice informing the end user that by opening the product packaging, or in the case of a click-on license by clicking on an acceptance icon and downloading the product, the end user agrees to be bound by the license agreement.

       Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that is regarded as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We also have entered into source code escrow agreements with a number of our customers that generally require release of source code to the customer in the event that we enter bankruptcy or liquidation proceedings or otherwise cease to conduct business. We may also be unable to protect our technology because:

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

       On November 28, 2001, we completed the acquisition of Torrent, and on April 3, 2002 we completed the acquisition of Vality. We consummated each transaction with the expectation that it would result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Achieving the benefits of the acquisitions will depend, in part, on the continued integration of our technology, operations and personnel in an efficient manner so as to minimize the risk that the acquisitions will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that we will be successful. In addition, we cannot assure you that our business will achieve revenues, efficiencies or synergies or that the acquisitions will result in increased earnings for the combined company in any future period. In addition, if we were to make a cash acquisition of substantial scale, it could reduce our cash reserves and affect our liquidity and capital resources.

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

       Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio, and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2002, we believe the fair value of the portfolio would decline by approximately $0.9 million, barring unforeseen circumstances. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

       Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. We believe that equity price fluctuations of plus or minus 10% would have had an immaterial impact on the value of these securities in 2002.

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

       Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and our implementation of a revised pricing structure. In addition, the sales cycle for our products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

       The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and gain (loss). Gain (loss) represents the difference in value of the contracts at the spot rate at June 30, 2002 and the forward rate. All contracts mature within three months.

Forward Contracts

		Weighted-
	Contract	Average
At June 30, 2002	Amount	Contract Rate	Gain (loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Australian Dollar	$6,696	0.56	$(29)
NTD	5,448	33.46	(28)
Euro	3,722	0.98	(39)
Korean Won	3,664	1,222.00	(35)
Thailand Bhat	3,280	41.96	(35)
Swiss Franc	3,063	1.49	(33)
South African Rand	2,459	10.65	(26)
Singapore Dollar	2,175	1.77	(5)
Norwegian Krona	1,505	7.62	(5)
Japanese Yen	1,144	119.53	(6)
New Zealand Dollar	921.48		(4)
Other (individually less than $1 million)	925	*	(18)

Total	$26,933		$(263)

Foreign currency to be purchased under contract:
British Pound	$22,848	1.52	$66
Other (individually less than $1 million)	277	*	5

Total	$20,653		$71

Grand Total	$6,280		$(192)

* Not meaningful

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       See Note L in Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

       On April 26, 2002, pursuant to the terms of the Company’s First Amended and Restated Rights Agreement, dated August 12, 1997, as amended (the “Rights Agreement”), the Company and EquiServe Trust Company, N.A. (“EquiServe”), as successor rights agent under the Rights Agreement, executed Amendment No. 2 to the Rights Agreement (“Amendment No. 2”) to amend and update certain information in Items 1 and 2 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 18, 1991, as subsequently amended on May 27, 1992, August 11, 1995, September 3, 1997 and December 3, 1997. Amendment No. 2 provided for the following changes to the Rights Agreement: (i) it updated the names of the parties to the Rights Agreement to reflect the change in name of the Company as well as the assignment of the Rights Agreement by Fleet National Bank (formerly known as BankBoston, N.A.) to EquiServe whereby EquiServe became the rights agent under the Rights Agreement; (ii) it updated the definition of “Acquiring Person” to eliminate an exclusion that was previously necessary due to a series of preferred stock that is no longer outstanding; (iii) it amended Section 11(a)(iv) of the Rights Agreement to eliminate certain unnecessary conditions and determinations; (iv) it updated the notice section of the Rights Agreement to reflect the change in address of the corporate headquarters of the Company and to set forth the appropriate information for EquiServe as rights agent; (v) it updated the form of Rights Certificate to reflect the current date of termination of the Rights Agreement; and (vi) it replaced in its entirety Amendment No. 1 to the Informix Corporation First Amended and Restated Rights Agreement, dated as of November 17, 1997, which contained the obsolete exclusion from the definition of Acquiring Person described above.

       The foregoing is a summary of the principal terms of Amendment No. 2 and is qualified in its entirety by reference to the full text of Amendment No. 2, which is attached as Exhibit 4.4 to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on May 1, 2002.

Item 3. Defaults Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

             The 2002 Annual Meeting of the Stockholders of the Company was held on June 14, 2002. The following matter was voted on at the Annual Meeting:

             Election of the Class III Directors of the Company:

Board Nominee	For	Withheld	Broker Non-votes

Peter Gyenes	227,110,589	4,314,132	0
Robert M. Morrill	225,619,680	5,805,041	0

Each of the following Directors’ terms of office as a Director continued after the Annual Meeting:

John J. Gavin
David J. Ellenberger
James L. Koch (subsequently resigned and replaced by William J. Weyand)

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Exhibit

4.1(*)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Company and EquiServe Trust Company, N.A.
10.1	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Peter Gyenes
10.2	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Peter Fiore
10.3	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Company and Robert C. McBride
10.4	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Jason Silvia
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated by reference to exhibit filed with the Company's Amendment No. 5 to Form 8-A, filed with the SEC on May 1, 2002.

      (b) Reports on Form 8-K

None.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated: August 14, 2002	By:	/s/ ROBERT C. McBRIDE

Robert C. McBride
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer); Duly Authorized Officer