Form 10-Q/A
period 2002-06-30
ASCENTIAL SOFTWARE CORP
filed 2002-08-28
CIK 799089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

     We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 to correct the following disclosures on pages 7, 9, 11, 14, 27, 28, 29 and 37 of such report:

     Page 7: In the pro forma table, “net revenues” and “net income (loss)” for the six months ended June 30, 2002 have been revised to $52,705 and $(38,902), respectively.

     Page 9: “Add-back: goodwill amortization” and “add-back: goodwill amortization, net of tax effect” for the years ended December 31, 2001, 2000 and 1999 have been revised to $7,030, $11,216 and $11,413, respectively. “Adjusted operating income (loss)” for the years ended, December 31, 2001, 2000 and 1999 have been revised to $(89,130), $(89,968) and $126,992, respectively. “Adjusted net income (loss)” for the years ended December 31, 2001, 2000 and 1999 have been revised to $631,978, $(87,290) and $7,430, respectively. “Basic earnings per share — goodwill amortization, net of tax effect” for the years ended December 31, 2001 and 1999 have been revised to $0.03 and $0.05, respectively. “Basic earnings per share – adjusted net income (loss)” for the years ended December 31, 2001 and 1999 have been revised to $2.28 and $0.03, respectively.

     Page 11: The paragraph following the first table in Note F, that describes the anti-dilutive common shares excluded from the diluted net income (loss) per share calculation was revised to remove the disclosure that 27.7 million shares had been excluded for the six months ended June 30, 2001.

     Page 14: The paragraph following the heading “Second Quarter 2002 Realignment” was revised to correctly identify the component of the charge related to the integration of Vality as $4.1 million. The components of the $4.1 million charge described above have been revised to $4.0 million to terminate employees and $0.1 million of other costs.

     Page 27: “Merger, realignment and other charges:” the last sentence of the first paragraph was revised to describe the $0.1 million of the $4.1 million charge as other exit costs.

     Page 28: “Informix Software – costs and expenses:” the second paragraph was revised to describe the components of the $0.8 million charge as $0.3 million of severance related costs, $0.4 million of costs to exit facilities and $0.1 million of other costs.

     Page 29: “Income Taxes — Ascential Software”, the “effective tax rate” in the “income taxes” table for the three and six months ended June 30, 2002 was revised to (15.1)% and (19.8)% and for the three and six months ended June 30, 2001 was revised to 19.7% and 48.0%, respectively.

     Page 37: “Forward Contracts — at June 30, 2002”, the table was revised to show total foreign currency to be sold under contract as $35,002, total foreign currency to be purchased under contract as $23,125 and grand total as $11,877.

     We have not modified or updated any disclosures as presented in the original Form 10-Q except as specified above.

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	$27,962	$214,084	$52,705	$434,990
Net income (loss)	$(20,628)	$(9,109)	$(38,902)	$4,352
Basic and diluted net income (loss) per share	$(0.08)	$(0.03)	$(0.15)	$0.01

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

    The following table reconciles the prior three years operating income (loss) and net income (loss), as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, to their respective balances adjusted to exclude amortization of Goodwill expense:

	Years ended December 31,

	2001	2000	1999

	(In thousands except per share data)

Operating Income (Loss)
Operating income (loss)	$(96,160)	$(101,184)	$115,579
Add-back: Goodwill amortization	7,030	11,216	11,413

Adjusted operating income (loss)	$(89,130)	$(89,968)	$126,992

Net income (loss)
Reported net income (loss)	$624,948	$(98,506)	$(3,983)
Add-back: goodwill amortization, net of tax effect	7,030	11,216	11,413

Adjusted net income (loss)	$631,978	$(87,290)	$7,430

Basic Earnings Per Share
Reported net income (loss)	$2.25	$(0.34)	$(0.02)
Goodwill amortization, net of tax effect	0.03	0.03	0.05

Adjusted net income (loss)	$2.28	$(0.31)	$0.03

Diluted Earnings Per Share
Reported net income (loss)	$2.20	$(0.34)	$(0.01)
Goodwill amortization, net of tax effect	0.02	0.03	0.04

Adjusted net income (loss)	$2.22	$(0.31)	$0.03

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

     For the three and six months ended June 30, 2002 and three months ended June 30, 2001, the Company is utilizing loss from continuing operations as the “control number” for purposes of determining whether potential common shares are dilutive for all per share calculations in accordance with SFAS No. 128. As a result, potential common shares are anti-dilutive in these periods and are excluded from the calculation. Options excluded for this reason totaled 10.5 million and 12.9 million for the three and six months ending June 30, 2002, respectively, and 25.8 million for the three months ended June 30, 2001. These options have exercise prices ranging from $0.05 to $3.28 for the three months ended June 30, 2002, and from $0.05 to $3.79 for the six months ended June 30, 2002, and $0.05 to $5.34 for the three months ended June 30, 2001.

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

Second Quarter 2002 Realignment

     During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line, which previously had been classified as held-for-sale (see Note E in these Notes to Condensed Consolidated Financial Statements), and realign its infrastructure by reducing its workforce and closing facilities. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $12.2 million of  “Merger, realignment and other” charges during the period. This $12.2 million charge consisted of $7.3 million to terminate operations related to the Company’s content management product line, $4.1 million of charges during the period related to the integration of Vality, and $0.8 of additional costs associated with the winddown of the database business. The $7.3 million charge related to its content management product line consisted of $4.5 million for the impairment of capitalized software costs, $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The $4.1 million charge to integrate Vality consisted of $4.0 million to terminate 91 Ascential employees and $0.1 million of other costs. The 143 employees to be terminated include approximately 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 of other costs. The following table sets forth the significant components of the charge recognized during the quarter ended June 30, 2002, the activity for the same quarter and the accrued balance remaining at June 30, 2002 (in millions):

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

       Merger, realignment and other charges. During the three months ended June 30, 2002, we recorded $11.4 million of restructuring costs partially offset by the reversal of $0.4 million of previously recorded severance reserves, resulting in a net restructuring charge of $11.0 million for the three months ended June 30, 2002. The $11.4 million charge includes $7.3 million of costs associated with the termination of the content management product line including $5.3 in impairment charges for computer equipment and capitalized software costs, $1.4 million of severance costs to terminate 44 employees, $0.4 million of professional fees incurred in an attempt to sell the product line and $0.2 million of other costs. The remaining $4.1 million in restructuring costs primarily relates to the integration of Vality with our existing operations. This $4.1 million charge consists of $4.0 million of severance and related costs associated with the termination of 91 Ascential employees and $0.1 million in other exit costs.

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

     During the three months ended June 30, 2002, we recorded $0.8 million of merger, realignment and other costs associated with the termination of the database business, which was offset by a $0.3 million reversal of reserves previously recorded for costs associated with exiting facilities resulting in a net charge of $0.5 million. This $0.8 million charge is comprised of $0.3 million of severance related costs, $0.4 million of costs to exit facilities, and $0.1 million of other costs. In addition to the merger, realignment and other costs recorded during the three months ended June 30, 2002, during the three months ended March 31, 2002, we recorded $4.4 million of merger, realignment and other costs. This amount is comprised of $3.0 million in adjustments to facility reserves to reflect the current estimates of remaining obligations on vacated facilities, net of estimated sublease income, $1.3 million of severance costs and $0.1 of other exit costs.

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

V.    Income Taxes — Ascential Software Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income (loss) before income taxes	$(24.3)	$(7.8)	$(46.3)	$9.2
Income tax expense (benefit)	(3.7)	1.5	(9.2)	4.4
Effective tax rate	(15.1)%	19.7%	(19.8)%	48.0%

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

Forward Contracts

		Weighted-
	Contract	Average
At June 30, 2002	Amount	Contract Rate	Gain (loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:
Australian Dollar	$6,696	0.56	$(29)
NTD	5,448	33.46	(28)
Euro	3,722	0.98	(39)
Korean Won	3,664	1,222.00	(35)
Thailand Bhat	3,280	41.96	(35)
Swiss Franc	3,063	1.49	(33)
South African Rand	2,459	10.65	(26)
Singapore Dollar	2,175	1.77	(5)
Norwegian Krona	1,505	7.62	(5)
Japanese Yen	1,144	119.53	(6)
New Zealand Dollar	921.48		(4)
Other (individually less than $1 million)	925	*	(18)

Total	$35,002		$(263)

Foreign currency to be purchased under contract:
British Pound	$22,848	1.52	$66
Other (individually less than $1 million)	277	*	5

Total	$23,125		$71

Grand Total	$11,877		$(192)

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

Each of the following Directors’ terms of office as a Director continued after the Annual Meeting:

John J. Gavin
David J. Ellenberger
James L. Koch (subsequently resigned and replaced by William J. Weyand)

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Exhibit

4.1(*)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Company and EquiServe Trust Company, N.A.
10.1(**)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Peter Gyenes
10.2(**)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Peter Fiore
10.3(**)	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Company and Robert C. McBride
10.4(**)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Company and Jason Silvia
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated by reference to exhibit filed with the Company's Amendment No. 5 to Form 8-A, filed with the SEC on May 1, 2002.

** Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 14, 2002

      (b) Reports on Form 8-K

None.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated: August 27, 2002	By:	/s/ Robert C. McBride

Robert C. McBride
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer); Duly Authorized Officer