Form 10-Q
period 2002-09-30
ASCENTIAL SOFTWARE CORP
filed 2002-11-15
CIK 799089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3011736

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Westborough, MA	01581

(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code:	(508) 366-3888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐

At October 31, 2002, 241,177,852 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION

FORM 10-Q
Quarterly Period Ended September 30, 2002

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

Ascential, DataStage, MetaRecon, and INTEGRITY are trademarks of Ascential Software Corporation or its affiliates and may be registered in the U.S. and other jurisdictions. Other marks are the property of the owners of those marks.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET REVENUES

Licenses	$14,897	$13,023	$40,764	$197,428

Services	15,315	15,482	38,203	256,733

	30,212	28,505	78,967	454,161

COSTS AND EXPENSES

Cost of software	3,675	4,289	14,745	30,110

Cost of services	9,064	12,365	25,641	97,930

Sales and marketing	18,298	23,343	57,229	187,411

Research and development	6,170	7,903	19,277	79,758

General and administrative	8,773	14,129	31,307	68,766

Merger, realignment and other charges	7,704	28,028	19,370	33,634

Write-off of acquired in-process research and development	—	—	1,170	—

	53,684	90,057	168,739	497,609

Operating loss	(23,472)	(61,552)	(89,772)	(43,448)

OTHER INCOME (EXPENSE)

Interest income	4,100	11,076	15,561	15,890

Interest expense	(39)	(40)	(78)	(128)

Gain on sale of database business, net	(1,394)	871,272	6,240	865,675

Impairment of long-term investments	—	(882)	—	(10,190)

Other income (expense), net	(872)	(3,380)	57	(2,133)

INCOME (LOSS) BEFORE INCOME TAXES	(21,677)	816,494	(67,992)	825,666

Income tax expense (benefit)	(5,420)	165,069	(14,587)	169,471

NET INCOME (LOSS)	$(16,257)	$651,425	$(53,405)	$656,195

NET INCOME (LOSS) PER COMMON SHARE

Basic	$(0.07)	$2.34	$(0.21)	$2.31

Diluted	$(0.07)	$2.28	$(0.21)	$2.24

SHARES USED IN PER SHARE CALCULATIONS

Basic	245,321	278,345	251,367	283,844

Diluted	245,321	286,024	251,367	293,538

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$278,320	$489,307

Short-term investments	242,256	269,336

Accounts receivable, net	24,167	29,871

Receivable from sale of database business	107,500	—

Recoverable income taxes	18,871	19,261

Deferred income taxes	—	20,832

Other current assets	18,812	30,690

Total current assets	689,926	859,297

Property and equipment, net	7,618	11,687

Software costs, net	13,587	14,919

Long-term investments	1,285	1,782

Goodwill	158,914	68,158

Intangible assets, net	12,414	7,247

Deferred income taxes	18,186	—

Receivable from sale of database business	—	103,000

Other assets	11,331	13,933

Total assets	$913,261	$1,080,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$8,714	$11,681

Accrued expenses	21,682	52,344

Accrued employee compensation	15,012	19,527

Income taxes payable	79,821	93,482

Deferred revenue	15,887	12,338

Accrued merger, realignment and other charges	20,088	35,066

Deferred income taxes	22,828	—

Other current liabilities	388	7,079

Total current liabilities	184,420	231,517

Deferred income taxes — noncurrent	—	28,710

Commitments and contingencies

Stockholders’ equity

Common stock	2,650	2,564

Additional paid-in capital	599,255	596,402

Treasury stock	(71,229)	(25,464)

Retained earnings	212,411	265,816

Deferred compensation	(267)	(549)

Accumulated other comprehensive loss	(13,979)	(18,973)

Total stockholders’ equity	728,841	819,796

Total liabilities and stockholders’ equity	$913,261	$1,080,023

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(53,405)	$656,195

Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:

License fees received in advance	—	(6,725)

Depreciation and amortization	7,450	22,820

Amortization of capitalized software	4,861	12,436

Impairment of long-term investments	—	10,190

Write-off of capitalized software	5,003	—

Write-off of acquired in process research and development	1,170	—

Foreign currency transaction losses	2,923	3,504

Loss on disposal of property and equipment	882	166

Deferred tax expense	(3,236)	—

Provisions for losses on accounts receivable	2,630	11,219

Merger, realignment and other charges	19,370	33,634

Gain on sale of database business, net of adjustments	(6,240)	(865,675)

Stock-based employee compensation	213	166

Changes in operating assets and liabilities, net of impact of acquisition:

Accounts receivable	4,365	34,584

Other current and non-current assets	5,738	(17,565)

Accounts payable, accrued expenses and other liabilities	(90,219)	67,208

Deferred revenue	834	12,268

Net cash and cash equivalents used in operating activities	(97,661)	(25,575)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments of excess cash:

Purchases of available-for-sale securities	(336,956)	(239,375)

Maturities of available-for-sale securities	260,190	50,659

Sales of available-for-sale securities	106,897	21,048

Business combination, net of cash acquired	(100,127)	—

Purchases of property and equipment	(3,134)	(16,932)

Proceeds from disposal of property and equipment	—	272

Additions to software costs	(8,532)	(9,426)

Proceeds from the sale of the database business, net	11,000	888,400

Other	—	296

Net cash and cash equivalents provided by (used in) investing activities	(70,662)	694,942

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from customers	—	3,421

Proceeds from issuance of common stock, net	2,848	12,522

Purchases of treasury stock	(45,765)	(117,558)

Principal payments on capital leases	—	(49)

Net cash and cash equivalents used in financing activities	(42,917)	(101,664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	253	(2,085)

Increase (decrease) in cash and cash equivalents	(210,987)	565,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	489,307	128,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278,320	$694,038

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

Note B — Business Combination

         On April 3, 2002, the Company acquired Vality Technology Incorporated (“Vality”), a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects that this acquisition will enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), meta data management, and data quality and data cleansing technologies. As of September 30, 2002, the Company has paid the net amount of $93.8 million to acquire Vality, which consists of $98.2 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested stock options, and $2.6 million for transaction costs, partially offset by $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.2

Cash paid for transaction costs	2.6

Accrued amount payable to stockholders and option holders	0.3

Accrued merger costs	2.2

Total	$96.3

The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(2.0)

Deferred income taxes	(2.0)

Intangible assets:

Existing technology	8.2

Covenant not to compete	0.3

Goodwill	90.6

Total intangible assets	99.1

In-process research and development	1.2

Total	$96.3

         The portion of the purchase price allocated to in-process research and development costs (“IPRD”) in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

         The remaining identified intangible assets acquired, including, without limitation, technology and covenants not to compete between the Company and certain former members of senior management of Vality, were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $90.6 million. The Company is in the process of completing the purchase price allocation which may be subject to refinement. The existing technology is being amortized over three years and the covenant not to compete is being amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by Statements of Financial Accounting Standards

(“SFAS”) No. 141 and No. 142 (See Note C in these Notes to Unaudited Condensed Consolidated Financial Statements). The Company anticipates that none of the $99.1 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes. The following pro forma table illustrates the effect of Vality on the Company’s financial statements as if the acquisition had occurred at the beginning of the applicable period presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$30,212	$31,234	$82,917	$466,225

Net income (loss)	$(16,257)	$651,035	$(55,159)	$655,167

Basic net income (loss) per share	$(0.07)	$2.34	$(0.22)	$2.31

Diluted net income (loss) per share	$(0.07)	$2.28	$(0.22)	$2.23

         During the three months ended June 30, 2002, the Company also paid $6.3 million to complete its acquisition of Torrent Systems Inc. (“Torrent”), which the Company acquired in November 2001.

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

         SFAS No. 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment annually or more frequently if impairment indicators arise. SFAS No. 142 also requires completion of a two-step transitional goodwill impairment test within six months from the date of adoption. Any transitional impairment loss resulting from the transition must be recognized as a cumulative effect of a change in accounting principle in the first period of transition. In connection with completion of the first step of its transitional analysis, the Company determined that it is organized as one operating segment which is also the only reporting unit. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of the Company exceeded the carrying amount of its goodwill and other intangible assets. As the first step, upon adoption, did not indicate that impairment existed, the second step, to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, was not required. As of September 30, 2002, the Company had unamortized goodwill in the amount of $158.9 million, and unamortized identifiable intangible assets in the amount of $12.4 million.

         The Company will assess the impairment of goodwill and other intangible assets on an annual basis or more frequently if other indicators of impairment arise. The Company has adopted December 1, as its annual impairment measurement date. Stock market fluctuations could, at some point in time, be deemed to indicate that the fair value of the Company is less than its carrying value. The Company did not record any related impairment charge during the three and nine months ended September 30, 2002, as it believes that its stock market valuation was based on factors which should not trigger an evaluation of impairment, such as recent highly publicized events regarding significant public companies, overall United States and international economic conditions, the weakness in United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities. It is the Company’s belief that the current market price of its stock may be temporary and does not fully reflect the value of the Company. If the Company’s stock market valuation remains at the current level it is expected that, barring unforeseen circumstances, the annual impairment analysis will likely result in a significant non-cash impairment charge during the fourth quarter of 2002 equal to all or most of the goodwill balance of $158.9 million.

         The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Beginning balances	$158,043	$68,158

Additions from Vality acquisition	882	90,596

Adjustments	(11)	160

Balance as of September 30, 2002	$158,914	$158,914

         During April 2002, the Company recorded $89.7 million of goodwill related to the acquisition of Vality. During the three months ended September 30, 2002, the Company recorded an additional $0.9 million of goodwill related to the acquisition of Vality consisting of $0.3 million for the write-off of accounts receivable acquired, $0.3 million to adjust deferred revenue acquired and $0.3 million for additional transaction costs. During the three months ended June 30, 2002, the Company recorded $0.2 million related to the adjustment of deferred compensation recorded through the Company’s acquisition of Torrent in November 2001.

         Other intangible assets amounted to $12.4 million (net of accumulated amortization of $5.5 million) and $7.2 million (net of accumulated amortization of $2.2 million) at September 30, 2002 and December 31, 2001, respectively. These intangible assets consist primarily of customer lists and patented technology acquired through business combinations, and the Company is amortizing these assets over their estimated useful lives, generally three years. There are no expected residual values related to these intangible assets. Amortization expense for the three and nine months ended September 30, 2002 was $1.3 million and $3.3 million, respectively. Estimated future amortization expense, assuming no future impairment charges or acquisitions, would be as follows (in thousands):

Year	Amortization Expense
2002 (remainder)	$1,621

2003	5,162

2004	4,487

2005	1,028

2006	116

Estimated total future amortization	$12,414

         The following table reconciles reported operating loss and net income (loss) to their respective balances, adjusted to exclude amortization of goodwill and assembled workforce (“goodwill”) expense, for the three and nine months ended September 30, 2001, which is no longer amortized. Current period results are presented for comparative purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

		(In thousands, except per share data)
Operating Loss

Operating loss	$(23,472)	$(61,552)	$(89,772)	$(43,448)

Add-back: goodwill amortization	—	1,390	—	5,723

Adjusted operating loss	$(23,472)	$(60,162)	$(89,772)	$(37,725)

Net Income (Loss)

Reported net income (loss)	$(16,257)	$651,425	$(53,405)	$656,195

Add-back: goodwill amortization net of tax effect	—	1,390	—	5,723

Adjusted net income (loss)	$(16,257)	$652,815	$(53,405)	$661,918

Basic Earnings Per Share

Reported net income (loss)	$(0.07)	$2.34	$(0.21)	$2.31

Add back: goodwill amortization net of tax effect	—	0.01	—	0.02

Adjusted net income (loss)	$(0.07)	$2.35	$(0.21)	$2.33

Diluted Earnings Per Share

Reported net income (loss)	$(0.07)	$2.28	$(0.21)	$2.24

Add back: goodwill amortization net of tax effect	—	—	—	0.02

Adjusted net income (loss)	$(0.07)	$2.28	$(0.21)	$2.26

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

         The Company is providing the following table of summarized financial information, as included in its Annual Report on Form 10-K for the year ended December 31, 2001, in accordance with the transitional disclosure provisions related to the adoption of SFAS 142.

	Years Ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Net revenues	$481,332	$929,319	$1,039,111	$854,520	$766,620

Net income (loss)	$624,948	$(98,315)	$(2,988)	$52,452	$(369,309)

Preferred stock dividend	$—	$(191)	$(995)	$(3,478)	$(301)

Value assigned to warrants	$—	$—	$—	$(1,982)	$(1,601)

Net income (loss) applicable to common stockholders	$624,948	$(98,506)	$(3,983)	$46,992	$(371,211)

Net income (loss) per common share:

Basic	$2.25	$(0.34)	$(0.02)	$0.21	$(1.85)

Diluted	$2.20	$(0.34)	$(0.02)	$0.19	$(1.85)

Total assets	$1,080,572	$655,881	$793,337	$695,802	$653,342

Long-term obligations	$28,710	$787	$1,420	$3,759	$27,734

Retained earnings (accumulated deficit)	$265,816	$(359,132)	$(260,817)	$(259,849)	$(312,301)

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect this statement will have an impact on its consolidated financial statements. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company has adopted SFAS No. 144 effective January 1, 2002 and the impact of the adoption did not have a material effect on the Company’s financial statements for the three and nine months ended September 30, 2002 (see Note E in these Notes to Unaudited Condensed Consolidated Financial Statements).

         Effective January 1, 2002, the Company adopted FASB Emerging Issues Task Force (“EITF”) Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“Topic D-103”). Topic No. D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Topic No. D-103 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the nine months ended September 30, 2002, as the Company has historically recorded rebilled expenses as revenue.

         Effective January 1, 2002, the Company adopted the FASB’s EITF Topic 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 requires payments to customers or resellers for sales or marketing expenses to be classified as a component of revenue. EITF 01-09 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the nine months ended September 30, 2002 and September 30, 2001.

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

         As of March 31, 2002, the Company believed that the actions taken by the Company met the criteria under SFAS No. 144 for classification of a disposal group as “Assets held for sale” and “Liabilities associated with assets held for sale” and used this presentation on the balance sheet in the report filed on Form 10-Q for the three months ended March 31, 2002. Accordingly, the Company ceased amortizing capitalized software costs as of January 22, 2002. The Company has included the operating results of this product line for the three and nine months ended September 30, 2002, as a component of “Operating loss” in the Condensed Consolidated Statement of Operations. The Company was unable to distinguish certain historical financial information associated with this product line prior to January 2002; accordingly, the Company has not presented historical results as discontinued operations in accordance with the provisions of SFAS No. 144. The assets related to the content management product line were evaluated by the Company and were carried at cost, which was less than the estimated fair market value net of costs to sell. As of May 15, 2002, the Company did not expect to record a loss on the divestiture of its content management product line.

         During June 2002, the Company ceased efforts to find a buyer for its content management product line as no interested buyers had been identified. During the three months ended June 30, 2002, in conjunction with its decision to cease efforts to find a buyer, the Company terminated associated operations, except for completion of previously committed consulting and support contracts, and recorded charges totaling $7.3 million consisting of $4.5 million categorized as “Cost of software” for the impairment of software costs previously capitalized and charges totaling $2.8 million as “Merger, realignment, and other charges”. The $2.8 million of “Merger, realignment, and other charges” includes $1.4 million of severance costs, $0.8 million of equipment impairment costs and $0.6 million of other exit costs. During the three months ended September 30, 2002, the Company recorded additional charges totaling $0.5 million as “Merger, realignment, and other charges” comprised of $0.3 million of severance costs and $0.2 million of other exit costs. The components of these charges are discussed in detail below (see Note J in these Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the Company recorded $0.4 million and $1.7 million in bad debt expense for the three and nine months ended September 30, 2002, respectively, related to the write off of accounts receivable balances that were deemed uncollectible as a result of the termination of this product line.

Note F — Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:

Net income (loss)	$(16,257)	$651,425	$(53,405)	$656,195

Denominator:

Denominator for basic net income (loss) per common share – Weighted-average shares outstanding	245,321	278,345	251,367	281,759

Weighted-average shares to be issued for litigation settlement	—	—	—	2,085

Denominator for basic net income (loss) per common share	245,321	278,345	251,367	283,844

Effect of dilutive securities:

Employee stock options and restricted common stock	—	3,138	—	5,151

Contingently issuable shares for litigation settlement	—	4,529	—	4,529

Common stock warrants (Series B Warrants)	—	12	—	14

Denominator for diluted net income (loss) per common share –

Adjusted weighted-average shares and assumed conversions	245,321	286,024	251,367	293,538

Basic net income (loss) per common share	$(0.07)	$2.34	$(0.21)	$2.31

Diluted net income (loss) per common share	$(0.07)	$2.28	$(0.21)	$2.24

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

         Options to purchase shares of the Company’s Common Stock with exercise prices below the average market price of the Company’s Common Stock for the three and nine months ended September 30, 2002, totaling 2.1 million and 10.1 million, respectively, have been excluded from the dilutive calculation as the potential common shares associated with these options are anti-dilutive due to the net losses for those periods. These options have exercise prices ranging from $0.05 to $2.32 for the three months ended September 30, 2002, and from $0.05 to $3.28 for the nine months ended September 30, 2002.

         Additionally, the Company excluded potentially dilutive securities for the three and nine months ended September 30, 2002 and September 30, 2001, from its diluted net loss per share computation because the exercise price of these securities exceeded the average market value of the Company’s Common Stock for the same periods, therefore these securities were anti-dilutive. The following is a summary of the excluded potential dilutive securities and the related exercise/conversion features for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Potential dilutive securities:	2002	2001	2002	2001

Stock options	36,157	31,301	28,155	14,092

Contingently issuable shares for litigation settlement	—	—	—	—

Common stock warrants (Series B Warrants)	2,303	2,303	2,303	2,303

         The stock options have per share exercise prices ranging from $2.39 to $28.10 per share, and from $3.34 to $28.10 per share for the three and nine months ended September 30, 2002, respectively. These stock options are exercisable at various dates through July 2012. The stock options had exercise prices ranging from $4.75 to $28.10 per share and from $5.34 to $28.10 per share in the three and nine months ended September 30, 2001, respectively. Options outstanding as of September 30, 2002, included options to purchase 12.9 million shares of the Company’s Common Stock, the terms of which were extended in conjunction with the IBM transaction. These expired options to purchase 12.9 million shares of the Company’s Common Stock expired as of October 29, 2002 and had exercise prices ranging from $0.20 to $28.10 per share.

         The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B convertible preferred stock (“Series B Preferred”) into shares of Common Stock in July of 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were converted. As of September 30, 2002, and September 30, 2001, Series B Warrants exercisable for approximately 2.3 million shares of Common Stock were outstanding and exercisable at a per share exercise price of $7.84. These warrants are scheduled to expire on November 19, 2002.

Note G — Comprehensive Income

         The following table sets forth the calculation of other comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(16,257)	$651,425	$(53,405)	$656,195

Other comprehensive income (loss):

Unrealized gains on available-for-sale securities, net of taxes	870	523	1,879	1,078

Reclassification adjustment for realized losses included in net income (loss), net of taxes	529	—	192	3,808

Change in accumulated foreign currency translation adjustment	372	2,157	2,923	960

	$(14,486)	$654,105	$(48,441)	$662,041

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

         During the nine months ended September 30, 2002, the Company repurchased 16.3 million shares of Common Stock for an aggregate of $45.8 million in cash as part of its previously approved program that authorized the repurchase of up to $350.0 million of Common Stock. As of September 30, 2002, the Company had repurchased an aggregate of approximately 50 million shares for an aggregate purchase price of approximately $188.8 million.

Reconciliation of common shares outstanding, net of shares in treasury (in thousands):

Shares outstanding at December 31, 2001	256,355

Shares repurchased under previously announced program	(16,287)

Shares issued under restricted stock agreement with Vality’s chief executive officer	300

Shares issued upon exercises of stock options	360

Shares sold and issued to employees under the Company’s employee stock purchase plan	555

Shares outstanding at September 30, 2002	241,283

         The Company had 23,724 and 7,437 shares in treasury at September 30, 2002 and December 31, 2001, respectively. From October 1, 2002 through November 7, 2002 the Company repurchased an additional 2.4 million shares under the above mentioned repurchase program, for an aggregate purchase price of $5.8 million.

Note I — Sale of the Database Business

         On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for approximately $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the database business in the nine remaining countries that were not closed on

July 1, 2001. IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy any indemnification obligations that might arise with respect to any representations or warranties made by the Company as part of the IBM Transaction purchase agreement (the “Agreement”). Pursuant to the terms of the Agreement, IBM is entitled to set off and apply all or a portion of the $100.0 million Holdback, subject to the $10.0 million deductible described below, against any of the following: (i) any indemnification obligation; (ii) any amount that has been determined by a court of final jurisdiction to be owing by the Company; and (iii) any amount that the Company has agreed to set off and apply against the Holdback. The Company has agreed to indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with any failure of any representation or warranty of the Company to be true and correct in all respects; any breach of any obligation of the Company; any of the excluded liabilities; or the operation or ownership of the excluded assets, provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million and then only to the extent of any such excess. IBM will retain the Holdback until January 1, 2003 except for any funds necessary to provide for any claims made prior to that date. The Holdback was recorded as a “Gain on sale of database business” during the third quarter of 2001 because at the time the Company believed, beyond a reasonable doubt, that IBM would pay the entire $100.0 million when due. The Agreement also provides that the Company will receive interest from July 1, 2001 to the payment date of the Holdback and, as such, the Company began, on July 1, 2001, to accrue interest on the Holdback at 6% per annum. Accrued interest on the Holdback was $7.5 million at September 30, 2002. The Holdback and accrued interest are included in “Receivable from sale of database business” on the accompanying consolidated balance sheets as a component of current assets at September 30, 2002 as the amount is scheduled to be received within one year from the date of the balance sheet. As of November 14, 2002 IBM has not formally submitted any claims against the Holdback pursuant to the indemnification provisions of the Agreement. Although IBM has indicated that certain potential claims against the Holdback may exist, the Company believes, based on current information, those potential claims would be less than the $10.0 million deductible provided for in the Agreement.

         During the three months ended March 31, 2002, the Company paid IBM $13.2 million to fund the transfer of certain employee related accruals, $2.9 million to buy out certain lease obligations, $2.0 million to pay for the transfer of certain long-term assets and $2.4 million for royalties and other obligations owed to IBM. In conjunction with the payments made to IBM, IBM paid the Company $21.6 million to fund certain severance costs, $11.0 million to settle the net working capital adjustment under the Agreement and $0.8 million for taxes and other fees. No additional payments were required for the three months ended September 30, 2002.

         Under the terms of the Agreement, the Company was obligated to transfer $124.0 million of net working capital on July 1, 2001, as defined in the Agreement, to IBM. If the net working capital transferred to IBM on that date exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the difference. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. During the three months ended March 31, 2002, the Company also recorded an adjustment of$0.3 million primarily to decrease the long-term assets sold to IBM. Accordingly, the Company had recognized the minimum net working capital adjustment of $3.7 million in the gain resulting from the IBM Transaction. On March 29, 2002, the Company was paid $11.0 million by IBM as final settlement of the net working capital adjustment. During the three months ended March 31, 2002, the Company also recorded an adjustment of $0.3 million primarily to decrease the long-term assets sold to IBM. Accordingly, the Company recorded the incremental $7.6 million received in “Adjustment to gain on sale of database business” during the three months ended March 31, 2002.

         During the three months ended September 30, 2002, the Company recorded a $1.4 million loss to “Gain on sale of database business, net”. This loss consists of $0.9 million of accrued professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and $0.5 million to adjust the segmentation of accounts receivable sold to IBM as part of the sale of the database business.

         As a result of the IBM Transaction, the Company has recorded a cumulative gain, after transaction costs and related charges, but excluding income taxes, of $871.9 million through September 30, 2002. The following table sets forth the components of the gain (in millions):

Cash proceeds received from IBM	$900.0

IBM holdback	100.0

Gross sale proceeds	1,000.0

Deferred revenue adjustment	(11.6)

Employee–related accrual adjustment	(13.2)

Minimum net working capital adjustment	3.7

Adjusted sale proceeds	978.9

Net assets transferred to IBM	(71.3)

Transaction costs and related charges	(41.9)

Gain resulting from the IBM Transaction through December 31, 2001	865.7

Final net working capital adjustment	7.3

Other, net	0.3

Gain resulting from the IBM Transaction through June 30, 2002	873.3

Accrued costs to dissolve subsidiaries	(0.9)

Adjustment of accounts receivable segmentation	(0.5)

Gain resulting from the IBM Transaction through September 30, 2002	$871.9

         The following table sets forth the components of the accrued transaction costs and related charges incurred during the nine months ended September 30, 2002 (in millions):

	Accrual
	Balance
	December 31,				Accrual Balance
	2001	Adjustments	Charges	Cash Payments	September 30, 2002

Professional fees	$3.0	$0.9	$0.9	$(3.8)	$1.0

Severance and employment-related costs	10.3	(0.9)	—	(5.0)	4.4

Other Charges	0.7	—	—	(0.3)	0.4

Accrued transaction costs and related charges included in accrued expenses	$14.0	$—	$0.9	$(9.1)	$5.8

         Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. During the quarter ended June 30, 2002, the Company reversed $0.9 million of accrued severance and related costs as, based on experience, this accrual was no longer needed and recorded $0.9 to reflect an increase in estimated costs to reorganize the Company related to the IBM Transaction. As discussed above, during the third quarter of 2002 the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries made inactive as a consequence of the IBM Transaction. As of September 30, 2002, severance payments and related taxes had been paid to terminate approximately 81 employees. The remaining accrual balance of $4.4 million, which includes severance and related taxes, is expected be paid on various dates extending through 2006.

         The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consist of the performance of certain administrative functions, hosting systems and the provision of office space in shared facilities of which one of the parties is the primary leaseholder. To facilitate the provision of these services, at the time of the IBM Transaction, the Company and IBM entered into reciprocal transitional service agreements, under which both parties provide and utilize transitional services at agreed upon rates that the Company believes represent the fair value of such services. During the three months ended September 30, 2002, the Company provided to IBM and purchased from IBM transitional services amounting to $0.3 million and $0.1 million, respectively. During the nine months ended September 30, 2002, the Company provided transitional services to IBM totaling $1.6 million and purchased transitional services from IBM totaling $3.6 million . The provision for shared administrative functions and office space in shared facilities ended during the second quarter of 2002, while the provision of shared infrastructure cost is expected to be completed, barring unforeseen circumstances, by the end of 2002.

Note J — Accrued Merger, Realignment and Other Charges

         The following table summarizes the components of the “Accrued merger, realignment and other charges” at September 30, 2002 and December 31, 2001 (in millions):

	September 30, 2002	December 31, 2001

Third quarter 2002 realignment	$3.0	$—

Second quarter 2002 realignment	0.5	—

Third quarter 2001 realignment	—	3.8

Facility and equipment charges resulting from the IBM Transaction	14.4	25.0

2000 strategic realignment	1.3	5.2

Ardent merger and other	0.9	1.1

	$20.1	$35.1

         During the three months ended September 30,2002, the Company recorded $8.2 million of “Merger, realignment and other” charges, $7.8 million related to its third quarter 2002 realignment plan and $0.4 million related to revised assumptions for facility and equipment charges resulting from the IBM Transaction. The Company also reversed $0.5 million related to the facility and equipment charges resulting from the IBM Transaction for a reserve on a facility lease deposit that was refunded in full. The components of these net charges are outlined below. The net impact of these activities was a $7.7 million charge recorded to the “Merger, realignment and other” line of the Company’s condensed consolidated statements of operations.

         During the three months ended June 30, 2002, the Company recorded $7.7 million of “Merger, realignment and other” charges related to its second quarter 2002 realignment plan and reversed $0.4 million related to accrued severance payments that were originally recorded as part of its third quarter of 2001 realignment plan as certain employees voluntarily terminated employment, and $0.3 of an accrual related to the Facility and Equipment charges resulting from the IBM Transaction due to revised assumptions utilized in estimating facility exit costs.. The components of these net charges are outlined below. The net impact of these activities was a $7.0 million charge recorded to the “Merger, realignment and other” line of the Company’s condensed consolidated statements of operations.

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

Third Quarter 2002 Realignment

         During the three months ended September 30, 2002, the Company approved plans to further realign its infrastructure by reducing its workforce. The Company also identified certain assets associated with vacated facilities and head count reductions that no longer had value at September 30, 2002. This plan relates to a continuing effort to realign the company’s structure in order to adapt to current economic conditions, the IBM Transaction (see Note I in these Notes to Condensed Consolidated Financial Statements), and the termination of its content management product line (see Note E in these Notes to Condensed Consolidated Financial Statements). As a result, the Company recorded $7.8 million of “Merger, realignment and other” charges during the period. This $7.8 million charge consisted of $4.3 million to realign the Company’s infrastructure with demand for its products, $3.0 million related to the IBM Transaction and $0.5 million related to the termination of its content management product line. The $4.3 million charge related to realigning the Company’s infrastructure with demand for its products consists of $4.2 million to terminate 94 employees and $0.1 million of other exit costs. The $3.0 million charge related to exiting facilities in connection with the IBM Transaction consists of $2.7 million to write-off abandoned fixed assets, primarily at vacated facilities and $0.3 of additional facility lease costs. The $0.5 million charge related to the termination of the content management product line consists of $0.3 million to terminate 17 employees and $0.2 million of other exit costs. The 111 employees being terminated as part of the third quarter 2002 realignment includes approximately 72 sales and marketing employees, 10 general and administrative employees, 8 research and development employees, and 21 professional services employees. The following table sets forth the significant components of the charge recognized and activity occurring during the three months ended September 30, 2002, as well as accrued balance remaining at September 30, 2002 (in millions):

				Balance at
	Charges	Non–Cash	Payments	September 30, 2002

Severance and employment costs	$4.5	$—	$(1.7)	$2.8

Facility lease costs	0.3	(0.1)	(0.2)	—

Other exit costs	0.3	—	(0.1)	.2

Total accrued merger realignment and other charges	5.1	(0.1)	(2.0)	3.0

Abandoned fixed assets	2.7	(2.7)	—	—

	$7.8	$(2.8)	$(2.0)	$3.0

         The unpaid severance balance of $2.8 million as of September 30, 2002 is expected to be paid by the end of September 30, 2003 and relates primarily to bi-monthly severance payments for employees who have already been terminated and severance payments for employees who, barring unforeseen circumstances, are expected to be terminated by the end of September 30, 2003.

Second Quarter 2002 Realignment

         During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line (see Note E in these Notes to Condensed Consolidated Financial Statements), and realign its infrastructure by reducing its workforce and closing facilities. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $7.7 million of “Merger, realignment and other” charges during the period. This $7.7 million charge consisted of $4.1 million of charges during the period related to the integration of Vality, $2.8 million to terminate operations related to the Company’s content management product line, and $0.8 of additional costs associated with the wind down of the database business. The $4.1 million charge to integrate Vality consisted of $4.0 million to terminate 91 Ascential employees and $0.1 million of other costs. The $2.8 million charge related to its content management product line consisted of $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The 143 employees terminated included 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 million of other costs. The following table sets forth the significant components of the charge recognized during the three months ended June 30, 2002, the activity for the six months ended September 30, 2002 and the accrued balance remaining at September 30, 2002 (in millions):

				Balance at
	Charges	Non–Cash	Payments	September 30, 2002

Severance and employment costs	$5.7	$—	$(5.3)	$0.4

Write-off computer equipment	0.8	(0.8)	—	—

Facility lease costs	0.4	—	(0.4)	—

Professional fees	0.4	—	(0.3)	0.1

Other exit costs	0.4	—	(0.4)	—

	$7.7	$(0.8)	$(6.4)	$0.5

         As of September 30, 2002, termination compensation and related benefits had been paid to 139 employees. The unpaid balance of $0.4 million as of September 30, 2002 is expected to be paid by the end of 2002 and relates primarily to bi-monthly severance payments for employees who have already been terminated and severance payments for employees who, barring unforeseen circumstances, are expected to be terminated by the end of 2002.

Third Quarter 2001 Realignment

         During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million. The following table sets forth the accrual activity for the nine months ended September 30, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	September 30,
	2001	Adjustments	Payments	2002

Severance and employment costs	$3.8	$(0.4)	$(3.4)	$—

         Severance and employment-related costs primarily consist of termination compensation and related benefits for employees. During the quarter ended June 30, 2002, the Company reversed $0.4 million of the accrual related to approximately 18 employees, as it was no longer required. As of September 30, 2002, termination compensation and related benefits had been paid to terminate 242 employees.

Facility and Equipment Charges Resulting from the IBM Transaction

         In connection with the IBM Transaction (see Note I in these Notes to Unaudited Condensed Consolidated Financial Statements), the Company recorded a $35.3 million charge during 2001 for facilities and equipment costs related to Company’s vacant, or partially vacant, facilities at December 31, 2001. This charge is comprised of a reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the nine months ended September 30, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	September 30,
	2001	Adjustments	Payments	2002

Residual lease obligations and restoration costs	$25.0	$2.3	$(12.9)	$14.4

         The $14.4 million of residual lease obligations is comprised of $13.2 million of lease-related payments that the Company estimates it will make from the date of the Company’s exit from each facility to the end of the corresponding lease term, net of rental payments from IBM or other sub–lessees, and $1.2 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The leases relating to facilities that the Company has exited or plans to exit at September 30, 2002 expire from 2002 through 2008.

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

         During the three and nine months ended September 30, 2002, the Company revised the assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties which resulted in adjustments to facilities accrual of $0.4 million and $7.3 million, respectively. The majority of the adjustment relates to decreasing market prices for sublease rental receipts, difficulty in obtaining sublease tenants, primarily in the United States and Europe, and additional costs arising from negotiations to exit facilities prior to the end of the lease term . In total, barring unforeseen circumstances, the Company estimated it will receive $5.6 million of sublease income, $3.1 million for properties already sublet and $2.5 million from properties where a sublet is anticipated. The Company’s sublease estimates assume that no subtenants will default on rental payments and that the Company will be able to obtain subtenants at local market rates where market conditions are considered favorable. Sublease assumptions also include a vacancy period from the time the Company vacates the facility to the time the subtenant begins to pay rent. The following sets forth the components of the charges recorded to “Merger, realignment and other charges” during the three and nine months ended September 30, 2002 (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Release of lease obligations	$—	$(7.0)

Additional assumed lease obligations	—	2.0

Revision of assumptions to reflect current market conditions and negotiated exit costs	0.4	7.3

Net charge	$0.4	$2.3

         The Company may need to record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of September 30, 2002, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations, excluding estimated sublease income, and restoration costs, to exceed $8.7 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

2000 Strategic Realignment

         During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses. The strategic realignment included a refinement of the Company’s product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. To date, the Company has recorded realignment and other charges of $93.5 million relating to the realignment of its operations. The following sets forth the accrual activity for the nine months ended September 30, 2002 (in millions):

	Accrual at		Accrual at
	December 31,	Cash	September 30,
	2001	Payments	2002

Severance and employment-related costs	$0.1	$(0.1)	$—

Facilities and equipment costs	2.1	(0.8)	1.3

Costs to exit various commitments and programs	3.0	(3.0)	—

	$5.2	$(3.9)	$1.3

         The remaining accrual balance at September 30, 2002 consists of $1.2 million for lease obligations that extend through April 2005 and $0.1 million of restoration costs for redundant facilities.

Ardent Merger and Other

         As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges arising from decisions to exit certain facilities. As of September 30, 2002, approximately $0.9 million remained unpaid, of which $0.5 million relates to facility exit costs and $0.4 million for other exit costs. Of the $0.5 million in facility exist costs, $0.3 million are for residual lease obligations and $0.2 million for restoration costs on idle facilities that expire at various dates through 2004.

Note K — Operating Segments

         During the first quarter of 2001, in conjunction with its 2000 strategic realignment, the Company began operating under two segments that reported to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis beginning in 2001. The Company evaluated operating segment performance based primarily on net revenues and certain operating expenses. As discussed in Note I in these Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed the sale of its database business to IBM during the third quarter of 2001. Accordingly, the Company no longer derives revenue from the Informix Software segment and the only remaining operating segment subsequent to the sale is Ascential Software. Set forth below is a summary of the results of operations for Ascential Software and Informix Software for the three and nine months ended September 30, 2002 and September 30, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In thousands, except per share data)
Net revenues:

Ascential Software	$30.2	$27.0	$79.0	$96.8

Informix Software	—	1.5	—	357.4

Ascential Software Corporation (Ascential Software and Informix Software Combined)	$30.2	$28.5	$79.0	$454.2

Operating loss:

Ascential Software	$(18.1)	$(34.0)	$(71.7)	$(74.7)

Informix Software	(5.4)	(27.6)	(18.1)	31.2

Ascential Software Corporation (Ascential Software and Informix Software Combined)	$(23.5)	$(61.6)	$(89.8)	$(43.5)

         The operating loss for Informix Software for the three and nine months ended September 30, 2002 relates principally to the costs of settlement of disputes associated with the historical database operations, net of recoveries, adjustments to facility and severance reserves and the general and administrative costs associated with consolidating the infrastructure of the database business into the Company infrastructure.

         For the three months ended September 30, 2002, one customer was responsible for 11.3% of revenues and no other single customer accounted for more than 10% of revenues. For the nine months ended September 30, 2002, no single customer was responsible for greater than 10% of total net revenues.

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

         EXPO 2000 filed an action against Ascential Software GmbH (the Company’s German subsidiary) in the Hanover, Germany district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. The Company filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against the Company in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment was conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court’s judgment and issued a judgment in favor of the Company in the amount of approximately $2.5 million. On June 5, 2001 EXPO filed an appeal to the German Federal High Court in Civil Matters. The German Federal High Court decided on May 14, 2002 that the appeal of EXPO would not be accepted. Therefore, the judgment of the Higher Regional Court is final and EXPO was ordered to pay Ascential Software GmbH the sum of approximately $3.0 million including 5% interest from January 19, 1999. This amount was paid to Ascential Software GmbH during the second quarter of fiscal 2002 and is recorded in “Other income, net” for the nine months ended September 30, 2002. In addition, the Company reversed its prior $3.1 million accrual that was recorded in August 1999 and recorded a $2.8 million decrease, adjusted for foreign currency fluctuations, to “General and administrative” expense for the nine months ended September 30, 2002.

         The Company is a defendant in one action filed against Unidata, Inc., a company that the Company merged with in 1998 (“Unidata”), in May 1996 in the U.S. District Court for the Western District of Washington, and was previously a defendant in another action filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleged in both actions the improper distribution of certain Unidata products in the plaintiff’s exclusive territory and asserted damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys’ fees and expenses estimated to be approximately $0.8 million.

         The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company has agreed with the plaintiff to a settlement pursuant to which, among other things, as each of the actions is dismissed, the underlying license is terminated, and certain intellectual property rights are assigned to the Company by the plaintiff, the Company is obligated to pay into escrow and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys fees and related amounts, if any, paid in settlement. The China and Denver actions have been dismissed, the plaintiff has filed a motion to dismiss the Washington State action, the license agreement was terminated and the intellectual property rights have been assigned to the Company as of the end of the second quarter of fiscal 2002 and corresponding payments were made to plaintiff. During the nine months ended September 30, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

         At the end of October 2002, the Company instituted an arbitration proceeding with the American Arbitration Association in Kansas City against Sprint /United Management Company (“Sprint”) for non-payment of $6.485 million (the “Sprint Indebtedness”) due and owing under an agreement between Informix Software and Sprint dated effective March 31, 2000 (the “Sprint Agreement”). As part of the IBM Transaction, IBM has been acting as the Company’s subcontractor and has been providing services covered by the Sprint Agreement to Sprint pursuant to an agreement between IBM and the Company (the “operating agreement”) signed at the time of the IBM transaction. Sprint has declined to pay all or part of the Sprint Indebtedness, though the Company believes Sprint’s position is without merit. In the event the Company is successful in collecting this indebtedness from Sprint, the Company intends to immediately transfer the benefit of any such payments to IBM in accordance with the operating agreement. IBM may assert an indemnification claim pursuant to the IBM Transaction purchase agreement for some or all of any indebtedness not paid by Sprint. The Company believes, based on current information, that such a claim would be less than the $10.0 million deductible provided for in the IBM Transaction purchase agreement.

         On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. The Company intends to defend itself vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such statements address, for example, the decline of transitional costs associated with the termination of our database business, timing of transactions resulting in revenue and the resulting fluctuation in revenue, the decline of revenue and costs associated with our content management product line, reduction of operating expenses due to realignment activities, plans to continue to invest in research and development activities as well as sales and marketing and product support, investments in property and equipment, the belief that our current cash, cash equivalents and short-term investments balances will be sufficient to meet our working capital requirements and that we will have sufficient resources to continue to fund our stock repurchase program, the costs of current and future facilities, severance and other obligations associated with the IBM Transaction and restructuring initiatives, and our expectation that software product developers will increasingly be subject to intellectual property infringement claims. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this report.

         References to comparisons between the same “period” in this Form 10-Q refer to our quarterly and/or nine-month periods of the relevant fiscal year. References to “Ascential Software” refer to our existing enterprise integration business, references to “Informix Software” refer to our legacy database business sold to IBM on July 1, 2001, and references to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis.

OVERVIEW

         Headquartered in Westboro, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000. We believe that our Enterprise Integration Suite is the industry’s only solution that is intended to address the full data integration life cycle, and turns corporate data into “Intelligent Information” – information that is reliable, relevant, and complete – so companies can make better informed business decisions.

         Our products for automated data profiling, data quality management and cleansing, and data transformation are built on an Integration Platform of core services that are intended to provide end-to-end meta data management for a clear, unambiguous definition and history of the data used to run businesses, connectivity between virtually any data source and application, and virtually unlimited scalability to easily manage the massive volumes of corporate data generated through high-performance processing.

         We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated knowledge and experience, gained through many successful engagements in a wide range of installations.

         We support more than 2,200 customers in such industries as telecommunications, insurance, financial services, healthcare/life sciences, manufacturing, consumer goods, and retail. We had approximately 666 employees as of September 30, 2002, including 16 employees in our content management product line.

         We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our ETL and data asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business, including the name “Informix”, to IBM for approximately $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note I to the Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. During 2002, after the sale of the database business, our sole operating segment has been our Ascential Software business; however we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, these transitional costs are expected to decline during the three months ended December 31, 2002 and to be relatively insignificant during the year ended December 31, 2003.

         On January 22, 2002, our board of directors endorsed the decision to divest our content management product line because it did not align with our strategic goals. We engaged an investment bank to assist in the divestiture process and sought potential buyers for the product line during the six months ended June 30, 2002. In June 2002, we ceased efforts to find a buyer for the product line as no interested buyers were identified and terminated the related operations, except for the completion of previously committed consulting and support contracts As a result, in June 2002 we recorded a charge totaling $7.3 million consisting of $4.5 million charged to “Cost of software” for the impairment of software costs previously capitalized and $2.8 million charged to “Merger, realignment and other charges” for severance costs, computer equipment impairment costs and professional fees incurred in connection with efforts to sell the product line. We expect to incur a relatively insignificant net loss from the content management product line during the three months ended December 31, 2002, as we fulfill contractual obligations, and, barring unforeseen circumstances, this loss will diminish during the year ended December 31, 2003.

         On April 3, 2002, we acquired Vality Technology Incorporated (“Vality”) for $93.8 million, consisting of $98.2 million paid to acquire outstanding stock and vested stock options and $2.6 million for transaction costs, partially offset by $7.0 million of cash received from Vality. Vality, headquartered in Boston, Massachusetts, was a privately held company that specialized in enterprise data quality management. Concurrent with the acquisition, we awarded 0.3 million shares of restricted stock to Vality’s former chief executive officer. On May 1, 2002, Vality’s former chief executive officer left our company and his shares became fully vested, resulting in a $0.9 million charge for non-cash compensation recorded as “Merger, realignment, and other” in the nine months ended September 30, 2002. In connection with the acquisition of Vality, we also recorded a charge of $1.2 million for the write off of in-process research and development. Vality continues to operate as a wholly owned subsidiary of Ascential Software Corporation.

Products and Services

         We believe our products are designed to offer excellent functionality, whether operating as a component in the Enterprise Integration Suite, or as a stand-alone solution. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data transformation to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform that delivers end-to-end meta data management, connectivity between virtually any data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms our Enterprise Integration Suite.

         Our Enterprise Integration Suite offers a comprehensive, modular solution that can expand as business needs increase. Our customers can deploy the complete Suite to address the entire life cycle of a project, or use individual integration products as needed — while focusing on integrating the enterprise, and not the integration tools.

         Our Enterprise Integration Suite enables our customers to achieve:

•	Superior time-to-deployment and value from their strategic business systems such as customer relationship management (CRM), enterprise resource planning (ERP), supply chain management (SCM), BI/analytics, e-business and data warehouses;

•	Increased revenue and profits from the data driving their business; and

•	Low total cost of ownership and improved return on their IT assets

Enterprise Integration Products

MetaRecon Source System Discovery
      MetaRecon, acquired from Metagenix, Inc. on March 31, 2002, is one of the core products in our Enterprise Integration Suite. It is designed to automate the process of source system analysis – expediting comprehensive data analysis, accelerating the time-to-market for critical data integration projects, and reducing the costs and resources required. MetaRecon profiles source data, analyzes column values and structures, and provides target database recommendations, such as primary keys, foreign keys, and table normalizations. Based on this information, MetaRecon builds a model of the data to facilitate the source-to-target mapping, and automatically generates integration jobs.

INTEGRITY Data Preparation and Cleansing
      INTEGRITY, acquired through the acquisition of Vality, is the core data quality component of our Enterprise Integration Suite. INTEGRITY is designed to ensure that strategic systems deliver accurate, complete information to business users seeking a single view of customers, suppliers, and products from across their enterprise. Through an easy-to-use graphical interface, INTEGRITY provides quality control mechanisms over structured data elements — international names and addresses, phone numbers, birth dates, part numbers and descriptions, suppliers, email addresses and others — and discovers relationships among them. In addition, INTEGRITY’s powerful matching capabilities are designed to detect duplications (despite anomalous, inconsistent, and missing data values) and reconciles or discards records as appropriate.

DataStage Data Transformation and Integration
      DataStage, our data integration solution, is designed to closely integrate enterprise information, across various sources and targets within narrow timeframes. DataStage features a powerful architecture that is designed to give developers increased speed and flexibility in building, deploying and managing their data integration infrastructure. With features like a graphical user interface driven “work as you think” design metaphor, a library of over 300 pre-built transformations, support for job reuse, versioning and sharing, and event-based job scheduling, DataStage is designed to enable companies to spend less time developing their integration jobs and more time reaping the benefits.

Enterprise Integration Platform
      Our Integration Platform is the underpinning of our Enterprise Integration Suite. The Integration Platform supports our products with core services and capabilities for extensive scalability and performance by virtue of our November 2001 acquisition of Torrent Systems Incorporated (“Torrent”). Additionally, our Integration Platform incorporates enterprise meta data management, and vendor-built Packaged Application Connectivity Kits (PACKs) for many popular enterprise applications, including SAP, Siebel, Oracle, and PeopleSoft.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations below is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of operations of our company, have been consistently recorded. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods covered in this filing.

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

         Effective December 1, 2002 we will be assessing the value of goodwill and other intangible assets for impairment by comparing our company’s market value to its carrying value. We may need to record a goodwill impairment charge of up to $158.9 million if the market value of our company is less than its carrying value.

RESULTS OF OPERATIONS

         The discussion and analysis of our results of operations for the three and nine months ended September 30, 2002 is structured to take into account the sale of the database business during the third quarter of 2001. The database business had accounted for 5% and 79% of our revenue for the three and nine months ended September 30, 2001, respectively. Therefore, we believe that comparisons of total revenue and expenses for the three and nine months ended September 30, 2002 and 2001, respectively, are not meaningful. Accordingly, the discussion and analysis of our results of operations is structured as follows:

I.	Overview of Results of Operations—Ascential Software

Revenues and expenses of Ascential Software are presented as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001. This presentation excludes the results of the database business and accommodates our discussion of the results of the Ascential Software operations during the three and nine months ended September 30, 2002, given the sale of our database business during the third quarter of 2001.

II.	Revenue—Ascential Software and Informix Software

Discussion and analysis of revenues, including: (1) a table of revenues by type for Ascential Software and Informix Software for the three and nine months ended September 30, 2002 and 2001; (2) a description of revenues by type; and (3) a discussion and analysis of Ascential Software revenues for the three and nine months ended September 30, 2002 (with each as compared to the corresponding period in 2001).

III.	Costs and Expenses—Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) a table of expenses by type for Ascential Software and Informix Software for the three and nine months ended September 30, 2002 and 2001; (2) a discussion and analysis of Ascential Software costs and expenses for the three and nine months ended September 30, 2002 (with each as compared to the corresponding period in 2001); and (3) a description of the costs remaining in Informix Software for the three and nine months ended September 30, 2002.

IV.	Other Income (Expense)—Ascential Software Corporation

Discussion and analysis of other income (expense) for the three and nine months ended September 30, 2002.

V.	Income Taxes—Ascential Software Corporation

Discussion and analysis of income taxes for the three and nine months ended September 30, 2002.

I.	Overview of Results of Operations — Ascential Software

         The following table compares the results of operations for Ascential Software for the three and nine months ended September 30, 2002 and 2001, respectively. This presentation excludes the results of the database business that was sold during the third quarter of 2001.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	Percent of net revenue
Net revenues:

Licenses	49	48	52	50

Services	51	52	48	50

Total net revenues	100%	100%	100%	100%

Cost and expenses:

Cost of software	12	13	18	12

Cost of services	30	42	32	37

Sales and marketing	61	79	72	75

Research and development	21	27	24	26

General and administrative	21	40	28	20

Merger, realignment, and other changes	16	25	15	7

In-process research and development	—	—	2	—

Total expenses	161	226	191	177

Operating loss	(61%)	(126%)	(91%)	(77%)

II.	Revenue — Ascential Software and Informix Software

         We derive revenues from licensing software and providing post-license technical product support, maintenance and updates to customers and from consulting and education services.

         License Revenues. We generate license revenues through either the shipment of products to customers or by granting licenses to customers to manufacture products integrating our products. Our products are delivered directly to end-user customers or distributed through resellers, including original equipment manufacturers (OEM), system integrators, distributors and value added resellers (VAR). In general, we recognize revenue from license agreements with resellers when the reseller licenses software to an end user or when software is utilized by the reseller and all of our related obligations have been satisfied.

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

         The following table and discussion compares the revenues for the businesses of Ascential Software and Informix Software for the three and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Ascential Software

License revenues	$14.9	$12.9	$40.8	$48.1

Service revenues:

Maintenance revenues	8.5	6.8	21.4	22.6

Consulting and education revenues	6.8	7.3	16.8	26.1

Total service revenues	15.3	14.1	38.2	48.7

Total revenues — Ascential Software	$30.2	$27.0	$79.0	$96.8

Informix Software

License revenues	$—	$0.1	$—	$149.3

Service revenues:

Maintenance revenues	—	1.3	—	183.8

Consulting and education revenues	—	0.1	—	24.3

Total service revenues	—	1.4	—	208.1

Total revenues — Informix Software	$—	$1.5	$—	$357.4

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)

License revenues	$14.9	$13.0	$40.8	$197.4

Service revenues:

Maintenance revenues	8.5	8.1	21.4	206.4

Consulting and education revenues	6.8	7.4	16.8	50.4

Total service revenues	15.3	15.5	38.2	256.8

Total revenues	$30.2	$28.5	$79.0	$454.2

Ascential Software — Revenues

         License revenues. License revenue for Ascential Software for the three months ended September 30, 2002 increased 16% to $14.9 million from $12.9 million for the same period in 2001. The $2.0 million increase is a result of a $3.7 million increase in license revenue from enterprise integration products offset by a $1.7 million decrease in license revenue from the content management product line, which we stopped selling during second quarter of 2002. The increase in revenue from the enterprise integration products consists of a $2.5 million increase in license revenue from products acquired through the Vality acquisition in the second quarter of 2002, a $0.3 million increase in license revenue from our MetaRecon product, which we acquired on March 31, 2002, and a $0.9 million increase in revenue from our DataStage products. For the three months ended September 30, 2002, one customer was responsible for 11.3% of revenue and no other single customer accounted for more than 10% of revenue.

         License revenue for Ascential Software for the nine months ended September 30, 2002 decreased 15% to $40.8 million from $48.1 million for the same period in 2001. The $7.3 million decrease is comprised of a $7.7 million decrease in revenue from the content management product line, which we stopped selling during June 2002, a $4.1 million decrease in revenue due to a decline in license revenue from our i.Decide product, which was abandoned as a result of the sale of the database business, and a $1.5 million decrease in revenue from our i.Sell product, which was discontinued in the first quarter of 2001. These declines were offset by a $6.0 million increase in revenues from enterprise integration products. The increase in revenues from enterprise integration products consists of a $4.6 million increase in license revenue associated with Vality products, a $2.3 million increase in license revenue from products acquired through the Torrent acquisition, a $0.7 million increase in license revenue from our MetaRecon product and a $1.6 million decline in revenue from our DataStage product line. For the nine months ended September 30, 2002, no customer was responsible for more than 10% of revenues.

         Service revenues. Service revenue for Ascential Software for the three months ended September 30, 2002 increased 9% to $15.3 million from $14.1 million for the same period in 2001. Maintenance revenue increased by $1.7 million to $8.5 million in the three months ended September 30, 2002 from $6.8 million for the same period in 2001. The increase in maintenance revenue is attributable to a $3.1 million increase in maintenance revenue associated with enterprise integration product offerings offset by $0.5 and $0.9 million declines in maintenance revenue associated with the discontinuation of our content management and i.Decide products, respectively. The increase in enterprise integration maintenance revenue includes a $1.9 million increase from DataStage products as a result of the larger installed base of DataStage and $1.2 million increase from products acquired as a result of the Vality acquisition. Revenue derived from consulting and education decreased $0.5 million to $6.8 million in the three months ended September 30, 2002 from $7.3 million for the same period in 2001. This decrease is attributable to a $1.0 million decrease in consulting revenue associated with our content management product offset by a $0.5 million increase in consulting revenue related to data integration product offerings. The increase in enterprise integration consulting revenue includes a $2.1 million contribution from consulting and training related to the licensing of products acquired through the Vality acquisition offset by a decline of $1.6 million from DataStage related consulting and training. The decline in DataStage consulting and training revenues is principally due to three large consulting projects that generated approximately $2.5 million of revenue in the third quarter of 2001 which were completed by the third quarter of 2002 and the revenue associated with these large projects was not completely replaced with other large consulting projects. There was also an increase in indirect product sales whereby the associated services are delivered by third parties.

         Service revenue for Ascential Software for the nine months ended September 30, 2002 decreased 22% to $38.2 million from $48.7 million for the same period in 2001. Maintenance revenue decreased by $1.2 million to $21.4 million in the nine months ended September 30, 2002 from $22.6 million for the same period in 2001. The decrease is a result of our discontinuation of products and the associated decline in their maintenance revenue streams including a $2.1 million decrease in content management maintenance revenue, a $4.5 million decrease in maintenance revenue principally associated with the i.Decide product line and a $1.0 million decrease in i.Sell maintenance revenue. These declines are partially offset by a $6.4 million increase in maintenance revenue from enterprise integration products including a $2.3 million increase from products related to the Vality acquisition, with the remaining increase attributable to the growing installed base of DataStage customers. Revenue derived from consulting and education decreased $9.3 million to $16.8 million in the nine months ended September 30, 2002 from $26.1 million for the same period in 2001. This decrease is attributable to a $3.4 million decrease in consulting revenue associated with content management product , a $1.5 million decrease in consulting and training revenue primarily associated with the discontinuation of our i.Decide product, a $0.4 million decrease associated with the discontinuation of our i.Sell products and a $4.0 million decrease in consulting revenue related to enterprise integration product offerings, which is net of a $2.7 million contribution from consulting and education revenue associated with licensing of products acquired through the Vality acquisition. The decrease in enterprise integration consulting revenue is due to large consulting projects that were in process in the first nine months of 2001 which were completed by the third quarter of 2002 and not completely replaced by new projects, a decline in product license revenue in the first quarter of 2002, which had an impact on follow-on services purchased in the second and third quarters, and an increase in indirect licensing of products whereby the associated services are delivered by third parties.

         Service revenue for the three and nine months ended September 30, 2002 includes $0.2 million and $1.3 million, respectively, of revenue associated with the content management product line. We expect that revenue stream to continue to decline over the next nine months until all the service contracts are fulfilled, barring unforeseen circumstances.

III.	Costs and Expenses — Ascential Software and Informix Software

         The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Ascential Software

Cost of software	$3.7	$3.5	$14.0	$12.1

Cost of services	9.0	11.3	25.6	35.6

Sales and marketing	18.3	21.3	57.2	72.5

Research and development	6.2	7.4	19.3	25.3

General and administrative	6.3	10.7	21.8	19.2

Merger, realignment and other charges	4.8	6.8	11.6	6.8

In-process research and development	—	—	1.2	—

Total costs and expenses	$48.3	$61.0	$150.7	$171.5

Informix Software

Cost of software	$—	$0.8	$0.8	$18.0

Cost of services	—	1.1	—	62.4

Sales and marketing	—	2.0	—	114.9

Research and development	—	0.5	—	54.5

General and administrative	2.5	3.5	9.5	49.6

Merger, realignment and other charges	2.9	21.2	7.8	26.8

Total costs and expenses	$5.4	$29.1	$18.1	$326.2

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)

Cost of software	$3.7	$4.3	$14.8	$30.1

Cost of services	9.0	12.4	25.6	98.0

Sales and marketing	18.3	23.3	57.2	187.4

Research and development	6.2	7.9	19.3	79.8

General and administrative	8.8	14.2	31.3	68.8

Merger, realignment and other charges	7.7	28.0	19.4	33.6

In-process research and development	—	—	1.2	—

Total costs and expenses	$53.7	$90.1	$168.8	$497.7

Ascential Software — Costs and Expenses

         Cost of software. Cost of software consists primarily of: (1) manufacturing personnel costs, (2) third-party royalties, and (3) amortization of capitalized or acquired software development costs and write-offs of previously capitalized software. During the three months ended September 30, 2002, cost of software increased to $3.7 million from $3.5 million in the same period of 2001. Cost of software for the three months ended September 30, 2002 includes $1.7 million of amortization that did not exist in the same period of the prior year. This consists of $0.3 million in amortization expense for our MetaRecon product which was acquired from Metagenix, Inc. on March 31, 2002, $1.0 million in amortization of completed technology acquired in connection with the Torrent and Vality acquisitions that were completed in the fourth quarter of 2001 and the second quarter of 2002, respectively, and $0.4 million in amortization associated with prepaid licenses acquired in connection with the settlement of a dispute with Dovetail in the second quarter of 2002. These increased costs are offset by a $0.9 million decrease in third-party product costs associated with content management product sales which included a higher third-party product component than data integration products and a decrease of $0.6 million in the amortization of capitalized software associated with content management products. We acquired $4.1 million of completed technology through the Torrent acquisition on November 28, 2001, that is being amortized over three years. We have paid approximately $3.7 million through September 30, 2002 to acquire MetaRecon, and expect to amortize this amount over three years beginning April 1, 2002. We acquired $8.2 million of completed technology through the Vality acquisition on April 3, 2002, that is being amortized over three years. As part of the settlement of the dispute with Dovetail on June 28, 2002 we recorded $2.5 million of prepaid licenses that we are amortizing through the end of 2003.

         During the nine months ended September 30, 2002, cost of software increased by $1.9 million to $14.0 million from $12.1 million during the same period of 2001. The increase was caused by a $4.5 million impairment charge for capitalized software costs related to the discontinuation of the content management product line, a $3.0 million increase in amortization of purchased technology, including $2.4 million related to the acquisition of Torrent and Vality and $0.6 million related to the acquisition of MetaRecon technology. The increase was also caused by a $0.7 million impairment charge related to the discontinuation of our Axielle product and $0.7 million related to the amortization of prepaid licenses acquired in connection with the settlement of a dispute with Dovetail in the second quarter of 2002. This increase was partially offset by a decrease of $4.8 million of royalty costs related to a decline in sales of content management and i.Sell product offerings that were sold with a much higher third party royalty costs than data integration products. Once these products were discontinued we were no longer required to pay the related royalties. There was also a decrease of $1.6 million in the amortization of capitalized software associated with content management products and a decrease of $0.6 million in the second quarter of 2002 related to a change in estimate on the settlement of a royalty dispute.

Cost of services. Cost of services consists of maintenance, consulting and training personnel expenses. Cost of services for the three months ended September 30, 2002 decreased 20% to $9.0 million from $11.3 million for the same period in 2001. Cost of services for the nine months ended September 30, 2002 decreased 28% to $25.6 million from $35.6 million for the same period in 2001. The decrease in cost of services for both time periods is primarily a result of a 21% reduction in services headcount between September 30, 2001 and September 30, 2002. Although we added approximately 35 services employees through the acquisitions of Torrent and Vality, these increases were offset by reductions to our total services headcount compared to September 30, 2001. The following table depicts the trend in service margins for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Ascential Software

Total service margin	41%	20%	33%	27%

Maintenance margin	73%	72%	69%	75%

Consulting & education margin	1%	(29%)	(13%)	(15%)

         The total services margin has increased to 41% for the third quarter of 2002 from 20% during the same period of 2001. This is a result of a slight margin improvement on our enterprise integration maintenance revenue, but primarily due to improved consultant utilization and cost control efforts within our consulting and education business that resulted in a positive margin. The total service margin has improved to 33% in the nine months ended September 30, 2002 from 27% in the same period in 2001.

This improvement is primarily due to the concentration of margin dollars in the higher margin maintenance business for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, caused by an increase in the proportion of maintenance revenue to services revenue for the same periods. For the nine months ended September 30, 2002, the maintenance business represented 56% of total service revenue and generated a margin of 69% while, for the nine months ended September 30, 2001, the maintenance business represented 46% of total service revenue and generated a margin of 75%. The improvement in the year to date consulting and education margins is not as significant as the improvement in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as a decrease in these revenue categories occurred during first quarter of 2002 at a greater rate than associated headcount reductions. The decrease in maintenance margin to 69% for the nine months ended September 30, 2002 compared to 75% for the nine months ended September 30, 2001 was caused by the $1.2 million decrease in maintenance revenues described above in “Ascential Software — Revenues” and a $1.0 million increase in ongoing maintenance costs. The consulting and education margins continue to be negatively impacted by the fixed nature of headcount costs and by the utilization of consultants on non-revenue generating projects and activities focused on procuring new business.

         Cost of services for the three and nine months ended September 30, 2002 include $0.7 million and $3.4 million, respectively, of costs associated with the content management business. We expect that, barring unforeseen circumstances, these costs will continue to decline over the next nine months until all the consulting, service and support contracts associated with that product line are fulfilled.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the three months ended September 30, 2002 decreased 14% to $18.3 million from $21.3 million for the same period in 2001. Sales and marketing expense for the nine months ended September 30, 2002 decreased 21% to $57.2 million from $72.5 million for the same period in 2001. This decrease is primarily due to a 23% reduction in sales and marketing headcount between September 30, 2001 and September 30, 2002 as well as a reduction in marketing program expenditures. Approximately 58 sales and marketing employees were added through the acquisitions of Torrent and Vality, however these increases were more than offset by reductions to the total sales and marketing headcount. Sales and marketing expense for the nine months ended September 30, 2002 include $0.8 million of costs associated with the content management business, which we do not expect to recur beyond the third quarter of 2002, barring unforeseen circumstances.

         Research and development expenses. Research and development expenses consist primarily of salaries, third party project consulting and related overhead costs for product development. Research and development expenses for the three months ended September 30, 2002 decreased 16% to $6.2 million from $7.4 million for the same three months in 2001. Research and development expense for the nine months ended September 30, 2002 decreased 24% to $19.3 million from $25.3 million for the same nine months in 2001. This decline is due primarily to a reduction of $1.4 million and $4.1 million in amortization of purchased intangibles in the three and nine months ended September 30, 2002 as compared to the same periods of 2001. This reduction was a result of the implementation of SFAS 142 effective January 1, 2002. Additionally, total engineering headcount was reduced by 5% between September 30, 2001 and September 30, 2002. This headcount reduction is net of the addition of approximately 59 engineering employees in connection with the acquisitions of Torrent and Vality. Excluding reductions in headcount related to the content management product line, headcount in our enterprise integration engineering group increased by more than 20%. These cost reductions are offset by increased net expense resulting from a reduction in the amount of internal software capitalized. We capitalized $0.4 million and $1.7 million less in the three and nine months ended September 30, 2002, respectively, as compared to the same periods in the prior year as a result of reduced headcount costs and the timing and status of engineering projects during 2002 as compared to 2001.

         Research and development expense for the three and nine months ended September 30, 2002 includes $0.2 million and $3.1 million, respectively, of costs associated with the content management business, which, barring unforeseen circumstances, we expect to be eliminated by the first quarter of 2003.

         General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the three months ended September 30, 2002, general and administrative expenses decreased $4.4 million to $6.3 million from $10.7 million for the same three months in 2001. This decrease is primarily attributable to a $4.0 million decline in bad debt expense and a $0.7 million decline in costs associated with the settlement of a sales tax audit during the third quarter of 2001. The declines were partially offset by increases in personnel and infrastructure costs to create an independent infrastructure in our recently relocated headquarters in order to function independently from the Informix Software business, as well as an increase in legal costs primarily related to increased litigation. The impact of these increases are more significant in the comparison of nine-month periods and is discussed in more detail below.

         During the nine months ended September 30, 2002, general and administrative expenses increased $2.6 million to $21.8 million from $19.2 million for the same nine months in 2001. The increase in general and administrative expenses experienced during the nine month period is attributable to several factors. The first three quarters of 2002 include personnel and information technology infrastructure costs for a fully staffed and independent general and administrative function. In contrast, general and administrative expenses for the first three quarters of 2001 were ratably distributed over the Ascential Software business and the Informix Software business. In order to function independently, we were required to appropriately staff these functions and our corporate expenditures for audit and tax advisory fees, insurance costs, and similar requirements also increased. In addition, the nine months ended September 30, 2002 includes an increase of $2.0 million in certain primarily litigation-related legal costs compared to the same period of the previous year. The increased costs in the nine months ended September 30, 2002 are offset by a decline of $3.8 million in bad debt expense.

         General and administrative expense for the three and nine months ended September 30, 2002 include $0.4 million and $1.9 million, respectively, of costs associated with the content management business, principally bad debt expense. We do not expect these costs will recur after the third quarter of 2002, barring unforeseen circumstances.

         Merger, realignment and other charges. During the three months ended September 30, 2002, we recorded $4.8 million of restructuring costs. The $4.8 million charge includes $4.3 million to realign our infrastructure with demand for our products and $0.5 million related to the termination of our content management product line. This $4.8 million charge consists of $4.5 million to terminate 111 employees and $0.3 million of other exit costs.

         In addition to the restructuring costs in the three months ended September 30, 2002, we also recorded a total of $6.8 million of restructuring costs in the first and second quarters of 2002. The charges incurred in the second quarter of 2002 included $2.8 million of costs associated with the termination of the content management product line including, $1.4 million of severance costs to terminate 52 employees, $0.8 million in impairment charges for computer equipment, $0.4 million of professional fees incurred in an attempt to sell the product line and $0.2 million of other exit costs. There was also $4.1 million in restructuring costs recorded primarily related to the integration of Vality with our existing operations consisting of $4.0 million of severance and related costs associated with the termination of 91 Ascential Software employees and $0.1 million in other exit costs. These charges were offset by a $0.4 million reversal of previously recorded severance reserves. Lastly, there was a $0.3 million charge for severance and office closure costs in the first quarter of 2002 in connection with the closure of a European office.

         Barring unforeseen circumstances, we expect that the realignment activities undertaken during the third quarter of 2002 will reduce operating expenses by approximately $11.4 million on an annualized basis when completed. This expected savings is comprised of $7.3 million in selling and marketing expenses, $2.2 million in costs of services, $1.0 million in research and development expenses and $0.9 million in general and administrative expenses. We estimate that substantially all of the $11.4 million will be cash savings. We may record future “Merger, realignment, and other charges” as we continue to assess the size of our infrastructure. We have also introduced certain cost cutting initiatives that should result in future savings.

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

         At the acquisition date, Vality’s in-process projects were WAVE, IRT and AUTO. The WAVE project seeks to produce a technical design that will allow the existing WAVES product, which provides capabilities for automated standardization of specified data, to function on a new operating platform. The WAVE project was initiated in June 2001 and completed by the end of July 2002. At the acquisition date, IPRD was approximately 9% complete, based on costs expended to date and estimated costs to complete the product. We incurred $0.3 million of costs to complete this project, which was consistent with management’s estimate as of the acquisition date.

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

         The AUTO project is intended to provide a learning engine that can generate new pattern action language rule sets with the use of advanced mathematical techniques. The AUTO project was initiated in April 2001 and at the date of the acquisition management estimated that the completion of the project would be accomplished by the end of November 2002. At the acquisition date, management had estimated that IPRD was approximately 25% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another $0.2 million of development costs in this product. Due to turnover of research and development personnel, management now estimates, barring unforeseen circumstances, that this project will be completed by the end of the third quarter of 2003 and we expect to invest another $0.5 million into development in order to do so.

         As of the Vality acquisition date, WAVE, IRT or AUTO technologies had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

         The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was 40 — 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology.

Informix Software — Costs and Expenses

         General and administrative expenses. During the three months ended September 30, 2002, we incurred $2.5 million of costs associated with the termination of the database business that was sold to IBM in the IBM Transaction. These costs were comprised of $0.6 million for legal defense and settlement costs related to the settlement of disputes associated with the historical database operations, $0.8 million for information technology costs resulting from the separation of the businesses, $0.5 million for depreciation on exited facilities and $0.6 million of administrative costs related to the maintenance and closure of idle entities. Barring unforeseen circumstances, these transitional costs are expected to decline during the three months ended December 31, 2002, and to be relatively insignificant during the year ended December 31, 2003.

         In addition to the costs incurred in the three months ended September 30, 2002, the results of Informix Software for the nine months ended September 30, 2002 included $7.8 million of costs associated with the wind down of the database business recorded in the first and second quarters of 2002. These costs included $3.5 million accrued for the settlement of disputes related to the historical database operations, as well as $7.1 million of costs related to closing the operations of the general and administrative groups formerly located in our prior corporate headquarters that has been relocated to Westboro, Massachusetts, and retention bonuses paid to individuals who were part of the corporate general and administrative groups that did not remain with us. The transitional costs in the first half of 2002 were offset by the reversal of a $2.8 million accrual for litigation that was not required due to a favorable resolution of the EXPO matter in Germany during the three months ended June 30, 2002.

         Merger, realignment and other charges. During the three months ended September 30, 2002, we recorded $2.9 million of merger, realignment and other costs associated with the termination of the database business comprised of $2.7 million to write off abandoned fixed assets primarily at vacated facilities, $0.7 million in adjustments to facility closure reserves to reflect the current estimates of remaining obligations on vacated facilities and negotiated exit costs partially offset by the reversal of a reserve of $0.5 million for a deposit on a leased facility that was refunded in full. Barring unforeseen circumstances, we expect that the actions undertaken during the three months ended September 30, 2002 will reduce operating expenses by approximately $1.9 million on an annualized basis. This expected savings is comprised of $0.7 million in selling and marketing expenses, $0.5 million in research and development expenses, $0.4 million in cost of services and $0.3 million in general and administrative expenses. We estimate that substantially all of the $1.9 million will be non-cash savings. We may record future “Merger, realignment, and other charges” related to changes in assumptions used to calculate facilities exit costs, as well as other events and circumstances not within our control.

         In addition to the merger, realignment and other costs recorded during the three months ended September 30, 2002, we recorded $4.9 million of merger, realignment and other costs during the first half of 2002. This amount is comprised of $3.4 million in adjustments to facility reserves to reflect the current estimates of remaining obligations on vacated facilities, net of estimated sublease income, $1.6 million of severance costs, $0.2 million of other exit costs and a $0.3 million reversal of reserves previously recorded for costs associated with exiting facilities due to revised assumptions used in exit cost calculations.

         During the nine months ended September 30, 2001, we recorded realignment charges of $26.8 million net of reversing adjustments in the amount of $2.0 million to revise estimates for termination compensation and related benefits and $0.7 million to revise estimates for lease obligations on redundant facilities. The net recorded realignment charges primarily consisted of a $3.5 million charge for severance and employee related costs, a $22.9 million charge for facility and equipment costs, including $21.2 million associated with facilities exited in connection with the IBM Transaction, and $0.4 million of ongoing professional fees related to the realignment. The amount of $21.2 million associated with the IBM Transaction had previously been recorded as a reduction to the gain on the sale of the database business and was reclassified to merger, realignment and other costs in the fourth quarter of 2001.

IV.	Other Income (Expense) — Ascential Software Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions)		(in millions)
Interest income	$4.1	$11.1	$15.6	$15.9

Interest expense	—	—	(0.1)	(0.1)

Gain on (costs incurred in connection with) sale of database business	(1.4)	871.3	6.2	865.7

Impairment of long-term investments	—	(0.9)	—	(10.2)

Other income, net	(0.9)	(3.4)	0.1	(2.1)

         Interest income. Interest income for the three months ended September 30, 2002 decreased $7.0 million from the same period of the previous year. This decrease was a result of a decrease in the average interest bearing cash and investments by nearly 50% as the IBM Transaction occurred at the beginning of the third quarter of 2001 and substantially all of the associated proceeds were received at that time. Additionally, the average rate of return earned on investments in the third quarter of 2002 has declined significantly relative to 2001 due principally to the general economic environment.

         Interest income for the nine months ended September 30, 2002 is $0.3 million less than the same period in 2001. This is a result of an approximate 40% decline in average rates of return on cash and investment balances that are 56% higher, on average, for the nine months ended September 30, 2002 compared with the same period in 2001.

         Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during the nine months ended September 30, 2001. This amount differs from the gain disclosed in the third quarter of 2001 as a result of the reclassification of $21.2 million of costs on exited facilities to merger, realignment and other costs. During the three months ended March 31, 2002, the final audit of the working capital transferred to IBM was completed and we received the final working capital settlement from IBM. This resulted in an increase to the gain of

$7.3 million. We also recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. In the third quarter of 2002, we recorded a reduction to the gain of $1.4 million, including $0.9 million for administrative and professional fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and a $0.5 million adjustment to the segmentation of accounts receivable transferred to IBM as part of the sale of the database business. The net amount of $6.2 million is included as a component of other income (expense) in the income statement for the nine months ended September 30, 2002.

         Impairment of long-term investments. We recorded impairment losses of our strategic investments of $10.2 million during the nine months ended September 30, 2001. Impairment losses are recognized on these strategic investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment charge relates to both publicly traded and non-marketable investments.

         Other income, net. Other income (expense), net for the three months ended September 30, 2002 was an expense of $0.9 million resulting principally from foreign exchange losses related to revaluation of foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the U.S. Dollar, primarily Argentina, Mexico and Brazil.

         The other income (expense), net for the nine months ended September 30, 2002 also includes $3.0 million of income related to the proceeds received in connection with the favorable outcome of litigation during the second quarter of 2002 and $2.9 million of foreign exchange losses recognized during the first and second quarters of 2002 related to the revaluation of forward foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the U.S. Dollar, primarily Argentina, Mexico and Brazil.

V.	Income Taxes — Ascential Software Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) before income taxes	$(21.7)	$816.5	$(68.0)	$825.7

Income tax expense (benefit)	(5.4)	165.1	(14.6)	169.5

Effective tax rate	(24.9)%	20.2%	(21.5)%	20.5%

         The income tax benefit for the three and nine months ended September 30, 2002 is lower than the statutory rate of approximately 40% due to the impact of the U.S. alternative minimum tax on the carry-back of U.S. net operating losses and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

Liquidity and Capital Resources

         Our cash and cash equivalents (“Cash”), and short-term investments totaled $520.6 million at September 30, 2002 and consisted of $278.3 million in Cash and $242.3 million of short-term investments. At December 31, 2002, Cash and short-term investments totaled $758.6 million and consisted of $489.3 million in Cash and $269.3 million of short-term investments. The $238.0 million decrease in Cash and short-term investments for the nine months ended September 30, 2002 was primarily due to net cash payments of $100.1 million, reflected in cash used in investing activities, related to business combinations consisting of $93.8 million to acquire Vality and $6.3 million of payments to acquire Torrent that were previously accrued. Cash used in operations of $97.7 million is primarily the result of funding our $53.4 million net loss during the period and $36.0 million of payments for merger, realignment and other costs and IBM Transaction costs. During the nine months ended September 30, 2002, we also paid $16.3 million in connection with the resolution of several disputes, including outstanding matters related to our Informix Software business. The $42.9 million of Cash used in financing activities is primarily attributable to our repurchase of 16.3 million shares of our common stock for $45.8 million.

         We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the nine months ended September 30, 2002, capital expenditures totaled $3.1 million.

         As of September 30, 2002, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next 12 months. We also believe that we will have sufficient resources to continue to fund repurchases of common stock under the announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction and restructuring initiatives. From October 1, 2002 through November 13, 2002, we repurchased an additional 2.4 million shares of common stock for an aggregate of $5.8 million in cash as part of our previously announced share repurchase program.

Recent Accounting Pronouncements

         See Note D to the Notes to Unaudited Condensed Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

If we do not make effective use of the proceeds of the sale of the database business operations, our financial results could suffer and the value of our common stock could decline.

         Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds of the sale of our database business operations to IBM. At September 30, 2002, as a result of the IBM Transaction and our continuing operations, we held approximately $520.6 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will increase stockholder value.

If we are unable to increase revenue from, and expand the market share of, our core data integration product, our financial results will be materially adversely affected.

         If we do not increase sales of DataStage and our other products, our financial results will be materially adversely affected. In addition to the loss of revenue resulting from our sale of the database business, we are in the process of discontinuing our content management product line. We derived less than 1% of our total revenue from our content management product line during the third quarter of 2002. As a result, our revenue is derived almost entirely from our core data integration products: DataStage, INTEGRITY, and MetaRecon. In order to increase revenues and grow our business, we must be able to increase sales of these products and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our data integration product offerings and related services and that new customers will choose our solutions over our competitors’ product offerings.

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

         Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio, and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2002, we believe the fair value of the portfolio would decline by approximately $0.7 million, barring unforeseen circumstances. We have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

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

         The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates, and gain (loss). Gain (loss) represents the difference in value of the contracts at the spot rate at September 30, 2002 and the forward rate. All contracts mature within three months of the contact date.

Forward Contracts

		Weighted-
	Contract	Average
At September 30, 2002	Amount	Contract Rate	Gain (loss)

	(In thousands)		(In thousands)
Foreign currency to be sold under contract:

Australian Dollar	$7,060	.054	$(14)

Taiwan Dollar	5,225	34.89	(25)

Euro	7,031	0.98	(94)

Korean Won	2,869	1,239.00	(18)

Thailand Bhat	3,156	43.44	(32)

Swiss Franc	3,018	1.47	(50)

South African Rand	2,522	10.87	(25)

Singapore Dollar	2,225	1.78	(11)

Brazilian Real	2,000	4.87	383

Norwegian Krona	1,518	7.53	(19)

Japanese Yen	1,020	120.89	(8)

New Zealand Dollar	914	.46	1

Other (individually less than $1 million)	836	*	10

Total	$39,394		$98

Foreign currency to be purchased under contract:

British Pound	$20,970	1.56	$193

Other (individually less than $1 million)	408	*	3

Total	$21,378		$196

Grand Total	$18,016		$294

*	Multiple currencies

Item 4. Controls and Procedures.

a)	Evaluation of disclosure controls and procedures. Based on their evaluation of Ascential Software Corporation’s (“the Company’s”) disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

         PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         See Note L in Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated:	November 14, 2002	By:	/s/ Robert C. McBride

Robert C. McBride

Vice President and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer); Duly Authorized Officer

CERTIFICATIONS

I, Peter Gyenes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascential Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter Gyenes

Dated:	November 14, 2002	Peter Gyenes

Chief Executive Officer

I, Robert C. McBride, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascential Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert C. McBride

Dated:	November 14, 2002	Robert C. McBride

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.