Form 10-K
period 2002-12-31
ASCENTIAL SOFTWARE CORP
filed 2003-03-27
CIK 799089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Registrant’s telephone number, including area code)

508-366-3888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 based on the closing sales price of the Company’s common stock, as reported on The NASDAQ Stock Market, was $691.9 million. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose.

     As of February 28, 2003, the registrant had 231,522,363 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended December 31, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

ASCENTIAL SOFTWARE CORPORATION

ANNUAL REPORT ON FORM 10-K

Ascential, DataStage, INTEGRITY and MetaRecon are trademarks of Ascential Software Corporation or its affiliates and may be registered in the United States or other jurisdictions. Other marks are the property of the owners of those marks.

PART I

      This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and elsewhere in, or incorporated by reference into, this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about us, is contained in other documents and periodic reports that we file from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management’s opinions only and only as of the date of this report and we disclaim any obligation to update or revise these statements.

Item 1.     Business

Business Overview

      Overview. Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that our Enterprise Integration Suite, built upon a highly scalable platform, is the industry’s only solution that addresses the full data integration life cycle, and turns data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better-informed business decisions and drive their strategic application initiatives.

      We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business assets, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note 14 to the Notes to Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. During 2002, after the sale of the assets related to our database business, our sole operating segment has been our Ascential Software business.

      Our revenues for 2002, 2001 and 2000 attributable to all operations were $113.0 million, $481.3 million and $929.3 million, respectively. Net loss in 2002 was $63.6 million, net profit in 2001 was $624.9 million and net loss in 2000 was $98.5 million. Total assets were $910.7 million, $1,079.7 million and $655.9 million, respectively, in 2002, 2001 and 2000. Revenues and profit or loss in 2001 and 2000 include amounts attributable to the Informix Software assets that were sold to IBM in July 2001.

      Industry Background. Data integration is the means by which organizations understand the data scattered throughout or external to their organization, access it and deliver it, adapted for its intended use, to enterprise applications and data warehouses. Historically, many organizations accomplished this through internal hand-coded programs that would extract data from one or more sources and deliver it to a target system. By the mid-1990s companies such as Ascential began developing packaged applications that would efficiently accomplish this basic ETL function. By accessing data from various disparate sources and delivering it to the applications that require it, business users can leverage those applications to make mission-critical decisions.

      Data integration has evolved from earlier ETL functionality to today encompass additional functionality, such as expanded connectivity, data profiling, data quality, bi-directional metadata (data about data) management and highly scalable parallel processing technology. Key factors and trends driving demand for packaged data integration solutions include:

•	Substantial investments in enterprise applications are failing to realize expected return on investment due to inadequately addressed data issues.

•	Data volume and data complexity are both expanding at a rapid pace, straining the ability of in-house coding to keep up.

•	“Real time” functionality is becoming a much more prevalent requirement, which in-house coding may be ill-equipped to address.

•	Many in-house programming organizations do not have adequate time or resources to devote to the creation of additional functionality such as data profiling, data quality, bi-directional metadata management and highly scalable parallel processing technology.

      Solution. Our products for automated data profiling, data quality management and cleansing, and data transformation address the needs of organizations that have invested in enterprise applications such as customer relationship management (“CRM”), enterprise resource planning (“ERP”), supply chain management (“SCM”), analytic applications, or data stores such as data warehouses and data marts.

      We have combined the functionality of all of our core integration services onto a single enterprise integration platform that provides end-to-end metadata management. Our integration platform provides definition and history of the data used to drive strategic enterprise applications. It also provides connectivity between virtually any standard data source and target application, and virtually unlimited scalability of operations through parallel processing. This complete offering is called our Enterprise Integration Suite.

      We also offer a full range of consulting, educational and support services to assist our clients through all phases of a project. Based on proven methodologies, these services represent years of accumulated capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

      We support more than 2,200 customers in such industries as insurance, financial services, healthcare/life sciences, manufacturing, consumer goods, retail, telecommunications and government, in all major markets around the world. One of our reseller partners, IBM, accounted for more than 10% of our revenues in 2002. Termination of our relationship with IBM, if it were to occur, could have a material impact on our financial results if the related revenue is not replaced.

      Products. Our products are designed to operate as part of our Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data transformation to obtain data from a source, format it as required for its intended purpose, and deliver it to a specified target system. Our products are supported by a comprehensive platform of integration services that delivers end-to-end metadata management, connectivity between virtually any standard data source and application, and virtually unlimited scalability by virtue of massively parallel processing technology. This combination of integration products built on a platform of integration services forms our Enterprise Integration Suite.

      Our Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. We believe our customers benefit from the ability to deploy the complete Enterprise Integration Suite to address the entire enterprise integration life cycle, or use individual integration products and add other components as needed. This approach allows customers to achieve complete integration through purchase of the entire Enterprise Integration Suite, or to realize targeted benefits through purchase of one or more components of the Enterprise Integration Suite, with the ability to later add the other components to create a single, integrated solution.

MetaRecon Source System Discovery

      Our MetaRecon product, acquired from Metagenix, Inc. (“Metagenix”) on March 31, 2002, is one of the core data profiling products in our Enterprise Integration Suite. MetaRecon facilitates understanding of data sources by profiling source data, analyzing column values and structures, and providing target database recommendations, such as primary keys, foreign keys, and table normalizations. Based on this information,

MetaRecon builds a model of the data to facilitate source-to-target mapping and automatically generates integration jobs.

INTEGRITY Data Preparation and Cleansing

      Our INTEGRITY product, acquired through the acquisition of Vality Technology Incorporated (“Vality”) on April 3, 2002, is the core data quality component of our Enterprise Integration Suite. INTEGRITY is designed to ensure that strategic systems deliver accurate, complete information to business users seeking a single view of customers, suppliers, and products from across their enterprise. Through a user-friendly graphical interface, INTEGRITY provides quality control mechanisms over structured data elements — international names and addresses, phone numbers, birth dates, part numbers and descriptions, suppliers, email addresses and other data — and seeks to determine relationships among them. Based on rigorous statistical principles, INTEGRITY’s matching capabilities are designed to detect duplications (despite anomalous, inconsistent, and missing data values) and reconcile or discard records as appropriate.

DataStage Data Transformation and Integration

      DataStage, our data transformation and integration solution, is designed to integrate enterprise information across various sources and targets within specified timeframes. DataStage features a powerful architecture designed to give developers increased speed and flexibility in building, deploying and managing their data integration infrastructure. With features such as a graphical user interface driven “work as you think” design metaphor, a library of over 300 pre-built transformations, support for job reuse, versioning and sharing, and event-based job scheduling, DataStage is designed to enable companies to minimize internal resources allocated to development of integration jobs. Additionally, DataStage incorporates Packaged Application Connectivity Kits (“PACKs”) for many popular enterprise applications, including SAP, Siebel, Oracle and PeopleSoft.

Enterprise Integration Platform

      Our enterprise integration platform is the foundation of our Enterprise Integration Suite. The enterprise integration platform supports our products with core services and capabilities for extensive scalability by virtue of technology gained through our November 2001 acquisition of Torrent Systems Inc. (“Torrent”). Users can design MetaRecon, INTEGRITY and DataStage solutions for simplistic single CPU deployment, and then our patented parallel processing technology will automatically reconfigure the solution to take advantage of complex symmetric multiprocessing or massively parallel processing CPU configurations to significantly increase throughput. This may preserve the longevity of IT investments and minimize the need for skilled personnel to modify jobs in response to increasing volumes or hardware upgrades. Additionally, the integration platform incorporates enterprise metadata management providing cross-tool impact analysis and data lineage reporting. The metadata visibility may increase user understanding and confidence in integrated data while enabling reuse and faster redeployment of preexisting integration jobs.

      Services. We believe that a highly skilled customer service organization is a key factor in our success in the enterprise integration software market. While services are not necessary to benefit from our software products, our professional services consultants offer customers the ability to implement their integration projects faster and can often structure implementation to optimize user-defined objectives. In addition to professional service consulting fees, services revenues consist primarily of software maintenance and support fees and customer training fees.

      We maintain both field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to customers and partners. Services include post-sales technical support, consulting, and product education. Consultants and educators provide services to customers to assist in their use of our products and their design and development of applications that utilize our products.

•	Customer Care

      We also provide customer service via telephone, e-mail exchange and web site access. All of our maintenance customers have access to customer service resources, delivered by service professionals focused on resolution of customer issues.

•	Consulting Services

      We offer a variety of consulting services to our customers directly and through third-party systems integrators. Consulting services include implementation assistance, project planning and deployment, and software customization. Our advanced consulting group is focused on helping customers implement new technologies and product releases. We complement our professional service offerings by working with leading international and regional third-party consulting and systems integration firms to provide customers with a full range of service options.

•	Customer Education and Training

      We offer comprehensive education and training courses that provide a full selection of classroom, computer-based certification, and custom education offerings intended to assist customers and partners to optimally deploy and use our products. Training is also available to value-added resellers, systems integrators and embedded resellers.

      Strategy. Our business objective is to become the leading provider of enterprise integration software solutions to the Global 2000 and governmental entities. Key elements of the strategy to achieve this business objective are as follows:

•	We have engaged in a deliberate expansion of our original ETL product offering through internal development and through external acquisitions to encompass broader connectivity, data profiling, data quality, rich metadata management and parallel processing technology. Today we have a complete end-to-end data integration offering, which we believe is unique in the industry and provides us meaningful competitive differentiation.

•	We have expanded relationships with key strategic partners such as IBM, SAP, business intelligence vendors and systems integrators to broaden our market reach. By the end of 2002, the proportion of our license revenue from, or strongly influenced by, partners was approximately 50%. Barring unforeseen circumstances, we expect partners to account for a comparable, or greater, proportion of license revenue in the future.

•	Our marketing and sales organization is increasing our visibility and brand awareness through a number of initiatives, including establishing a Customer Advisory Board, scheduling our first global user group meeting, conducting public relations activities, participating in major industry and partner events, actively maintaining industry analyst relations, conducting web-based seminars and direct email campaigns, communicating through our web site and continual direct sales and account management contact with customers and prospects.

•	We have dedicated substantial financial resources to broadening and deepening our enterprise data integration platform, and our plan is to utilize our resources in the future to continue building out a platform that can deliver the combined features of enterprise data, applications and business process integration.

Sales and Marketing

      We distribute products through four main channels: direct sales end-user licensing, value-added resellers, systems integrators and embedded resellers. We also regularly receive customer referrals from enterprise applications and business intelligence vendors whose customers can benefit from the data integration functionality of our products. We use a multiple channel distribution strategy to maintain broad market coverage and competitiveness. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict and are focused on maximizing our market reach and meeting evolving customer purchasing requirements. The principal geographic markets for our products are North America, Europe and the Asia/ Pacific region. Our revenues for 2002, 2001 and 2000 attributable to operations within the United States were $61.9 million, $248.5 million and $456.8 million, or 55%, 52% and 49% of total revenues, respectively, while revenues attributable to international operations during the same periods were $51.1 million, $232.8 million and $472.5 million, or 45%, 48% and 51% of total revenues, respectively. Revenues in 2001 and 2000 include amounts attributable to Informix Software, which was sold to IBM in July 2001. See Note 9 of Notes to Consolidated Financial Statements attached to this report for summary information regarding revenues derived from our geographic operating segments. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” regarding risks related to our foreign operations.

      Historically, our sales patterns have demonstrated seasonality over the course of the year. Typically the first quarter is weaker because many customers have just completed their fourth quarter and used their budget allocations for the prior year. The second quarter generally shows increases in spending over the first quarter. The third quarter tends to be weaker than the second quarter due to extensive vacation and holiday schedules, primarily in Europe, which slows software spending decision cycles. The fourth quarter has historically been the strongest revenue quarter of the year, as customers complete their capital spending for the year. Although these patterns have been prevalent in the past, there is no guarantee that these trends will continue, or that they will persist despite factors that affect the economy or IT investment by companies domestically and abroad. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”.

      In support of our sales efforts, we conduct comprehensive marketing programs, which include telemarketing, direct mail and e-mail campaigns, public relations activities, seminars, tradeshows and ongoing customer communications programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal or request for information from a prospective customer, followed by a qualification of the lead, analysis of the customer’s needs, response to the request for proposal or request for information (if solicited by the customer), one or more presentations to the customer, proof of concept if required, customer internal approval activities, contract negotiation and shipment to the customer. While the sales cycle from customer to customer can vary considerably, the sales cycle has in recent years ranged from approximately three to twelve months.

      Our sales and marketing strategy is based on building and maintaining our position as category and thought leader with our customers and key industry influencers and forging strong relationships with organizations that can positively influence the sale of our products. Our customers and prospective customers often rely on third-party systems integrators or other technology partners, such as analytic, database, enterprise software and hardware vendors to structure, develop, deploy and manage an overall solution that may include our products. We have conducted several joint marketing and sales programs with partners in each of these categories and continue to invest in market development activities that include market education, seminars, direct mail campaigns and conference and exhibition participation.

Long-lived assets

      We have recorded long-lived assets, such as property and equipment, software costs, goodwill, intangible assets and the receivable from the sale of the database business. The total value of these long-lived assets was $205.5 million, $220.7 million and $186.2 million, respectively, at December 31, 2002, 2001 and 2000. In the United States, the value of these long-lived assets was $202.7 million, $212.8 million and $165.7 million at December 31, 2002, 2001 and 2000, respectively. The value of these long-lived assets attributable to international operations was $2.7 million, $8.0 million and $20.5 million at December 31, 2002, 2001 and 2000, respectively. The December 31, 2000 value for these assets includes value attributable to the Informix database business that year.

Licensing

•	End-User Licensing

      We license software to organizations worldwide through a direct sales force. Our infrastructure solutions are sold principally to Global 2000 and government agencies and organizations seeking to convert their volumes of unrefined data into reliable and reusable information assets. Our observation has been that certain organizations have begun to standardize their information solutions enterprise-wide and are entering into more global enterprise agreements. This can result in volume-based discounts for those organizations that deploy our products on a large scale.

•	Value-Added Reseller, Systems Integrators and Embedded Reseller Licensing

      We license products to value-added resellers, such as IBM, who in turn distribute our products as part of their total solutions. A typical reseller sells our products to handle the integration of data into or from their applications (such as a data management solution or an analytic application for risk management). We also work with many business intelligence and applications vendors whose customers demand the capabilities of our product. These vendors usually do not resell our products to their customers directly, but rather refer these customers to us.

      We provide specialized programs to support our reseller distribution channel. Under these programs, we have provided a combination of marketing development services, consulting and technical marketing support and discounts.

      Systems integrators typically do not sell our software. In most cases they include us in a project in which one or more elements of our integration suite is required in order to fulfill their clients’ needs.

      We also conduct business through embedded resellers who sell our technology as components of their offerings, but the amount of revenue from this source is not currently significant.

•	Maintenance and Support

      We offer our customers a variety of options with respect to software maintenance and upgrade support. Enhanced enterprise support offerings are also available for customers seeking additional services and support. We currently offer four progressive levels of maintenance offerings ranging from web-based e.Support to Premier (8:00–5:00 local) to Premier Anytime (24 X 7) to Enterprise Support, which incorporates service level agreements. We also provide an e.Learning facility that is a key component of our Premier, Premier Anytime and Enterprise Support offerings.

Competition

      The enterprise integration software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Our competitors in the market include in-house hand coded solutions, vendors that develop and market certain aspects of the data integration requirement and certain business intelligence vendors who have embedded limited data transformation and loading capabilities into their offerings. Principal competitors relative to our DataStage offering include ETI, Hummingbird, Informatica and Sagent as well as enterprise software vendors who have embedded ETL capabilities. Competitors for MetaRecon, our data profiling offering, include Avellino and Evoke. Competitors for INTEGRITY, our data quality offering, include Firstlogic, Innovative Systems, Group One and Trillium. We believe that there is no single competitor that competes across the full range of our enterprise integration platform at present. We believe that we are a strong competitor in the market with each of our data integration component products, and the industry leader in providing end-to-end data integration.

      Competitors in the enterprise integration market compete primarily on the basis of product performance and capabilities but also technical product support, services and price. We believe that the following factors influence our competitive position in the market:

•	Breadth and completeness of each product to meet or exceed the functional requirements of its specific market.

•	The ability of products to interoperate synergistically together, providing an end-to-end solution for data integration tasks, accelerating time to market while reducing overall implementation costs.

•	The ability of each product to maximize investments in hardware and software, to achieve operational efficiencies, and scale with increasing and extremely large data volumes.

•	Reliability and serviceability of products.

•	Total cost of ownership.

•	The desire of customers to reduce the number of vendors with whom they do business.

•	Availability of a comprehensive services offering.

•	Vendor viability and commitment to the enterprise integration market.

•	The ability to develop, introduce and support innovative products and the market’s acceptance of such technical innovations.

Product Development

      Major product releases resulting from research and development projects in 2002 included the following:

•	Enterprise Integration Suite 6.0 combines our three core data integration products into a complete solution powered by our integration platform capable of scaling to process virtually unlimited data loads. The core capabilities of our integration platform include a sophisticated parallel processing engine enabling virtually unlimited scalability, enterprise meta data management, and PACKs for many of today’s most popular enterprise applications. The following product sets are included in the suite:

•	DataStage, DataStage XE, and DataStage 390, which are our products that provide the complex transformation functionality required for addressing both ETL and enterprise data integration market requirements. These products were significantly enhanced as part of the version 6.0 release, including: massive scalability through parallel processing, enhanced ease of use and improved user productivity, expanded connectivity and improved transformation functionality.

•	INTEGRITY Version 6.0, which is our data quality solution. Version 6.0 enhancements to INTEGRITY include: massive scalability through parallel processing, integration with the rest of our enterprise integration suite, improved reporting and real-time processing.

•	MetaRecon Version 6.0, which is our data profiling and data source system analysis product. MetaRecon accelerates the source data investigation phase of an integration project and improves the quality of completeness of this phase. The version 6.0 release of MetaRecon added scalability through integration with our parallel processing engine as well as support for today’s most popular Unix platforms.

•	Database Adaptors and Connectivity PACKs to most of today’s leading enterprise-class databases, including IBM, DB2, Oracle, Teradata, SYBASE, Microsoft SQL Server, as well as leading enterprise applications, including SAP, Siebel, Peoplesoft, Oracle Financials and J.D. Edwards.

      Our current product development efforts are focused on:

•	Enhancing the capabilities of our product set to support existing and emerging standards, including XML, JMS, JCA and Web Services.

•	Further enhancing performance and scalability.

•	Extending the real-time capabilities of our data integration infrastructure as well as expanding connectivity to enterprise applications and messaging services.

•	Enhancing the usability of all of our infrastructure solutions.

•	Extending the functionality of our data integration infrastructure to address broader market requirements, including enhanced data quality and data-centric application integration.

•	Enhancing solutions to leverage new hardware platforms and emerging software industry standards, including Linux.

Research and Development Expenditures

      Our research and development expenditures for 2002, 2001 and 2000 were $24.0 million, $87.0 million and $166.1 million, respectively, representing approximately 21%, 18% and 18%, respectively, of net revenues for these periods. Amounts spent on research and development in 2001 and 2000 included expenditures for the Informix database products, sold to IBM in the IBM Transaction, expenditures attributable to product development activities relating to our discontinued content management product line, which was discontinued in the second quarter of 2002 and termination of our i.Sell product that was discontinued in the first quarter of 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Costs and Expenses.”

Intellectual Property

      We regard certain aspects of our internal operations, products and documentation as proprietary, and we primarily rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in agreements with customers, employees and others to protect our intellectual property rights. However, we cannot ensure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known.

      We currently hold nine United States patents and may continue to file patent applications in the future. We cannot ensure that any patents will result from any such applications or that, if issued, such patents will provide any meaningful competitive advantage. We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the expertise, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are key to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

      Our products are typically licensed to end-users on a “right-to-use” basis pursuant to a license that restricts the use of the products for the customer’s internal business purposes. In some regions of the world, we also rely on “click wrap” licenses, which include a notice informing the end-user that, by installing the product, the end-user agrees to be bound by the license agreement displayed on the customer’s computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of, or the whole of, current or future products or to obtain and use information regarded as proprietary. In particular, we have licensed the source code of our products to certain customers for restricted uses under certain circumstances. We have also entered into source code escrow agreements with a number of significant customers that generally require the release of our source code to the customer in the event of our bankruptcy, insolvency, or discontinuation of our business or support of a product line, in each case where support and maintenance of the product line is not assumed by a third party. The source code for our products is protected both as a trade secret and as a copyrighted work. We cannot ensure that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology or to technology that we may acquire or develop in the future.

      We believe that our products, trademarks or other proprietary rights do not infringe the proprietary rights of third parties. However, we cannot ensure that third parties will not assert infringement claims against us with respect to current or future products or that any such assertion will not require us to enter into royalty arrangements or result in costly and time consuming litigation.

Employees

      As of December 31, 2002, we employed 639 employees, including 141 in services, 245 in sales and marketing, 158 in research and development and 95 in general and administrative functions. Of these employees, 421 were located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of our international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

Executive Officers

      The following table sets forth certain information concerning our executive officers as of December 31, 2002.

Name	Age	Position

Peter Gyenes	57	Chief Executive Officer and Chairman of the Board
Peter Fiore	45	President
Robert McBride	58	Vice President and Chief Financial Officer
Scott Semel	46	Vice President, Legal, General Counsel and Secretary

      Peter Gyenes has served as the Chairman and Chief Executive Officer of Ascential since July 2000. Mr. Gyenes has more than 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to our acquisition of Ardent Software, Inc. in March 2000, he was chairman, president and Chief Executive Officer of Ardent, which he joined in May 1996. Before joining Ardent, he was president and Chief Executive Officer of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation (now part of EMC Corporation). Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. He serves on the boards of Applix Computer Systems, Concerto Software, the Massachusetts Software and Internet Council and ViryaNet Ltd. Mr. Gyenes received a Bachelor of Arts degree in Mathematics and a Masters of Business Administration degree from Columbia University.

      Peter Fiore has served as the President of Ascential since July 2000. Previously Mr. Fiore served as Senior Vice President of Informix Corporation and President of Ascential Software, Inc., which was a subsidiary of Informix Corporation that was later merged into the Company, after serving as the head of the Informix Business Solutions business unit. Prior to the acquisition by Informix of Ardent Software, Inc. in March 2000, Mr. Fiore held the position of vice president and general manager of the data warehouse business unit of Ardent, which he joined in 1994. Before joining Ardent, Mr. Fiore directed channel marketing for CrossComm Corporation and held sales and marketing management positions at Stratus Computer, Inc. Mr. Fiore received a Bachelor of Arts degree in Engineering and Applied Sciences from Harvard University.

      Robert McBride has served as the Vice President and Chief Financial Officer of Ascential since June 2001. Mr. McBride directs our financial, operational and administrative business functions. He brings more than 25 years of financial and administration experience at Fortune 500 information systems companies to the Company. During a 17-year tenure at Data General Corporation (now part of EMC Corporation), spanning from September 1983 to January 2000, Mr. McBride served as vice president, chief administrative officer, corporate controller and corporate treasurer, among other senior financial management positions. He also held a variety of senior management positions in the Information Systems and Finance areas of Burroughs

Corporation and prior to that served as an Infantry Officer in the U.S. Army. Mr. McBride received a Master’s Degree in business administration from Washington University and a Bachelor’s Degree from Ohio Wesleyan University.

      Scott Semel has served as the Vice President, Legal, General Counsel and Secretary of Ascential since August 2001. Mr. Semel manages our legal matters, and directs our worldwide legal department. Mr. Semel has more than 20 years of extensive legal experience, having previously served as general counsel and corporate secretary to NaviSite, Inc. from June 2000 through July 2001 and Designs, Inc. from December 1986 through February 2000. In addition to his corporate experience, Mr. Semel was previously engaged in the private practice of law in Boston from 1980 to 1986. He received a Bachelor of Arts degree, cum laude, from Boston University and a Juris Doctor degree from New England School of Law.

Access to SEC Filings

      Our SEC filings are available through the SEC web site at http://www.sec.gov, or through our web site at http://www.ascential.com in the Investors section under SEC filings. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our Internet web site as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2.	Properties

      Our corporate headquarters is in a 93,000 square foot facility in Westborough, Massachusetts that was formerly occupied by Ardent Software, Inc. This facility also contains a significant portion of our marketing, finance, sales and administration functions and a significant portion of our customer service, manufacturing and research and development operations. The lease for the Westborough facility expires on December 31, 2008. In addition, significant parts of our research and development organizations are housed in facilities in Los Gatos, California (7,000 square feet) and Milton Keynes, United Kingdom (7,000 square feet). These buildings are under lease until December 2004 and September 2012, respectively.

      We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. As of December 31, 2002, we controlled approximately 438,000 square feet of office and/or manufacturing space for these facilities. Approximately 46% of the facility square footage is actively being utilized, 36% of the square footage has been vacated and the remaining 18% of the square footage is being sublet. Of all our leased property, approximately 68% is located in the Americas (United States, Canada and Latin America), 25% is located in Europe, the Middle East and Africa and the remaining 7% is located in the Asia Pacific region. Ascential maintains major sales and service offices in Paris, France (21,000 square feet), which is under lease until March 2005, London, England (19,000 square feet), which is under lease until September 2018, and Sydney, Australia (16,000 square feet), which is under lease until March 2004.

      We believe that our existing facilities are adequate to meet our business needs through the next twelve months.

      We have approximately 156,000 square feet of vacant space that we are seeking to sublease to third parties or surrender to landlords. Management believes that we have adequately provided for the costs to dispose of this space.

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

      In July 1997, the Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company’s securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company’s financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company has entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the “Order”). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a) and 13(b) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company is also required to cooperate in the SEC’s continuing investigation of other entities and persons.

      EXPO 2000 filed an action against Ascential Software GmbH (the Company’s German subsidiary) in the Hanover, Germany district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. The Company filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against the Company in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment was conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court’s judgment and issued a judgment in favor of the Company in the amount of approximately $2.5 million. On June 5, 2001 EXPO filed an appeal to the German Federal High Court in Civil Matters. The German Federal High Court decided on May 14, 2002 that the appeal of EXPO would not be accepted. Therefore, the judgment of the Higher Regional Court is final and EXPO was ordered to pay Ascential Software GmbH the sum of approximately $3.0 million including 5% interest from January 19, 1999. This amount was paid to Ascential Software GmbH during the second quarter of fiscal 2002 and is recorded, net of $0.3 million of associated tax, in “Other income, net” for the year ended December 31, 2002. In addition, the Company reversed its prior $3.1 million accrual that was recorded in August 1999 and recorded a $2.8 million decrease, adjusted for foreign currency fluctuations, to “General and administrative” expense for the year ended December 31, 2002.

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

      The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys’ fees and related amounts, if any, paid in settlement. Subsequently, the China and Denver actions were dismissed; the plaintiff’s claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

      At the end of October 2002, the Company instituted an arbitration proceeding with the American Arbitration Association in Kansas City against Sprint/ United Management Company (“Sprint”) for non-payment of $6.5 million (the “Sprint Indebtedness”) due and owing under an agreement between Informix Software and Sprint dated effective March 31, 2000 (the “Sprint Agreement”). IBM had been providing services covered by the Sprint Agreement to Sprint pursuant to an agreement between IBM and the Company (the “operating agreement”) signed at the time of the IBM Transaction. The Company instituted the arbitration proceeding because Sprint declined to pay any part of the Sprint Indebtedness. The Company and Sprint executed a settlement agreement, dated as of December 24, 2002, resulting in the termination of the Sprint Agreement, dismissal of all claims, and payment by Sprint to the Company of $4.0 million. Pursuant to the terms of the operating agreement, the Company in turn remitted that $4.0 million payment to IBM on December 30, 2002.

      On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information brought by the employee to the Company, was heard on December 20, 2002. The court denied Informatica’s preliminary injunction motion. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The Company filed an answer to the amended complaint, denying all material allegations. The Company intends to defend itself vigorously.

      On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was removed to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. The Company believes that eNet30’s claims are without merit and intends to vigorously defend the suit. On March 28, 2002, eNet30 declared bankruptcy and a trial date has not been set.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

      We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on the NASDAQ National Market under the symbol “ASCL.” The following table lists the high and low sales prices of our Common Stock for the periods indicated.

	High	Low

Fiscal Year ended December 31, 2002:
Fourth Quarter	$3.40	$1.52
Third Quarter	3.10	1.81
Second Quarter	4.09	2.50
First Quarter	5.12	3.78
Fiscal Year ended December 31, 2001:
Fourth Quarter	$4.40	$2.70
Third Quarter	5.72	3.24
Second Quarter	7.50	4.50
First Quarter	8.25	3.00

      At February 28, 2003, there were approximately 10,974 stockholders of record of our Common Stock, as shown in the records of our transfer agent. Because brokers and other institutions hold many of such shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

      We have never declared or paid cash dividends on our Common Stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.	Selected Financial Data

Financial Overview

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. From 1998 through 2002, we have acquired five companies and disposed of the assets of our database business. In December 1998, we acquired Red Brick Systems, Inc. (“Redbrick”). Ardent Software, Inc. (“Ardent”) acquired Prism Solutions, Inc. (“Prism”) in April 1999, and we acquired Cloudscape, Inc. (“Cloudscape”) in October 1999. In March 2000, we completed the acquisition of Ardent. We sold the assets of our database business to IBM in July 2001, (see Note 14 to Notes to Consolidated Financial Statements) and we acquired Torrent in November 2001. In April 2002, we acquired Vality.

Five-Year Summary

	Year Ended December 31,

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	(In thousands, except per share data)
Net revenues	$113,018	$481,332	$929,319	$1,039,111	$854,520
Net income (loss)	(63,573)	624,948	(98,315)	(2,988)	52,452
Preferred stock dividend	—	—	(191)	(995)	(3,478)
Value assigned to warrants	—	—	—	—	(1,982)
Net income (loss) applicable to common stockholders	(63,573)	624,948	(98,506)	(3,983)	46,992
Net income (loss) per common share:
Basic	(0.26)	2.25	(0.34)	(0.02)	0.21
Diluted	(0.26)	2.20	(0.34)	(0.02)	0.19
Total assets	910,729	1,079,740	655,881	793,337	695,802
Long-term obligations	—	28,710	787	1,420	3,759
Retained earnings (accumulated deficit)	202,243	265,816	(359,132)	(260,817)	(259,849)

(1)	During 2002, we recorded merger, realignment and other charges of $23.7 million. In June 2002, we ceased efforts to find a buyer for our content management product line and recorded a $4.5 million charge for the impairment of software costs previously capitalized (see Note 15 to Notes to Consolidated Financial Statements). During the fourth quarter of 2002, we recorded impairment losses on long-term, publicly traded equity investments of $2.2 million. In connection with the Vality acquisition, we recorded a charge of $1.2 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. During 2002, we recorded $3.0 million of adjustments to gain on sale of database business (see Note 14 to Notes to Consolidated Financial Statements). In 2002, we reversed accruals of $2.8 million and recorded $2.6 million of other income in connection with the favorable judgment rendered in the EXPO 2000 litigation (see Note 13 to Notes to Consolidated Financial Statements). Effective January 1, 2002, we completed our adoption of Statement of Financial Accounting Standard No. 142, which required that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually (see Note 11 to Notes to Consolidated Financial Statements).

(2)	In July 2001, we sold the assets of our database business to IBM (see Note 14 to Notes to Consolidated Financial Statements) which resulted in a gain of $865.7 million that was recorded in 2001. In 2001, we also recorded merger, realignment and other charges of $54.4 million. In connection with the Torrent acquisition, we recorded a charge of $5.5 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. In addition, during 2001, we recorded impairment losses on long-term investments of $10.2 million, which relates to both publicly traded and non-marketable investments.

(3)	In 2000, we recorded merger, realignment and other charges of $126.8 million.

(4)	In 1999, we recorded restructuring-related adjustments that increased operating income by $0.6 million and, in connection with our acquisition of Cloudscape in October 1999, we recorded a charge of $2.8 million for merger related expenses. In addition, we recorded a charge of $97.0 million related to the settlement of private securities and related litigation against us. In connection with Ardent’s acquisition of Prism, we recorded a charge of $9.9 million for merger and restructuring charges as well as a $5.1 million charge for in-process research and development that had not yet reached technological feasibility and had no alternative future uses.

(5)	In 1998, we recorded restructuring-related adjustments that increased operating income by $10.3 million and, in connection with our acquisition of Red Brick in December 1998, we recorded a charge of $2.6 million for in-process research and development that had not yet reached technological feasibility and had no alternative future uses. In addition, we recorded a charge of $14.9 million for merger and restructuring charges related to Ardent’s merger with Unidata.

      Selected financial data should be reviewed with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” found in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our products and technology; the ability of organizations to make more informed decisions and drive strategic application initiatives; expected transitional costs and other transitional matters arising from the IBM Transaction; industry trends; targeted ratio of license to service revenue; net loss from our content management product line; the timing of closing large license transactions and quarter-to-quarter fluctuations; future growth of consulting, maintenance and education revenue; decline of the content management revenue stream; the impact of new license revenue on consulting and education revenue; future amortization costs; trends in services margins; costs associated with the content management business; potential increases in sales headcount; projected research and development expenses; expected decline in bad debt expense; anticipated completion of research and development projects and associated investments required; impact of realignment activities including expense reduction; future savings resulting from cost cutting initiatives; continued investment in property and equipment; sufficiency of our liquid assets and other resources for our business operations, repurchases of common stock, facilities, obligations and restructuring initiatives; and effect of changes in interest rates and fluctuations of equity price of marketable securities. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this annual report on Form 10-K. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

      Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that our Enterprise Integration Suite, built upon a highly scalable platform, is the industry’s only solution that is intended to address the full data integration life cycle, and turns corporate data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better informed business decisions and drive their strategic application initiatives.

      Our products for automated data profiling, data quality management and cleansing, and data extraction, transformation, and loading are built on an enterprise integration platform of core integration services that are intended to provide end-to-end meta data management for a clear, unambiguous definition and history of the data used to drive strategic enterprise applications. We also provide connectivity between virtually any data source and application and virtually unlimited scalability to manage the massive volumes of corporate data generated through high-performance processing through the platform. This complete offering is called the Enterprise Integration Suite and is currently, we believe, the only platform of its type available from a single vendor.

      We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

      We support more than 2,200 customers in such industries as telecommunications, insurance, financial services, healthcare/life sciences, manufacturing, consumer goods, and retail. We had 639 employees as of December 31, 2002.

      We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note 14 to the Notes to Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. During 2002, after the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, costs associated with the termination of our database business are expected to decrease throughout the year ended December 31, 2003 to a relatively insignificant amount.

      Enterprises are faced with managing the exploding growth of data and gaining a more accurate view of the factors that impact their performance. Enterprises are also coping with the requirement to access data from an increasing number of disparate sources of data which frequently contain incomplete, inaccurate, inconsistent or duplicate information. We believe these organizations want to be able to use the data efficiently and effectively to increase their revenue and market share, decrease operating costs and improve asset utilization. Our overall business strategy is to establish Ascential Software Corporation as the leader in the enterprise integration market by delivering what we believe is the industry’s most comprehensive data integration product solution by continuing to expand our product offerings through internal development and strategic technology and business acquisitions. We are focused on accelerating revenue growth by leveraging our large customer base and the completeness of our enterprise data integration offerings, and by expanding our worldwide distribution through partnerships with recognized industry leaders. We also intend to use our global professional services organization to accelerate the adoption of our product offerings and provide a variety of value-added services to our existing customers. We have targeted a revenue mix of 55% to 60% from licenses with the balance from services.

      We use a number of key financial metrics internally to track our progress against these objectives. We measure our progress against achieving increased market penetration by: (1) the number of new customers signed each quarter, (2) the number of Fortune 500 companies that are our customers, and (3) the amount of additional revenue generated from our existing installed base. We monitor the success of our strategic partners by reviewing the revenue generated from these relationships and the number of license deals and revenue generated or influenced by partners on a quarterly basis. In order to ensure that spending is consistently monitored and resources are used appropriately, we track headcount and spending monthly. We regularly review all relevant margin metrics, including license margins, maintenance margins, professional service margins, total service margins and operating margins. Lastly, in order to ensure that cash flow is maximized and to identify customer payment issues on a timely basis, we closely monitor cash collections and accounts receivable days sales outstanding (“DSO”).

      On January 22, 2002, our board of directors endorsed the decision to divest our content management product line because it did not align with our strategic goals. We engaged an investment bank to assist in the divestiture process and sought potential buyers for the product line during the six months ended June 30, 2002. In June 2002, we ceased efforts to find a buyer for the product line as no interested buyers were identified and terminated the related operations, except for the completion of previously committed consulting and support contracts. As a result, in June 2002 we recorded a charge totaling $7.3 million consisting of $4.5 million charged to “Cost of software” for the impairment of software costs previously capitalized and $2.8 million charged to “Merger, realignment and other charges” for severance costs, computer equipment impairment costs and professional fees incurred in connection with efforts to sell the product line. Barring unforeseen circumstances, we expect to incur a relatively insignificant net loss from the content management product line during the year ended December 31, 2003, as we fulfill remaining contractual customer support obligations.

      On April 3, 2002, we acquired Vality Technology Incorporated (“Vality”) for $94.2 million, consisting of $91.4 million paid to acquire outstanding stock and vested stock options net of $7.0 million of cash acquired from Vality, and $2.8 million for transaction costs. Vality, headquartered in Boston, Massachusetts, was a privately held company that specialized in enterprise data quality management. Concurrent with the acquisition, we awarded 0.3 million shares of restricted stock to Vality’s former chief executive officer. On May 1, 2002, Vality’s former chief executive officer left our company and his shares became fully vested, resulting in a $0.9 million charge for non-cash compensation recorded to “Merger, realignment, and other charges” in the year ended December 31, 2002. In connection with the acquisition of Vality, we also recorded a charge of $1.2 million for the write off of in-process research and development. Vality’s products have been integrated into our Enterprise Integration Suite.

Products and Services

      Our products are designed to operate as part of our Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform of integration services that deliver end-to-end meta-data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms our Enterprise Integration Suite.

      Our Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. Our customers can deploy the complete Enterprise Integration Suite to address the entire enterprise integration life cycle, or use individual integration products as needed in support of more limited scope implementation requirements.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those relating to revenue recognition, allowance for doubtful accounts, accounting for software development costs, goodwill and intangible assets, income taxes and merger realignment and other charges. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the timing and amount of revenue recognized and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      Revenue consists principally of fees for licenses of the Company’s software products, maintenance, consulting, and training. As part of the revenue recognition process, significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

      We recognize revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We have analyzed all of the elements included in our multiple-element arrangements and believe that we have sufficient Company-specific objective evidence to allocate revenue to the maintenance services and professional services components of our license arrangements. We sell our professional services separately, generally, on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon either renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of any undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Changes to the elements of a software arrangement, the ability to identify Company-specific objective evidence and the ability to measure the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software. Our ability to estimate if the collection of the resulting receivable is probable could materially impact the amount of revenue we record.

      Persuasive evidence of an arrangement exists. For our license arrangements with end-users, our customary practice is to have a signed written agreement or, in some cases, either a click-wrap or shrink-wrap license. Existing customers with a license agreement in place may purchase additional products through a purchase order governed by the license agreement. Sales to most of our resellers are evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

      Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the shipment of physical product, provided title and risk of loss have passed to the customer, or upon online availability of product to the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. In the case of arrangements with resellers, revenue is generally recognized upon “sell-through.” Evidence of sell-through may take a variety of forms, including the following: (1) a purchase order identifying an end-user customer, usually in the “ship to” location; (2) a copy of the purchase order or contract between reseller and end-user; (3) a royalty report from the reseller; (4) a sell-through report; or (5) other documented, objective evidence that indicates that the reseller does not have product in inventory, such as ending inventory reports.

      The fee is fixed or determinable. We consider a fee fixed only if (1) it is required to be paid at a set amount; (2) it is not subject to refund or adjustment; and (3) payments are due on a known or fixed schedule. We generally consider arrangements with payment terms extending beyond one year not to be fixed and determinable. If the fee is not fixed and determinable, we recognize revenue as payments become due from the customer. Amounts received from customers in advance of revenue being recognized are recorded as a liability as a component of “deferred revenue” in our financial statements.

      Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. Prior to the IBM Transaction, we frequently sold to customers for whom we had a history of successful collection. Subsequent to the IBM Transaction, a portion of our business is generated from new customers which are subjected to a credit review process that evaluates each customer’s financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized only as cash is collected.

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

      Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally result from deferred maintenance and support, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied. Accounts receivable include only amounts due from customers for which revenue has been recognized.

Allowance For Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on historical collection experience. If the data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Software Development Costs

      We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. For new versions of our products, we typically achieve technological feasibility far enough in advance of general release to warrant the capitalization of subsequent development costs. Judgment is required in determining when the technological feasibility of a product is established, in estimating the life of the product for which the capitalized costs will be amortized and in estimating if the carrying value of capitalized software costs is equal to or less than future operating profits from the associated products.

Goodwill and Intangible Assets

      We have a significant amount of intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. We account for the valuation of goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Changes in market conditions, business conditions or strategy could significantly impact these judgments and require negative adjustments to recorded asset balances. We performed the first of the required annual impairment tests of goodwill in the fourth quarter of 2002 and determined that no adjustments were required.

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. This process also includes estimating tax liabilities related to tax audits that can be conducted in any jurisdiction where we have operated. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision of the Consolidated Statement of Operations.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, foreign tax credits and general business credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Merger, Realignment and Other Charges

      We account for merger, realignment and other charges in accordance with FASB Emerging Issues Task Force (“EITF”) Topic No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase

Business Combination. We have recorded significant liabilities in connection with our mergers and realignment programs. These liabilities primarily consist of estimated costs to terminate employees and exit facilities. Particularly, these liabilities include management’s estimates pertaining to sublease activities, restoration costs and lease buyouts for facilities around the world. As we continue to evaluate the commercial real estate market around the world, enter into sublease agreements, vacate facilities and negotiate with landlords, we may be required to significantly adjust our original realignment liability. Any adjustments to our accrued merger, realignment and other charges would be recorded in the period such determination is made.

Results of Operations

      The discussion and analysis of our results of operations for the years ended December 31, 2002, 2001, 2000 is structured to take the following events into account:

•	The IBM Transaction, which was completed during the quarter ended September 30, 2001. The database business, the assets of which were sold to IBM, accounted for 84% of our revenue during the first half of 2001 and 74% for the year ended December 31, 2001.

•	The strategic realignment that we undertook during the second half of 2000. This realignment led to a transition from five former business units into two operating businesses — Ascential Software and Informix Software (the database business that we sold to IBM in the IBM Transaction).

      References to “Ascential Software” in this report refer to our existing enterprise integration business, references to “Informix Software” refer to our legacy database business assets sold to IBM on July 1, 2001, and references to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis.

      A comparison of revenue and expenses for the years ended December 31, 2001 and 2000, respectively, provides little insight as a result of the IBM Transaction. Accordingly, the discussion and analysis of our results of operations is presented as follows:

I.	Overview of Results of Operations — Ascential Software Corporation

Revenues and expenses for Ascential Software Corporation are presented as a percentage of total net revenues for the years ended December 31, 2002, 2001 and 2000.

II.	Revenues — Ascential Software and Informix Software

Discussion and analysis of revenues, including: (1) a table of revenues by type for Ascential Software and Informix Software for the years ended December 31, 2002, 2001 and 2000, respectively; (2) a description of revenues for Ascential Software and Informix Software; (3) a discussion and analysis of Ascential Software revenues for the years ended December 31, 2002, 2001 and 2000, respectively; and (4) a discussion and analysis of Informix Software revenues for the six-month periods ended June 30, 2001 and December 31, 2001, respectively, with each as compared to the corresponding periods in 2000.

III.	Costs and Expenses — Ascential Software, Informix Software and Ascential Software Corporation

Discussion and analysis of costs and expenses including: (1) a table of costs and expenses by type for Ascential Software and Informix Software for the years ended December 31, 2002 and 2001 and Ascential Software Corporation for the year ended December 31, 2000; (2) a discussion and analysis of Ascential Software costs and expenses for the years ended December 31, 2002 and 2001; (3) a discussion and analysis of costs associated with Informix Software for the six months ended December 31, 2001 and the year ended December 31, 2002; and (4) a discussion and analysis of costs and expenses for Ascential Software Corporation (being the combined total of Informix Software and Ascential Software) for the six months ended June 30, 2001 as compared to the corresponding period in 2000.

IV.	Merger, Realignment and Other Charges — Ascential Software Corporation

Discussion and analysis of Merger, Realignment and Other Charges of Ascential Software Corporation recorded during the years ended December 31, 2002, 2001 and 2000.

V.	Other Income (Expense) — Ascential Software Corporation

Discussion and analysis of other income (expense) of Ascential Software Corporation for the years ended December 31, 2002, 2001 and 2000.

VI.	Income Taxes — Ascential Software Corporation

Discussion and analysis of income taxes of Ascential Software Corporation for the years ended December 31, 2002, 2001 and 2000.

I.	Overview of Results of Operations — Ascential Software Corporation

      The following table compares the results of operations of Ascential Software Corporation for the years ended December 31, 2002, 2001 and 2000.

	Percent of Total
	Net Revenues
	Years Ended
	December 31,

	2002	2001	2000

Net revenues:
Licenses	53%	44%	44%
Services	47	56	56

Total net revenues	100	100	100

Cost and expenses:
Cost of software	16	7	5
Cost of services	30	22	20
Sales and marketing	65	43	43
Research and development	21	18	18
General and administrative	36	17	11
Write-off of acquired research and development	1	1	—
Merger, realignment and other charges	21	12	14

Total cost and expenses	190	120	111

Operating loss	(90)%	(20)%	(11)%

II.	Revenues — Ascential Software and Informix Software

      The following table compares the revenue for the businesses of Ascential Software and Informix Software for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Years Ended December 31,

	2002	2001	2000

Ascential Software
License revenue	$59.6	$62.4	$66.7
Service revenue:
Maintenance revenue	30.0	29.1	20.1
Consulting and education revenue	23.4	32.4	34.9

Total service revenue	53.4	61.5	55.0

Total revenues — Ascential Software	$113.0	$123.9	$121.7

License revenues as a percent of total revenue	53%	50%	55%
Service revenues as a percent of total revenue	47%	50%	45%
Informix Software
License revenue	$—	$149.3	$337.7
Service revenue:
Maintenance revenue	—	183.8	392.4
Consulting and education revenue	—	24.3	77.5

Total service revenue	—	208.1	469.9

Total revenue — Informix Software	$—	$357.4	$807.6

License revenue as a percent of total revenue	—	42%	42%
Service revenue as a percent of total revenue	—	58%	58%
Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
License revenue	$59.6	$211.7	$404.4
Service revenue:
Maintenance revenue	30.0	212.9	412.5
Consulting and education revenue	23.4	56.7	112.4

Total service revenue	53.4	269.6	524.9

Total revenue	$113.0	$481.3	$929.3

License revenue as a percent of total revenue	53%	44%	44%
Service revenue as a percent of total revenue	47%	56%	56%

Description of Revenue

      We derive revenue from licensing software and providing post-license technical product support and updates to customers and from consulting and education services. As described above, we have identified revenue recognition as one of our critical accounting policies. As part of the revenue recognition process, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

      License Revenue. License revenue may involve our shipment of product or our granting of a license to a customer to manufacture products that incorporate our technology. Our products are sold directly to end-user customers or through resellers, including original equipment manufacturers (“OEMs”), distributors and value added resellers (“VARs”). Revenue from license agreements with resellers is recognized as earned by us, generally, when “sell-through” has occurred; the licenses are resold or utilized by the reseller and all of our related obligations have been satisfied.

      Our license transactions can vary in size and it is difficult to forecast both the timing and dollar value of transactions. As a result, license transactions have caused fluctuations in net revenues and net income (loss) because of the relatively high gross margin on such revenues. As is common in the software industry, a disproportionate amount of our license revenue is derived from transactions that close in the last weeks or days of a quarter. The timing of closing large license agreements also increases the risk of quarter-to-quarter fluctuations. We expect that these types of transactions and the resulting fluctuations in revenue will continue.

      Service Revenue. Service revenue is comprised of maintenance, consulting and education revenues. Maintenance contracts generally call for us to provide technical support and software updates to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that we have fulfilled our obligations resulting from the services contract.

Ascential Software — License revenue — years ended December 31, 2002, 2001 and 2000

      The following table compares the license revenue for the Ascential Software product lines for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Years Ended December 31,

	2002	2001	2000

Enterprise Integration	$59.5	$48.2	$38.6
Content Management	.1	8.6	10.6
i.Decide	—	4.1	2.7
i.Sell	—	1.5	14.8

Total license revenue	$59.6	$62.4	$66.7

      During 2001 and 2002, we terminated various product lines in an effort to focus product sales on our enterprise integration product offerings that had been expanded during that time. As a result, license revenue for Ascential Software for the twelve months ended December 31, 2002 decreased 4% or $2.8 million to $59.6 million from $62.4 million for the same period in 2001. The decrease consists of an $8.5 million decrease in revenue from our content management product line, which we stopped selling during the quarter ended June 30, 2002, a $4.1 million decrease in revenue from our i.Decide product, which was abandoned as a result of the sale of the assets related to our database business, and a $1.5 million decrease in revenue from our i.Sell product, which was discontinued in the first quarter of 2001. These declines were partially offset by a 23% or $11.3 million increase in revenue from enterprise integration products. This increase was caused by the addition of products and technology acquired from Torrent, Vality and Metagenix that were integrated into our enterprise integration product offering and the release of new products during 2002. This expanded offering contributed to increased sales volume and an increase to the list prices of our products that enabled us to achieve higher average selling prices in 2002. The overall increase in sales of enterprise integration products was positively impacted during 2002 by leveraging the reseller arrangement that we entered into with IBM during the second half of 2001 whereby IBM sells our products. License revenue under this arrangement increased $9.5 million during 2002. Total revenue from IBM represented 10.8% of our total revenue in 2002. Termination of this arrangement with IBM, should it occur, could have a material impact on our future financial results if we are unable to replace the revenue.

      License revenue decreased 6% or $4.3 million to $62.4 million in 2001 from $66.7 million in 2000. This decrease was due primarily to the termination of sales of our e-commerce solution product, i.Sell, during the first quarter of 2001 resulting in a $13.3 million decline in license revenue while sales of our content management products declined during 2001 by $2.0 million. This decrease was partially offset by license revenues for enterprise integration products that increased 25% to $48.2 million from $38.6 million in 2000 and license revenue from our analytic offering, i.Decide, that increased $1.4 million from $2.7 million in 2000 to $4.1 million in 2001 due to the early stage of this product. We experienced a slowing of license revenue growth during the second half of 2001. We believe this was due in part to certain customers and potential customers deferring spending on information technology as a result of the general economic downturn.

Ascential Software — Service revenue — years ended December 31, 2002, 2001 and 2000

      The following table compares service revenue for the Ascential Software product lines for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Years Ended December 31,

	2002	2001	2000

Maintenance revenue:
Enterprise Integration	$29.1	$19.8	$10.7
Content Management	0.9	3.3	0.8
i.Decide	—	5.0	4.1
i.Sell	—	1.0	4.5

Total maintenance revenue	30.0	29.1	$20.1
Consulting and training revenue:
Enterprise Integration	22.9	25.6	22.0
Content Management	0.5	4.7	2.8
i.Decide	—	1.7	0.2
i.Sell	—	0.4	9.9

Total consulting and training revenue	23.4	32.4	34.9
Total service revenue:
Enterprise Integration	52.0	45.4	32.7
Content Management	1.4	8.0	3.6
i.Decide	—	6.7	4.3
i.Sell	—	1.4	14.4

Total service revenue	$53.4	$61.5	$55.0

      As discussed above, during 2001 and 2002 we terminated various product lines in an effort to focus sales on our enterprise integration product offerings that had been expanded during that time. As such, the service revenue associated with those sales declined resulting in a 13% or $8.1 million decrease during the twelve months ended December 31, 2002 to $53.4 million from $61.5 million for the same period in 2001. This is primarily due to a $6.6 million decline in service revenue associated with content management products, a $6.7 million decline in service revenues from our analytic offering i.Decide and a $1.4 million decline in service revenue from our i.Sell product. These declines were partially offset by an increase in total enterprise integration service revenue, the components of which are described below.

      Total maintenance revenue increased by 39% or $0.9 million to $30.0 million in the twelve months ended December 31, 2002 from $29.1 million for the same period in 2001. The increase is due to a 47% or $9.3 million increase in maintenance revenue from enterprise integration products that is attributable to the growing installed base of customers, including customers acquired from Vality and Torrent. The increase was partially offset by decreased maintenance revenue related to the termination of products and the associated decline in their maintenance revenue streams, including a $5.0 million decrease in maintenance revenue principally associated with our i.Decide product line, a $2.4 million decrease in content management maintenance revenue and a $1.0 million decrease in i.Sell maintenance revenue.

      Revenue derived from consulting and training decreased 28% or $9.0 million to $23.4 million in the twelve months ended December 31, 2002 from $32.4 million for the same period in 2001. This decrease is attributable to a $4.2 million decrease in consulting revenue associated with content management products, a $1.7 million decrease in consulting and training revenue primarily associated with the discontinuation of our i.Decide product, a $0.4 million decrease associated with the discontinuation of our i.Sell products and an 11% or $2.7 million decrease in consulting revenue related to enterprise integration product offerings. This decrease of $2.7 million consists of a $6.4 million decrease due principally to three large consulting projects that were in process during 2001 but which were completed during 2002 and not completely replaced by new projects, a decline in product license revenue in the first quarter of 2002, which had an impact on follow-on services purchased, and an increase in indirect sales of products whereby the associated services are delivered by third parties. These declines were partially offset by an increase in consulting and training revenue associated with new licenses. We expect that, barring unforeseen circumstances, future growth of consulting, maintenance and education revenue will be largely dependent on the growth of license revenue.

      Service revenue for the twelve months ended December 31, 2002 includes $1.4 million of revenue associated with the content management product line. We expect that the content management revenue stream will continue to decline over the first half of 2003 until all the related service contracts are fulfilled.

      Service revenue increased 12% to $61.5 million in 2001 from $55.0 million in 2000, despite a $13.0 million decline resulting from the termination of the i.Sell product offering. Maintenance revenue increased 45% to $29.1 million in 2001 from $20.1 million in 2000. This is principally due to a $9.1 million increase in enterprise integration maintenance revenue as we continued to build our installed customer base, and $2.5 and $0.9 million increases in content management and i.Decide maintenance revenue, respectively, during that time due to their early stage as products. These increases were offset by a $3.5 million decline in i.Sell maintenance revenue. Consulting and education revenue decreased 7% to $32.4 million in 2001 from $34.9 million in 2000. This decrease is primarily due to a $9.5 million decline in revenue derived from i.Sell education and consulting. This decline was partially offset by $1.9 million and $1.5 million increases in content management and i.Decide consulting and education revenue, respectively, due to the early stage of those products in 2001 and a $3.6 million increase in enterprise integration consulting revenue which is primarily a result of the increase in license revenue during 2001, as consulting and education revenue have historically been driven by engagements and projects associated with new license revenue. There were three large DataStage consulting engagements initiated during 2001 that generated approximately $7.0 million in consulting revenue.

Informix Software — Revenue for years ended December 31, 2001 and 2000

      Due to the IBM Transaction, we separately discuss the revenue of Informix Software for the first and second halves of 2001 compared to the corresponding periods in 2000. There was no revenue derived from Informix Software in 2002. The following table compares the revenue for Informix Software for the six-month periods ended June 30, 2001 and 2000, respectively, together with the six-month periods ended December 31, 2001 and 2000, respectively, and the years ended December 31, 2001 and 2000, respectively (in millions):

	Six Months Ended		Six Months Ended		Years Ended
	June 30,		December 31,		December 31,

	2001	2000	2001	2000	2001	2000

Informix Software
License revenue	$149.2	$188.0	$0.1	$149.7	$149.3	$337.7
Service revenue:
Maintenance revenue	182.5	199.8	1.3	192.6	183.8	392.4
Consulting and education revenue	24.2	44.6	0.1	32.9	24.3	77.5

Total service revenue	206.7	244.4	1.4	225.5	208.1	469.9

Total revenue — Informix Software	$355.9	$432.4	$1.5	$375.2	$357.4	$807.6

      License revenue — six months ended June 30, 2001 and 2000. License revenue decreased 21% to $149.2 million for the six months ended June 30, 2001 from $188.0 million for the same period in 2000. The decline was primarily a result of a decrease in license revenue from the traditional client-server products of the database business and also from a decrease in large enterprise transactions. These trends resulted from our being less successful in attracting significant new database customers and in securing additional business from our existing database customers. Our principal competitors in the database business, Oracle, IBM and Microsoft, were much larger, much better financed, and continued to invest substantially in their database businesses. Strategic partners in the database business (including the major enterprise software application providers) therefore promoted our competitors’ products more than they promoted our database products. As a result, we were not successful in attracting significant new database customers. In addition, most of our database customers who had invested in our traditional client-server and tools products were in the process of replacing those products and purchasing newer products. Because of our competitive position described above, many of our database customers chose to purchase newer database products from our competitors. We also believe that the prevailing economic slowdown had led to a deferral by some existing customers and potential customers of their decisions to enter into large enterprise transactions. In addition, we believe the impending closing of the IBM Transaction may have impaired our ability to close certain transactions during the second quarter of 2001.

      During 2001, we recognized revenue from resellers with previously recorded customer advances of $8.4 million primarily related to sales of Informix Software products. The $8.4 million recognized included $8.2 million of revenues related to licenses that were resold or utilized by the reseller and $0.2 million related to contractual reductions in customer advances, which typically arise when a reseller agreement expires before the advance balance is fully utilized. In addition, we recorded $2.0 million of further reductions to the customer advances liabilities during 2001 as the net result of the transfer of the database customer advances to IBM (as part of the IBM Transaction), which were offset by any additional amounts we received from customers during 2001. During 2000, we recognized revenue of $11.1 million as a result of contractual reductions in customer advances. During 2001, we recorded $1.1 million of revenue from the customer advances balance in respect of a transaction with a customer that was previously a supplier of services to Informix Software under a long-term contract. Concurrent with the revenue transaction with this customer, we entered into an arrangement to terminate these services, pursuant to which we paid a termination fee of $3.0 million.

      Service revenue — six months ended June 30, 2001 and 2000. Service revenue for the six months ended June 30, 2001 decreased 15% to $206.7 million from $244.4 million for the same period in 2000. Service revenue accounted for 58% and 57% of total revenues during the first half of 2001 and 2000, respectively. The decrease in service revenue in 2001 was attributable primarily to a decline in consulting revenue in our database business. The increase in service revenue, as a percentage of total revenues in 2001, was attributable primarily to the decline in the license revenue of our database business. Maintenance revenue decreased 9% to $182.5 million for the six months ended June 30, 2001 from $199.8 million for the same period in 2000. The decrease in maintenance revenues in 2001 was attributable primarily to our inability to maintain maintenance revenue levels from our installed base in a climate of decreasing license revenues. Consulting and education revenues for the six months ended June 30, 2001 decreased 46% to $24.2 million from $44.6 for the same period in 2000. The decrease in consulting and education revenue in 2001 was primarily due to the decline in license revenue experienced during the first half of 2001, as consulting and education revenue are typically driven by engagements and projects associated with new license revenue.

      License and service revenue — six months ended December 31, 2001 and 2000. We closed the IBM Transaction in two phases — the first with respect to operations in the United States and certain countries abroad on July 1, 2001, and the second with respect to nine remaining countries (the “Phase 2 countries”) on August 1, 2001. During July 2001, and as Informix Software’s principal revenue for the six months ended December 31, 2001, license revenue generated by the Phase 2 countries was $0.1 million and service revenue generated by the Phase 2 countries was $1.4 million. For the corresponding six months ended December 31, 2000, license and service revenue for Informix Software were $149.7 million and $225.5 million, respectively.

III. Costs and Expenses — Ascential Software, Informix Software and Ascential Software Corporation

      The following table compares the costs and expenses for the businesses of Ascential Software and Informix Software for the years ended December 31, 2002 and 2001 together with the total costs of Ascential Software Corporation for the years ended December 31, 2002, 2001 and 2000. Cost and expense information is not shown separately for Ascential Software and Informix Software for the year ended December 31, 2000 because the cost infrastructure supporting the data integration and database businesses were not separated:

	Years Ended December 31,

	2002	2001	2000

Ascential Software
Cost of software	$17.5	$16.3	Not available
Cost of services	33.1	45.2	—
Sales and marketing	73.1	92.3	—
Research and development	24.0	32.5	—
General and administrative	28.5	25.4	—
In-process research and development	1.2	5.5	—
Merger, realignment and other charges	14.2	12.0	—

Total costs and expenses	$191.6	$229.2	—
Informix Software
Cost of software	$0.8	$18.0	Not available
Cost of services	—	62.3	—
Sales and marketing	—	114.9	—
Research and development	—	54.5	—
General and administrative	12.6	56.2	—
In-process research and development	—	—	—
Merger, realignment and other charges	9.5	42.4	—

Total costs and expenses	$22.9	$348.3	—

	Years Ended December 31,

	2002	2001	2000

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
Cost of software	$18.3	$34.3	$50.4
Cost of services	33.1	107.5	184.6
Sales and marketing	73.1	207.2	402.6
Research and development	24.0	87.0	166.1
General and administrative	41.1	81.6	100.0
In-process research and development	1.2	5.5	—
Merger, realignment and other charges	23.7	54.4	126.8

Total costs and expenses	$214.5	$577.5	$1,030.5

Ascential Software Costs and Expenses — years ended December 31, 2002 and 2001.

      Cost of software. Cost of software consists primarily of: (1) amortization of capitalized or acquired software development costs and write-offs of previously capitalized software, (2) third-party royalties, and (3) distribution and documentation costs. During the twelve months ended December 31, 2002, cost of software increased by 7% or $1.2 million to $17.5 million from $16.3 million during the same period of 2001. The most significant item contributing to the increase was $5.2 million of impairment charges related to the termination of product lines, $4.5 million associated with the content management product line and $0.7 million associated with our former Axielle product, our portal offering. Software amortization increased by $2.1 million as a result of a $3.2 million increase in amortization of purchased technology, principally related to the acquisitions of Torrent and Vality, and $0.9 million of amortization related to the acquisition of the MetaRecon technology. Software amortization related to internally capitalized software declined by $2.0 million primarily as a result of the impairment of the content management and Axielle technology. We acquired $4.1 million of completed technology through the Torrent acquisition on November 28, 2001 and $8.2 million of completed technology through the Vality acquisition on April 3, 2002. Both are being amortized over three years on a straight-line basis. We have paid approximately $4.3 million through December 31, 2002 to acquire and further develop MetaRecon and are amortizing payments over three years on a straight-line basis. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases.

      Royalty costs declined by $6.8 million primarily related to the decline in sales of content management and i.Sell product offerings that were sold with much higher third party royalty costs than enterprise integration products. Once these product lines were terminated, we were no longer required to pay the related royalties. As part of the settlement of a dispute with former shareholders of IntegraSoft, Inc., which we acquired in 1998, we recorded $2.1 million of prepaid royalties that we are amortizing over eighteen months on a straight-line basis and will be fully amortized by December 31, 2003. The amortization of this prepaid royalty is the most significant component of ongoing royalty costs.

      The costs of distribution personnel and media increased by $0.7 million during 2002. This is due to the fact that this function was shared with the Informix database business during most of 2001 and the costs to operate the function on a stand alone basis exceed the portion of shared costs previously allocated to the Ascential Software operation.

      Cost of services. Cost of services consists of maintenance, consulting and training personnel expenses and subcontracting costs. Cost of services for the twelve months ended December 31, 2002 decreased 27% or $12.1 million to $33.1 million from $45.2 million for the same period in 2001. The decrease is primarily a result of a 30% reduction in services headcount between December 31, 2001 and December 31, 2002 even after we added approximately 22 services employees through the acquisition of Vality. The cost savings related to the headcount reductions were offset somewhat by increased subcontracting costs as we moved toward a more variable cost model for delivering our consulting services. The following table summarizes service margins for the twelve months ended December 31, 2002 and 2001:

	Twelve Months
	Ended
	December 31,

	2002	2001

Ascential Software
Total service margin	38%	27%
Maintenance margin	73%	74%
Consulting & education margin	(7)%	(15)%

      The total service margin has improved to 38% in the twelve months ended December 31, 2002 from 27% in the same period in 2001. This improvement is caused, in part, by an increase in the proportion of the higher margin maintenance revenue to total services revenue for the same periods. For the twelve months ended December 31, 2002, the maintenance business represented 56% of total service revenue and generated a margin of 73% while, for the twelve months ended December 31, 2001, the maintenance business represented 47% of total service revenue and generated a margin of 74%. Barring unforeseen circumstances, we expect maintenance margins to continue to improve slightly during 2003 as the number of customers subscribing to maintenance increases and we further leverage our technical support personnel as well as our e.Service web support site to resolve customer issues.

      The improvement in the 2002 consulting and education margins to (7)% in 2002 from (15)% in 2001 is a result of cost control efforts and improved utilization of consultants. This margin improvement was partially offset by the wind down of the content management business where the completion of consulting engagements for that business required additional use of third parties and yielded a loss. Cost of services for the year ended December 31, 2002 includes $3.7 million of costs associated with the content management business. As the utilization of consultants on non-revenue generating projects and activities focused on procuring new business decreases during 2003, barring unforeseen circumstances, we expect the margin improvement to continue and be positive in 2003. We expect that, barring unforeseen circumstances, costs associated with the content management business will continue to decline in 2003 and do not expect such costs to recur beyond the second quarter of 2003 when substantially all consulting, service and support contracts associated with that product line should end.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the twelve months ended December 31, 2002 decreased 21% to $73.1 million from $92.3 million for the same period in 2001. This decrease is primarily due to a 33% reduction in sales and marketing headcount between December 31, 2001 and December 31, 2002 as well as a reduction in marketing program expenditures. Approximately 45 sales and marketing employees were added through the acquisition of Vality, however these increases were more than offset by reductions to the total sales and marketing headcount, which was 245 at December 31, 2002, including 67 quota carrying sales representatives. Although headcount was reduced during 2002, our focus throughout the year was also to shift sales headcount to those regions with more revenue growth potential and to improve the sales productivity of our sales force. We believe that we have made significant progress in both these initiatives. Sales headcount may increase during 2003 depending on the revenue, productivity and growth levels that we may experience.

      Sales and marketing expenses for the twelve months ended December 31, 2002 include $0.8 million of costs associated with the content management business, which we do not expect to recur beyond 2002, barring unforeseen circumstances.

      Research and development expenses. Research and development expenses consist primarily of salaries, third-party project consulting and related overhead costs for product development. Development efforts during 2002 were focused on integrating the technology acquired from Vality, Torrent and Metagenix and creating major enhancements to our enterprise integration product suite. Research and development expense for the twelve months ended December 31, 2002 decreased 26%, or $8.5 million, to $24.0 million from $32.5 million for the same period in 2001. This decline is due primarily to a reduction of $5.4 million in amortization of goodwill and acquired workforce in the twelve months ended December 31, 2002 as compared to the same period of 2001. This reduction was a result of the implementation of SFAS 142 effective January 1, 2002 which eliminated the amortization of intangibles with indefinite lives. Additionally, total engineering headcount was reduced by 20% between December 31, 2001 and December 31, 2002. This headcount reduction relates to employees associated with the content management product line and is net of the addition of approximately 30 engineering employees in connection with the acquisition of Vality. These cost reductions were offset by increased net expense resulting from a reduction in the amount of internal software capitalized. We capitalized $2.0 million less in the twelve months ended December 31, 2002 as compared to the same period in the prior year as a result of reduced headcount costs and the timing and status of engineering projects during 2002 as compared to 2001. We will continue to focus our development efforts on Enterprise Integration products and expect a slight increase in research and development expenses in 2003.

      Research and development expenses for the twelve months ended December 31, 2002 included $3.1 million of costs associated with the content management business, which, barring unforeseen circumstances, we do not expect to recur past 2002.

      General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the twelve months ended December 31, 2002, general and administrative expenses increased 12% or $3.1 million to $28.5 million from $25.4 million for the same twelve months in 2001. The increase in general and administrative expenses experienced during the year is attributable to several factors. The entire year of 2002 included personnel and information technology infrastructure costs for a fully staffed and independent general and administrative function. In contrast, general and administrative expenses for the first three quarters of 2001 were ratably distributed over the Ascential Software business and the Informix Software business. In order to function independently, we were required to appropriately staff these functions and our corporate expenditures for audit and tax advisory fees, insurance costs, and similar services also increased resulting in an overall increase of administrative costs of $6.0 million compared to 2001. In addition, the twelve months ended December 31, 2002 includes an increase of $2.3 million in certain, primarily litigation and dispute-related, legal costs compared to the same period of the previous year. The increased costs in the twelve months ended December 31, 2002 are offset by a decline of $5.2 million in bad debt expense. Following the sale of assets related to our database business and during the segmentation of accounts receivable balances in connection with that sale, several Ascential Software accounts were identified which were deemed to be uncollectible. This segmentation process, combined with the termination of the i.Sell product resulted in an unusually high bad debt expense during 2001 of $7.7 million. While bad debt expense declined significantly during 2002, $1.6 million of the amount recorded in 2002 related to accounts associated with sales of content management products which became uncollectible as a result of the change in strategy for that product line during 2002. As a result of the reserves recorded for the content management product receivable and improvement in the collectibility of receivable balances due to increased transactions with Fortune 500 companies we reported DSO, or days sales outstanding, of 72 days at December 31, 2002 compared to 98 days at December 31, 2001. DSO is calculated by dividing accounts receivable net, as of the balance sheet date, by the quotient determined by dividing the current quarter’s net revenue by ninety days. Barring unforeseen circumstances, we expect that our bad debt expense will decline during 2003 as compared to 2002.

      As discussed above, we believe that the recording of the allowance for doubtful accounts is one of our critical accounting policies. The preparation of financial statements requires our management to assess the collectibility of our accounts receivables and make estimates of any allowances required with respect to doubtful accounts. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. We regularly review the adequacy of our allowance for doubtful accounts after considering the size of the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review any invoice greater than 90 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. For all invoices that are not specifically reserved, we maintain a reserve based on an estimate of potentially uncollectible receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

      General and administrative expenses for the twelve months ended December 31, 2002, included $2.2 million of costs associated with the content management business, principally bad debt expense. Barring unforeseen circumstances, we do not expect these costs to recur beyond 2002.

      Merger, realignment and other costs. These costs are discussed separately in section IV. Merger, Realignment and Other Charges — Ascential Software Corporation below.

      Write-off of acquired in-process research and development — Ascential Software. In connection with the Vality acquisition in April 2002, we recorded a charge of $1.2 million, or approximately 1% of the $98.3 million in total consideration and liabilities assumed, for in-process research and development costs (“IPRD”). The value allocated to the project identified as IPRD was charged to operations during the three months ended June 30, 2002.

      At the acquisition date, Vality’s in-process projects were WAVE, IRT and AUTO. The WAVE product provides capabilities to allow end users with extensive multinational files to easily invoke a single process to standardize, enhance and verify input address information using relevant postal reference files. The in-process WAVE project sought to produce a technical design that would allow the existing WAVES product to function on a new operating platform. The WAVE project was initiated in June 2001 and completed by the end of July 2002. At the acquisition date, IPRD was approximately 9% complete, based on costs expended to date and estimated costs to complete the product. We incurred $0.3 million of costs to complete this project, which was consistent with management’s estimate as of the acquisition date.

      The IRT project seeks to produce a new application protocol interface that will provide a new paradigm for the development and deployment of real time data quality applications on a new operating platform. The project was initiated in October 2001 and was completed by the end of July 2002. At the acquisition date, IPRD was approximately 4% complete based on costs expended to date and estimated costs to complete the project. We incurred another $0.3 million of costs to complete this project, which was consistent with management’s estimate as of the acquisition date.

      The AUTO project is intended to provide a learning engine that can generate new pattern action language rule sets with the use of advanced mathematical techniques. The AUTO project was initiated in April 2001 and at the date of the acquisition management estimated that the completion of the project would be accomplished by the end of November 2002. At the acquisition date, management had estimated that IPRD was approximately 25% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another $0.2 million of development costs in this product. Due to turnover of research and development personnel, management now estimates, barring unforeseen circumstances, that this project will be completed by the end of the second quarter of 2004 and we expect to invest approximately another $0.5 million into development in order to do so.

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

      The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD ranged from 40 to 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology.

      In connection with the Torrent acquisition in November 2001, we recorded a charge of $5.5 million, or 10.9% of the $50.7 million in total consideration and liabilities assumed, for IPRD. The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

      At the acquisition date, Torrent’s major in-process project was to add a new graphical user interface as well as additional features and functionality to an existing product. This technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

      At the date of the acquisition, management estimated that completion of the project would be accomplished by the end of February 2002. The initial development effort commenced in January 2001. At the acquisition date, IPRD was approximately 50% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another $1.3 million of development costs in this product. During 2002, we decided not to complete this project but instead to integrate Torrent’s products into our Enterprise Integration Suite.

      The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD was 35%, a premium over the estimated weighted-average cost of capital of 26%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. See Note 12 of Notes to Consolidated Financial Statements.

Costs and Expenses — Informix Software — Year ended December 31, 2002 and six months ended December 31, 2001

      The following table presents the costs and expenses of Informix Software for the year ended December 31, 2002 and the six months ended December 31, 2001:

	Year	Six Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Cost of software	$0.8	$0.8
Cost of services	—	1.1
Sales and marketing	—	2.0
Research and development	—	0.5
General and administrative	12.6	10.1
Merger, realignment and other charges	9.5	36.8

Total costs and expenses	$22.9	$51.3

      The costs and expenses for Informix Software for the twelve months ended December 31, 2002, excluding merger, realignment and other charges totaled $13.4 million. This amount included $9.1 million related to closing the operations of the general and administrative groups formerly located in our prior corporate headquarters that was relocated to Westborough, Massachusetts, including retention bonuses paid to terminated employees, $5.2 million in dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations, $1.1 million for information technology costs resulting from the separation of the businesses, and $0.8 million for the write-off of foreign value added taxes that are unrecoverable as a result of the sale of the database business assets. These transitional costs were offset by the reversal of $2.8 million that was not required to be paid due to a favorable resolution of the EXPO matter in Germany during the year. Barring unforeseen circumstances, these transitional costs are expected to decline significantly during 2003 to a relatively insignificant amount.

      The costs and expenses for Informix Software for the six months ended December 31, 2001 consist primarily of expenses resulting from the database operations in the Phase 2 countries and transitional database costs that are not expected to recur. The $10.1 million of general and administrative expenses for the six months ended December 31, 2001 consisted primarily of: (1) a $4.8 million charge recorded in respect of the actions filed with respect to the Unidata operations in Asia (see Note 13 of Notes to Consolidated Financial Statements) and (2) $3.2 million of salary and related costs for transitional employees and executives of the database business that did not join IBM subsequent to the IBM Transaction.

      Merger, realignment and other charges. Merger, realignment and other charges for Informix Software for the twelve months ended December 31, 2002 and December 31, 2001, respectively, are discussed below — see IV. Merger, Realignment and Other Charges — Ascential Software Corporation.

Costs and Expenses — Ascential Software Corporation (combined total of Informix Software and Ascential Software) — six months ended June 30, 2001 and 2000.

      As discussed above, separate costs and expense data for the Ascential Software and Informix Software operations is not available for 2000. Additionally, the total costs of the consolidated company decreased significantly after the sale of that business to IBM during the third quarter of 2001. Therefore the comparison of the expenses for these periods will be made on a consolidated basis by discussing the six months ended June 30, 2001 as compared to the same period in 2000. The following table depicts the costs and expenses for Ascential Software Corporation for the six months ended June 30, 2001 and 2000, and December 31, 2001 and 2000, and the years ended December 31, 2001 and 2000, respectively.

	Six Months Ended		Six Months Ended		Years Ended
	June 30,		December 31,		December 31,

	2001	2000	2001	2000	2001	2000

Cost of software	$25.8	$26.0	$8.5	$24.4	$34.3	$50.4
Cost of services	85.5	96.8	22.0	87.8	107.5	184.6
Sales and marketing	164.1	206.8	43.1	195.8	207.2	402.6
Research and development	71.9	87.0	15.1	79.1	87.0	166.1
General and administrative	54.6	45.9	27.0	54.1	81.6	100.0
Write-off of acquired research and development	—	—	5.5	—	5.5	—
Merger, realignment and other charges	5.6	50.1	48.8	76.7	54.4	126.8

Total costs and expenses	$407.5	$512.6	$170.0	$517.9	$577.5	$1,030.5

      Cost of software. Cost of software consists primarily of: (1) amortization of previously capitalized software development costs, any write-offs of previously capitalized software and amortization of acquired developed technology, (2) third-party royalties, and (3) distribution and documentation costs. During the six months ended June 30, 2001, cost of software decreased 1% to $25.8 million from $26.0 million from the same period in 2000. The decrease in 2001 was primarily due to a decrease in capitalized software amortization as certain database products became fully amortized during 2000. This decrease was partially offset by an increase in third-party royalties associated with increased license revenue from certain Ascential Software product offerings.

      Cost of services. Cost of services consists primarily of maintenance, consulting and training personnel expenses. Cost of services decreased 12% to $85.5 million for the six months ended June 30, 2001 when compared to the corresponding period in 2000. Service margins remained fairly consistent at 64% to 65% during the six months ended June 30, 2001 and 2000. The absolute dollar decrease in cost of services in 2001 was primarily due to cost containment actions that included headcount reductions as a result of the strategic realignment in the second half of 2000.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses decreased

21% to $164.1 million for the six months ended June 30, 2001 when compared to the same period in 2000. The decrease in 2001 was due primarily to a reduction in headcount and related overhead costs, as we reduced our cost profile in line with the reduction in revenue that we experienced. This cost reduction resulted from the realignment activities that we undertook during the second half of 2000. The decrease was also attributable to a significant reduction in advertising expenditures compared to the corresponding period in 2000. Sales and marketing expense declined as a percentage of revenue to 39% as compared to 42% in the corresponding period in 2000.

      Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for product development. Research and development expenses for the six months ended June 30, 2001 were $71.9 million, or 17% of net revenues, compared to $87.0 million, or 18% of net revenues, for the corresponding period in 2000. As a percentage of net revenues, research and development expenses remained fairly consistent at 17% to 18% due to the realization of cost containment efforts employed during 2001, which included headcount and overhead reductions resulting from the realignment in 2000.

      General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. General and administrative expenses increased 19% to $54.6 million for the six months ended June 30, 2001 when compared to the same period in 2000. The increase in 2001 was caused by increased bad debt and litigation related expenses offset by a decrease in employee-related costs. Bad debt expense was $5.3 million during the six months ended June 30, 2001 as a result of increased reserves against defaults by technology start-up companies and other companies experiencing the downturn in the general economic environment and also as a result of the reserves required due to the discontinuation of our i.Sell product during the first quarter of 2001. Litigation related expenses increased to $6.9 million in the six months ended June 30, 2001 primarily as a result of the charge that was recognized during the period in connection with the tentative settlement of the actions filed against the Unidata operations in Asia. We assumed these obligations as part of the merger with Ardent (see Note 13 of Notes to Consolidated Financial Statements). During the six months ended June 30, 2001, general and administrative expense increased as a percentage of revenue to 13% compared to 9% for the corresponding period in 2000.

IV.	Merger, Realignment and Other Charges — Ascential Software Corporation

      We have identified the recording of charges related to our merger, realignment and other activities as one of our critical accounting policies. Management’s judgment and estimates are required in determining the amount, timing and classification of these charges.

      We have recorded charges for facilities costs related to our merger, realignment and other activities in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Facilities costs relate to residual lease obligations and restoration costs for facilities that we have permanently vacated or planned to permanently vacate at December 31, 2002.

      We have recorded charges for severance and employment-related costs related to our merger, realignment and other activities in accordance with either EITF No. 94-3, or SFAS No. 112, Employers’ Accounting for Post-employment Benefits. We do not accrue for severance costs related to future terminations or a reduction-in-force that are recognized in accordance with SFAS No. 112 because the costs are not estimable.

Merger, realignment and other charges — year ended December 31, 2002

      During 2002, we recorded $23.7 million of merger, realignment and other charges of which $20.1 million will be paid in cash. The following table summarizes the components of these charges, distinguishing charges that relate to the ongoing Ascential Software business and those that relate to the Informix Software business sold in the IBM Transaction (in millions):

	Year Ended December 31, 2002

	Ascential	Informix
	Software	Software	Total

Severance and employment related costs:
Third quarter 2002 realignment	$6.8	$—	$6.8
Second quarter 2002 realignment	5.4	0.3	5.7
First quarter 2002 realignment	0.3	1.3	1.6
Third quarter 2001 realignment	(0.4)	—	(0.4)

Total severance and employment related costs	12.1	1.6	13.7

Facilities and equipment costs:
IBM Transaction	—	4.3	4.3
Third quarter 2002 realignment	0.3	2.7	3.0
Second quarter 2002 realignment	0.8	0.4	1.2
First quarter 2002 realignment	—	0.8	0.8
2000 strategic realignment	—	0.2	0.2
Other	—	(0.3)	(0.3)

Total facilities and equipment costs	1.1	8.1	9.2

Other:
Professional fees	0.4	—	0.4
Other exit costs	0.6	(0.2)	0.4

Total other	1.0	(0.2)	0.8

Total merger, realignment and other charges	$14.2	$9.5	$23.7

      The merger, realignment and other charges recorded during 2002 for Ascential Software and Informix Software are described below.

Ascential Software

      Severance and employment related costs. During 2002, we approved plans to realign our business operations to reduce costs, integrate Vality into our existing operations and terminate our content management product line. The approval of these plans resulted in a charge of $12.1 million in connection with a worldwide work force reduction of 298 employees. Our third quarter 2002 realignment plan included the termination of 159 employees, consisting of 142 employees to reduce overall infrastructure costs and 17 employees previously associated with our content management product line, and resulted in a charge of $6.8 million. Our second quarter 2002 realignment plan included the termination of 135 employees, consisting of 91 employees made redundant by the integration of Vality operations into our existing operations and 44 employees previously associated with our content management product line, and resulted in a charge of $5.4 million. Our first quarter of 2002 realignment plan included the termination of 4 employees in an effort to reduce costs by consolidating certain offices in Europe and resulted in a charge of $0.3 million. During 2002, we also reversed $0.4 million of costs associated with our third quarter 2001 realignment plan as certain employees terminated employment voluntarily.

      Facilities and equipment costs. Realignment plans approved in 2002 also resulted in a $1.1 million charge for facilities and equipment costs and primarily consisted of an $0.8 million charge in connection with our second quarter 2002 realignment plan for the impairment of computer equipment related to the termination of our content management product line.

      Other. These costs consisted of $0.6 million of other exit costs, including $0.3 million related to our third quarter 2002 realignment plan and $0.3 million related to our second quarter of 2002 realignment plan. Additionally, $0.4 million was incurred as part of our second quarter 2002 realignment plan for professional fees to terminate our content management product line.

      Expected Savings. Barring unforeseen circumstances, when completed, we expect that the realignment activities undertaken during 2002 should result in a reduction in our operating expenses by approximately $37.1 million on an annualized basis compared to the year ended December 31, 2001. This expected savings is comprised of $16.3 million in annual selling and marketing expenses, $10.3 million in annual costs of services, $6.5 million in annual research and development expenses and $4.0 million in annual general and administrative expenses. We estimate that approximately $33.3 million of the $37.1 million will be cash savings. We may record future merger, realignment, and other charges as we continue to assess the size of our infrastructure. We have also introduced certain additional cost cutting initiatives that, barring unforeseen circumstances, should result in future savings.

Informix Software

      Severance and employment related costs. During 2002, we approved plans to continue to eliminate costs from our Informix Software business that resulted in the termination of 39 employees and a charge of $1.6 million.

      Facilities and equipment costs. During 2002, we approved realignment plans that included revised estimates to exit facilities related to the IBM Transaction and write-off of abandoned fixed assets that resulted in a charge of $8.1 million. We recorded a charge of $4.3 million to revise estimates to exit facilities related to the IBM Transaction consisting of $9.3 million for the revision of reserve assumptions to reflect current market conditions and $2.0 million to assume additional leases, partially offset by $7.0 million related to the release from lease obligations of certain facilities. We recorded a charge of $2.7 million related to our third quarter 2002 realignment plan to write-off abandoned fixed assets primarily at vacated facilities. We recorded a charge of $0.4 million related to our second quarter 2002 realignment primarily for costs to manage facilities being exited. We also recorded a charge of $0.8 million related to our first quarter 2002 realignment plan for facility lease management and other lease obligation costs and $0.2 million related to our 2000 realignment plan for revised sublease assumptions due to a change in market conditions. During 2002 we reversed $0.3 million of costs related to the IBM Transaction, primarily for the refund of a facility deposit that had been reserved previously.

      Other. During 2002, we approved plans to eliminate costs from our Informix Software business that resulted in $0.2 million of charges for other exit costs and reversed $0.4 million related primarily to the Ardent merger since reserves were no longer required as obligations had been paid in full.

      Expected Savings. We do not expect that the realignment activities undertaken during 2002 will have a significant impact on future operating expenses as these activities primarily relate to the adjustment of reserves that were recorded in 2001.

Merger, realignment and other charges — year ended December 31, 2001

      During 2001, we recorded $54.4 million of merger, realignment and other charges of which $50.2 million will be paid in cash. The following table summarizes the components of these charges, distinguishing charges that relate to the ongoing Ascential Software business and those that relate to the assets of our database business sold in the IBM Transaction (in millions):

	Year Ended December 31, 2001

	Ascential	Informix
	Software	Software	Total

Severance and employment-related costs
Third quarter 2001 realignment	$10.1	$—	$10.1
2000 Strategic realignment	—	3.5	3.5

Total — Severance and employment-related charges	10.1	3.5	13.6

Facilities and Equipment costs
IBM Transaction	$—	$35.3	$35.3
2000 Strategic realignment/ Other	—	2.1	2.1

Total — Facilities and Equipment charges	—	37.4	37.4

Write-off of abandoned technology	1.9	—	1.9
Costs to exit database commitments	—	1.0	1.0
Professional fees and other	—	0.5	0.5

Total — merger, realignment and other charges	12.0	42.4	54.4

      The merger, realignment and other charges for Ascential Software and Informix Software recorded during 2001 are described below.

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

      The $1.9 million charge for the write-off of abandoned technology relates to our i.Decide product, which was discontinued as a result of the sale of the database business assets.

Informix Software

      In connection with the IBM Transaction, we recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities of the database business that were not required by either IBM or the Ascential Software business operations. This charge is comprised of a charge for the estimated residual lease obligations, a write-off related to leasehold improvements and other fixed assets at these abandoned facilities.

      As a result of the 2000 strategic realignment and prior merger and realignment activities, we also recorded charges of $3.5 million for severance and employment related costs, $2.1 million for facilities and equipment costs, $1.0 million to complete the exit from a commitment related to the database business and $0.5 million for ongoing professional fees related to the 2000 realignment.

Merger, realignment and other charges — year ended December 31, 2000

      During 2000, we recorded $126.8 million of merger, realignment and other charges of which $86.8 million was a cash charge. The components of the $126.8 million charge taken in 2000 are summarized below.

      During the six months ended December 31, 2000, we recorded a charge of $76.8 million principally to account for the actions undertaken to realign our operational structure into two separate companies and to refine our product strategy. Included in this charge was $40.9 million for severance and employment related costs, $32.0 million for the write-off of goodwill and intangible assets, $7.5 million for the closure of facilities and equipment costs, $4.0 million for costs to exit various commitments and programs, $2.5 million of miscellaneous other charges and a credit of approximately $10.1 million for adjustments recorded in order to reduce previously accrued merger and restructuring charges primarily for a decrease in estimated facility costs related to the acquisition of Ardent.(see Note 16 to the Notes to Consolidated Financial Statements).

      During the quarter ended March 31, 2000, we recorded a charge of $50.0 million associated with the acquisition of Ardent. Of this amount, approximately $10.1 million related to integration and transition costs incurred during the quarter ended March 31, 2000. Also included in the $50.0 million was approximately $39.9 million of accrued merger and restructuring costs which consisted of the following components: $14.5 million for financial advisor, legal and accounting fees related to the acquisition; $13.0 million for severance and employment related costs; $8.9 million for the closure of facilities and equipment costs; and $3.5 million for the write-off of redundant technology and other duplicate costs.

V.	Other Income (Expense) — Ascential Software Corporation

      The following table depicts the components of other income and expense for Ascential Software Corporation for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(in millions)
Interest income	$20.2	$24.1	$14.3
Interest expense	(0.1)	(0.2)	(0.5)
Gain on sale of database business, net of adjustments	3.0	865.7	—
Impairment of long-term investments	(2.2)	(10.2)	—
Other income, net	(0.9)	(0.9)	5.0

      Interest income — years ended December 31, 2002, 2001 and 2000. Interest income for the year ended December 31, 2002 was $3.9 million less than the amount for the same period in 2001. This is a result of an approximate 48% decline in average rates of return on cash as a result of the drop in interest rates that occurred during the year, however, this decline in interest rates is offset by our higher average cash and investment balances during 2002. Our cash and investment balances were 28% higher, on a quarterly average, for the year ended December 31, 2002 compared with the same period in 2001 because the proceeds from the IBM Transaction were not received until the third quarter of 2001. Additionally, interest income includes approximately $6.2 million in 2002 for interest accrued during the year on the $100.0 million holdback associated with the IBM Transaction (included in “Other current assets” at December 31, 2002) while only $3.0 million in interest accrued on the holdback during 2001. The balance due on the holdback and accrued interest was paid by IBM in January 2003, therefore the related interest income, which accrued at a rate of 6%, will not recur in 2003. Future interest on the holdback amount paid to us by IBM in January 2003, to the extent that it remains invested, will be earned at prevailing interest rates, which are currently much lower than 6% (see Note 14 to the Notes to Consolidated Financial Statements).

      Interest income increased to $24.1 million in 2001 from $14.3 million in 2000. The increase in 2001, when compared to 2000, was due to an increase in the average interest-bearing cash and short-term investment balances as a result of the proceeds received from the IBM Transaction as well as $3.0 million interest earned during 2001 on the holdback associated with the IBM Transaction.

      Interest expense — years ended December 31, 2002, 2001 and 2000. Interest expense decreased to $0.1 million for 2002 when compared to 2001 due to a decrease in interest charges on capital lease payments. Interest expense decreased by $0.3 million for 2001 when compared to 2000 also primarily due to a decrease in interest charges on capital lease payments.

      Gain on sale of database business, net of adjustments — years ended December 31, 2002, 2001 and 2000. During the quarter ended September 30, 2001, we completed the IBM Transaction. In connection with this sale of our database business assets to IBM, a gain of $865.7 million was recorded in the year ended

December 31, 2001. During 2002, we recorded a net increase of $3.0 million to the gain on sale of database business. The $3.0 million net increase was comprised of a $7.3 million increase due to the completion of the final audit of the working capital transferred to IBM partially offset by a $3.2 million payment to IBM to resolve informal matters raised by IBM related to the IBM Transaction, a $0.9 million decrease for administrative and professional fees required to dissolve subsidiaries rendered as inactive as a consequence of the IBM Transaction and a $0.2 million decrease related to adjustments to the working capital transferred to IBM.

      Impairment of long-term investments — years ended December 31, 2002, 2001 and 2000. We assess the valuation of our strategic equity investments on a quarterly basis to determine whether there has been a decline in the carrying amount of the investment that is other-than-temporary. We have established criteria that we use in this determination as follows: (1) whether the value of an investment has declined below its adjusted cost; (2) whether the decline in value of an investment below its adjusted cost is other-than-temporary; and (3) the amount of any realized loss that should be recorded. As a result of our quarterly assessments, we realized a loss of $2.2 million during 2002 and $10.2 million during 2001 for declines in value that were considered other-than-temporary. There were no corresponding losses recorded in 2000.

      As of December 31, 2002, the remaining book value of long-term investments was approximately $1.0 million. Due to the rapid changes occurring in the business sectors in which our strategic investments operate, additional impairment charges are possible in the future.

      Other, net — years ended December 31, 2002, 2001 and 2000. Other, net for the year ended December 31, 2002 totaled a loss of $0.9 million. The most significant contributing factors consisted of $4.0 million in net foreign exchange losses related principally to the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the U.S. Dollar, primarily Argentina, Mexico and Brazil, $0.5 million in net realized gains on short-term investments and $2.7 million in income from the proceeds received in connection with the favorable outcome of litigation during the year (see Note 13 of Notes to Consolidated Financial Statements). For 2001, other expense included approximately $4.5 million of net foreign currency transaction losses offset primarily by $1.6 million of rent on subleased facilities in excess of our obligations to landlords, a gain of approximately $0.8 million on the cash surrender value of life insurance policies and $0.4 million of net realized gains on the sale of a long-term investment. For 2000, other income included approximately $2.9 million of net realized gains on the sale of long-term investments and approximately $1.3 million of tax refunds received in China. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but which are no longer required for our ongoing operations. As these subsidiaries become substantially liquidated, the translation adjustment that has accumulated on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense. In addition, we are currently reducing our operations in Latin America.

VI. Income Taxes — Ascential Software Corporation

	Years Ended December 31,

	2002	2001	2000

Income (loss) before income taxes	$(81.4)	$782.3	$(82.3)
Income tax expense (benefit)	(17.8)	157.4	16.0
Effective tax rate	21.9%	20.1%	(19.4)%

      During 2002, we realized a tax benefit on losses generated at a rate that was less than the statutory rate of approximately 40%. This was due to the impact of the U.S. alternative minimum tax on the carry-back of U.S. net operating losses and the impact of income taxes and withholding taxes owed in foreign jurisdictions. Income tax expense in 2001 was primarily attributable to taxable gains in the United States and foreign jurisdictions resulting from the gain from the IBM Transaction. The income tax expense on the gain resulting from the IBM Transaction was calculated after the utilization of net operating loss carryforwards that were previously fully reserved. Income tax expense in 2000 resulted primarily from foreign withholding taxes and taxable earnings in certain foreign jurisdictions.

Liquidity and Capital Resources — Ascential Software Corporation

      Our cash and cash equivalents (“Cash”) and short-term investments totaled $504.8 million at December 31, 2002 and consisted of $216.6 million in Cash and $288.2 million of short-term investments. At December 31, 2001, Cash and short-term investments totaled $758.6 million and consisted of $489.3 million in Cash and $269.3 million of short-term investments. The $253.8 million decrease in Cash and short-term investments for the year ended December 31, 2002 consisted of net cash payments of $114.5 million related to acquisitions and technology investments, net cash payments of $71.5 million for financing activities, net cash payments of $41.1 million related to merger, realignment and other costs and the IBM Transaction, and net cash payments of $26.7 million related to other uses. The net cash payments of $114.5 million related to acquisitions and technology investments consisted of $94.2 million to acquire Vality, $6.5 million of capitalized software development costs, $6.3 million of payments accrued in 2001 to acquire Torrent, $4.5 million to acquire technology from Metagenix and $3.0 million primarily related to the acquisition of computer equipment and software. The net cash payments of $71.5 million for financing activities consisted of $74.1 million to repurchase 26.5 million shares of our Common Stock partially offset by $2.6 million of proceeds received through the issuance of 1.7 million shares of our Common Stock primarily for options exercised and for purchases related to our employee stock purchase plan. The net cash payments of $41.1 million related to merger, realignment and other costs and the IBM Transaction consisted of $39.6 million of payments related to our merger and realignment activities, $9.3 million of payments related to accrued IBM Transaction costs, and $3.2 million of payments to resolve informal matters raised by IBM related to the IBM Transaction, partially offset by $11.0 million of proceeds from the sale of the assets of our database business to IBM. The net cash payments of $26.7 million related to other uses consisted of $22.4 million of payments to fund our operating loss and the payment of $15.8 million in connection with the resolution of several disputes, including outstanding matters related to our Informix Software business partially offset by $8.3 million from the effect of exchange rates on Cash, and $3.2 million from cash generated by short-term investments.

      In January 2003, we received $109.3 million from IBM, related to the IBM Transaction, that consisted of a $100.0 million holdback plus $9.3 million of interest on the holdback (see Note 14 in the Notes to Consolidated Financial Statements).

      We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the year ended December 31, 2002, capital expenditures totaled $3.0 million.

      As of December 31, 2002, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe that we will have sufficient resources to continue to fund repurchases of common stock under the announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction in addition to current and future restructuring initiatives.

      The following table presents our contractual obligations as of December 31, 2002 (in millions):

Payments Due By Period

		Less Than			After 5
Contractual Obligations	Total	1 Year	1–3 Years	4–5 Years	Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	45.7	14.1	18.0	9.4	4.2
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$45.7	$14.1	$18.0	$9.4	$4.2

      Obligations under operating leases exclude $58.9 million of minimum lease payments for a 200,000 square foot facility in Santa Clara, California that we leased in November 1996. We assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997. We remain contingently liable for minimum lease payments through March 2013 under this assignment that are included in the table below.

      The following table presents our other commercial commitments as of December 31, 2002 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			Over 5
Other Commercial Commitments	Total	1 Year	1–3 Years	4–5 Years	Years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	1.3	—	—	0.7	0.6
Guarantees	58.9	5.0	10.5	11.2	32.2
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total contractual cash obligations	$60.2	$5.0	$10.5	$11.9	$32.8

      In May 2002, we entered into a standby letter of credit that expires by May 2006 and guarantees $0.7 million of potential tax payments related to certain payments made to one of our former officers. These potential tax payments, which have been fully reserved, relate to severance paid to that former officer in accordance with a change in control agreement that was triggered as part of the IBM Transaction. Payment under the standby letter of credit would be due upon final assessment of this tax liability. In addition, we were also required to enter into standby letters of credit to guarantee approximately $0.6 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from our bank if we were to default on our lease payment obligations.

      Our Cash and short-term investments totaled $758.6 million at December 31, 2001. This represented an increase of $541.6 million from $217.0 million at December 31, 2000, which was primarily the result of $888.4 million in proceeds received from the IBM Transaction (see Note 14 of Notes to Consolidated Financial Statements) offset by stock repurchases of $143.0 million, income tax payments of $67.6 million, the purchase of Torrent for $44.1 million and a cash payment of $26.2 million in connection with the settlement of our private securities litigation (see Note 13 of Notes to Consolidated Financial Statements). During 2001, capital expenditures totaled $17.7 million. As of December 31, 2001, we did not have any significant long-term debt or significant commitments for capital expenditures.

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

      Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2002, the fair value of the portfolio would decline by approximately $1.0 million. Although we intend to utilize our fixed income investments to fund operations and acquisitions as needed, we currently have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of potential near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

      Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10% would have an impact of $0.1 million on the value of these securities in 2002.

      Foreign Currency Exchange Rate Risk. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of inter-company accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As these contracts are not designated as hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Latin America, Eastern Europe, and Asia/ Pacific where there are limited forward foreign currency exchange markets and thus we may have un-hedged exposures in these currencies.

      Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and our implementation of a revised pricing structure. In addition, we cannot predict the effect of exchange rate fluctuations on our future operating results because of the length of our average sales cycle which depends on a number of factors including the level of competition and the size of the transaction. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurances that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

      The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount), the weighted average contractual foreign currency exchange rates and fair value. Fair value represents the difference in value of the contracts at the market forward rate at December 31, 2002 and the forward contract rate. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2002, we had accrued, as a component of accrued liabilities on our consolidated balance sheet, a loss of $1.7 million related to the fair market value of forward currency contracts that had closed as of December 31, 2002 but were not settled until January 3, 2003.

Forward Contracts

	Weighted Average

	Contract	Contract
At December 31, 2002	Amount	Rate	Fair Value

	(In thousands)		(In thousands)
Forward currency to be sold under contract:
Euro Dollar	$10,247	1.042	—
Australian Dollar	6,246	0.558	—
New Taiwan Dollar	5,341	34.830	—
Thailand Bhat	3,228	43.490	—
Korean Won	3,207	1,208.500	—
Swiss Franc	3,318	1.389	—
Singapore Dollar	2,517	1.737	—
South African Rand	3,252	8.965	—
Japanese Yen	1,244	118.550	—
Norwegian Krona	1,649	7.035	—
New Zealand Dollar	1,143	0.517	—
Brazilian Pesos	1,848	3.625	—
Other (individually less than $1 million)	923	*	—

Total	$44,163		—

Forward currency to be purchased under contract:
British Pound	$29,154	1.599	—
Other (individually less than $1 million)	733	*	—

Total	$29,887		—

Grand Total	$74,050		—

*	Not material

Recent Accounting Pronouncements

      See Note 1 of Notes to Consolidated Financial Statements.

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

      Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds of the sale of our database business assets to IBM. At December 31, 2002, as a result of the IBM Transaction and our continuing operations, we held approximately $504.8 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will increase stockholder value.

If we are unable to increase revenue from, and expand the market share of our products, our financial results will be materially adversely affected.

      If we do not increase sales of our enterprise data integration products, our financial results will be materially adversely affected. Our revenue is derived almost entirely from our core data integration products: DataStage, INTEGRITY, and MetaRecon. In order to increase revenues and grow our business, we must be able to increase sales of these products and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our data integration product offerings and related services and that new customers will choose our solutions over our competitors’ product offerings.

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

      We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the enterprise data integration business include in-house customer programming for extracting and delivering data and vendors of ETL products that address that part of the data integration problem, such as ETI, Informatica, Hummingbird and Sagent. Principal data profiling competitors include Avellino, and Evoke. Principal data quality competitors include Firstlogic, Innovative systems, Group One and Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

Competition may affect the pricing of our products or services and changes in product mix may occur, either of which may reduce our profit margins.

      Existing and future competition or changes in our product or service offerings or pricing could result in an immediate reduction in the prices of our products or services. In addition, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and training, could materially adversely affect our operating results for future periods. In addition, the pricing strategies of competitors in the software industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

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

•	Changes in demand for our products and services, including changes in growth rates in the software industry as a whole and in the enterprise data integration market,

•	The size, timing and contractual terms of large orders for our software products and services,

•	Possible delays in or inability to recognize revenue as the result of revenue recognition rules,

•	The budgeting cycles of our customers and potential customers,

•	Any downturn in our customers’ businesses, in the domestic economy or in international economies where our customers do substantial business,

•	Changes in our pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors, or other factors,

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services,

•	Unexpected needs for capital expenditures or other unanticipated expenses,

•	Changes in the mix of revenues attributable to domestic and international sales, and

•	Seasonal fluctuations in buying patterns.

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of revenues for succeeding periods.

      Our deferred revenue was $17.7 million as of December 31, 2002. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

Our common stock has been and likely will continue to be subject to substantial price and volume fluctuations that may prevent stockholders from reselling their shares at or above the prices at which they purchased their shares.

      Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares at or above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies’ businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, including threats of terrorism, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly for a number of reasons, including:

•	Market uncertainty about our business prospects or the prospects for the enterprise data integration market,

•	Revenues or results of operations that do not meet or exceed analysts’ and investors’ expectations,

•	The introduction of new products or product enhancements by us or our competitors,

•	Any challenges integrating people, operations or products associated with recent acquisitions,

•	General business conditions in the software industry, the technology sector, or in the domestic or international economies, and

•	Uncertainty and economic instability resulting from terrorist acts and other acts of violence or war.

Our financial success depends upon our ability to maintain and leverage relationships with strategic partners.

      We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. Our ability to increase the sales of our products and our future success depends in part upon maintaining and increasing relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators, resellers and distributors in the United States and abroad. Further, we have become more reliant upon resellers in international areas in which we do not have a direct sales team. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. In addition, our strategic partners may acquire businesses or product lines that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products. If our strategic partners do not devote adequate resources for implementation of our products and services, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop and support these relationships.

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

      Despite efforts to manage foreign exchange risk, our hedging activities may not adequately protect us against the risks associated with foreign currency fluctuations, particularly in hyper-inflationary countries where hedging is not available or practical. As a consequence, we may incur losses in connection with fluctuations in foreign currency exchange rates. Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we take into account changes in exchange rates in our pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and our implementation of a revised pricing structure.

      Accordingly, we may have substantial pricing exposure as a result of foreign exchange volatility during the period between pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. We have a foreign exchange hedging program that is intended to hedge the value of inter-company accounts receivable or inter-company accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed.

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

      Our product development efforts will continue to require substantial financial and operational investment. We may not be able to internally develop new products and services quickly enough to respond to market forces. As a result, we may have to acquire technology or access to products or services through mergers and acquisitions, investments and partnering arrangements, any of which may require us to use significant financial resources. Alternatively, we may not be able to forge partnering arrangements or strategic alliances on satisfactory terms, or at all, with the companies of our choice.

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

      International sales represent approximately 45% of our total revenue. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

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

      Despite such precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In addition, we have licensed the source code of our products to certain customers under certain circumstances and for restricted uses. We also have entered into source code escrow agreements with a number of our customers that generally require release of our source code to the customer in the event of bankruptcy, insolvency, or discontinuation of our business or support of a product line, in each case where support and maintenance of the product line is not assumed by a third party. We may also be unable to protect our technology because:

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

Our software may have defects and errors, which may lead to a loss of revenue or product liability claims.

      Software products are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release then potential customers may delay or forego purchases; our reputation in the marketplace may be damaged; we may incur additional service and warranty costs; and we may have to divert additional development resources to correct the defects and errors. If any or all of the foregoing occur, we may lose revenues or incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

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

The loss of our rights to use software licensed to us by third parties could harm our business.

      In order to provide a complete product suite, we occasionally license software from third parties, and sub-license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology that may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

We have substantial real estate lease commitments for unoccupied space and restoration obligations, and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected.

      We are party to real estate leases for approximately 295,000 square feet that are unoccupied. At December 31, 2002, we have a restructuring reserve of $14.2 consisting of $12.3 million for lease obligations and $1.9 million for restoration costs related to the disposition of this space as of December 31, 2002. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $11.6 million of sublease income relating to this space, $2.8 million for properties already sublet and $8.8 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $6.1 million resulting from additional restructuring costs.

Our inability to rely on the statutory “safe harbor” as a result of the settlement of the Securities and Exchange Commission investigation could harm our business.

      Effective January 11, 2000, we entered into a settlement with the SEC as a result of an investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public

Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

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

      As a consequence of the issuance of the January 2000 order, we were not, for the three year period expiring on January 11, 2003, able to rely on the “safe harbor” for forward-looking statements contained in the federal securities laws. The “safe harbor,” among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws pertaining to that three year period, our legal position in the litigation could be materially adversely affected by our inability to rely on the “safe harbor” provisions for forward-looking statements.

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

      Also, as a result of terrorism or for other reasons, the United States may enter into an armed conflict that could have a further impact on our sales and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also negatively impact our business generated in those regions. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “Disclosures About Market Rate Risk.”

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

      Certain information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of the Registrant.” The remaining information required by Item 10 of this Form 10-K is incorporated by reference to our definitive proxy statement.

Item 11.	Executive Compensation

      The information required by Item 11 of this Form 10-K is incorporated herein by reference to our definitive proxy statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive proxy statement is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 of this Form 10-K is incorporated herein by reference to our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 of Form 10-K is incorporated herein by reference to our definitive proxy statement under the section captioned “Certain Relationships and Related Transactions.”

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following are filed as a part of this Annual Report and included in Item 8:

      1.     Financial Statements

      2.     Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

      3.     Exhibits

Exhibit
No.	Exhibit Title

3.1(2)	Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
3.3(18)	Certificate of Designation of Series B Convertible Preferred Stock
4.1(3)	First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
4.2(3)	Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
4.3(4)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Registrant and EquiServe Trust Company, N.A.
10.1(5)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Gyenes
10.2(5)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Fiore
10.3(5)	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Registrant and Robert C. McBride
10.4(5)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Jason Silvia
10.5(1)	Form of Indemnity Agreement to which the Registrant is a party with each of its directors and executive officers
10.6(6)	1989 Outside Directors Stock Option Plan
10.7(7)	Amendment to the 1989 Outside Directors Stock Option Plan
10.8(8)	Form of Nonqualified Stock Option Agreement under the Registrant’s 1989 Outside Director’s Stock Option Plan
10.9(9)	1986 Stock Option Plan, as amended
10.10(10)	1994 Stock Option and Award Plan
10.11(7)	Form of Stock Option Agreement and Performance Award Agreement under the Registrant’s 1994 Stock Option and Award Plan
10.12(10)	Form of Nonqualified Stock Option Agreement under the Registrant’s 1994 Stock Option Plan

Exhibit
No.	Exhibit Title

10.13(11)	1997 Employee Stock Purchase Plan
10.14(8)	Enrollment/ Change Form under the Registrant’s 1997 Employee Stock Purchase Plan
10.15(7)	1997 Non-Statutory Stock Option Plan and form of Stock Option Agreement thereunder
10.16(12)	1998 Non-Statutory Stock Option Plan, as amended
10.17(17)	Part-Time Employment and Transition Agreement between the Registrant and Peter Gyenes
10.18(14)	Offer of Employment Letter, dated July 31, 2000, between the Registrant and Peter Gyenes
10.19(15)	Settlement Agreement, effective January 11, 2000, between the Registrant and the Securities and Exchange Commission
10.20(2)	Offer of Employment Letter, dated June 13, 2001, between the Registrant and Robert C. McBride
10.21(2)	Lease, dated May 3, 1994, between VMark Software, Inc. and 50 Washington Street Associates L.P. for office space at 50 Washington Street, Westborough, Massachusetts
10.22(2)	Amendment of Lease, dated March 27, 1998, between Ardent Software, Inc. (formerly VMark Software, Inc.) and Fifty Washington Street Limited Partnership for office space at 50 Washington Street, Westborough, Massachusetts
10.23(2)	Agreement, dated March 12, 2001, among the Registrant, Informix Software, Inc., Ascential Software, Inc. and Fifty Washington Street Limited Partnership regarding Lease for office space at 50 Washington Street, Westborough, Massachusetts
10.24(16)	Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation
10.25(2)	Change of Control and Severance Agreement, dated as of June 21, 2001, between the Registrant and Robert C. McBride
10.26(2)	Offer of Employment Letter, effective July 25, 2001, between the Registrant and Scott Semel
10.27(2)	Form of Offer of Employment Letter for officers of the Registrant
10.28(13)	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated
10.29(1)	Stock Option Agreement, dated October 17, 2002, between the Registrant and Peter Gyenes
10.30(1)	Amended and Restated 1998 Non-Statutory Stock Option Plan
21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of KPMG LLP, Independent Auditors
24.1	Power of Attorney (set forth on signature page)
99.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference to exhibits filed with the Registrant’s annual report on Form 10-K filed with the Commission on April 1, 2002 (File No. 000-15325)

(3)	Incorporated by reference to exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A/ A filed with the Commission on September 3, 1997

(4)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registrant’s Registration Statement on Form 8-A/ A filed with the Commission on May 1, 2002

(5)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002 (File No. 000-15325)

(6)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 33-31116)

(7)	Incorporated by reference to exhibits filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 31, 1998 (File No. 000-15325)

(8)	Incorporation by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-43991)

(9)	Incorporated by reference to exhibits filed with Registrant’s Registration Statements on Form S-8 (File Nos: 33-22862, 33-31117 and 33-50610)

(10)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-31369)

(11)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-31371)

(12)	Incorporated by reference to exhibits filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 23, 2001 (File No. 000-15325)

(13)	Incorporated by reference to exhibits filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2002 (File No. 000-15325)

(14)	Incorporated by reference to exhibits filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2000 (File No. 000-15325)

(15)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2000 (File No. 000-15325)

(16)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 10, 2001 (File No. 000-15325)

(17)	Incorporated by reference to exhibits filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2000 (File No. 000-15325)

(18)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K filed with the Commission on December 4, 1997 (File No. 000-15325)

      (b) Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westborough, Commonwealth of Massachusetts, on the 27th day of March 2003.

ASCENTIAL SOFTWARE CORPORATION

By:	/s/ PETER GYENES

Peter Gyenes
Chief Executive Officer and
Chairman of the Board of Directors

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter Gyenes and Robert McBride and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on behalf of the Registrant by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER GYENES Peter Gyenes	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2003

/s/ ROBERT C. MCBRIDE Robert C. McBride	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003

/s/ ROBERT M. MORRILL Robert M. Morrill	Director	March 27, 2003

/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	March 27, 2003

/s/ DAVID J. ELLENBERGER David J. Ellenberger	Director	March 27, 2003

/s/ WILLIAM J. WEYAND William J. Weyand	Director	March 27, 2003

CERTIFICATIONS

I, Peter Gyenes, certify that:

1. I have reviewed this annual report on Form 10-K of Ascential Software Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER GYENES

Peter Gyenes
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 27, 2003

I, Robert C. McBride, certify that:

1. I have reviewed this annual report on Form 10-K of Ascential Software Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT C. MCBRIDE

Robert C. McBride
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2003

ASCENTIAL SOFTWARE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      1.     Financial Statements

      2.     Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders —

Ascential Software Corporation

      We have audited the accompanying consolidated balance sheets of Ascential Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed at S-1. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascential Software Corporation and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Boston, Massachusetts

January 29, 2003

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets
Cash and cash equivalents	$216,551	$489,307
Short-term investments	288,199	269,336
Accounts receivable, net	27,112	29,588
Receivable from sale of the database business	109,200	—
Recoverable income taxes	17,448	19,261
Deferred taxes	—	20,832
Other current assets	13,688	30,690

Total current assets	672,198	859,014

Property and equipment, net	5,427	11,687
Software costs, net	14,124	14,919
Long-term investments	966	1,782
Goodwill	162,670	68,158
Intangible assets, net	11,070	7,247
Deferred taxes	28,515	—
Other assets	11,280	13,933
Receivable from sale of database business	—	103,000

Total assets	$906,250	$1,079,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,136	$11,681
Accrued expenses	23,137	52,344
Accrued employee compensation	14,861	19,527
Income taxes payable	98,916	93,482
Deferred revenue	17,666	12,055
Accrued merger, realignment and other charges	15,698	35,066
Deferred taxes	33,171	—
Other current liabilities	479	7,079

Total current liabilities	212,064	231,234

Deferred taxes	—	28,710
Commitments and contingencies (note 8)
Stockholders’ equity
Preferred stock, par value $.01 per share — 5,000,000 shares authorized, 350,000 shares issued, and none outstanding at both December 31, 2002 and December 31, 2001.	—	—
Common stock, par value $.01 per share — 500,000,000 shares authorized; 265,445,000 and 263,792,000 shares issued and outstanding at December 31, 2002 and 2001	2,655	2,638
Additional paid-in capital	600,522	596,328
Treasury stock, 33,971,000 and 7,437,000 shares at December 31, 2002 and 2001, at cost	(99,626)	(25,464)
Retained earnings	202,243	265,816
Deferred compensation	(235)	(549)
Accumulated other comprehensive loss	(11,373)	(18,973)

Total stockholders’ equity	694,186	819,796

Total Liabilities and Stockholders’ Equity	$906,250	$1,079,740

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net revenues
Licenses	59,611	$211,736	404,421
Services	53,407	269,596	524,898

	113,018	481,332	929,319
Costs and expenses
Cost of software	18,350	34,271	50,422
Cost of services	33,089	107,537	184,581
Sales and marketing	73,080	207,259	402,569
Research and development	24,044	87,005	166,076
General and administrative	41,054	81,561	100,027
Write-off of acquired research and development	1,170	5,500	—
Merger, realignment and other charges	23,669	54,359	126,828

	214,456	577,492	1,030,503

Operating loss	(101,438)	(96,160)	(101,184)
Other income (expense)
Interest income	20,194	24,119	14,339
Interest expense	(84)	(172)	(454)
Gain on sale of database business	3,040	865,675	—
Impairment of long-term investments	(2,187)	(10,190)	—
Other, net	(929)	(972)	5,002

Income (loss) before income taxes	(81,404)	782,300	(82,297)
Income tax expense (benefit)	(17,831)	157,352	16,018

Net income (loss)	(63,573)	624,948	(98,315)
Preferred stock dividend	—	—	(191)

Net income (loss) applicable to common stockholders	(63,573)	624,948	(98,506)

Net income (loss) per common share
Basic	(0.26)	2.25	(0.34)

Diluted	(0.26)	2.20	(0.34)

Shares used in per share calculations
Basic	247,724	277,490	286,138

Diluted	247,724	284,335	286,138

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Cash flows from operating activities
Net income (loss)	$(63,573)	$624,948	$(98,315)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
License fees received in advance	—	(8,413)	(34,506)
Depreciation and amortization	10,013	25,730	54,471
Amortization of capitalized software	6,557	14,561	21,692
Write-off of long-term investments	2,188	10,190	—
Write-off of capitalized software	5,200	—	—
Write-off of acquired research and development	1,170	5,500	—
Class action settlement payment	—	(26,200)	—
Foreign currency transaction losses	1,561	4,332	1,012
Gain on sales of available for sale securities	—	(439)	(2,895)
Loss on disposal of property and equipment	800	162	4,848
Deferred tax (expense) benefit	(6,252)	6,847	8,257
Provisions for losses on accounts receivable	2,426	12,039	8,338
Merger, realignment and other charges	23,669	54,359	126,828
Gain on sale of database business	(3,040)	(865,675)	—
Stock-based employee compensation	245	498	531
Changes in operating assets and liabilities, net of impact of acquisitions and disposals:
Accounts receivable	396	37,650	9,339
Other current assets	7,513	(40,063)	14,293
Accounts payable, accrued expenses and other liabilities	(81,025)	(15,780)	(88,541)
Deferred maintenance revenue	1,662	10,616	(10,873)

Net cash and cash equivalents provided by (used in) operating activities	(90,490)	(149,138)	14,479

Cash flows from investing activities
Investments of excess cash:
Purchases of available-for-sale securities	(552,994)	(407,853)	(125,841)
Maturities of available-for-sale securities	341,364	137,700	87,145
Sales of available-for-sale securities	195,965	88,893	53,363
Purchases of non-marketable equity securities	—	—	(5,500)
Proceeds from sales of equity securities	—	1,439	5,130
Purchases of property and equipment	(2,950)	(17,716)	(44,616)
Proceeds from disposal of property and equipment	—	310	166
Proceeds from sale of database business	11,000	888,400	—
Additions to software costs	(10,962)	(11,395)	(32,782)
Business combinations, net of cash acquired	(100,473)	(37,768)	—
Other, net	—	(1,362)	668

Net cash and cash equivalents provided by (used in) investing activities	(119,050)	640,648	(62,267)

Cash flows from financing activities
Advances from customers	—	3,418	10,733
Proceeds from issuance of common stock, net	2,638	13,307	37,204
Acquisition of common stock	(74,162)	(143,023)	(33,722)
Payments for structured settlements with resellers	—	—	(152)
Principal payments on capital leases	—	(49)	(1,853)

Net cash and cash equivalents (used in) provided by financing activities	(71,524)	(126,347)	12,210

Effect of exchange rate changes on cash and cash equivalents	8,308	(4,276)	(6,120)

Increase (decrease) in cash and cash equivalents	(272,756)	360,887	(41,698)
Cash and cash equivalents at beginning of year	489,307	128,420	170,118

Cash and cash equivalents at end of year	$216,551	$489,307	$128,420

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Shares to be
					Issued					Retained		Other
	Preferred Stock				for Litigation					Earnings		Compre-
	Series B		Common Stock		Settlement		Additional	Treasury Stock		(Accu-	Deferred	hensive
							Paid-In			mulated	Com-	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit)	pensation	(Loss)	Totals

Balances at December 31, 1999	7	$—	276,574	$2,766	—	$61,228	$632,536	(980)	$(2,966)	$(260,817)	$—	$(6,528)	$426,219

Net loss										(98,315)			(98,315)
Other comprehensive income												(13,117)	(13,117)
Retirement of Ardent treasury stock			(980)	(10)			(2,956)	980	2,966				—
Exercise of stock options			7,222	72			26,265						26,337
Common stock issued under employee stock purchase plan			2,043	21			9,692						9,713
Reversal of tax benefit arising from early disposition of stock options							(488)						(488)
Exercise of warrants to purchase common stock			412	4			1,068						1,072
Stock-based compensation expense resulting from stock options							531						531
Repurchase and retirement of common stock			(6,400)	(64)			(33,658)						(33,722)
Repurchase and retirement of unvested Cloudscape options and founder’s stock			(139)	(1)			(37)						(38)
Repayment of Cloudscape shareholder loans							120						120
Conversion of Series B to common stock	(7)	—	1,631	16			(16)						—
Accrual of 5% cumulative preferred dividends on Series B							(191)						(191)

Balance at December 31, 2000	—	$—	280,363	$2,804	—	$61,228	$632,866	—	$—	$(359,132)	$—	$(19,645)	$318,121

Net income										624,948			624,948
Other comprehensive income												672	672
Exercise of stock options			2,517	25			8,773						8,798
Common stock issued under employee stock purchase plan			1,427	14			4,495						4,509
Tax benefit from issuances under employee stock benefit plans							26,928						26,928
Stock-based compensation expense resulting from stock options							4,944						4,944
Repurchase of common stock								(33,999)	(143,023)				(143,023)
Retirement of common stock			(26,562)	(266)			(117,293)	26,562	117,559				—
Repurchase and retirement of unvested Cloudscape options and founder’s stock			(10)	—			(3)						(3)
Cash payment for Litigation Settlement							(26,200)						(26,200)
Shares issued in Litigation Settlement			6,057	61		(61,228)	61,167						—
Deferred compensation as a result of the Torrent acquisition											(549)		(549)
Fair value of stock options exchanged in Torrent acquisition							651						651

Balance at December 31, 2001	—	$—	263,792	$2,638	—	$—	$596,328	(7,437)	$(25,464)	$265,816	$(549)	$(18,973)	$819,796

Net loss										(63,573)			(63,573)
Amortization of deferred compensation											314		314
Other comprehensive income												7,600	7,600
Exercise of stock options			592	6			1,243						1,249
Common stock issued under employee stock purchase plan			761	8			1,378						1,386
Tax benefit from issuances under employee stock benefit plans							586						586
Stock issued to former Vality Chief Executive Officer under restricted stock agreement			300	3			987						990
Repurchase of common stock								(26,534)	(74,162)				(74,162)

Balance at December 31, 2002	—	$—	265,445	$2,655	—	$—	$600,522	$(33,971)	$(99,626)	$202,243	$(235)	$(11,373)	$694,186

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

      Organization and Operations. Ascential Software Corporation (“Ascential” or the “Company”) was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for a purchase price of $1.0 billion in cash (the “IBM Transaction” — see Note 14 of these Notes to Consolidated Financial Statements). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

      Ascential is a global provider of enterprise integration software and services. Ascential designs, develops, markets and supports enterprise integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. The Company also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

      The principal geographic markets for the Company’s products are North America, Europe, Asia/ Pacific, and Latin America. Customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

      Basis of Presentation. The consolidated financial statements have been prepared to give retroactive effect to the acquisition of Ardent Software Inc. (“Ardent”) on March 1, 2000. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the year ended December 31, 2000, have been restated as if Ardent and the Company had always been combined.

      Use of Estimates. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value and useful lives of goodwill and intangible assets, net realizable value and useful lives of capitalized software costs, property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management’s estimates.

      Principles of Consolidation. The consolidated financial statements include the accounts of Ascential Software Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      Foreign Currency Translation. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included in other comprehensive income (loss), a separate component of stockholders equity.

      For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the average exchange

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded net foreign currency transaction losses of $4.0 million, $4.5 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Derivative Financial Instruments. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As the Company’s contracts are not designated as hedges as defined in Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are economic hedges in nature for financial reporting, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized immediately in earnings as a component of other income (expense), net and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Latin America, Eastern Europe, and Asia/ Pacific where there are limited forward currency exchange markets and thus the Company may have unhedged exposures in these currencies.

      Most of the Company’s international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company’s future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and our implementation of a revised pricing structure. This results in substantial pricing exposure due to foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycles for the Company’s products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that the Company’s hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

      Revenue Recognition. Revenue consists principally of fees for licenses of the Company’s software products, maintenance, consulting, and training. The Company’s license arrangements provide for an initial fee for use of the Company’s software products in perpetuity. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collection of the resulting receivable is not probable, revenue is recognized when the arrangement fee becomes due and payable or when collected, respectively.

      The Company’s current policies for recognition of license revenues and services revenues are as follows:

      License Revenue. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software.

      If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized under either the percentage of completion or the completed contract method of contract accounting. The Company’s arrangements generally do not include services that are essential to the functionality of the software.

      Revenue for transactions with application vendors, OEMs, and distributors is generally recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances based on specific transactions to each application vendor, OEM, or distributors agreement with the Company. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller.

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

      Allowance for Doubtful Accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, allowances for doubtful accounts are provided for based on historical collection experience. If the data the Company uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

      Software Development Costs. The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level be capitalized and amortized ratably over the expected economic life of the product. The Company uses the completion of a detailed program design as the milestone in determining technological feasibility. Software costs also include amounts paid for purchased software and outside development on products that have reached technological feasibility. All software costs are amortized as a cost of software on a straight-line basis over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company recorded amortization of $6.6 million, $14.6 million and $21.7 million of software costs in 2002,

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 and 2000, respectively, in cost of software. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product. No impairment charges were booked in 2002, 2001 or 2000 in conjunction with the Company’s recoverability assessments. During 2002, the Company terminated two products resulting in impairment charges totaling $5.2 million related to software costs that were previously capitalized (see Note 15, below, in these Notes to Consolidated Financial Statements).

      The Company accounts for the costs of computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. During the years ended December 31, 2002, 2001 and 2000, the Company capitalized approximately $0.6 million, $5.9 million and $3.3 million, respectively, under SOP 98-1. Cost capitalized prior to July 1, 2001 were related to assets transferred to IBM as a result of the IBM Transaction. Costs capitalized in 2002 will be amortized over the estimated useful life of the software developed, which is generally three years. During 2000, $2.4 million of software costs previously capitalized under SOP 98-1 were written off to sales and marketing expense when the Company determined that it was no longer probable that the development of a project would be completed. The net book value of costs capitalized under SOP 98-1 is $0.3 million as of December 31, 2002.

      Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 36 to 48 months are used on computer equipment, and an estimated useful life of seven years is used for furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or the useful life of the improvements.

      Businesses Acquired. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets, generally consisting of customer lists and patented technology, are amortized on a straight-line basis over their estimated useful lives, generally 3 years.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. Prior to the adoption of SFAS No. 142 goodwill and other intangible assets with indefinite lives were being amortized over a period of up to 10 years. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

      Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and SFAS No. 142, as required for goodwill and intangible assets acquired in business combinations initiated after June 30, 2001. The Company has adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. In accordance with applicable provisions of these statements, goodwill and other intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 are no longer amortized, but are evaluated for impairment in accordance with SFAS No. 142. Effective January 1, 2002, goodwill and intangible assets acquired in business combinations completed before June 30, 2001 were not amortized based upon the Company’s adoption of SFAS No. 142.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets. Prior to the adoption of SFAS No. 142, the purchase price of businesses acquired, accounted for as purchase business combinations, was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets, including goodwill and intangible assets with indefinite lives, were amortized on a straight-line basis over their estimated useful lives, which ranged from three to ten years (see Notes 11 and 12, below, of these Notes to Consolidated Financial Statements).

      Impairment of Long-Lived Assets. SFAS No. 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment annually or more frequently if impairment indicators arise. SFAS No. 142 also requires completion of a two-step transitional goodwill impairment test within six months from the date of adoption. Any transitional impairment loss resulting from the transition must be recognized as a cumulative effect of a change in accounting principle in the first period of transition. In connection with completion of the first step of its transitional analysis, the Company determined that it is organized as one operating segment which is also the only reporting unit. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of the Company exceeded the carrying amount of its goodwill and other intangible assets. As the first step, upon adoption, did not indicate that impairment existed, the second step, to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, was not required.

      The Company determined that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Stock market fluctuations could, at some point in time, be deemed to indicate that the fair value of the Company is less than its carrying value. The Company did not record a charge during its annual impairment assessment as its market value, determined by the price of its common stock on the evaluation date, exceeded its carrying value. The Company did not record any related impairment charge during 2002, as it believes that its stock market valuation throughout 2002 was based on general factors that should not trigger an interim evaluation of impairment, such as recent highly publicized events regarding significant public companies, overall United States and international economic conditions, the weakness in United States financial markets, the threat of the United States going to war and the ongoing threat of terrorist activities.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company has adopted SFAS No. 144 effective January 1, 2002, and the impact of the adoption did not have a material effect on the Company’s financial statements (see Note 15 in these Notes to Consolidated Financial Statements).

      The Company evaluates long-lived assets, excluding goodwill and identifiable intangible assets with indefinite useful lives, for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Prior to the adoption of SFAS No. 142 and SFAS No. 144, the Company evaluated long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicated that the

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of an asset would not be recoverable based on an analysis of undiscounted cash flows associated with the long-lived asset.

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

      Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for entities that elect to voluntarily change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective December 31, 2002 and has elected to continue to account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”). Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards granted under the terms of the Company’s various stock option plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 148, as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

      The fair value of the Company’s stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	2002	2001	2000	2002	2001	2000

Expected life (years)	4.5	4.5	4.5	.25	.25	.25
Expected volatility	85%	86%	90%	85%	86%	90%
Risk-free interest rate	3.5%	4.3%	5.8%	1.4%	4.2%	5.9%

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2002	2001	2000

	(In thousands except for per share
	information)
Net income (loss) applicable to common stockholders:
As reported	$(63,573)	$624,948	$(98,506)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,811)	(34,023)	(42,148)

Net income (loss) applicable to common stockholders:
Pro forma	$(92,384)	$590,925	$(140,654)

Net income (loss) per common share:
Basic, as reported	$(0.26)	$2.25	$(0.34)

Basic, pro forma	$(0.37)	$2.13	$(0.49)

Diluted, as reported	$(0.26)	$2.20	$(0.34)

Diluted, pro forma	$(0.37)	$2.11	$(0.49)

      The weighted-average fair value of the options granted during 2002, 2001 and 2000 were $1.83, $3.09 and $4.74 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the 1997 ESPP during 2002, 2001 and 2000 were $0.95, $1.26 and $1.97 per share, respectively.

      Concentration of Credit Risk. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. For 2002, IBM was responsible for 10.8% of revenues and no other single customer accounted for more than 10% of revenues. No single customer accounted for 10% or more of the consolidated net revenues of the Company in 2001 or 2000.

      Cash, Cash Equivalents, Short-Term Investments, and Long-Term Investments. The Company considers liquid investments purchased with an original remaining maturity of three months or less to be cash equivalents. Investments with an original remaining maturity of more than three months but less than twelve months or investments with maturity of more than twelve months that the Company intends to sell within one year to fund current operations or acquisitions are considered to be short-term investments. All other investments are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company also maintains investments in certain publicly traded marketable equity securities and also classifies these as available for sale. The Company realized gross gains of approximately $0.6 million, $0.4 million and $2.9 million on the sale of available-for-sale short term investments during 2002, 2001 and 2000, respectively. The Company also realized gross losses of $2.2 million related to other than temporary

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declines in the market value of its available-for-sale marketable equity securities during 2002. These losses had previously been recognized as a component of accumulated other comprehensive income.

      The Company invests its excess cash in accordance with its current investment policy, which is approved by the board of directors. The policy authorizes the investment of excess cash in government securities, municipal bonds, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/ P-1, and other specific money market instruments of similar liquidity and credit quality. The Company has not experienced any significant losses related to these investments.

      The Company maintains an investment in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not otherwise have significant influence over the investee. For these non-marketable investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. When the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to fair value. The Company recorded impairment losses on strategic investments of $10.2 million in 2001. No impairment losses occurred in 2002 and 2000.

      Fair Value of Financial Instruments. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices.

      Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

      Supplemental Cash Flow Data. The Company received an income tax refund in the net amount of $23.3 million in 2002, and paid income taxes in the net amount of $67.6 million and $4.3 million during 2001 and 2000, respectively. The Company paid interest in the amount of $0.1 million, $0.2 million and $0.5 million during 2002, 2001 and 2000, respectively.

      The following table summarizes non-cash charges that the Company has recorded during the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(In millions)
Asset write-offs	$9.1	$14.4	$40.0
Write-off of acquired research and development	1.2	5.5	—
Stock based compensation	1.0	—	—
Stock option modification expense	—	4.9	—

	$11.3	$24.8	$40.0

      New Accounting Pronouncements. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when incurred, rather than as of the date of a commitment to an exit or disposal plan. The purpose of SFAS No. 146 is to shift the timing of the recognition of costs associated with exit or disposal activities to when those costs are incurred and can be measured at fair value instead of recognizing costs upon the commitment to a plan to exit an activity or dispose of long-lived assets. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company intends to adopt SFAS No. 146 no later than January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

      Effective January 1, 2002, the Company adopted FASB Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. EITF 01-14 also requires comparative financial statements for prior periods to be conformed to this presentation. The impact of such adoption did not have a material effect on the Company’s financial statements for the year ended December 31, 2002, as the Company has historically recorded rebilled expenses as revenue.

      Effective January 1, 2002, the Company adopted the FASB’s EITF Topic 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 requires payments to customers or resellers for sales or marketing expenses to be classified as a component of revenue. EITF 01-09 also requires comparative financial statements for prior periods to be conformed to this presentation. The Company believes the impact of such adoption did not have a material effect on the Company’s financial statements for the years ended December 31, 2002, 2001 and 2000.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees (see Note 8 in these Notes to Consolidated Financial Statements). FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

      FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

      As noted above, the Company has adopted the disclosure requirements of the FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Subsequent to December 31, 2002, the Company has not entered into or modified any guarantees.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Balance Sheet Components

	December 31,

	2002	2001

	(In thousands)
Accounts receivable, net:
Receivables	$30,870	$38,039
Less: allowance for doubtful accounts	(3,758)	(8,451)

	27,112	$29,588

Property and equipment, net:
Computer equipment	$22,430	$35,479
Furniture and fixtures	7,852	14,567
Leasehold improvements	8,568	16,564
Buildings and other	—	3,127

	38,850	69,737
Less: accumulated depreciation and amortization	(33,423)	(58,050)

	$5,427	$11,687

Software costs, net:
Capitalized software development costs	$29,935	$24,560
Less: accumulated amortization	(15,811)	(9,641)

	$14,124	$14,919

Note 3 — Financial Instruments

      The following is a summary of available-for-sale debt and marketable equity securities:

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2002
U.S. treasury securities	$71,266	$400	$(2)	$71,664
Commercial paper, corporate bonds and medium-term notes	88,008	1,057	—	89,065
U.S. government agency bonds	148,352	1,344	(1)	149,695

Total debt securities	307,626	2,801	(3)	310,424
Marketable equity securities	216	—	—	216

	$307,842	$2,801	$(3)	$310,640

Amounts included in cash and cash equivalents	$22,225	$—	$—	$22,225
Amounts included in short-term investments	285,401	2,801	(3)	288,199
Amounts included in long-term investments	216	—	—	216

	$307,842	$2,801	$(3)	$310,640

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2001
U.S. treasury securities	$115,792	$665	$(298)	$116,159
Commercial paper, corporate bonds and medium-term notes	74,163	803	(4)	74,962
Municipal bonds	255,196	59	(1,080)	254,175

Total debt securities	445,151	1,527	(1,382)	445,296
Marketable equity securities	2,403	—	(1,371)	1,032

	$447,554	$1,527	$(2,753)	$446,328

Amounts included in cash and cash equivalents	$175,879	$82	$(1)	$175,960
Amounts included in short-term investments	269,272	1,445	(1,381)	269,336
Amounts included in long-term investments	2,403	—	(1,371)	1,032

	$447,554	$1,527	$(2,753)	$446,328

      Maturities of debt securities at market value at December 31, 2002 are as follows (in thousands):

Mature in one year or less	139,964
Mature after one year through five years	170,460

Note 4 — Derivative Financial Instruments

      The Company enters into foreign currency forward exchange contracts primarily as an economic hedge against the value of intercompany accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company’s foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in other comprehensive income (loss) and the Company has not designated the instruments as hedges. Therefore, the related fair value of the derivative hedge contract is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact on the Company’s financial condition or results of operations.

      The table below summarizes by currency the contractual amounts of the Company’s foreign currency forward exchange contracts at December 31, 2002 and December 31, 2001. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the related fair value. As the Company’s foreign currency forward contracts are not accounted for as hedges, but are derivative financial instruments and are carried at fair value. Fair value represents the prevailing financial market information as of December 31, 2002 and 2001. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2002, the Company has accrued, as a component of accrued liabilities on the consolidated balance sheet, a loss of $1.7 million related to the fair market value of forward currency contracts that had closed as of December 31, 2002 but were not settled until January 3, 2003.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Contracts

	Contract
	Amount	Fair Value

	(In thousands)
At December 31, 2002
Forward currency to be sold under contract:
Euro	$10,247	$—
Australian Dollar	6,246	—
New Taiwan Dollar	5,341	—
Thailand Bhat	3,228	—
Korean Won	3,207	—
Swiss Franc	3,318	—
Singapore Dollar	2,517	—
South African Rand	3,252	—
Japanese Yen	1,244	—
Norwegian Krone	1,649	—
New Zealand Dollar	1,143	—
Brazilian Real	1,848	—
Other (individually less than $1 million)	923	—

Total	$44,163	$—

Forward currency to be purchased under contract:
British Pound	$29,154	$—
Other (individually less than $1 million)	733	—

Total	$29,887	$—

Grand Total	$74,050	$—

At December 31, 2001
Forward currency to be sold under contract:
Australian Dollar	$6,699	$(60)
New Taiwan Dollar	4,790	(52)
Thailand Bhat	2,971	(45)
Korean Won	2,913	(59)
Swiss Franc	2,478	(3)
Singapore Dollar	2,319	—
South African Rand	2,093	(66)
Japanese Yen	1,343	4
Norwegian Krone	1,198	(20)
Other (individually less than $1 million)	1,074	(14)

Total	$27,878	$(315)

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract
	Amount	Fair Value

	(In thousands)
Forward currency to be purchased under contract:
British Pound	$20,488	$79
Euro	2,428	9
Other (individually less than $1 million)	653	5

Total	$23,569	$93

Grand Total	$51,447	$(222)

      While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amount of the Company’s credit risk exposure (arising from the possible inabilities of counter parties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counter parties’ obligations exceed the obligations of the Company as these contracts can be settled on a net basis at the option of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

      As of December 31, 2002 and 2001, other than foreign currency forward exchange contracts discussed immediately above, the Company does not currently invest in or hold any other derivative financial instruments.

Note 5 — Stockholders’ Equity

Preferred Stock

      In November 1997, the Company sold 50,000 shares of newly authorized Series B convertible preferred stock (“Series B Preferred”), face value $1,000 per share, for aggregate proceeds of $50.0 million. Such shares are generally not entitled to vote on corporate matters. In connection with this original offering, the Company also agreed to issue a warrant upon conversion of such Series B Preferred to purchase 20% of the shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”).

      During 2000, the Company issued to one holder of Series B Preferred a warrant to purchase up to 326,150 shares of Common Stock at a purchase price of $7.84 per share and paid such holder cash dividends, which were previously accrued, in the amount of $932,055. As of December 31, 2002 and 2001, no Series B Preferred was outstanding and warrants to purchase approximately 2,303,000 shares of Common Stock were outstanding and exercisable through November 2002, at which time they expired, at a per share exercise price of $7.84. All warrants to purchase shares of Common Stock issued in connection with the Series B Preferred are collectively referred to as the “Series B Warrants.”

      The fair value of the Series B Warrants was deemed to be a discount to the conversion price of the respective equity instruments available to the holders of Series B Preferred. The discounts were recognized as a return to the holders of Series B Preferred (similar to a dividend) over the minimum period during which the holders of Series B Preferred could realize this return, which was six months. The discount was accreted to additional paid in capital in the Company’s balance sheet and was disclosed as a decrease in the amount available to holders of Common Stock on the face of the Company’s statements of operations and for purposes of computing net income (loss) per share.

Common Stock

      During 2001, the Company announced that its board of directors authorized a $350.0 million stock repurchase program. The Company may repurchase outstanding shares of its Common Stock from time to

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time in the open market and through privately negotiated transactions. During 2002 and 2001, the Company repurchased approximately 26.5 and 34.0 million shares of Common Stock for an aggregate purchase price of approximately $74.2 and $143.0 million, respectively. The Company retired 26.6 million shares in 2001 that were repurchased in that year. As of December 31, 2002, the Company has repurchased 60.5 million shares under the program, at a total cost of $217.2 million.

Note 6 — Net Income (Loss) Per Common Share

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2002	2001	2000

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(63,573)	$624,948	$(98,315)
Preferred stock dividends	—	—	(191)

Numerator for basic and diluted net income (loss) per common share	(63,573)	$624,948	$(98,506)
Denominator:
Denominator for basic net income (loss) per common share —
Weighted-average shares outstanding	247,724	275,930	280,082
Weighted-average shares to be issued for litigation settlement	—	1,560	6,056

	247,724	277,490	286,138

Effect of dilutive securities:
Employee stock options	—	3,648	—
Contingently issuable shares for litigation settlement	—	3,184	—
Common stock warrants	—	13	—

Denominator for diluted net income (loss) per common share — adjusted weighted-average shares and assumed conversions	247,724	284,335	286,138

Basic net income (loss) per common share	$(0.26)	$2.25	$(0.34)

Diluted net income (loss) per common share	$(0.26)	$2.20	$(0.34)

      As part of the Company’s settlement in 1999 of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of 9.0 million shares (“settlement shares”) of Common Stock at a guaranteed value of $91.0 million (“stock price guarantee”). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the Common Stock averages at least $10.11 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 2.9 million settlement shares to the plaintiff’s counsel. The stock price guarantee was satisfied with respect to this first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The stock price guarantee was not satisfied with respect to this final distribution of settlement shares, and the Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. Until the fourth quarter of 2001, the Company presumed it would satisfy the stock price guarantee by issuing the

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required amount of shares (“contingently issuable shares”). Accordingly, the contingently issuable shares are included as dilutive securities above for the period from January 1, 2001 to September 30, 2001.

      The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share calculation because either the exercise price of the securities exceeded the average fair value of the Common Stock or the Company had net losses and, therefore, these securities were not dilutive to the calculation. A summary of the excluded potential common shares and the related exercise/conversion features is as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Potentially dilutive securities:
Stock options	28,800	38,480	47,121
Contingently issuable shares for litigation settlement	—	—	12,730
Series B Warrants	—	2,303	2,303
Series B Convertible Preferred Stock
Equivalent common shares upon assumed conversion	—	—	887
Cloudscape Restricted Common Stock	—	—	36

      Options to purchase shares of the Company’s Common Stock with exercise prices below the average market price for the year ended December 31, 2002 totaling 0.7 million, have been excluded from the dilutive calculation as the potential common shares associated with these options are anti-dilutive due to the net loss for the period. These options have exercise prices ranging from $0.05 to $2.40 for the year ended December 31, 2002.

      The stock options outstanding have per share exercise prices ranging from $0.05 to $22.25, $0.05 to $28.10, and $0.05 to $28.10, at December 31, 2002, 2001 and 2000, respectively. These stock options are exercisable at various dates through December 2012. Options outstanding during the year included options to purchase 12.9 million shares of the Company’s Common Stock, the terms of which were extended in 2001 in conjunction with the IBM Transaction. These options were exercised or expired as of October 29, 2002 and had exercise prices ranging from $0.20 to $28.10 per share.

      The Series B Warrants were issued in connection with the conversion of certain shares of the Company’s Series B Preferred into shares of Common Stock in July of 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were converted. These warrants expired unexercised on November 19, 2002.

Note 7 — Employee Benefit Plans

Option Plans

      In February 1989, the Company adopted the 1989 Outside Directors Stock Option Plan (the “1989 Plan”), whereby non-employee directors are automatically granted 20,000 non-qualified stock options upon election to the board of directors and 15,000 non-qualified stock options annually thereafter. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director of the Company. A total of 1,600,000 shares have been authorized for issuance under the 1989 Plan, of which 445,000 shares are reserved for future issuance as of December 31, 2002.

      In March 1994, the Company adopted the 1994 Stock Option and Award Plan (the “1994 Plan”). Incentive stock options, nonqualified stock options, performance shares, or a combination thereof, can be

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The compensation committee may grant awards, provided that during any fiscal year of the Company, no participant shall receive stock options exercisable for more than 500,000 shares of Common Stock or performance shares covering more than 200,000 shares of Common Stock. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of Common Stock during any fiscal year of the Company in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, the Company’s board of directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. A total of 24,000,000 shares have been authorized for issuance under the 1994 Plan, of which 7,886,000 shares are reserved for future issuance as of December 31, 2002.

      In July 1997, the Company adopted the 1997 Non-Statutory Stock Option Plan (the “1997 Plan”), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the board or committee delegated such duties by the board. A total of 1,700,000 shares have been authorized for issuance under the 1997 Plan, of which 1,185,000 shares are reserved for future issuance as of December 31, 2002.

      In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan (the “1998 Plan”). Options can be granted to employees and consultants with terms designated by the board or committee delegated such duties by the board. On March 8, 2002, the board of directors authorized an increase in the number of shares available for issuance under the 1998 Plan from 15,500,000 shares to 20,500,000 shares, of which 11,110,00 shares are reserved for future issuance as of December 31, 2002.

      As a result of its acquisition of Torrent Systems, Inc (“Torrent”) in November 2001, the Company assumed all unvested outstanding Torrent stock options. Each Torrent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four or five years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately ..3069835 shares of Common Stock for each one share of Torrent common stock, and the exercise price was adjusted by dividing the exercise price by approximately .3069835.

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

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of activity for all stock option plans for the three years ended December 31, 2002:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 1999	40,108,280	$5.77
Options granted	24,801,805	6.71
Options exercised	(7,222,002)	3.64
Options canceled	(10,567,200)	7.50

Outstanding at December 31, 2000	47,120,883	6.20
Options granted	7,431,117	4.60
Options exercised	(2,517,294)	3.49
Options canceled	(9,906,556)	7.97

Outstanding at December 31, 2001	42,128,150	5.66
Options granted	9,569,990	2.77
Options exercised	(590,681)	2.10
Options canceled	(22,307,489)	6.18

Outstanding at December 31, 2002	28,799,970	$4.37

      The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life	Price	2002	Price

$0.05 to $1.13	205,290	6.63	$0.86	111,590	$0.63
$1.63 to $2.40	5,497,591	8.24	2.21	1,583,846	2.00
$2.50 to $3.00	5,911,805	7.67	2.89	2,399,892	2.88
$3.07 to $4.37	4,946,260	8.63	3.72	1,471,250	3.86
$4.50 to $5.36	9,187,587	7.61	5.00	6,228,630	5.02
$5.53 to $8.13	1,304,469	6.67	6.85	1,055,896	6.80
$8.38 to $12.50	902,593	6.75	9.82	730,797	9.87
$14.06 to $22.25	844,375	6.91	17.03	638,326	17.10

$0.05 to $22.25	28,799,970	7.82	$4.37	14,220,227	$5.09

      At December 31, 2001 and 2000, respectively, 27,644,879 and 16,969,304 options were exercisable in connection with all stock option plans.

Employee Stock Purchase Plan

      In May 1997, the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (the “1997 ESPP”). The Company had reserved 4,000,000 shares of Common Stock for issuance under the 1997 ESPP. In June 2000, the plan was amended to authorize an additional 4,000,000 shares of Common Stock for issuance under the 1997 ESPP resulting in total authorization of 8,000,000 shares of Common Stock. The 1997 ESPP permits eligible employees to purchase Common Stock through payroll deductions of up to 10 percent of an employee’s compensation, including commissions, overtime, bonuses and other incentive

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. The price of Common Stock purchased under the 1997 ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The 1997 ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 2002, 2001 and 2000, the Company issued approximately 761,000 shares, 1,427,000 shares and 2,043,000 shares, respectively, under the 1997 ESPP. Shares available for grant under the ESPP were 1,133,000 at December 31, 2002.

401(k) Plan

      The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee’s contribution up to a maximum of $2,500. The Company’s matching contributions to this 401(k) plan for 2002, 2001 and 2000 were $1.0 million, $3.8 million and $4.9 million, respectively.

Other Retirement Plans

      The Company maintains a “split dollar” life insurance arrangement with respect to three current and certain former executive officers and employees, assumed in its acquisition of Ardent. Pursuant to these arrangements, the recipients may borrow against the excess cash surrender values of their policies over cumulative paid-in premiums. The Company is entitled to recover the amount of premiums paid by the Company upon termination of the policy or death of the recipient. Following the passage of the Sarbanes-Oxley Act of 2002, the Company has ceased paying premiums on policies held by its executive officers. The Company has established an investment account, the future value of which is sufficient to pay the annual remaining premiums which are due on various dates through 2006. The Company has no plans to expand these arrangements or offer similar arrangements to additional executive officers or employees.

      The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in Financial Accounting Standards Board Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company’s books represents the lesser of the Company’s share of cash surrender value or the cumulative premiums paid on the policies. The investment account is recorded at the current market value. The total of the cash surrender value and the investment account is included in other long term assets and was $7.4 million and $7.7 million at December 31, 2002 and 2001, respectively.

Note 8 — Commitments and Contingencies

      Rent. The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense, excluding amounts charged to “Accrued merger, realignment and other charges”, was $8.6 million, $23.5 million and $44.0 million in 2002, 2001 and 2000, respectively.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments by year and in the aggregate, under non-cancelable operating leases, excluding the assigned lease mentioned below but including amounts which will be charged to “Accrued merger, realignment and other charges” (see Note 16 in these Notes to Consolidated Financial Statements), as of December 31, 2002, are as follows (in thousands):

Year Ending December 31

2003	$14,088
2004	10,635
2005	7,346
2006	5,423
2007	4,043
Thereafter	4,163

Total payments	45,698
Non-cancellable sublease income	(2,770)

Total payments, net	$42,928

      Guarantees. Effective December 31, 2002, the Company adopted the disclosure provisions of FIN 45 which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees (see Note 1 in these Notes to Consolidated Financial Statements). The Company’s guarantees consist of a contingent liability for the assignment of a facility lease, indemnification agreements and standby letters of credit.

      In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $58.9 million. In the fourth quarter of 1997, the Company assigned the lease to Network Associates, Inc., an unrelated third party. The Company remains contingently liable for minimum lease payments under this assignment.

      As part of the IBM Transaction, the Company has agreed to indemnify IBM for certain representations and warranties that have been made under the terms of the IBM Transaction agreements. IBM had retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. The agreement with IBM provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the agreement; or (iv) the operation or ownership of the Excluded Assets, as defined in the agreement. The Company received the $100.0 million holdback payment from IBM, plus accrued interest receivable, in January 2003. No indemnification claims have been made from the time that the Company received the holdback payment through the date of this filing. Indemnification obligations of the Company with respect to certain representations and warranties under the agreement with IBM will terminate on July 1, 2003 (see Note 14 of these Notes to Consolidated Financial Statements).

      The Company is obligated to indemnify current and prior directors, officers and certain employees for various matters arising from their actions during the period they were employed by or associated with the Company. The Company’s indemnification obligations are defined by indemnification agreements and the Company’s charter and by-laws. The Company is insured for certain costs and losses that could be incurred by

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

virtue of its indemnification obligations. The Company may be entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied.

      In May 2002, the Company entered into a standby letter of credit that expires by May 2006 which guarantees $0.7 million of potential tax payments related to certain payments made to one of the former officers of the Company. These potential tax payments, which have been fully reserved, relate to severance paid to that former officer in accordance with a change in control agreement that was triggered by the IBM Transaction (see Note 14 in these Notes to Consolidated Financial Statements). Payment under the standby letter of credit would be due upon final assessment of this tax liability.

      The Company was also required to enter into standby letters of credit to guarantee approximately $0.6 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from the Company’s bank if the Company defaulted on its lease payment obligations.

      The Company generally offers a 90 day warranty with respect to its products and indemnification with respect to infringement of third party intellectual property. Historically, the Company has recorded minimal costs related to warranties and indemnities; therefore there is no liability recorded on the Company’s Consolidated Balance Sheet associated with such warranties or indemnification obligations.

Note 9 — Business Segments

      During the first quarter of 2001, in conjunction with its 2000 strategic realignment, the Company began operating under two segments that reported to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets enterprise data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis beginning in 2001. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. Accordingly, although separate revenue information is disclosed for the two operating businesses on a historical basis, there is no disclosure of separate historical operating results for periods prior to December 31, 2001. The Company could only evaluate segment operating performance in 2001 based on net revenues, and certain operating expenses. Beginning in 2002, segment operating performance is evaluated primarily on income before income taxes.

      As discussed in Note 14 in these Notes to Consolidated Financial Statements, the Company completed the IBM Transaction during the third quarter of 2001. Accordingly, the Company no longer derives revenue from the Informix Software segment and the only remaining operating segment subsequent to the sale is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a summary of the results of operations based on the two operating businesses for the years ended December 31, 2002, 2001 and 2000:

	Ascential	Informix
	Software	Software	Total

2002
Net revenues:
Net revenues from unaffiliated customers	$113,018	$—	$113,018
Operating loss	(78,522)	(22,916)	(101,438)
Loss before income taxes	(64,032)	(17,372)	(81,404)
Depreciation and amortization	(10,013)	—	(10,013)
Identifiable assets at December 31, 2002	910,729	—	910,729
Capital expenditures	2,950	—	2,950
2001
Net revenues from unaffiliated customers	$123,980	$357,352	$481,332
Operating income (loss)	(105,290)	9,130	(96,160)
Identifiable assets at December 31, 2001	1,079,740	—	1,079,740
2000
Net revenues from unaffiliated customers	$121,728	$807,591	$929,319

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from external customers for each group of similar products and services offered by Ascential Software and Informix Software are summarized below by year (in millions):

	2002	2001	2000

Ascential Software
License revenues	$59,611	$62,417	$66,699
Service revenues:
Maintenance revenues	29,962	29,197	20,104
Consulting and education revenues	23,445	32,366	34,925

Total service revenues	53,407	61,563	55,029

Total revenues — Ascential Software	$113,018	$123,980	$121,728
Informix Software
License revenues	$—	$149,319	$337,722
Service revenues:
Maintenance revenues	—	183,729	392,368
Consulting and education revenues	—	24,304	77,501

Total service revenues	—	208,033	469,869

Total revenues — Informix Software	$—	$357,352	$807,591
Ascential Software Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$59,611	$211,736	$404,421
Service revenues:
Maintenance revenues	29,962	212,926	412,472
Consulting and education revenues	23,445	56,670	112,426

Total service revenues	53,407	269,596	524,898

Total revenues	$113,018	$481,332	$929,319

      Prior to 2001, the Company operated under four reportable operating segments that reported to the Chief Operating Decision Maker. These reportable operating segments, North America, Europe, Asia/ Pacific and Latin America, were organized, managed and analyzed geographically and operated in one industry segment: the development and marketing of information management software and related services. The Company has evaluated operating segment performance based primarily on net revenues and certain operating expenses. The Company’s products are marketed internationally through the Company’s subsidiaries and through application resellers, OEMs and distributors.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information for the Company’s North America, Europe, Asia/ Pacific and Latin America operating segments is summarized below by year:

	North			Latin
	America(3)	Europe	Asia/Pacific	America	Other(4)	Total

	(In thousands)
2002:
Net revenues from unaffiliated customers	71,140	28,634	10,383	2,861	—	113,018
Transfers between segments(1)	(9,289)	5,274	3,137	878	—	—
Total net revenues	61,851	33,908	13,520	3,739	—	113,018
Operating loss(2)	(66,770)	(27,648)	(4,560)	(2,406)	(54)	(101,438)
Identifiable assets at December 31	902,110	264,944	1,967	808	(259,100)	910,729
Depreciation and amortization expense	8,557	960	404	92	—	10,013
Capital expenditures	1,947	340	663	—	—	2,950
2001:
Net revenues from unaffiliated customers	$259,787	$141,689	$45,994	$33,862	$—	$481,332
Transfers between segments(1)	(11,323)	6,215	1,994	3,114	—	—

Total net revenues	248,464	147,904	47,988	36,976	—	481,332
Operating loss(2)	(57,836)	(26,213)	(7,122)	(5,255)	266	(96,160)
Identifiable assets at December 31	1,037,885	252,060	15,120	4,866	(230,191)	$1,079,740
Depreciation and amortization expense	20,860	2,715	1,440	715	—	25,730
Capital expenditures	14,753	2,288	235	440	—	17,716
2000:
Net revenues from unaffiliated customers	$481,973	$278,534	$99,429	$69,383	$—	$929,319
Transfers between segments(1)	(25,191)	9,808	8,866	6,517	—	—

Total net revenues	456,782	288,342	108,295	75,900	—	929,319
Operating income (loss)(2)	(149,647)	53,936	(7,219)	1,628	118	(101,184)
Identifiable assets at December 31	653,565	177,003	32,018	13,348	(220,053)	655,881
Depreciation and amortization expense	42,945	7,332	2,853	1,341	—	54,471
Capital expenditures	32,258	9,246	1,995	1,117	—	44,616

(1)	The Company allocates revenue to operating segments depending on the location of the country where the order is placed, the location of the country where the license is installed or service is delivered, the type of revenue (license or service) and whether the sale was through a reseller or to an end user.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the segments are the same as those described above in Note 1 to these Notes to the Consolidated Financial Statements.

(2)	Operating income (loss) excludes the effect of transfers between segments.

(3)	North American revenues consist primarily of revenues from the United States, the Company’s country of domicile.

(4)	Represents consolidating adjustments such as elimination of intercompany transactions or balances.

      The reconciliation of the operating income (loss) of the Company’s reportable operating segments to the Company’s income (loss) before income taxes is as follows:

	2002	2001	2000

	(In thousands)
Operating income (loss) of reportable operating segments	$(101,438)	$(96,426)	$(101,302)
Consolidating adjustments	—	266	118
Other income, net	20,034	878,460	18,887

Income (loss) before income taxes	$(81,404)	$782,300	$(82,297)

      In addition to the segment information above, information as to the Company’s operations in different geographical areas is as follows:

	2002	2001

	(In millions)
Property and equipment, net
North America
United States	$3.9	$7.9
Other	0.1	0.3

North America total	4.0	8.2
Europe	0.9	3.0
Asia/ Pacific	0.5	0.2
Latin America	0.0	0.3

	$5.4	$11.7

      In the above table, Europe includes primarily Great Britain, France, Germany, and Italy; Asia/ Pacific includes primarily Australia, Korea, and Japan; and Latin America includes primarily Mexico, Brazil, and Argentina.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

      The provision for income taxes applicable to income (loss) before income taxes consists of the following:

	2002	2001	2000

	(In thousands)
Currently payable (receivable):
Federal	(13,656)	$84,930	$—
State	120	13,648	50
Foreign	1,341	22,415	7,711

	(12,195)	120,993	7,761
Reduction in goodwill for the tax benefit from utilization of acquired company’s tax attributes	30	2,584	—
Charge equivalent to the federal and state tax benefit related to employee stock options	586	26,928	—
Deferred:
Federal	(1,530)	4,642	3,211
State	(4,722)	2,205	—
Foreign	—	—	5,046

	(6,252)	6,847	8,257

	$(17,831)	$157,352	$16,018

      Income (loss) before income taxes consists of the following:

	2002	2001	2000

	(In thousands)
Domestic	$(51,019)	$622,857	$(152,876)
Foreign	(30,385)	159,443	70,579

	$(81,404)	$782,300	$(82,297)

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands)
Computed tax expense (benefit) at federal statutory rate	$(28,492)	35.0%	$273,805	35.0%	$(28,804)	35.0%
Valuation allowance	26,945	(33.1)	(149,469)	(19.1)	46,854	(56.9)
State income taxes, net of federal tax benefit	(4,571)	5.6	34,121	4.4	50	(0.1)
Foreign withholding taxes not currently creditable	977	(1.2)	3,649	0.5	3,672	(4.5)
Foreign tax credits	—	—	(11,805)	(1.5)	—	—
Foreign taxes, net	(1,958)	2.4	(33,391)	(4.3)	(20,078)	24.4
Non-deductible charges	—	—	39,398	5.0	15,750	(19.1)
Prior year tax benefits utilized	(12,608)	15.5	—	—	—	—
Other, net	1,876	(2.3)	1,044	0.1	(1,426)	1.7

Total income tax expense (benefit), and effective tax rate	$(17,831)	21.9%	$157,352	20.1%	$16,018	(19.5)%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes are not provided on the undistributed earnings of approximately $169.7 million of subsidiaries operating outside the U.S. that have been or are intended to be permanently reinvested. The amount of

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2001

	(In thousands)
Deferred Tax Assets:
Reserves and accrued expenses	$5,883	$8,911
Deferred revenue	269	454
Foreign net operating loss carryforwards	29,786	13,035
Domestic net operating loss carryforwards	51,239	45,346
Foreign tax credits	8,281	9,108
R&D and AMT credit carryforwards	36,709	22,831
Acquisition and restructuring reserves	10,718	14,066
Other	1,158	—

Total deferred tax assets	144,043	113,751
Valuation allowance for deferred tax assets	(97,125)	(73,180)

Deferred tax assets, net of valuation allowance	46,918	40,571

Deferred Tax Liabilities:
Capitalized software	(6,238)	(6,504)
Deferred gain	(38,503)	(33,571)
Acquisition reserves	(4,635)	(3,651)
Other	(2,197)	(4,723)

Total deferred tax liabilities	(51,573)	(48,449)

Net deferred tax liabilities	$(4,655)	$(7,878)

      At December 31, 2002, the Company had approximately $74.5 million and $117.2 million of foreign and federal net operating loss carryforwards, respectively. The foreign net operating loss carryforwards expire at various dates beginning in 2003 with some of the losses having an indefinite carryforward period. The federal net operating loss carryforwards expire at various dates from 2004 through 2021. At December 31, 2002, the Company had approximately $41.6 million of various federal tax credit carryforwards that will expire at various dates from 2003 through 2021. Utilization of a substantial amount of the loss and credit carryforwards are subject to an annual limitation imposed by change in ownership provisions of United States Internal Revenue Code Section 382.

      The valuation allowance was increased by $23.9 million in 2002 and was decreased by $177.3 million in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company believes that it is more likely than not the deferred tax assets at December 31, 2002, net of the valuation allowance, will be realized as a result of the reversal of existing taxable temporary differences.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequently recognizable tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2002 will be as follows:

Income tax benefit from continuing operations	$62,954
Goodwill and other non-current intangible assets	34,171

Total	$97,125

Note 11 — Goodwill and Other Intangible Assets

      The Company adopted certain provisions of SFAS No. 141 and 142 effective July 1, 2001, and adopted the remaining provisions with respect to goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination, as of January 1, 2002. As a result, the Company ceased amortizing goodwill beginning January 1, 2002, and evaluates goodwill for impairment in accordance with SFAS No. 142 (see Note 1, of these Notes to Consolidated Financial Statements). The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Year Ended
December 31, 2002

Beginning balances	$68,158
Additions from Vality acquisition	93,388
Adjustments	1,124

Balance as of December 31, 2002	$162,670

      During 2002, the Company recorded $93.4 million of goodwill related to the acquisition of Vality Technology, Inc. (“Vality”). During 2002, the Company also recorded a $0.9 million related to the adjustment of deferred taxes and $0.2 million related to the adjustment of deferred compensation recorded through the Company’s acquisition of Torrent in November 2001 (see Note 12 to theses Notes to Consolidated Financial Statements).

      Other intangible assets amounted to $11.1 million (net of accumulated amortization of $6.9 million) and $7.2 million (net of accumulated amortization of $2.2 million) at December 31, 2002 and December 31, 2001, respectively. These intangible assets consist primarily of customer lists and patented technology acquired through business combinations, and the Company is amortizing these assets over their estimated useful lives, generally three years. There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $4.6 million, $1.8 million and $5.1 million, respectively. Estimated future amortization expense, assuming no future impairment charges or acquisitions, would be as follows (in thousands):

Amortization
Year	Expense

2003	$5,162
2004	4,763
2005	1,028
2006	117

Estimated total future amortization	$11,070

      The following table reconciles the prior two years operating income (loss) and net income (loss) to their respective balances adjusted to exclude amortization expense of goodwill, and amortization expense of

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workforce-in-place which was reclassified as goodwill with the Company’s adoption of SFAS 142. The current period results are presented for comparative purposes:

	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Operating Loss
Operating loss	$(101,438)	$(96,160)	$(101,184)
Add-back: goodwill amortization	—	7,030	11,216

Adjusted operating loss	$(101,438)	$(89,130)	$(89,968)

Net income (loss)
Reported net income (loss)	$(63,573)	$624,948	$(98,506)
Add-back: goodwill amortization, net of tax effect	—	7,030	11,216

Adjusted net income (loss)	$(63,573)	$631,978	$(87,290)

Basic Earnings Per Share
Reported net income (loss)	$(0.26)	$2.25	$(0.34)
Goodwill amortization, net of tax effect	—	0.03	0.03

Adjusted net income (loss)	$(0.26)	$2.28	$(0.31)

Diluted Earnings Per Share
Reported net income (loss)	$(0.26)	$2.20	$(0.34)
Goodwill amortization, net of tax effect	—	0.02	0.03

Adjusted net income (loss)	$(0.26)	$2.22	$(0.31)

Note 12 — Business Combinations

Pooling-of-interests combination

      On March 1, 2000, the Company completed its acquisition of Ardent, a provider of data integration infrastructure software for data warehouse, business intelligence, and e-business applications. In the acquisition, the former shareholders of Ardent received 3.5 shares of Common Stock in exchange for each outstanding share of Ardent common stock held by such shareholder (the “Ardent Merger”). An aggregate of 70,437,000 shares of Common Stock were issued pursuant to the Ardent Merger, and an aggregate of 17,174,000 options to purchase Ardent common stock were assumed by the Company. The Ardent Merger was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ardent and all intercompany transactions have been eliminated.

      No adjustments were necessary to conform to accounting policies of the combined entities.

     Purchase combinations

      On April 3, 2002, the Company acquired Vality, a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects that this acquisition will enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), metadata management, and data quality and data cleansing technologies. As of December 31, 2002, the Company has paid the net amount of $94.2 million to acquire Vality, which consists of $91.4 million paid to

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquire 100% of the outstanding common and preferred shares of Vality and vested stock options, and $2.8 million for transaction costs, which is net of $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.4
Cash paid for transaction costs	2.8
Accrued amount payable to stockholders and option holders	0.3
Accrued merger costs	3.8

Total	$98.3

      The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(2.9)
Deferred income taxes	(1.9)
Intangible assets:
Existing technology	8.2
Covenant not to compete	0.3
Goodwill	93.4

Total intangible assets	101.9
In-process research and development	1.2

Total	$98.3

      The portion of the purchase price allocated to in-process research and development costs (“IPRD”) in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

      The remaining identified intangible assets acquired, including, without limitation, technology and covenants not to compete between the Company and certain former members of senior management of Vality, were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $93.4 million. The Company is in the process of completing the purchase price allocation which may be subject to refinement. As part of this refinement, during the three months ended December 31, 2002, the Company recorded an increase to accrued merger costs to reserve for future lease obligations related to a lease for a facility the Company exited as part of the acquisition, and has not been able to sublet. The existing technology is being amortized over three years and the covenant not to compete is being amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See Note 11 of these Notes to Consolidated Financial Statements). The Company anticipates that none of the $101.9 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes.

      On November 28, 2001, the Company acquired Torrent, a provider of highly scalable parallel processing infrastructure software for the development and execution of data warehousing, business intelligence and analytical applications. Under terms of the acquisition, the Company paid $44.1 million, of which $6.3 million was paid in 2002, to acquire all outstanding common and preferred shares of Torrent. In addition, the Company issued options to purchase 216,000 shares of Common Stock in exchange for outstanding options to

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase Torrent common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options	$37.8
Accrued amount payable to former stockholders	6.3
Accrued merger costs	1.8
Fair value of stock options exchanged	0.7

Total	$46.6

      The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(3.2)
Intangible assets:
Existing technology	4.1
Customer list	1.1
Deferred compensation from exchanged stock options	0.6
Goodwill	38.5

Total intangible assets	44.3
In-process research and development	5.5

Total	$46.6

      The portion of the purchase price allocated to in-process research and development costs in the Torrent acquisition was $5.5 million, or approximately 11% of the total purchase price. The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

      The remaining identified intangible assets acquired were assigned fair values based upon an independent appraisal and amounted to $5.2 million. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $38.5 million. Total intangible assets acquired of approximately $44.3 million are included in “Intangible assets” in the accompanying consolidated balance sheets. The existing technology and customer list are being amortized over three years. In accordance with current accounting standards, the goodwill is not being amortized and is tested for impairment on a periodic basis.

      The following table represents the unaudited pro forma results of operations of the Company for the fiscal years ended December 31, 2002, 2001, and 2000, respectively, as if the acquisitions of Torrent and Vality had occurred as of the beginning of the applicable fiscal year. The pro forma financial information below includes IPRD charges of $1.2 million and $5.5 million in 2002 and 2001, respectively. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had these three companies constituted a single entity during such periods.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except for per share data)
Net revenues	$116,968	$502,668	$956,399
Net income (loss)	$(83,591)	(615,219)	(105,460)
Diluted net income (loss) per share	$(0.26)	$2.16	$(0.37)

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Litigation

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

      In July 1997, the Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company’s securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company’s financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company has entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the “Order”). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a) and 13(b) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company is also required to cooperate in the SEC’s continuing investigation of other entities and persons.

      EXPO 2000 filed an action against Ascential Software GmbH (the Company’s German subsidiary) in the Hanover, Germany district court in September 1998 seeking recovery of approximately $6.0 million, plus interest, for breach of a sponsorship contract signed in 1997. The Company filed a counterclaim for breach of contract, seeking recovery of approximately $3.1 million. In August 1999, the court entered a judgment against the Company in the amount of approximately $6.0 million, although approximately $2.1 million of the judgment was conditioned upon the return of certain software by EXPO 2000. The Company filed an appeal and reserved approximately $3.1 million for the expected outcome of the appeal. In April 2001, the German appellate court set aside the lower court’s judgment and issued a judgment in favor of the Company in the amount of approximately $2.5 million. On June 5, 2001 EXPO filed an appeal to the German Federal High Court in Civil Matters. The German Federal High Court decided on May 14, 2002 that the appeal of EXPO would not be accepted. Therefore, the judgment of the Higher Regional Court is final and EXPO was ordered to pay Ascential Software GmbH the sum of approximately $3.0 million including 5% interest from

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 19, 1999. This amount was paid to Ascential Software GmbH during the second quarter of fiscal 2002 and is recorded, net of $0.3 million of associated tax, in “Other income, net” for the year ended December 31, 2002. In addition, the Company reversed its prior $3.1 million accrual that was recorded in August 1999 and recorded a $2.8 million decrease, adjusted for foreign currency fluctuations, to “General and administrative” expense for the year ended December 31, 2002.

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

      The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys’ fees and related amounts, if any, paid in settlement. Subsequently, the China and Denver actions were dismissed; the plaintiff’s claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

      At the end of October 2002, the Company instituted an arbitration proceeding with the American Arbitration Association in Kansas City against Sprint/ United Management Company (“Sprint”) for non-payment of $6.5 million (the “Sprint Indebtedness”) due and owing under an agreement between Informix Software and Sprint dated effective March 31, 2000 (the “Sprint Agreement”). IBM had been providing services covered by the Sprint Agreement to Sprint pursuant to an agreement between IBM and the Company (the “operating agreement”) signed at the time of the IBM Transaction. The Company instituted the arbitration proceeding because Sprint declined to pay any part of the Sprint Indebtedness. The Company and Sprint executed a settlement agreement, dated as of December 24, 2002, resulting in the termination of the Sprint Agreement, dismissal of all claims, and payment by Sprint to the Company of $4.0 million. Pursuant to the terms of the operating agreement, the Company in turn remitted that $4.0 million payment to IBM on December 30, 2002.

      On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information brought by the employee to the Company, was heard on December 20, 2002. The court denied Informatica’s preliminary injunction motion. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The Company filed an answer to the amended complaint, denying all material allegations. The Company intends to defend itself vigorously.

      On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was removed to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. The Company believes that eNet30’s claims are without merit and intends to vigorously defend the suit. On March 28, 2002 eNet30 declared bankruptcy and a trial date has not yet been set.

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

Note 14 — Sale of the Database Business Assets

      Holdback. On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the assets related to the database business in the nine remaining countries that were not closed on July 1, 2001. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement (the “MPA”). The MPA provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. The

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MPA provided that IBM would retain the Holdback until January 1, 2003 except for any funds necessary to provide for any claims made prior to that date. The MPA also provided that the Company would receive interest from July 1, 2001 to the payment date of the Holdback. In January 2003, IBM released the full amount of the Holdback to the Company, in the amount of $109.3 million, which includes accrued interest. Indemnification obligations of the Company with respect to certain representations and warranties under the MPA will terminate on July 1, 2003.

      The Holdback was recorded as a gain on the sale of the database business assets during the third quarter of 2001 because at that time the Company believed, beyond a reasonable doubt, that the entire $100.0 million was realizable. Accordingly, the Company concluded that it was appropriate to recognize the Holdback amount in the gain and accrue any losses of the Holdback amount when such losses became probable and estimable under SFAS 5, Accounting for Contingencies. The Holdback and accrued interest are included in “Receivable from sale of database business” on the accompanying consolidated balance sheets as a component of current assets at December 31, 2002 as the amount was scheduled to be received within one year from the date of the balance sheet.

      In December 2002, the Company paid to IBM $4.0 million recovered on behalf of IBM from Sprint, one of the Company’s former customers. The Company also paid IBM, in December 2002, $3.2 million to resolve informal matters raised by IBM related to the IBM Transaction, which was recorded as a decrement to “Gain on sale of database business, net of adjustments”. In conjunction with this transaction, the Company reconfirmed its continuing obligation to indemnify IBM for future claims raised pursuant to the MPA and IBM stated that it was unaware of any such claims at that time. From and after that time through the date of this filing, IBM has not submitted any claims pursuant to the indemnification provisions of the MPA.

      Working Capital Adjustment. Under the terms of the MPA, the Company was obligated to transfer $124.0 million in net working capital to IBM from the database business operations (the “Working Capital Adjustment”) as of July 1, 2001. Working Capital was defined in the MPA as the sum of (i) net accounts receivable and (ii) prepaid expenses; minus (a) ordinary course trade payables and (b) accrued ordinary course expenses (other than any such expenses incurred in connection with former employees, officer, directors, or independent contractors). These items were a subset of all the various assets and liabilities of the database business that transferred to IBM upon the closing of the IBM Transaction.

      If the net working capital transferred to IBM on the closing date exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the shortfall. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had recognized the minimum net working capital adjustment of $3.7 million in the gain resulting from the IBM Transaction. On March 29, 2002, the Company was paid $11.0 million by IBM as final settlement of the net working capital adjustment. Accordingly, the Company recorded the incremental $7.3 million received in “Gain on sale of database business, net of adjustments” during 2002.

      Gain Adjustment. During 2002, the Company also recorded a gain adjustment of $0.3 million primarily to decrease the long-term assets sold to IBM and a $1.4 million loss to “Gain on sale of database business, net”. The $1.4 million loss consists of $0.9 million of accrued professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and $0.5 million to adjust the segmentation of accounts receivable sold to IBM as part of the sale of the database business assets.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the IBM Transaction, the Company has recorded a cumulative gain, after transaction costs and related charges, but excluding income taxes, of $868.7 million through December 31, 2002. The following table sets forth the components of the gain (in millions):

Cash proceeds received from IBM	$900.0
IBM holdback	100.0

Gross sale proceeds	1,000.0
Deferred revenue adjustment	(11.6)
Employee–related accrual adjustment	(13.2)
Minimum net working capital adjustment	3.7

Adjusted sale proceeds	978.9
Net assets transferred to IBM	(71.3)
Transaction costs and related charges	(41.9)

Gain resulting from the IBM Transaction through December 31, 2001	865.7
Final net working capital adjustment	7.3
Long-term asset segmentation	0.3
Payment of informal claims	(3.2)
Accrued costs to dissolve subsidiaries	(0.9)
Adjustment of accounts receivable segmentation	(0.5)

Gain, net of adjustments, resulting from the IBM Transaction through December 31, 2002	$868.7

      The database business and the Company’s ongoing operations were in the same line of business, and the database business did not represent “a separate major line of business or class of customer”. Both sold information management software to medium-sized and large enterprises. In addition, the product offerings of the two businesses worked together to form an information management system. The customers of the Company’s ongoing business needed a database in order for the Company’s products to perform; therefore, the target markets for the two businesses were the same. In addition, the assets, results of operations, and activities of the database business could not be clearly distinguished from the other assets, results of operations and activities of the Company prior to 2001. As such, the sale of the database business assets to IBM represented the sale of a product line rather than the disposal of a business segment.

      Accrued IBM Transaction Costs. As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related charges incurred during the twelve months ended December 31, 2002 (in millions):

	Accrual			Accrual
	Balance			Balance
	December 31,	Charges/	Cash	December 31,
	2001	Adjustments	Payments	2002

Professional fees	$3.0	$2.1	$(3.9)	$1.2
Severance and employment-related costs	10.3	(0.9)	(5.0)	4.4
Other Charges	0.7	(0.3)	(0.4)	—

Accrued transaction costs and related charges included in accrued expenses	$14.0	$0.9	$(9.3)	$5.6

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002 the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries made inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes, as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company related to the IBM Transaction. As of December 31, 2002, severance payments and related taxes had been paid to terminate approximately 81 employees. The remaining accrual balance of $4.4 million, which includes severance and related taxes, is expected be paid on various dates extending through 2006. The remaining accrual balance of $1.2 million for professional fees is expected be paid by June 30, 2003.

      Transition Services and Other. The Company and IBM are providing certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consist of the performance of certain administrative functions, hosting systems and the provision of office space in shared facilities of which one of the parties is the primary leaseholder. To facilitate the provision of these services, at the time of the IBM Transaction, the Company and IBM entered into reciprocal transitional service agreements, under which both parties provide and utilize transitional services at agreed upon rates that the Company believes represent the fair value of such services. During the year ended December 31, 2002, the Company provided to IBM and purchased from IBM transitional services amounting to $3.8 million and $2.5 million, respectively. During the year ended December 31, 2001, the Company provided transitional services to IBM totaling $2.6 million and purchased transitional services from IBM totaling $4.1 million. The provision for shared administrative functions and office space in shared facilities ended during the second quarter of 2002. Effective December 31, 2002, the provision of shared infrastructure cost was substantially completed, except with respect to certain software support functions that have been extended through March 31, 2003.

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

Note 15 — Termination of the Content Management Product Line

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

      As of March 31, 2002, the Company believed that the actions taken by the Company met the criteria under SFAS No. 144 for classification of a disposal group as “Assets held for sale” and “Liabilities associated with assets held for sale” and used this presentation on the balance sheet in the report filed on Form 10-Q for the three months ended March 31, 2002. Accordingly, the Company ceased amortizing capitalized software

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs as of January 22, 2002. The Company has included the operating results of this product line for the year ended December 31, 2002, as a component of “Operating loss” in the Condensed Consolidated Statement of Operations. The Company was unable to distinguish certain historical financial information associated with this product line prior to January 2002; accordingly, the Company has not presented historical results as discontinued operations in accordance with the provisions of SFAS No. 144. The assets related to the content management product line were evaluated by the Company and were carried at cost, which was less than the estimated fair market value net of costs to sell. As of May 15, 2002, the Company did not expect to record a loss on the divestiture of its content management product line.

      During June 2002, the Company ceased efforts to find a buyer for its content management product line as no interested buyers had been identified. During the three months ended June 30, 2002, in conjunction with its decision to cease efforts to find a buyer, the Company terminated associated operations, except for completion of previously committed consulting and support contracts, and recorded charges totaling $7.3 million consisting of $4.5 million categorized as “Cost of software” for the impairment of software costs previously capitalized and charges totaling $2.8 million as “Merger, realignment, and other charges”. The $2.8 million of “Merger, realignment, and other charges” includes $1.4 million of severance costs, $0.8 million of equipment impairment costs and $0.6 million of other exit costs. During the three months ended September 30, 2002, the Company recorded additional charges totaling $0.5 million as “Merger, realignment, and other charges” comprised of $0.3 million of severance costs and $0.2 million of other exit costs. The components of these charges are discussed in detail below (see Note 16 in these Notes to Consolidated Financial Statements). In addition, the Company recorded $1.7 million in bad debt expense for the year ended December 31, 2002 related to the write off of accounts receivable balances that were deemed uncollectible as a result of the termination of this product line.

Note 16 — Accrued Merger, Realignment and Other Charges

      The following table summarizes the components of the accrued merger, realignment and other charges at December 31, 2002 and 2001, respectively (in millions):

	2002	2001

Third quarter 2002 realignment	$1.5	$—
Second quarter 2002 realignment	—	—
Third quarter 2001 Realignment	—	3.8
Facility reserves resulting from IBM Transaction	13.0	25.0
2000 strategic realignment	0.7	5.2
Ardent merger and other	0.5	1.1

	$15.7	$35.1

      The following section summarizes, by quarter, the net merger, realignment and other expense of $23.7 million for the year ended December 31, 2002, of which $20.1 million will be paid in cash.

      During the three months ended December 31, 2002, the Company recorded $4.7 million of “Merger, realignment and other” charges, $2.3 million related to its third quarter 2002 realignment plan, $2.0 million related to revised assumptions for facility and equipment charges resulting from the IBM Transaction, $0.2 million related to revised assumptions for facility charges resulting from the 2000 strategic realignment and $0.2 million in other facility exit costs. The Company also reversed $0.4 million of other exit costs related primarily to the $50.0 million merger reserve recorded in 2000 in conjunction with the acquisition of Ardent that is no longer required. The net impact of these activities was a $4.3 million charge recorded to the “Merger, realignment and other” line of the Company’s consolidated statements of operations.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended September 30, 2002, the Company recorded $8.2 million of “Merger, realignment and other” charges, $7.8 million related to its third quarter 2002 realignment plan and $0.4 million related to revised assumptions for facility and equipment charges resulting from the IBM Transaction. The Company also reversed $0.5 million related to the facility and equipment charges resulting from the IBM Transaction for a reserve on a facility lease deposit that was refunded in full. The net impact of these activities was a $7.7 million charge recorded to the “Merger, realignment and other” line of the Company’s consolidated statements of operations.

      During the three months ended June 30, 2002, the Company recorded $7.7 million of “Merger, realignment and other” charges related to its second quarter 2002 realignment plan and reversed $0.4 million related to accrued severance payments that were originally recorded as part of its third quarter of 2001 realignment plan as certain employees voluntarily terminated employment, and reversed $0.3 of an accrual related to the Facility and Equipment charges resulting from the IBM Transaction due to revised assumptions utilized in estimating facility exit costs. The net impact of these activities was a $7.0 million charge recorded to the “Merger, realignment and other” line of the Company’s consolidated statements of operations.

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

      The components of the Company’s net merger, realignment and other charges are outlined below.

     Third Quarter 2002 Realignment

      During the three months ended September 30, 2002, the Company approved a plan to further realign its infrastructure by reducing its workforce. The Company also identified certain assets associated with vacated facilities and headcount reductions that no longer had value at September 30, 2002. This plan relates to a continuing effort to reduce the Company’s infrastructure costs, the IBM Transaction (see Note 14 in these Notes to Consolidated Financial Statements), and the termination of its content management product line (see Note 15 in these Notes to Consolidated Financial Statements). As a result, the Company recorded $10.1 million of “Merger, realignment and other” charges during the six months ended December 31, 2002. This $10.1 million charge consisted of $6.6 million to reduce the Company’s infrastructure costs, $3.0 million related to the IBM Transaction and $0.5 million related to the termination of its content management product line. The $6.6 million charge related to realigning the Company’s infrastructure to reduce costs consists of $6.5 million to terminate 142 employees and $0.1 million of other exit costs. The $3.0 million charge related to exiting facilities in connection with the IBM Transaction consists of $2.7 million to write-off abandoned fixed assets, primarily at vacated facilities and $0.3 of additional facility lease costs. The $0.5 million charge related to the termination of the content management product line consists of $0.3 million to terminate 17 employees and $0.2 million of other exit costs. The 159 employees being terminated as part of the third quarter 2002 realignment includes approximately 98 sales and marketing employees, 17 general and administrative employees, 12 research and development employees, and 32 professional services employees. The following

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table sets forth the significant components of the charge recognized and activity occurring during the year ended December 31, 2002, as well as accrued balance remaining at December 31, 2002 (in millions):

				Balance at
				December 31,
	Charges	Non-Cash	Payments	2002

Severance and employment costs	$6.8	$—	$(5.5)	$1.3
Facility lease costs	0.3	(0.1)	(0.2)	—
Other exit costs	0.3	—	(0.1)	.2

Total accrued merger realignment and other charges	7.4	(0.1)	(5.8)	1.5
Abandoned fixed assets	2.7	(2.7)	—	—

	$10.1	$(2.8)	$(5.8)	$1.5

      The unpaid severance balance of $1.3 million as of December 31, 2002 is expected to be paid by September 30, 2003 and relates primarily to bi-monthly severance payments for employees who have already been terminated and severance payments for employees who, barring unforeseen circumstances, are expected to be terminated by the end of September 30, 2003.

     Second Quarter 2002 Realignment

      During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line (see Note 15 in these Notes to Consolidated Financial Statements), and realign its infrastructure by reducing its workforce and closing facilities in order to reduce costs. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $7.7 million of “Merger, realignment and other” charges during the period. This $7.7 million charge consisted of $4.1 million of charges during the period related to the integration of Vality, $2.8 million to terminate operations related to the Company’s content management product line, and $0.8 of additional costs associated with the wind down of the database business. The $4.1 million charge to integrate Vality consisted of $4.0 million to terminate 91 Ascential employees and $0.1 million of other costs. The $2.8 million charge related to its content management product line consisted of $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The 143 employees terminated included 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 million of other costs. The following table sets forth the significant components of the charge recognized during the year ended December 31, 2002 and the accrued balance remaining at December 31, 2002 (in millions):

				Balance at
				December 31,
	Charges	Non-Cash	Payments	2002

Severance and employment costs	$5.7	$—	$(5.7)	$—
Write-off computer equipment	0.8	(0.8)	—	—
Facility lease costs	0.4	—	(0.4)	—
Professional fees	0.4	—	(0.4)	—
Other exit costs	0.4	—	(0.4)	—

	$7.7	$(0.8)	$(6.9)	$—

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     First Quarter 2002 Realignment

      During the three months ended March 31, 2002, the Company approved plans to continue to reduce costs from its Informix Software business due to the IBM Transaction and consolidate certain offices in Europe. As a result the Company recorded $2.5 million of “Merger, realignment and other” charges consisting of $1.6 million of severance and employment related costs to terminate 35 sales and marketing employees, $0.8 million for lease management and other lease obligation costs and $0.1 million of other exit costs.

      The following table sets forth the significant components of the charge recognized during the year ended December 31, 2002 and the accrued balance remaining at December 31, 2002 (in millions):

			Balance at
			December 31,
	Charges	Payments	2002

Severance and employment costs	$1.6	$(1.6)	$—
Facility lease costs	0.8	(0.8)	—
Other exit costs	0.1	(0.1)	—

	$2.5	$(2.5)	$—

     Third Quarter 2001 Realignment

      During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount and as a result recorded a $12.0 million charge to “Merger, realignment and other” in 2001. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million. The following table sets forth the accrual activity for the year ended December 31, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	December 31,
	2001	Adjustments	Payments	2002

Severance and employment costs	$3.8	$(0.4)	$(3.4)	$—

      Severance and employment-related costs primarily consisted of termination compensation and related benefits for employees. During the quarter ended June 30, 2002, the Company reversed $0.4 million of the accrual related to approximately 18 employees, as it was no longer required. As of December 31, 2002, termination compensation and related benefits had been paid to terminate 242 employees.

     Facility and Equipment Charges resulting from IBM Transaction

      As a result of the IBM Transaction (see Note 14 in these Notes to Consolidated Financial Statements) the Company no longer required as much facility space and recorded a $35.3 million charge to “Merger, realignment and other” during 2001 for facilities and equipment costs related to the Company’s vacant, or partially vacant, facilities at December 31, 2001. This charge was comprised of a reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the year ended December 31, 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	December 31,
	2001	Adjustments	Payments	2002

Residual lease obligations and restoration costs	$25.0	$4.3	$(16.3)	$13.0

      The $13.0 million of residual lease obligations is comprised of $11.5 million of lease-related payments that the Company estimates it will make from the date of the Company’s exit from each facility to the end of the corresponding lease term, net of rental payments from IBM or other sub–lessees, and $1.5 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs of $13.0 million at December 31, 2002 relates to facilities that the Company has exited or plans to exit at December 31, 2002 and expire from 2002 through 2008.

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

      During the year ended December 31, 2002, the Company revised the assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties that resulted in $9.3 million of adjustments to the Company’s facilities accrual. The majority of the adjustment relates to decreasing market prices for sublease rental receipts, difficulty in obtaining sublease tenants, primarily in the United States and Europe, and additional costs arising from negotiations to exit facilities prior to the end of the lease term. In total, barring unforeseen circumstances, the Company estimated it will receive $11.6 million of sublease income, $2.8 million for properties already sublet and $8.8 million from properties where a sublet is anticipated. The Company’s sublease estimates assume that no subtenants will default on rental payments and that the Company will be able to obtain subtenants at local market rates where market conditions are considered favorable. Sublease assumptions also include a vacancy period from the time the Company vacates the facility to the time the subtenant begins to pay rent. The following sets forth the components of the charges recorded to “Merger, realignment and other charges” during the year ended December 31, 2002 (in millions):

Year Ended
December 31,
2002

Release of lease obligations	$(7.0)
Additional assumed lease obligations	2.0
Revision of assumptions to reflect current market conditions and negotiated exit costs	9.3

Net charge	$4.3

      The Company may need to record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of December 31, 2002, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations,

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding estimated sublease income, and restoration costs, to exceed $6.1 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

     2000 Strategic Realignment

      During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses and as a result recorded a charge of $86.9 million to “Merger, realignment and other” in 2000. The strategic realignment included a refinement of the Company’s product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. During 2002 the Company recorded $0.2 million of additional costs to exit a facility in the United States arising from negotiations to terminate the lease prior to the end of the lease term.

      The following sets forth the accrual activity for the year ended December 31, 2002 (in millions):

	Accrual at			Accrual at
	December 31,		Cash	December 31,
	2001	Charges	Payments	2002

Severance and employment-related costs	$0.1	$—	$(0.1)	$—
Facilities and equipment costs	2.1	0.2	(1.6)	0.7
Costs to exit various commitments and programs	3.0	—	(3.0)	—

	$5.2	$0.2	$(4.7)	$0.7

      The remaining accrual balance at December 31, 2002 consists of $0.6 million for lease obligations and $0.1 million of restoration costs for a redundant facility and will be paid by June 30, 2003.

     Ardent Merger and Other

      As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges of $59.7 million to “Merger, realignment and other” arising from decisions to exit certain facilities. During 2002 the Company reversed $0.4 million of other exit costs associated with the Ardent acquisition as they were no longer needed. As of December 31, 2002, approximately $0.5 million of facility exit costs remained unpaid. Of the $0.5 million in facility exist costs, $0.3 million are for residual lease obligations and $0.2 million for restoration costs on idle facilities that expire at various dates through 2004.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Comprehensive Income

      The following table sets forth the calculation of other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net income (loss)	$(65,573)	$624,948	$(98,315)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,119, $0, and $3,211 in 2002, 2001 and 2000, respectively	1,366	(1,831)	(4,437)
Reclassification adjustment for realized losses (gains) included in net income (loss)	1,602	3,369	(2,895)
Change in accumulated foreign currency translation adjustment	4,632	(866)	(5,785)

	$(57,973)	$625,620	$(111,432)

      Other comprehensive income on the balance sheet is comprised of:

	Year Ended December 31,

	2002	2001

Cumulative foreign exchange translation adjustment	$(13,052)	$(17,684)
Unrealized gains (losses) on available for sales securities, net of taxes of $1,119 in 2002, and $ — in 2001	1,679	(1,289)

	$(11,373)	$(18,973)

Note 18 — Quarterly Operating Results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Year ended December 31, 2002
Net revenues	$20,793	$27,962	$30,212	$34,051
Gross profit	9,634	11,474	17,473	22,998
Net loss	$(16,520)	$(20,628)	$(16,257)	$(10,168)

Net loss per common share(1):
Basic	$(0.06)	$(0.08)	$(0.07)	$(0.04)

Diluted	$(0.06)	$(0.08)	$(0.07)	$(0.04)

Year ended December 31, 2001
Net revenues	$217,057	$208,598	$28,505	$27,172
Gross profit	162,262	152,009	11,851	13,402
Net income (loss)	$14,049	$(9,279)	$645,663	$(25,485)

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Net income (loss) per common share(1):
Basic	$0.05	$(0.03)	$2.32	$(0.10)

Diluted	$0.05	$(0.03)	$2.26	$(0.10)

(1)	Amounts may vary from annual totals due to rounding.

      During the closing for the quarter ended December 31, 2001, the Company discovered errors in previously reported net income for the three-month period ended September 30, 2001. The errors relate to: (1) $1.2 million of tangible assets that IBM purchased that were included on the Company’s balance sheet at September 30, 2001 and that were identified and transferred to IBM during the fourth quarter of 2001; and (2) $4.5 million of additional obligations relating to facilities that the Company has either permanently exited or has plans to permanently exit resulting from the IBM Transaction. As a result, previously reported net income, and basic and diluted earnings per share of $651.4 million, $2.34 and $2.28, respectively, for the quarter ended September 30, 2001 have been restated to $645.7 million, $2.32 and $2.26, respectively.

      In addition, in the 2001 year-end financial statements, the Company reclassified $21.4 million of facilities and equipment costs related to the IBM Transaction from the Gain on sale of database business line item to the Merger, realignment and other charges line item. (See Note 14 to Notes to Consolidated Financial Statements).

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASCENTIAL SOFTWARE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to				Balance at
	Beginning	Costs and	Charged to			End of
	of Period	Expenses	Revenues	Deductions(1)	Other(2)	Year

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2002	$8,451	$2,426	$47	$7,166	$—	$3,758
Year ended December 31, 2001	$14,234	$12,039	$1,179	$10,521	$(8,480)	$8,451
Year ended December 31, 2000	16,881	8,338	6,640	17,625	—	14,234

(1)	Uncollectible accounts written off, net of recoveries

(2)	Allowance for doubtful accounts transferred to IBM in 2001

S-1