Form 10-Q
period 2003-03-31
ASCENTIAL SOFTWARE CORP
filed 2003-05-15
CIK 799089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3011736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Westborough, MA	01581
(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code:	(508) 366-3888

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑      NO ☐

At April 30, 2003, 231,974,051 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
INDEX TO EXHIBITS
Ex-3.1 Second Amended and Restated Bylaws
EX-10.1 CHANGE IN CONTROL AGREEMENT (PETER GYENES)
EX-10.2 CHANGE IN CONTROL AGREEMENT (PETER FIORE)
EX-10.3 CHANGE IN CONTROL AGREEMENT (SCOTT SEMEL)
EX-10.4 CHANGE IN CONTROL AGREEMENT (R. MCBRIDE)
Ex-99.1 Certifications pursuant to Section 906

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2003

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

NET REVENUE
Licenses	$19,170	$10,751
Services	16,126	10,042

	35,296	20,793

COSTS AND EXPENSES
Cost of licenses	3,601	3,149
Cost of services	7,247	8,010
Sales and marketing	16,695	18,684
Research and development	5,370	6,433
General and administrative	6,409	14,545
Merger, realignment and other charges	—	4,679

	39,322	55,500

Operating loss	(4,026)	(34,707)
OTHER INCOME (EXPENSE)
Interest income	3,312	6,233
Interest expense	(23)	(21)
Gain on sale of database business, net	—	7,634
Other expense, net	(26)	(1,166)

LOSS BEFORE INCOME TAXES	(763)	(22,027)
Income tax benefit	(229)	(5,507)

NET LOSS	$(534)	$(16,520)

NET LOSS PER COMMON SHARE
Basic and diluted	$0.00	$(0.06)
SHARES USED IN PER SHARE CALCULATIONS
Basic and diluted	231,504	256,530

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$358,435	$216,551
Short-term investments	258,102	288,199
Accounts receivable, net	26,887	27,112
Receivable from sale of database business	—	109,200
Recoverable income taxes	15,061	17,448
Other current assets	12,447	13,688

Total current assets	670,932	672,198
Property and equipment, net	5,485	5,427
Software costs, net	14,311	14,124
Long-term investments	979	966
Goodwill	162,624	162,670
Intangible assets, net	9,725	11,070
Deferred income taxes	28,437	28,515
Other assets	10,968	11,280

Total assets	$903,461	$906,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,249	$8,136
Accrued expenses	22,485	23,137
Accrued employee compensation	11,945	14,861
Income taxes payable	99,969	98,916
Deferred revenue	22,064	17,666
Accrued merger, realignment and other charges	11,392	15,698
Deferred income taxes	33,169	33,171
Other current liabilities	432	479

Total current liabilities	209,705	212,064

Commitments and contingencies (Note I)
Stockholders’ equity
Common stock	2,654	2,655
Additional paid-in capital	600,027	600,522
Treasury stock, at cost	(98,454)	(99,626)
Retained earnings	201,709	202,243
Deferred compensation	(187)	(235)
Accumulated other comprehensive loss	(11,993)	(11,373)

Total stockholders’ equity	693,756	694,186

Total liabilities and stockholders’ equity	$903,461	$906,250

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(534)	$(16,520)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,125	1,783
Amortization of capitalized software costs	1,732	1,650
Foreign currency transaction (gain) loss	(1,763)	1,307
Loss on disposal of property and equipment	49	332
Deferred income taxes	(12)	11,210
Provisions for losses on accounts receivable	33	1,199
Merger, realignment and other charges	—	2,200
Gain on sale of database business, net of adjustments	—	(7,634)
Stock-based employee compensation	48	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	389	4,402
Other current and non-current assets	3,879	12,266
Accounts payable, accrued expenses and other liabilities	(6,830)	(49,046)
Deferred revenue	4,271	(85)

Net cash and cash equivalents provided by (used in) operating activities	3,387	(36,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(264,435)	(114,956)
Maturities of available-for-sale securities	271,542	102,673
Sales of available-for-sale securities	23,240	13,841
Purchases of property and equipment	(878)	(1,248)
Additions to capitalized software costs	(1,919)	(4,554)
Proceeds from the sale of the database business, net	109,328	11,000
Other	(50)	(694)

Net cash and cash equivalents provided by investing activities	136,828	6,062

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	677	893

Net cash and cash equivalents provided by financing activities	677	893

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	992	(2,681)

Increase (decrease) in cash and cash equivalents	141,884	(32,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,551	489,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$358,435	$456,645

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(534)	$(16,520)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax expense of $88	188	(732)
Reclassification adjustment for realized losses included in net loss	(63)	(169)
Change in cumulative foreign currency exchange translation adjustment	(745)	(784)

Other comprehensive loss	(620)	(1,685)

Comprehensive Loss	$(1,154)	$(18,205)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A — Summary of Significant Accounting Policies

     Organization and Operations. Ascential Software Corporation (“Ascential” or the “Company”) was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for a purchase price of $1.0 billion in cash (the “IBM Transaction" — see Note F). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

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

     The principal geographic markets for the Company’s products are North America, Europe and Asia/ Pacific. Customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2002 included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with the audited financial statements of the Company, and the notes thereto, for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

     Stock-Based Compensation.

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosure in the Company’s annual and interim financial statements about the method used by the Company for stock-based compensation and the effect of the method used on reported results. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, the Company utilizes the intrinsic value method to account for awards to employees, directors, and officers under its plans. Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to such awards granted under the terms of the Company’s various stock option plans as all options granted under those plans typically have an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma information regarding the net loss and net loss per share is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its stock-based awards to employees under the fair value method is presented below. The Company estimates the fair value of stock-based awards to employees using the Black-Scholes option-pricing model. For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the Company’s employee stock purchase plan). The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method to stock-based employee compensation (in thousands, except per share information):

	Three months ended
	March 31,

	2003	2002

Net loss applicable to common stockholders:
As reported	$(534)	$(16,520)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,043)	(6,944)

Net loss applicable to common stockholders:
Pro forma	$(6,577)	$(23,464)

Net loss per common share:
Basic and diluted, as reported	$0.00	$(0.06)
Basic and diluted, pro forma	$(0.03)	$(0.09)
Shares used in basic and diluted calculations	231,504	256,530

Note B — Goodwill and Other Intangible Assets

     As of March 31, 2003 the Company had goodwill in the amount of $162.6 million. There were no material changes in carrying value from December 31, 2002. The Company determined, in accordance with SFAS 142, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets amounted to $9.7 million (net of accumulated amortization of $8.2 million) and $11.1 million (net of accumulated amortization of $6.9 million) at March 31, 2003 and December 31, 2002, respectively. These intangible assets consist primarily of customer lists and patented technology acquired through business combinations. The Company is amortizing these assets over their estimated useful lives, generally three years. There are no expected residual values related to these intangible assets. Amortization expense for the three months ended March 31, 2003 and 2002, was $1.3 million and $0.6 million, respectively.

Note C — Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net loss	$(534)	$(16,520)

Denominator:
Denominator for basic net loss per common share –
Weighted-average shares outstanding	231,504	256,530
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted net loss per common share –
Adjusted weighted-average shares and assumed conversions	231,504	256,530

Basic net loss per common share	$0.00	$(0.06)
Diluted net loss per common share	$0.00	$(0.06)

     Potential common shares, calculated using the treasury method, relating to options to purchase shares of the Company’s common stock (“Common Stock”) with exercise prices below the average market price of the Common Stock for the three months ended March 31, 2003 and 2002, totaled 1.6 million and 2.8 million, respectively, and have been excluded from the diluted calculation as the potential common shares associated with these options are anti-dilutive due to the net losses for those periods. These options have exercise prices ranging from $0.05 to $2.86 in 2003 and $0.05 to $4.30 in 2002.

     Additionally, the Company excluded other potential common shares for the three months ended March 31, 2003 and 2002, from its diluted net loss per share computation because the exercise price of these securities were equal to or exceeded the average market value of the Common Stock for the same periods and, therefore, these securities were anti-dilutive. The following is a summary of the excluded potential common shares and the related exercise/conversion features for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

Potential common shares:	2003	2002

Stock options	20,691	30,643
Common stock warrants (Series B Warrants)	—	2,303

     The stock options had per share exercise prices ranging from $2.89 to $22.25 per share in the three months ended March 31, 2003. These stock options are exercisable at various dates through March 2013. The stock options had exercise prices ranging from $4.37 to $28.10 per share in the three months ended March 31, 2002. Options outstanding during 2002 included options to purchase 12.9 million shares of Common Stock, the terms of which were extended in conjunction with the IBM Transaction. These options to purchase 12.9 million shares of Common Stock expired on October 29, 2002 and had exercise prices ranging from $0.20 to $28.10 per share.

     The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B convertible preferred stock (“Series B Preferred”) into shares of Common Stock in July 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were converted. As of March 31, 2002, Series B Warrants exercisable for 2.3 million shares of Common Stock were outstanding and exercisable at a per share exercise price of $7.84. These warrants expired on November 19, 2002.

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Cumulative foreign exchange translation adjustment	$(13,797)	$(13,052)
Unrealized gains on available for sales securities, net of taxes of $1,207 at March 31, 2003 and $1,119 at December 31, 2002	1,804	1,679

	$(11,993)	$(11,373)

Note E — Stockholders’ Equity

Reconciliation of Common Stock shares issued (in thousands):
Shares outstanding at December 31, 2002	265,445
Shares issued upon exercises of stock options	85
Shares sold and issued to employees under the Company’s employee stock purchase plan	239
Treasury shares retired	(400)

Shares issued at March 31, 2003	265,369
Less shares in treasury at March 31, 2003	(33,571)

Net Common Stock shares outstanding at March 31, 2003	231,798

     The Company had 33,571,117 and 33,971,117 shares of Common Stock in treasury at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had repurchased an aggregate of approximately 60.5 million shares for an aggregate purchase price of approximately $217.2 million as part of its previously approved stock repurchase program that commenced in the second quarter of 2001. The Company is authorized to repurchase up to $350.0 million of Common Stock under this program.

     On April 30, 2003, the Company filed a definitive proxy statement describing various proposed matters to be submitted for stockholder approval at the Company’s Annual Meeting of Stockholders scheduled to be held on June 17, 2003. These proposals include a one-for-four reverse stock split of the Common Stock. If approved by stockholders at the Annual Meeting, the Company’s Board of Directors would have the authority to declare a one-for-four reverse stock split at any time until the Company’s 2004 Annual Meeting of Stockholders.

Note F — Sale of the Database Business

     Holdback. On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the assets related to the database business in the nine remaining countries that were not closed on July 1, 2001. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement (the “MPA”). The MPA provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company under the MPA to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company under the MPA; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. The MPA provided that IBM would retain the Holdback until January 1, 2003, except for any funds necessary to provide for any claims made prior to that date. The MPA also provided that the Company would receive interest from July 1, 2001 to the payment date of the Holdback. In January 2003, IBM released the full amount of the Holdback to the Company, in the amount of $109.3 million, which included accrued interest. Indemnification obligations of the Company with respect to certain representations and warranties under the MPA will terminate on July 1, 2003.

     Working Capital Adjustment. Under the terms of the MPA, the Company was obligated to transfer $124.0 million in net working capital to IBM from the database business operations (the “Working Capital Adjustment”) as of July 1, 2001. Working Capital was defined in the MPA as the sum of (i) net accounts receivable and (ii) prepaid expenses; minus (a) ordinary course trade payables and (b) accrued ordinary course expenses (other than any such expenses incurred in connection with former employees, officers, directors, or independent contractors). These items were a subset of the various assets and liabilities of the database business that were transferred to IBM upon the closing of the IBM Transaction.

     If the net working capital transferred to IBM on the closing date exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the shortfall. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had recognized the minimum net working capital adjustment of $3.7 million as a reduction to the gain resulting from the IBM Transaction. On March 29, 2002, the Company was paid $11.0 million by IBM in final settlement of the net working capital adjustment. Accordingly, the Company recorded the incremental $7.3 million received in “Gain on sale of database business, net of adjustments” during the first quarter of 2002.

     Gain Adjustment. During 2002, the Company also recorded a gain adjustment of $0.3 million, primarily to decrease the long-term assets sold to IBM and a $1.4 million loss to “Gain on sale of database business, net”. The $1.4 million loss consists of $0.9 million of accrued professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and $0.5 million to adjust the segmentation of accounts receivable sold to IBM as part of the sale of the database business assets.

     Accrued IBM Transaction Costs. As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related cash payments made during the three months ended March 31, 2003 (in millions):

	Accrual
	Balance
	December 31,	Cash	Accrual Balance
	2002	Payments	March 31, 2003

Professional fees	$1.2	$(0.2)	$1.0
Severance and employment-related costs	4.4	—	4.4

Accrued transaction costs and related charges included in accrued expenses	$5.6	$(0.2)	$5.4

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002, the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries made inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company as a consequence of the IBM Transaction. As of March 31, 2003, severance payments and related taxes had been paid to terminate 81 employees. The remaining accrual balance of $4.4 million, which includes severance and related taxes, is expected to be paid on various dates extending through 2006. The remaining accrual balance of $1.0 million for professional fees is expected to be paid by December 31, 2003.

Note G — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at March 31, 2003 and December 31, 2002 (in millions):

	March 31, 2003	December 31, 2002

Facility and equipment charges resulting from the IBM Transaction	$10.4	$13.0
Other merger and realignment charges:
Third quarter 2002 realignment	0.6	1.5
2000 strategic realignment	0.1	0.7
Ardent merger and other	0.3	0.5

Total other merger and realignment charges	$1.0	$2.7

Total accrued merger, realignment and other charges	$11.4	$15.7

     The components of the Company’s net merger, realignment and other charges are outlined below.

Facility and Equipment Charges resulting from IBM Transaction

     As a result of the IBM Transaction (see Note F) the Company no longer required as much facility space and recorded charges and adjustment during 2001 and 2002 for facilities and equipment costs related to the Company’s vacant, or partially vacant, facilities resulting from the sale of the database business assets. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the quarter ended March 31, 2003 (in millions):

	Accrual		Accrual
	Balance at		Balance at
	December 31,	Cash	March 31,
	2002	Payments	2003

Residual lease obligations and restoration costs	$13.0	$(2.6)	$10.4

     The $10.4 million of residual lease obligations is comprised of $9.4 million of lease-related payments that the Company estimates it will make from the date of the Company’s exit from each facility to the end of the corresponding lease term, net of rental payments from IBM or other sub–lessees, and $1.0 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs relate to facilities that the Company has exited or plans to exit at March 31, 2003 and expire from 2003 through 2008.

     The Company may need to record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of March 31, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations, excluding estimated sublease income, and restoration costs, to exceed $6.2 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     The Company recorded various merger and realignment charges as a result of other actions initiated during 2001 and 2002, including the third quarter 2002 realignment, the 2000 strategic realignment, and the Ardent and other charges activities. The following table sets forth the activity related to those remaining balances occurring during the three months ended March 31, 2003 as well as the accrued balance remaining at March 31, 2003 (in millions):

			Balance at
	Balance at		March 31,
	December 31, 2002	Payments	2003

Severance and employment costs	$1.3	$(0.9)	$0.4
Facility exit costs	1.2	(0.8)	0.4
Other exit costs	0.2	—	0.2

Total	$2.7	$(1.7)	$1.0

     The unpaid severance balance of $0.4 million as of March 31, 2003 is expected to be paid by September 30, 2003 and relates primarily to bi-monthly severance payments for employees who have already been terminated and severance payments for employees who, barring unforeseen circumstances, are expected to be terminated by the end of September 30, 2003. Of the $0.4 million in remaining facility exit costs at March 31, 2003, $0.2 million are for residual lease obligations and $0.2 million are for restoration costs on idle facilities with leases that expire at various dates through 2004.

Note H — Business Segments

     The Company operates under two segments that report to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. As discussed in Note F, the Company completed the IBM Transaction during the third quarter of 2001. Accordingly, the Company derived no revenue from operations of the Informix Software segment after 2001 and the only remaining operating segment subsequent to the sale is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two operating businesses for the three months ended March 31, 2003 and March 31, 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Operating loss:
Ascential Software	$(2.8)	$(23.9)
Informix Software	(1.2)	(10.8)

Total Ascential Software Corporation	$(4.0)	$(34.7)

Income (loss) before income taxes:
Ascential Software	$0.4	$(18.9)
Informix Software	(1.2)	(3.1)

Total Ascential Software Corporation	$(0.8)	$(22.0)

     The operating loss for Informix Software for the three months ended March 31, 2003 and March 31, 2002 relates principally to the costs of settlement of disputes associated with the historical database operations, net of recoveries, adjustments to facility and severance reserves and the general and administrative costs associated with consolidating the infrastructure of the database business into the Company infrastructure. In addition to these items, the loss before income taxes for Informix Software for the three months ended March 31, 2002 includes $7.7 million in income associated with an adjustment to the gain on the sale of the database business assets.

     For the three months ended and as of March 31, 2003 and 2002, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

     For the three months ended March 31, 2003, no single customer accounted for greater than 10% of revenues. For the three months ended March 31, 2002, the Company had one customer who accounted for 11% of revenues.

Note I — Commitments and Contingencies

     Guarantees. Effective December 31, 2002, the Company adopted the disclosure provisions of FIN 45 which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Company’s guarantees consist of a contingent liability for the assignment of a facility lease, indemnification agreements and standby letters of credit.

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

     As part of the IBM Transaction, the Company agreed to indemnify IBM for certain representations and warranties that were made under the terms of the IBM Transaction agreements. IBM had retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. The agreement with IBM provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the agreement; or (iv) the operation or ownership of the Excluded Assets, as defined in the agreement. The Company received the $100.0 million holdback payment from IBM, plus accrued interest, in January 2003. No formal indemnification claims have been made by IBM from the time that the Company received the holdback payment through the date of this filing.

     Indemnification obligations of the Company with respect to certain representations and warranties under the agreement with IBM will terminate on July 1, 2003 (see Note F).

     The Company is obligated to indemnify current and prior directors, officers and certain employees for various matters arising from their actions during the period they were employed or associated with the Company. The Company is paying the legal fees of one former officer, which payments are currently not expected to have a material adverse effect on the Company’s financial condition. The Company’s indemnification obligations are defined by indemnification agreements and the Company’s charter and by-laws. The Company is insured for certain costs and losses that could be incurred by virtue of its indemnification obligations. The Company may be entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied.

     In May 2002, the Company entered into a standby letter of credit that expires by May 2006 which guarantees $0.7 million of potential tax payments related to certain payments made to one of the former officers of the Company. These potential tax payments, which have been fully reserved, relate to severance paid to that former officer in accordance with a change in control agreement that was triggered by the IBM Transaction (see Note F). Payment under the standby letter of credit may be due upon final determination of this tax liability.

     The Company was also required to enter into standby letters of credit to guarantee approximately $0.6 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from the Company’s bank if the Company defaulted on its lease payment obligations.

     The Company generally offers a 90 day warranty with respect to its products and indemnification with respect to infringement of third party intellectual property. Historically, the Company has recorded minimal costs related to warranties and indemnities.

Note J — Litigation

     On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information retained by the employee to the Company, was heard on December 20, 2002. The court did not grant Informatica’s motion for a preliminary injunction. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The court granted Informatica’s motion to amend its complaint, to which the Company filed its answer in March 2003 and the second employee filed his answer in April 2003. The Company intends to defend itself vigorously.

     On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was moved to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. The Company believes that eNet30’s claims are without merit and intends to vigorously defend the suit. On March 28, 2002 eNet30 declared bankruptcy and a trial date has not yet been set.

     The Company is a defendant in one action filed against Unidata, Inc., a company that the Company merged with in 1998 (“Unidata”), in May 1996 in the U.S. District Court for the Western District of Washington, and was previously a defendant in another action filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleged in both actions the improper distribution of certain Unidata products in the plaintiff’s exclusive territory and asserted damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys’ fees and expenses estimated to be approximately $0.8 million. The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys’ fees and related amounts, if any, paid in settlement as a consequence of the outcome of outstanding claims in the State of Washington. Subsequently, the China and Denver actions were dismissed; the plaintiff’s claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our products and technology; trends in performance and operating results; future growth of consulting, maintenance and education revenue; decline in revenue and costs associated with our content management product line; improvement in professional services margins during 2003; sales headcount; research and development expenses; investments in research and development, sales and marketing, product support, and property and equipment; sufficiency of Cash (as defined) and short-term investments to meet working capital requirements and sufficiency of resources to fund repurchases of common stock. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

     Our products for automated data profiling, data quality management and cleansing, and data extraction, transformation, and loading are built on an enterprise integration platform of core integration services that are intended to provide end-to-end meta data management for a clear, unambiguous definition and history of the data used to drive strategic enterprise applications. We also provide connectivity between virtually any data source and any application and provide virtually unlimited scalability to manage the massive volumes of corporate data generated through high-performance processing. This complete offering is called the Enterprise Integration Suite and is currently, we believe, the only platform of its type available from a single vendor.

     We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

     We support more than 2,200 customers in such industries as telecommunications, insurance, financial services, healthcare/life sciences, manufacturing, consumer goods, and retail. We had 615 employees as of March 31, 2003.

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash that we refer to as the “IBM Transaction” (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, costs associated with the termination of our database business are expected to decrease during the year ended December 31, 2003 to a relatively insignificant amount.

Products and Services

     Our products are designed to operate as part of our Enterprise Integration Suite or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform of integration services that deliver end-to-end meta-data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms our Enterprise Integration Suite. Our Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. Our customers can deploy the complete Enterprise Integration Suite to address the entire enterprise integration life cycle, or use individual integration products as needed in support of more limited scope implementation requirements. In June 2002, in an effort to focus sales on our enterprise integration products, we terminated our content management product line that included our Media360 and i.Reach products.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition; allowance for doubtful accounts; software development costs; goodwill and intangible assets; income taxes; merger, realignment and other charges; and business combinations. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003.

RESULTS OF OPERATIONS

     The discussion and analysis of our results of operations for the three months ended March 31, 2003 is structured to take into account the sale of the database business during the third quarter of 2001. References to “Ascential Software” in this report refer to our existing enterprise integration business; references to “Informix Software” refer to our legacy database business, the assets of which were sold to IBM in the IBM Transaction, and references to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis. During 2003 and 2002, we continued to incur ongoing transitional costs associated with the database business. Therefore, we believe that comparisons of total expenses for the three months ended March 31, 2003 and 2002 are not meaningful. Accordingly, the discussion and analysis of our results of operations is structured as follows:

I.	Overview of Results of Operations—Ascential Software

Revenues and expenses of Ascential Software are presented as a percentage of revenues for the three months ended March 31, 2003 and 2002. This presentation excludes the results of the database business and accommodates our discussion of the results of the Ascential Software operations during the same periods.

II.	Revenue—Ascential Software Corporation

Discussion and analysis of revenue for Ascential Software Corporation including: (1) a table of revenues by type; and (2) a discussion and analysis of revenue for the three months ended March 31, 2003 as compared to the corresponding period in 2002.

III.	Costs and Expenses—Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) a table of expenses by type for Ascential Software and Informix Software for the three months ended March 31, 2003 and 2002; (2) a discussion and analysis of Ascential Software costs and expenses for the three months ended March 31, 2003 as compared to the corresponding period in 2002; and (3) a description of the costs associated with Informix Software for the three months ended March 31, 2003 and 2002.

IV.	Other Income (Expense)—Ascential Software Corporation

Discussion and analysis of other income (expense) of Ascential Software Corporation for the three months ended March 31, 2003 and 2002.

V.	Income Taxes—Ascential Software Corporation

Discussion and analysis of income taxes of Ascential Software Corporation for the three months ended March 31, 2003 and 2002.

VI.	Other Items

Information recommended by the American Electronics Association for technology companies to voluntarily expand disclosures relating to stock compensation.

I.	Overview of Results of Operations — Ascential Software

     The following table compares the results of operations for Ascential Software for the three months ended March 31, 2003 and 2002, respectively. This presentation excludes the results of the database business that was sold during the third quarter of 2001.

	(Unaudited)
	Three Months Ended
	March 31,

	2003	2002

	Percent of net revenue
Net revenues:
Licenses	54%	52%
Services	46	48

Total net revenues	100	100

Cost and expenses:
Cost of licenses	10	11
Cost of services	21	39
Sales and marketing	47	90
Research and development	15	31
General and administrative	15	43
Merger, realignment, and other charges	—	1

Total expenses	108	215

Operating loss	(8)%	(115)%

II.	Revenue — Ascential Software Corporation

     The following table and discussion compares the revenues by product type for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended
	March 31,

	2003	2002

Licenses revenue:
Enterprise integration	$19.2	$10.7
Content management	—	0.1

Total licenses revenue	19.2	10.8

Maintenance revenue:
Enterprise integration	9.5	5.3
Content management	0.1	0.3

Total maintenance revenue	9.6	5.6

Consulting and training revenue:
Enterprise integration	6.5	4.0
Content management	—	0.4

Total consulting and training revenue	6.5	4.4

Total services revenue:
Enterprise integration	16.0	9.3
Content management	0.1	0.7

Total services revenue	16.1	10.0

Total revenue:
Enterprise integration	35.2	20.0
Content management	0.1	0.8

Total revenue	$35.3	$20.8

     Licenses revenue. Licenses revenue for the three months ended March 31, 2003 increased 78% to $19.2 million from $10.8 million for the same period in 2002. The $8.4 million increase is a result of a $8.5 million increase in license revenue from enterprise integration products offset by a $0.1 million decrease in license revenue from the content management product line, which was terminated during the second quarter of 2002. The increase in revenue from the enterprise integration products was driven by increased volume as well as an increase to the overall average license selling price. The number of license transactions greater than $25,000, the total of which represents greater than 95% of license revenue in both periods presented, increased 45% from the first quarter of 2002 to the first quarter of 2003. This increase in volume resulted from improved sales force productivity on a worldwide basis and increased leverage of our partner relationships, including IBM. The average license selling price of transactions greater than $25,000 increased 32% from the first quarter of 2002 to the first quarter of 2003. This increase in average selling price was caused by increases in list prices that occurred during 2002 resulting from an expanded product offering following the addition of products and technology acquired from Torrent Systems, Inc. (“Torrent”), Vality Technology Incorporated (“Vality”) and Metagenix, Inc. that were integrated into our enterprise integration product offering, the release of new products and enhancements to all existing products during the second half of 2002 and by two international license transactions in the first quarter of 2003 that together represented 16% of our license revenue. For the three months ended March 31, 2003, no single customer was responsible for greater than 10% of total revenue. For the three months ended March 31, 2002 one customer was responsible for 11% of total revenue.

     Service revenue. Service revenue for the three months ended March 31, 2003 increased 61% to $16.1 million from $10.0 million for the same period in 2002. Maintenance revenue increased by $4.0 million or 71% to $9.6 million in the first quarter of 2003 from $5.6 million for the same period in 2002. The increase in maintenance revenue is attributable to a $4.2 million increase in maintenance revenue associated with enterprise integration product offerings sold to the growing installed base of customers, including customers acquired from Vality and Torrent, and corresponds with the 78% increase in license revenue over the same period. This increase was offset by a $0.2 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002. Revenue derived from consulting and training increased $2.1 million or 48% to $6.5 million in the first quarter of 2003 from $4.4 million in the same period of 2002. This increase was caused by an increase in consulting and training associated with enterprise integration products and is net of a $0.4 million decline in consulting and training associated with the content management product line. The increase in consulting and training revenue is attributable to an increase in volume of consulting engagements, principally in North America, associated with the increased penetration of that geographic market that has been positively influenced by the expansion of our product offering as discussed above. We expect that future growth of consulting, maintenance and education revenue, barring unforeseen circumstances, will be largely dependent on the growth of license revenue.

     Service revenue for the three months ended March 31, 2003 includes $0.1 million of revenue associated with the content management product line. We expect that the content management revenue stream will continue to decline during 2003 until all the related service contracts are fulfilled.

III.	Costs and Expenses — Ascential Software and Informix Software

     The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended
	March 31,

	2003	2002

Ascential Software
Cost of licenses	$3.6	$2.3
Cost of services	7.2	8.0
Sales and marketing	16.7	18.7
Research and development	5.4	6.4
General and administrative	5.2	9.0
Merger, realignment and other charges	—	0.3

Total costs and expenses	$38.1	$44.7

Informix Software
Cost of licenses	$—	$0.8
Cost of services	—	—
Sales and marketing	—	—
Research and development	—	—
General and administrative	1.2	5.6
Merger, realignment and other charges	—	4.4

Total costs and expenses	$1.2	$10.8

Ascential Software Corporation
Cost of licenses	$3.6	$3.1
Cost of services	7.2	8.0
Sales and marketing	16.7	18.7

	Three Months Ended
	March 31,

	2003	2002

Research and development	5.4	6.4
General and administrative	6.4	14.6
Merger, realignment and other charges	—	4.7

Total costs and expenses	$39.3	$55.5

Ascential Software — Costs and Expenses

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized or acquired software development costs and previously capitalized software that was written off, (2) third-party royalties, and (3) distribution and manufacturing personnel costs. During the three months ended March 31, 2003, cost of licenses increased $1.3 million or 57% to $3.6 million from $2.3 million in the same period of 2002. This increase was principally the result of three factors. First, there was an $0.8 million increase in software amortization principally related to the amortization of Vality technology which was not acquired until the second quarter of 2002 whereby we acquired $8.2 million of completed technology that is being amortized over three years. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases. Second, third party royalties increased $0.4 million due principally to the amortization of prepaid licenses acquired in connection with the settlement on June 28, 2002 of a dispute with former shareholders of IntegraSoft, Inc. IntegraSoft was acquired in 1998, and as part of the settlement, we recorded $2.1 million of prepaid licenses that we are amortizing over eighteen months on a straight-line basis and will be fully amortized by December 31, 2003. The amortization of this prepaid royalty is the most significant component of ongoing royalty costs. Third, distribution costs increased $0.1 million due, in part, to the increase in license transactions.

     Cost of services. Cost of services consists of maintenance, consulting and training personnel expenses and subcontracting costs. Cost of services for the three months ended March 31, 2003 decreased 10% or $0.8 million to $7.2 million from $8.0 million in the same period of 2002. This decrease is principally a result of a $1.4 million decline in costs associated with the content management business that was held for sale during the first quarter of 2002 and was not terminated until late in the second quarter of 2002. Although there was only $0.7 million in associated content management service revenue in the first quarter of 2002, the completion of certain engagements required the additional use of third party consultants and generated a loss. Additionally, we attempted to keep the base of technical employees intact during the process of seeking a buyer for the business although revenue opportunities had decreased in response to the announcement that the business was for sale. The decline in costs associated with the content management business was partially offset by increases in travel and subcontracting costs associated with enterprise integration training and consulting revenue which increased 63% from the first quarter of 2002 to the first quarter of 2003. The following table depicts the trend in service margins for the three months ended March 31, 2003 and 2002, respectively:

	Three Months Ended
	March 31,

	2003	2002

Ascential Software
Total service margin	55%	20%
Maintenance margin	82%	65%
Consulting and training margin	16%	(36%)

     The total services margin increased to 55% for the first quarter of 2003 from 20% during the same period of 2002 due to substantial improvements in both maintenance and consulting and training margins during that time. The improvement in our maintenance margin is a result of our ability to increase maintenance revenue by $4.0 million without any net change to headcount other than the reduction of headcount associated with the content management business. We have accomplished this by leveraging our technical support personnel as well as our e.Service web support site in providing customer support. The improvement in consulting and training margins is a result of the removal of the loss-generating content management business, as described above, as well as improved utilization of our enterprise integration consultants. Barring unforeseen circumstances, we expect continued improvement in professional services margins during 2003.

     Cost of services for the three months ended March 31, 2003 include $0.1 million of costs associated with the content management business. We expect that, barring unforeseen circumstances, these costs will continue to decline over the first half of 2003 until all the consulting, service and support contracts associated with that product line are fulfilled.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the three months ended March 31, 2003 decreased 11% or $2.0 million to $16.7 million from $18.7 million for the same period in 2002. This decrease is primarily due to a 28% reduction in sales and marketing headcount between March 31, 2002 and March 31, 2003 as well as a reduction in marketing program expenditures. These reductions were offset by an increase in sales commissions associated with a 70% increase in total revenue from the first quarter of 2002 to the first quarter of 2003. Although headcount was reduced from the previous year, our focus was also to shift headcount to those regions with more revenue growth potential and to improve the productivity of our sales force. We believe that we have made significant progress in both these initiatives. Sales headcount may increase during 2003 depending on the revenue, productivity and growth levels that we may experience.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. Research and development expenses for the three months ended March 31, 2003 decreased 16% or $1.0 million to $5.4 million from $6.4 million for the same three months in 2002. This is a result of $1.8 million decrease in research and development costs associated with the content management product line. During the first quarter of 2002, we were seeking a buyer for this technology and, until the product line was terminated at the end of the second quarter of 2002, we continued to incur costs in order to maintain the technical personnel base associated with the product line. This decline in costs was partially offset by increased salaries and related costs resulting from a 12% increase to headcount, related principally to the acquisition of Vality. These additional resources are dedicated to development activities surrounding enterprise integration products. We will continue to focus our development efforts on enterprise integration products and expect a slight increase in research and development expenses in the remainder of 2003.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the three months ended March 31, 2003 general and administrative expenses decreased 42% or $3.8 million to $5.2 million from $9.0 million for the same three months in 2002. This decrease is attributable to several factors. Personnel and related costs declined $0.8 million as a result of headcount reductions and reduced use of subcontractors and temporary staff. Facilities and other infrastructure costs declined $0.9 million and miscellaneous costs such as travel and office supplies declined $0.2 million as a result of the closure of locations and cost cutting efforts. Audit and tax fees declined $0.7 million after the completion of the integration of west coast and east coast finance departments following the IBM Transaction. Additionally, bad debt expense decreased $1.2 million as a result of significant improvement in the overall collectibility of accounts receivable balances. Days sales outstanding, calculated by dividing accounts receivable, net, as of the balance sheet date, by the quotient determined by dividing the current quarter’s net revenue by ninety days, declined to 69 days in the first quarter of 2003 from 94 days in the same period of the prior year. The Company reduces accounts receivable, and corresponding deferred revenue, for unpaid customer balances on certain service agreements billed during the quarter but attributable to future periods.

     Merger, realignment and other charges. During the quarter ended March 31, 2002, we recorded $0.3 million in restructuring costs related to the consolidation of Ascential’s European offices. The costs include severance and office closure costs. No such costs were recorded in the first quarter of 2003.

Informix Software — Costs and Expenses

     General and administrative expenses. The general and administrative costs for Informix Software in the quarter ended March 31, 2003 totaled $1.2 million. This includes $0.9 million in dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations and $0.3 million of administrative and liquidation costs associated with the closure of subsidiaries and transitioning personnel. The costs and expenses for Informix Software in the quarter ended March 31, 2002, excluding merger, realignment and other costs, totaled $6.4 million. This included $2.0 million in dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations and $4.4 million of costs related to closing the operations of the general and administrative groups located in our prior corporate headquarters that was relocated to Westborough, Massachusetts, including retention bonuses paid to terminated employees. Barring unforeseen circumstances, these transitional costs are expected to continue declining during 2003 to a relatively insignificant amount.

     Merger, realignment and other charges. Merger, realignment and other charges totaling $4.4 million in the quarter ended March 31, 2002 consisted of $3.0 million in adjustments to facility reserves to reflect the then current estimate of remaining obligations on vacated facilities, net of sublease costs, $1.3 million of severance costs and $0.1 million of other exit costs. There were no such charges during the quarter ended March 31, 2003.

IV. Other Income (Expense) — Ascential Software Corporation

	Three Months Ended
	March 31,

	2003	2002

	(in millions)
Interest income, net	$3.3	$6.2
Gain on sale of database business	—	7.6
Other expense, net	—	(1.1)

     Interest income. Interest income for the three months ended March 31, 2003 decreased $2.9 million from the same period of the previous year. This decrease is attributable to several factors. The first quarter of 2002 included $1.5 million of interest on the IBM Holdback (see Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). The Holdback was paid in full in January 2003, therefore the related interest income, which accrued at a rate of 6%, will not recur in 2003. Also there was a decrease in the average interest bearing cash and investments by nearly 25% as the IBM Transaction occurred at the beginning of the third quarter of 2001 and cash balances at March 31, 2002 still included a substantial portion of the associated proceeds as well as cash used in the acquisition of Vality. Additionally the composite rate of return on cash and investments has declined by approximately 18 basis points as a result of the general economic environment and prevailing interest rates.

     Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during the year ended December 31, 2001. During the three months ended March 31, 2002, the final audit of the working capital transferred to IBM was completed and we received the final working capital settlement from IBM (See Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). This resulted in an increase to the gain of $7.3 million. We also recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. There were no such adjustments to the gain during the three months ended March 31, 2003.

     Other expense, net. Other income (expense), net for the three months ended March 31, 2003 consists of approximately $0.1 million of foreign exchange losses offset by $0.1 million of realized gains on investments. The other expense of $1.1 million in the quarter ended March 31, 2002 consisted almost entirely of foreign exchange losses on the revaluation of forward foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the US Dollar, primarily in Latin America. We have substantially reduced our operations in Latin America since the first quarter of 2002. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations. As these subsidiaries become substantially liquidated, the translation adjustment that has accumulated on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

V. Income Taxes — Ascential Software Corporation

	Three Months Ended
	March 31,

	2003	2002

	(in millions)
Loss before income taxes	$(0.8)	$(22.0)
Income tax benefit	(0.2)	(5.5)
Effective tax rate	30%	25.0%

     The effective tax rate for the three months ended March 31, 2003 is lower than the statutory rate of approximately 40% due to the impact of the U.S. alternative minimum tax and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

VI. Other Items

     The following information is presented pursuant to a proposal instituted by the American Electronics Association for technology companies to voluntarily expand disclosures relating to stock compensation.

Option Program Description

     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to its operation and productivity; essentially all of our employees are eligible to participate. Employees other than executive officers received options to purchase Common Stock representing 62% of the total amount granted last year.

     Option Plans

     In February 1989, we adopted the 1989 Outside Directors Stock Option Plan (the “1989 Plan”). Pursuant to the 1989 Plan, non-employee directors are automatically granted options to purchase 20,000 shares upon election to the board of directors and options to purchase 15,000 shares annually thereafter. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director.

     In March 1994, we adopted the 1994 Stock Option and Award Plan (the “1994 Plan”). Incentive stock options, nonqualified stock options, performance shares, or a combination thereof, can be granted to employees at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Compensation Committee of our Board of Directors may grant awards, provided that, during any fiscal year, no participant shall receive stock options exercisable for more than 500,000 shares of Common Stock or performance shares covering more than 200,000 shares of Common Stock. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of Common Stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer.

     In July 1997, we adopted the 1997 Non-Statutory Stock Option Plan, authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or a committee delegated such duties by the Board of Directors.

     In July 1998, we adopted the 1998 Non-Statutory Stock Option Plan. Options can be granted to employees and consultants with terms designated by the Board of Directors or a committee delegated such duties by the Board of Directors.

     As a result of our acquisition of Torrent in November 2001, we assumed all unvested stock options of Torrent that were outstanding at the time of the acquisition. Each Torrent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four or five years, expiring ten years from the date of grant. In connection with the acquisition, each option became exercisable for .3069835 shares of Common Stock for each one share of Torrent common stock, and the exercise price was adjusted by dividing the old exercise price by ..3069835.

     As a result of our acquisition of Ardent in March 2000, we assumed all stock options of Ardent that were outstanding at the time of the acquisition. Each Ardent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years, expiring ten years from the date of grant. In connection with the acquisition, each option became exercisable for 3.5 shares of Common Stock for each share of Ardent common stock, and the exercise price was adjusted by dividing the old exercise price by 3.5.

     Distribution and Dilutive Effect of Options to Executive Officers

     The following table summarizes employee and executive option grants as of March 31, 2003:

	2003 YTD	2002	2001

New grants during the period as a % of outstanding shares	0.6%	4.1%	2.9%
Grants to executive officers during the period as a % of total options granted	0.0%	37.4%	28.6%
Grants to executive officers during the period as a % of outstanding shares	0.0%	1.5%	.8%
Cumulative options held by executive officers as a % of total options outstanding	33.4%	34.3%	15.0%

     General Option Information

     Following is a summary of activity for all stock option plans for the year ended December 31, 2002 and the quarter ended March 31, 2003:

		Number of
	Shares Available	Shares Underlying	Weighted-Average
	for Options	Outstanding Options	Exercise Price

December 31, 2001	6,091,848	42,128,150	$5.66
Options granted	(9,569,990)	9,569,990	2.77
Options exercised	—	(590,681)	2.10
Options canceled	19,104,170	(22,307,489)	6.18
Additional Shares Reserved	5,000,000	—	—

December 31, 2002	20,626,028	28,799,970	$4.37
Options granted	(1,383,300)	1,383,300	2.41
Options exercised	—	(84,481)	2.16
Options canceled	417,835	(489,616)	5.59
Additional Shares Reserved	—	—	—

March 31, 2003	19,660,563	29,609,173	$4.26

In-the-Money and Out-of–the-Money Option Information As of March 31, 2003

	Exercisable		Unexercisable		Total

		Weighted Avg.		Weighted Avg.		Weighted Avg.
As of March 31, 2003	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-Money (1)	1,688,745	$1.93	5,312,516	$2.30	7,001,261	$2.21
Out-of-the-Money (1)	12,837,817	$5.46	9,770,095	$4.15	22,607,912	$4.89
Total Options Outstanding	14,526,562	$5.05	15,082,611	$3.50	29,609,173	$4.26

(1)	For this table, In-the-Money options are those options with an exercise price less than the closing price of $2.80 as of March 31, 2003. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $2.80 as of March 31, 2003.

     Option Grants During the Quarter Ended March 31, 2003

     We did not grant any options to our executive officers during the quarter ended March 31, 2003.

     Aggregated Option Exercises during the Quarter Ended March 31, 2003 and Option Values as of March 31, 2003

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the quarter ended March 31, 2003 and stock options held as of March 31, 2003 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			March 31, 2003		March 31, 2003 (1)

	Shares Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter Gyenes	—	—	2,897,979	3,174,168	$131,219	$970,000
Peter Fiore	—	—	1,070,418	1,441,668	$46,159	$200,000
Robert C. McBride	—	—	141,666	608,334	—	$80,000
Scott N. Semel	—	—	51,561	498,439	—	$100,000

(1)	Based on the closing sales price of $2.80 of the underlying securities as of March 31, 2003, as reported on the NASDAQ National Market, minus the exercise price.

     Equity Compensation Plan Information

     The following table provides information about Common Stock authorized for issuance under our equity compensation plans as of March 31, 2003:

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)

Equity compensation plans approved by security holders	12,887,567	$4.98	9,260,288 (3)
Equity compensation plans not approved by security holders	10,440,988	$3.50	11,293,803
Total	23,328,555	$4.31	20,554,091

(1)	This table excludes an aggregate of 6,280,618 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $4.06.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2003, 1,600,000 shares under the 1994 Plan may be used for the award of performance shares.

(3)	Includes 893,528 shares issuable under our 1997 Employee Stock Purchase Plan as of March 31, 2003.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $616.5 million at March 31, 2003 and consisted of $358.4 million in Cash and $258.1 million of short-term investments. At December 31, 2002, Cash and short-term investments totaled $504.7 million and consisted of $216.5 million in Cash and $288.2 million of short-term investments. The $111.8 million increase in Cash and short-term investments for the quarter ended March 31, 2003 was primarily due to the receipt of $109.3 million from IBM, related to the IBM Transaction, that consisted of a $100.0 million holdback plus $9.3 million of interest on the holdback (see Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, $3.4 million of cash was provided by operations.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the quarter ended March 31, 2003, capital expenditures totaled $0.9 million, and capitalized software costs totaled $1.9 million.

     As of March 31, 2003, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe that we will have sufficient resources to continue to fund repurchases of common stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction in addition to current and future restructuring initiatives if any.

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds from the sale of our database business assets to IBM, including the $100 million Holdback, plus interest, released to us in January 2003. At March 31, 2003, as a result of the IBM Transaction and our continuing operations, we held approximately $616.5 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will improve our financial results or increase stockholder value.

If we are unable to increase revenue from, and expand the market share of, our products, our financial results will be materially adversely affected.

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

     We may not be able to compete successfully against current and future competitors which could impair our ability to sell our products. The market for our products and services is highly competitive, diverse and subject to rapid change. In particular, we expect that the technology underlying our products and services will continue to change rapidly. It is possible that our products and solutions will be rendered obsolete by technological advances achieved by our competitors.

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the enterprise data integration business include in-house customer programming for extracting and delivering data and vendors of ETL products that address that part of the data integration problem, such as ETI, Informatica, Embarcadero, Hummingbird, SAS and Sagent. Principal data profiling competitors include Avellino, and Evoke. Principal data quality competitors include Firstlogic, Innovative Systems, Group One and Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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

     Our quarterly and annual financial results have varied significantly in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, if a large number of the orders that are typically booked at the end of a quarter are not booked, our net income for that quarter could be substantially below expectations. In addition, the failure to meet market expectations could cause a sharp drop in our stock price. These and any one or more of the factors listed below or other factors could cause us not to achieve our revenue or profitability expectations. These factors include:

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

     Our deferred revenue was $22.1 million as of March 31, 2003. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

Our common stock has been and likely will continue to be subject to substantial price and volume fluctuations that may prevent stockholders from reselling their shares at or above the prices at which they purchased their shares.

     Fluctuations in the price and trading volume of our common stock may prevent stockholders from selling their shares at or above the prices at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to the companies’ businesses or financial results. This market volatility, as well as general domestic or international economic, market and political conditions, including threats of terrorism, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, in the event our stockholders approve the proposed reverse stock split of our common stock at the upcoming Annual Meeting of Stockholders our market capitalization may decline. In addition, our operating results may be below the expectations of public market analysts and investors, which could cause a drop in the market price of our common stock. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly for a number of reasons, including:

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

     We are party to real estate leases for approximately 295,000 square feet that we actively utilize, and approximately 218,000 square feet that is currently unoccupied or sublet to a third party. At March 31, 2003, we have a restructuring reserve of $10.7 million consisting of $9.6 million for lease obligations and $1.1 million for restoration costs related to the disposition of this space as of March 31, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $7.7 million of sublease income relating to this space, $2.4 million for properties already sublet and $5.3 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $6.2 million resulting from additional restructuring costs.

Our inability in the past to rely on the statutory “safe harbor” as a result of the settlement of the Securities and Exchange Commission investigation could harm our business.

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

     As a consequence of the issuance of the January 2000 order, we were not, for the three year period that expired January 11, 2003, able to rely on the “safe harbor” for forward-looking statements contained in the federal securities laws. The “safe harbor,” among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws pertaining to that three year period, our legal position in the litigation could be materially adversely affected by our inability to rely on the “safe harbor” provisions for forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     For quantitative and qualitative disclosures about market risk affecting the Company, see item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2002. Our exposure to market risks has not changed materially since December 31, 2002.

Item 4. Controls and Procedures.

a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In July 1997, the Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company’s securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company’s financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and

Imposing a Cease and Desist Order (the “Order”). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a) and 13(b) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the Company is also required to cooperate in the SEC’s continuing investigation of other entities and persons.

     The Company is a defendant in one action filed against Unidata, Inc., a company that the Company merged with in 1998 (“Unidata”), in May 1996 in the U.S. District Court for the Western District of Washington, and was previously a defendant in another action filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleged in both actions the improper distribution of certain Unidata products in the plaintiff’s exclusive territory and asserted damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys’ fees and expenses estimated to be approximately $0.8 million. The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys’ fees and related amounts, if any, paid in settlement as a consequence of the outcome of outstanding claims in the State of Washington. Subsequently, the China and Denver actions were dismissed; the plaintiff’s claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

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

     On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information retained by the employee to the Company, was heard on December 20, 2002. The court did not grant Informatica’s motion for a preliminary injunction. The Company has produced information to Informatica which the Company believes shows there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constitutes protectable trade secrets or that any material harm to Informatica can be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The court granted Informatica’s motion to amend its complaint, to which the Company filed its answer in March 2003 and the second employee filed his answer in April 2003. The Company intends to defend itself vigorously.

     On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was moved to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. The Company believes that eNet30’s claims are without merit and intends to vigorously defend the suit. On March 28, 2002 eNet30 declared bankruptcy and a trial date has not yet been set.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Bylaws of Ascential Software Corporation

10.1	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes

10.2	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore

10.3	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel

10.4	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Reports on Form 8-K

On April 3, 2003, Ascential Software Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K under “Item 4. Changes in Registrant’s Certifying Accountant.” No financial statements were filed with this Form 8-K.

On April 17, 2003, Ascential Software Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K under “Item 4. Changes in Registrant’s Certifying Accountant.” No financial statements were filed with this Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION
Dated: May 15, 2003	By:	/s/ Robert C. McBride

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter Gyenes

Dated: May 15, 2003	Peter Gyenes
Chief Executive Officer (Principal Executive Officer)

I, Robert C. McBride, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascential Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert C. McBride

Dated: May 15, 2003	Robert C. McBride
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Second Amended and Restated Bylaws of Ascential Software Corporation

10.1	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes

10.2	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore

10.3	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel

10.4	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002