Form 10-Q
period 2003-06-30
ASCENTIAL SOFTWARE CORP
filed 2003-08-14
CIK 799089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2003.

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

YES ☑     NO ☐

At July 31, 2003, 58,123,483 shares of the registrant’s common stock were outstanding.

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
EX-3.1 RESTATED CERTIFICATE OF INCORPORATION
EX-10.1 1994 STOCK OPTION AND AWARD PLAN
EX-10.2 1989 OUTSIDE DIRECTORS STOCK OPTION PLAN
EX-10.3 1997 EMPLOYEE STOCK PURCHASE PLAN
EX-10.4 1998 NON-STATUTORY STOCK OPTION AND ...
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2003

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET REVENUES
Licenses	$21,016	$15,116	$40,186	$25,867
Services	18,913	12,846	35,039	22,888

	39,929	27,962	75,225	48,755
COSTS AND EXPENSES
Cost of licenses	3,353	7,921	6,954	11,070
Cost of services	8,828	8,567	16,075	16,577
Sales and marketing	16,849	20,247	33,544	38,931
Research and development	5,510	6,674	10,880	13,107
General and administrative	6,962	7,989	13,371	22,534
Merger, realignment and other charges	432	6,987	432	11,666
Write-off of acquired in-process research and development	—	1,170	—	1,170

	41,934	59,555	81,256	115,055

Operating loss	(2,005)	(31,593)	(6,031)	(66,300)
OTHER INCOME (EXPENSE)
Interest income	2,903	5,228	6,215	11,461
Interest expense	(7)	(18)	(30)	(39)
Gain on sale of database business, net	—	—	—	7,634
Other income (expense), net	102	2,095	76	929

INCOME (LOSS) BEFORE INCOME TAXES	993	(24,288)	230	(46,315)
Income tax expense (benefit)	298	(3,660)	69	(9,167)

NET INCOME (LOSS)	$695	$(20,628)	$161	$(37,148)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.33)	$0.00	$(0.58)
Diluted	$0.01	$(0.33)	$0.00	$(0.58)
SHARES USED IN PER SHARE CALCULATIONS
Basic	58,009	63,094	57,942	63,610
Diluted	59,059	63,094	58,671	63,610

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$352,408	$216,551
Short-term investments	272,153	288,199
Accounts receivable, net	25,730	27,112
Receivable from sale of database business	—	109,200
Recoverable income taxes	1,212	17,448
Other current assets	12,600	13,688

Total current assets	664,103	672,198
Property and equipment, net	5,774	5,427
Software development costs, net	14,458	14,124
Long-term investments	1,246	966
Goodwill	162,301	162,670
Intangible assets, net	8,452	11,070
Deferred income taxes	28,412	28,515
Other assets	10,339	11,280

Total assets	$895,085	$906,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,992	$8,136
Accrued expenses	21,574	23,137
Accrued employee compensation	13,315	14,861
Income taxes payable	86,634	98,916
Deferred revenue	23,233	17,666
Accrued merger, realignment and other charges	10,054	15,698
Deferred income taxes	33,168	33,171
Other current liabilities	687	479

Total current liabilities	197,657	212,064

Commitments and contingencies (Note I)
Stockholders’ equity
Common stock	665	663
Additional paid-in capital	603,614	602,514
Treasury stock, at cost	(98,454)	(99,626)
Retained earnings	202,404	202,243
Deferred compensation	(160)	(235)
Accumulated other comprehensive loss	(10,641)	(11,373)

Total stockholders’ equity	697,428	694,186

Total liabilities and stockholders’ equity	$895,085	$906,250

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$161	$(37,148)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,014	4,859
Amortization of capitalized software development costs	3,349	3,288
Write-off of capitalized software development costs	—	5,200
Write-off of acquired in process research and development	—	1,170
Foreign currency transaction (gain) loss	(1,697)	2,071
Loss on disposal of property and equipment	49	740
Deferred income taxes	27	9,533
Provisions for losses on accounts receivable	33	2,083
Merger, realignment and other charges	432	11,469
Gain on sale of database business, net of adjustments	—	(7,634)
Stock-based employee compensation	75	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	2,268	1,530
Other current and non-current assets	18,489	5,809
Accounts payable, accrued expenses and other liabilities	(21,092)	(74,590)
Deferred revenue	4,822	2,211

Net cash and cash equivalents provided by (used in) operating activities	10,930	(69,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(455,525)	(183,325)
Maturities of available-for-sale securities	341,036	129,479
Sales of available-for-sale securities	130,485	69,649
Business combination, net of cash acquired	—	(99,767)
Purchases of property and equipment	(1,927)	(2,554)
Additions to capitalized software development costs	(3,683)	(6,640)
Proceeds from sale of database business assets, net	109,328	11,000
Other	—	907

Net cash and cash equivalents provided by (used in) investing activities	119,714	(81,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,274	2,520
Purchases of treasury stock	—	(29,001)

Net cash and cash equivalents provided by (used in) financing activities	2,274	(26,481)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,939	363

Increase (decrease) in cash and cash equivalents	135,857	(176,778)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,551	489,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$352,408	$312,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$695	(20,628)	$161	$(37,148)

Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $92 and $6 for the three and six months ended June 30, 2003 (See Note A)	780	1,741	968	1,009
Reclassification adjustment for realized losses included in net income (loss)	(767)	(169)	(830)	(337)
Change in cumulative foreign currency exchange translation adjustment	1,339	3,336	594	2,551

Other comprehensive income	1,352	4,908	732	3,223

Comprehensive income (loss)	$2,047	$(15,720)	$893	$(33,925)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note A — Summary of Significant Accounting Policies

     Organization and Operations. Ascential Software Corporation (“Ascential” or the “Company”) was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for a purchase price of $1.0 billion in cash (the “IBM Transaction” — see Note F). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

     Ascential is a global provider of enterprise data integration software and services. Ascential designs, develops, markets and supports enterprise data integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. The Company also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     The principal geographic markets for the Company’s products are North America, Europe and Asia/Pacific. Customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the manufacturing, financial services, telecommunications, media, retail/wholesale, hospitality, and government services sectors.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2002 included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with the audited financial statements of the Company, and the notes thereto, for the year ended December 31, 2002 that is included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Reverse Stock Split. On June 17, 2003, the Company effected a one-for-four reverse stock split. Accordingly, all share and earnings per share figures have been restated as though the reverse split had been in effect for all periods presented.

     Comprehensive Income. Through June 30, 2002, the Company did not record deferred tax expense related to unrealized gains in comprehensive income, as none were required due to the Company’s consolidated tax position.

     Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosure in the Company’s annual and interim financial statements regarding the method used by the Company for stock-based compensation and the effect of the method used on reported results. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, the Company utilizes the intrinsic value method to account for awards to employees, directors, and officers under its plans. Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to such awards granted under the terms of the Company’s various stock option plans as all options granted under those plans typically have an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its stock-based awards to employees under the fair value method is presented below. The Company estimates the fair value of stock-based awards to employees using the Black-Scholes option-pricing model. For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the Company’s employee stock purchase plan). The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value method to stock-based employee compensation (in thousands, except per share information):

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) to common stockholders:
As reported	$695	$(20,628)	$161	$(37,148)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,605)	(9,033)	(17,237)	(17,935)

Net loss applicable to common stockholders:
Pro forma	$(7,910)	$(29,661)	$(17,076)	$(55,083)

Net income (loss) per common share:
Basic, as reported	$0.01	$(0.33)	$0.00	$(0.58)
Diluted, as reported	$0.01	$(0.33)	$0.00	$(0.58)
Basic and diluted, pro forma	$(0.14)	$(0.47)	$(0.29)	$(0.86)
Shares used in calculations, as reported
Basic, as reported	58,009	63,094	57,942	63,610
Diluted, as reported	59,059	63,094	58,671	63,610
Basic and diluted, pro forma	58,009	63,094	57,942	63,610
The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions and resulting fair market values:
Risk free interest rate	2.38%	4.11%	2.82%	4.11%
Expected life of the option	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	82%	85%	82%	85%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value of option grants	$9.66	$2.02	$1.85	$2.06

     Recent accounting pronouncements. The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. This interpretation of Accounting Research Bulletin No. 51 requires the consolidation of certain variable interest entities by the primary beneficiary. FIN 46 became effective immediately for all variable interest entities created after January 31, 2003, and applies in the first interim or annual period occurring subsequent to June 15, 2003 for variable interest entities created prior to February 1, 2003. The Company currently does not expect the adoption of FIN 46 to have a material effect on its operating results or financial position.

     In April 2003, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified, and for hedging relationships, designated after June 30, 2003. The Company does not currently hold any derivative instruments, other than foreign currency forward exchange contracts, and does not expect the adoption of this statement to have a material impact on its operating results or financial position.

     In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement revises the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not expect the adoption of this statement to have a material impact on its operating results or financial position.

Note B — Goodwill and Other Intangible Assets

     As of June 30, 2003 the Company had goodwill in the amount of $162.3 million. There was a reduction of $0.4 million in the carrying value from December 31, 2002. This reduction related to the final valuation of the assets and obligations of Vality Technology Incorporated (“Vality”). The Company determined, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets amounted to $8.5 million (net of accumulated amortization of $9.5 million) and $11.1 million (net of accumulated amortization of $6.9 million) at June 30, 2003 and December 31, 2002, respectively. These intangible assets consist primarily of customer lists and patented technology acquired through business combinations. The Company is amortizing these assets over their estimated useful lives, generally three years. There are no expected residual values related to these intangible assets. Amortization expense for the three and six months ended June 30, 2003 was $1.3 million and $2.6 million, respectively. Amortization expense for the three and six months ended June 30, 2002 was $1.3 million and $1.9 million, respectively. Amortization expense associated with current intangible assets, is expected to be $2.6 million for the remainder of 2003, and amortization expense for each of the years ended December 31, 2004, 2005, and 2006, is expected to be $5.0 million, $1.0 million, and $0.2 million, respectively.

Note C — Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$695	$(20,628)	$161	$(37,148)

Denominator:
Denominator for basic net loss per common share -
Weighted-average shares outstanding	58,009	63,094	57,942	63,610
Effect of dilutive securities:
Employee stock options	1,050	—	729	—

Denominator for diluted net loss per common share -
Adjusted weighted-average shares and assumed conversions	59,059	63,094	58,671	63,610

Basic net income (loss) per common share	$0.01	$(0.33)	$0.00	$(0.58)
Diluted net income (loss) per common share	$0.01	$(0.33)	$0.00	$(0.58)

     Potential common shares, calculated using the treasury method, relating to options to purchase shares of the Company’s common stock (“Common Stock”) with exercise prices below the average market price of the Common Stock for the three and six months ended June 30, 2003 are represented in the table above. During the three and six months ended June 30, 2002, potential common shares totaled 2.6 million and 3.2 million, respectively, and have been excluded from the diluted calculation as the potential common shares associated with these options are anti-dilutive due to the net losses for those periods. These options have exercise prices ranging from $0.20 to $13.12 and $0.20 to $15.16 for the three and six months ended June 30, 2002, respectively.

     Additionally, the Company excluded other potential common shares for the three and six months ended June 30, 2003 and 2002, from its diluted net loss per share computation because the exercise price of these securities were equal to or exceeded the average market value of the

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

Common Stock for the same periods and, therefore, these securities were anti-dilutive. The following is a summary of the excluded potential common shares and the related exercise/conversion features for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Potential common shares:
Stock options	6,225	8,261	6,546	7,649
Common stock warrants (Series B Warrants)	—	576	—	576

     The stock options had per share exercise prices ranging from $15.14 to $89.00 and from $13.36 to $89.00 per share in the three and six months ended June 30, 2003, respectively. These stock options are exercisable at various dates through June 30, 2013. During the three and six months ended June 30, 2002, the above stock options had exercise prices ranging from $13.36 to $112.40 per share and from $15.44 to $112.40 per share, respectively.

     The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B convertible preferred stock (“Series B Preferred”) into shares of Common Stock in July 2000. As of June 30, 2002, Series B Warrants exercisable for 0.6 million shares of Common Stock were outstanding and exercisable at a per share exercise price of $31.36. These warrants expired on November 19, 2002.

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Cumulative foreign exchange translation adjustment	$(12,458)	$(13,052)
Unrealized gains on available for sales securities, net of taxes of $1,211 at June 30, 2003 and $1,119 at December 31, 2002	1,817	1,679

	$(10,641)	$(11,373)

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

Note E — Stockholders’ Equity

     The following table reconciles Common Stock shares issued and outstanding at June 30, 2003 and December 31, 2002.

Reconciliation of Common Stock shares issued (in thousands):
Shares outstanding at December 31, 2002	66,361
Shares issued upon exercises of stock options	133
Shares sold and issued to employees under the Company’s employee stock purchase plan	100
Treasury shares retired	(100)
Fractional shares redeemed due to 1 for 4 reverse stock split	(2)

Shares issued at June 30, 2003	66,492
Less shares in treasury at June 30, 2003	(8,393)

Net Common Stock shares outstanding at June 30, 2003	58,099

     The Company had 8,392,779 and 8,492,779 shares of Common Stock in treasury at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the Company had repurchased an aggregate of approximately 15.1 million shares for an aggregate purchase price of approximately $217.2 million as part of its previously approved stock repurchase program that commenced in the second quarter of 2001. The Company is authorized to repurchase up to $350.0 million of Common Stock under this program.

Note F — Sale of the Database Business Assets

     Holdback. On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the assets related to the database business in the nine remaining countries that were not closed on July 1, 2001. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement (the “MPA”). The MPA provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company under the MPA to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company under the MPA; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. The MPA provided that IBM would retain the Holdback until January 1, 2003, except for any funds necessary to provide for any claims made prior to that date. The MPA also provided that the Company would receive interest from July 1, 2001 to the payment date of the Holdback. In January 2003, IBM released the full amount of the Holdback to the Company, in the amount of $109.3 million, which included accrued interest. Indemnification obligations of the Company with respect to certain representations and warranties under the MPA terminated on July 1, 2003.

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

     On March 29, 2002, the Company was paid $11.0 million by IBM in final settlement of the net working capital adjustment. If the net working capital transferred to IBM on the closing date exceeded $124.0 million, IBM would pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company would pay IBM an amount equal to the shortfall. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had previously recognized the minimum net working capital adjustment of $3.7 million as an increase to the gain resulting from the IBM Transaction. As a result, the Company recorded the incremental $7.3 million received in “Gain on sale of database business, net of adjustments” during the first quarter of 2002.

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

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

     Accrued IBM Transaction Costs. As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related cash payments made during the six months ended June 30, 2003 (in millions):

	Accrual
	Balance
	December 31,	Cash	Accrual Balance
	2002	Payments	June 30, 2003

Professional fees	$1.2	$0.4	$0.8
Severance and employment-related costs	4.4	—	4.4

Accrued transaction costs and related charges included in accrued expenses	$5.6	$0.4	$5.2

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002, the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company as a consequence of the IBM Transaction. As of June 30, 2003, severance payments and related taxes had been paid in connection with the termination of 81 employees. The accrual balance of $4.4 million, which includes severance and related taxes, is expected to be paid on various dates extending through 2007. The accrual balance of $0.8 million for professional fees is expected to be paid by December 31, 2003.

Note G — Accrued Merger, Realignment and Other Charges

     The following table summarizes the balance of components of the “Accrued merger, realignment and other charges” at June 30, 2003 and December 31, 2002 (in millions):

	June 30, 2003	December 31, 2002

Facility and equipment charges resulting from the IBM Transaction	$9.3	$13.0
Other merger and realignment charges:
Third quarter 2002 realignment	0.5	1.5
2000 strategic realignment	—	0.7
Ardent merger and other	0.3	0.5

Total other merger and realignment charges	$0.8	$2.7

Total accrued merger, realignment and other charges	$10.1	$15.7

     The components of the Company’s net merger, realignment and other charges are outlined below.

Facility and Equipment Charges resulting from IBM Transaction

     As a result of the IBM Transaction (see Note F) the Company no longer required as much facility space and recorded charges and adjustments during 2002 and 2001 for facilities and equipment costs related to the Company’s vacant, or partially vacant, facilities. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the six months ended June 30, 2003 (in millions):

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	June 30,
	2002	Payments	Adjustments	2003

Residual lease obligations and restoration costs	$13.0	$(4.2)	$0.5	$9.3

     The $9.3 million of residual lease obligations is comprised of $8.6 million of lease-related payments that the Company estimates it will make from the date of the Company’s exit from each facility to the end of the corresponding lease term, net of rental payments from IBM or other sub - lessees, and $0.7 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs relate to facilities that the Company has exited or had plans to exit at June 30, 2003 and expire from 2003 through 2008.

     The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of June 30, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $4.7 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     The Company recorded various merger and realignment charges as a result of other actions initiated during 2001 and 2002, including the third quarter 2002 realignment, the 2000 strategic realignment, and the acquisition of Ardent Software, Inc. (“Ardent”) and other charges. The following table sets forth the activity related to those remaining balances occurring during the six months ended June 30, 2003 as well as the accrued balance remaining at June 30, 2003 (in millions):

			Balance at
	Balance at		June 30,
	December 31, 2002	Payments	2003

Severance and employment costs	$1.3	$(0.9)	$0.4
Facility exit costs	1.2	(0.9)	0.3
Other exit costs	0.2	(0.1)	0.1

Total	$2.7	$(1.9)	$0.8

     The unpaid severance balance of $0.4 million as of June 30, 2003 is expected to be paid by September 30, 2003 and relates primarily to bi-monthly severance payments for employees who have already been terminated or are expected to be terminated by the end of September 30, 2003. Of the $0.3 million in remaining facility exit costs at June 30, 2003, $0.1 million is for residual lease obligations and $0.2 million is for restoration costs on idle facilities with leases that expire at various dates through 2004.

Note H — Business Segments

     The Company operates under two segments that report to the Company’s chief executive officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. As discussed in Note F, the Company completed the IBM Transaction during the third quarter of 2001. Accordingly, the Company derived no revenue from operations of the Informix Software segment after 2001 and the only remaining operating segment subsequent to the IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two operating businesses for the three and six months ended June 30, 2003 and 2002 (in thousands):

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating loss:
Ascential Software	$(1.1)	$(29.7)	$(3.9)	$(53.6)
Informix Software	(0.9)	(1.9)	(2.1)	(12.7)

Total Ascential Software Corporation	$(2.0)	$(31.6)	$(6.0)	$(66.3)

Income (loss) before income taxes:		—		—
Ascential Software	$1.9	$(25.5)	$2.3	$(44.3)
Informix Software	(0.9)	1.2	(2.1)	(2.0)

Total Ascential Software Corporation	$1.0	$(24.3)	$0.2	$(46.3)

     The operating loss for Informix Software for the three and six months ended June 30, 2003 and 2002 relates principally to the costs of settlement of disputes associated with the historical database operations, net of recoveries; adjustments to facility and severance reserves; and the general and administrative costs associated with consolidating the infrastructure of the database business into the Company infrastructure. In addition to these items, the loss before income taxes for Informix Software for the six months ended June 30, 2002 includes $7.6 million in income associated with an adjustment to the gain on the sale of the database business assets and for the three and six months ended June 30, 2002 includes $3.1 million of income related to the proceeds received in connection with the favorable settlement of litigation. See Note F for discussion of these items.

     For the three and six months ended and as of June 30, 2003 and 2002, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

     For the three months ended June 30, 2003, one customer accounted for greater than 13% of revenue. For the six months ended June 30, 2003, that same customer accounted for 11% of revenue. For the three and six months ended June 30, 2002, no single customer accounted for more than 10% of revenue.

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

     As part of the IBM Transaction, the Company agreed to indemnify IBM for certain representations and warranties that were made under the terms of the IBM Transaction agreements. IBM had retained $100.0 million of the sale proceeds as a Holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. The agreement with IBM provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the agreement; or (iv) the operation or ownership of the Excluded Assets, as defined in the agreement. The Company received the $100.0 million Holdback payment from IBM, plus accrued interest, in January 2003. No formal indemnification claims have been made by IBM from the time that the Company received the Holdback payment

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

through the date of this filing. Indemnification obligations of the Company with respect to certain representations and warranties under the agreement with IBM terminated on July 1, 2003 (see Note F).

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

Note J — Litigation

     On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information retained by the employee to the Company, was heard on December 20, 2002. The court did not grant Informatica’s motion for a preliminary injunction. The Company produced information to Informatica which the Company believed showed there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constituted protectable trade secrets or that any material harm to Informatica could be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The court granted Informatica’s motion to amend its complaint, to which the Company filed its answer in March 2003 and the second employee filed his answer in April 2003. On July 11, 2003, in order to avoid the further expense and inconvenience of litigation, the Company and Informatica entered into a settlement agreement, including a mutual release of claims, pursuant to which the Company paid Informatica $1.6 million. The settlement agreement also provided for a six month period during which the Company agreed not to solicit for employment, or hire, employees of Informatica, and for the destruction or return of Informatica information received from either of the two employees previously employed by Informatica.

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

ASCENTIAL SOFTWARE CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(Continued)

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

Note K — Business Combinations

     On April 3, 2002, the Company acquired Vality, a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects this acquisition to enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), meta data management, and data quality and data cleansing technologies. As of June 30, 2003, the Company has paid the net amount of $95.6 million to acquire Vality, which consists of $91.4 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested stock options and $2.8 million for transaction costs, which is net of $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.4
Cash paid for transaction costs	4.2
Accrued amount payable to stockholders and option holders	0.1
Accrued merger costs	2.6

Total	$98.3

     The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(2.4)
Deferred income taxes	(1.9)
Intangible assets:
Existing technology	8.2
Covenant not to compete	0.3
Goodwill	92.9

Total intangible assets	101.4
In-process research and development	1.2

Total	$98.3

     The portion of the purchase price allocated to in-process research and development (“IPRD”) costs in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

     The remaining identified intangible assets acquired, including, without limitation, technology and covenants not to compete between the Company and certain former members of senior management of Vality, were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $92.9 million. The existing technology is being amortized over three years and the covenant not to compete was amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See

Note 11 of these Notes to Consolidated Financial Statements). The Company anticipates that none of the $101.4 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes.

Note L — Subsequent Events

     On August 2, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Greek Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), and Mercator Software, Inc. (“Mercator”), pursuant to which the Company has agreed, through Merger Sub, to commence an offer to purchase all of the outstanding common shares of Mercator, $0.01 par value (such shares, together with any associated preferred stock rights, the “Mercator Shares”), at a price per share of $3.00, net to the stockholder in cash without interest thereon (the “Offer Price”), upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal (which together with any amendments or supplements thereto constitute the “Offer”) distributed to Mercator’s stockholders. The total amount of funds required to consummate the Offer and the Merger is estimated to be approximately $106.0 million plus any related transaction fees and expenses that are estimated to be approximately $30.0 million.

     On August 8, 2003, the Company, through Merger Sub, commenced the Offer.

     The Merger Agreement provides that, subject to certain exceptions, following satisfaction or waiver of the conditions of the Offer, Merger Sub will purchase all of the outstanding Mercator Shares validly tendered pursuant to the Offer and not withdrawn. The Offer is subject to certain conditions, including the receipt of tenders of at least 51% of the outstanding Mercator Shares, on a fully diluted basis. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, after the purchase of Mercator Shares by Merger Sub in the Offer, Merger Sub will be merged with and into Mercator (the “Merger”), with Mercator surviving the merger as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the merger, each Mercator Share outstanding immediately prior to the effective time of the merger (other than Mercator Shares held by Mercator, the Company or their respective subsidiaries (including Merger Sub), all of which shall be cancelled, or holders of Mercator Shares who have perfected their dissenters rights under Delaware law) will be converted into the right to receive the Offer Price, without interest.

     In connection with the Offer and the Merger, the Company, Merger Sub and certain directors, executive officers and officers of Mercator identified therein entered into a Stock Tender Agreement (the “Stock Tender Agreement”), dated as of August 2, 2003, which provides for the tender by such individuals of their Mercator Shares pursuant to the Offer, the grant by such individuals of an irrevocable proxy to officers of Merger Sub to vote their Mercator Shares in favor of the Merger and the Merger Agreement and against any action or agreement that is contrary to the Merger Agreement, and the grant by each such individual to Merger Sub of an option to purchase such individual’s Mercator Shares in the event such individual fails to comply with the terms of the Stock Tender Agreement. The Mercator Shares held by such individuals represent approximately 6% of the outstanding Mercator Shares as of July 31, 2003.

     In connection with the Offer and the Merger, the Company, Merger Sub and Mercator entered into a Common Stock Option Agreement (the “Option Agreement”), dated as of August 2, 2003, pursuant to which Mercator has granted Merger Sub an option (the “Option”) to purchase up to 19.99% of the then outstanding Mercator Shares at a purchase price per share equal to the Offer Price if Merger Sub has accepted and paid for the Mercator Shares in the Offer and if following the exercise of the Option, Merger Sub will own at least 90% of the then outstanding Mercator Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our products and technology; trends in performance and operating results; future growth of consulting, maintenance and education revenue;recognition of content management revenue and non-recurrence of costs associated with the content management business; increases in professional services margins during 2003; sales headcount; completion of the AUTO project; decline in transitional costs associated with Informix Software; completion of the cash tender offer to acquire the capital stock of Mercator Software, Inc. and completion of the proposed acquisition of Mercator Software, Inc.; research and development expenses; investments in research and development, sales and marketing, product support, and property and equipment; sufficiency of Cash (as defined) and short-term investments to meet working capital requirements and sufficiency of resources to fund repurchases of common stock. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

     Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise data integration solutions to the Global 2000 and other large organizations. We believe that our Enterprise Data Integration Suite, built upon a highly scalable platform, is the industry’s only solution that addresses the full data integration life cycle, and turns corporate data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better informed business decisions and drive their strategic application initiatives.

     Our products for automated data profiling, data quality management and cleansing, and data extraction, transformation, and loading are built on an enterprise data integration platform of core integration services that are intended to provide end-to-end meta data management for a clear, unambiguous definition and history of the data used to drive strategic enterprise applications. Our products also provide connectivity between virtually any data source and any application and provide virtually unlimited scalability to manage the massive volumes of corporate data generated through high performance processing. This complete offering is called the Enterprise Data Integration Suite and is currently, we believe, the only platform of its type available from a single vendor.

     We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements. We support more than 2,200 customers in such industries as telecommunications, financial services, healthcare/life sciences, manufacturing, consumer goods, retail and government. We had 615 employees as of June 30, 2003.

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however, we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, costs associated with the termination of our database business are expected to decrease during the year ended December 31, 2003 to a relatively insignificant amount.

     On August 2, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Greek Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), and Mercator Software, Inc. (“Mercator”), pursuant to which the Company has agreed, through Merger Sub, to commence an offer to purchase all of the outstanding common shares of Mercator, $0.01 par value (such shares, together with any associated preferred stock rights, the “Mercator Shares”), at a price per share of $3.00, net to the stockholder in cash without interest thereon (the “Offer Price”), upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal (which together with any amendments or supplements thereto constitute the “Offer”) distributed to Mercator’s stockholders.

     On August 8, 2003, the Company, through Merger Sub, commenced the Offer.

     The Merger Agreement provides that, subject to certain exceptions, following satisfaction or waiver of the conditions of the Offer, Merger Sub will purchase all of the outstanding Mercator Shares validly tendered pursuant to the Offer and not withdrawn. The Offer is subject to certain conditions, including the receipt of tenders of at least 51% of the outstanding Mercator Shares, on a fully diluted basis. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, after the purchase of Mercator Shares by Merger Sub in the Offer, Merger Sub will be merged with and into Mercator (the “Merger”), with Mercator surviving the merger as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the merger, each Mercator Share outstanding immediately prior to the effective time of the merger (other than Mercator Shares held by Mercator, the Company or their respective subsidiaries (including Merger Sub), all of which shall be cancelled, or holders of Mercator Shares who have perfected their dissenters rights under Delaware law) will be converted into the right to receive the Offer Price, without interest.

     In connection with the Offer and the Merger, the Company, Merger Sub and certain directors, executive officers and officers of Mercator identified therein entered into a Stock Tender Agreement (the “Stock Tender Agreement”), dated as of August 2, 2003, which provides for the tender by such individuals of their Mercator Shares pursuant to the Offer, the grant by such individuals of an irrevocable proxy to officers of Merger Sub to vote their Mercator Shares in favor of the Merger and the Merger Agreement and against any action or agreement that is contrary to the Merger Agreement, and the grant by each such individual to Merger Sub of an option to purchase such individual’s Mercator Shares in the event such individual fails to comply with the terms of the Stock Tender Agreement. The Mercator Shares held by such individuals represent approximately 6% of the outstanding Mercator Shares as of July 31, 2003.

     In connection with the Offer and the Merger, the Company, Merger Sub and Mercator entered into a Common Stock Option Agreement (the “Option Agreement”), dated as of August 2, 2003, pursuant to which Mercator has granted Merger Sub an option (the “Option”) to purchase up to 19.99% of the then outstanding Mercator Shares at a purchase price per share equal to the Offer Price if Merger Sub has accepted and paid for the Mercator Shares in the Offer and if following the exercise of the Option, Merger Sub will own at least 90% of the then outstanding Mercator Shares.

Products and Services

     Our products are designed to operate as part of our Enterprise Data Integration Suite or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform of integration services that deliver end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms our Enterprise Data Integration Suite. Our Enterprise Data Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. Our customers can deploy the complete Enterprise Data Integration Suite to address the entire enterprise data integration life cycle, or use the suite’s individual integration products as needed in support of more limited scope implementation requirements. In June 2002, in an effort to focus sales on our enterprise data integration products, we exited our content management product line that included our Media360 and i.Reach products.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition; allowance for doubtful accounts; capitalization of software development costs; goodwill and intangible assets; income taxes; merger, realignment and other charges; and business combinations. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2003.

RESULTS OF OPERATIONS

     The discussion and analysis of our results of operations for the three and six months ended June 30, 2003 is structured to take into account the sale of the database business assets during the third quarter of 2001. References to “Ascential Software” in this report refer to our existing enterprise data integration business; references to “Informix Software” refer to our legacy database business, the assets of which were sold to IBM in the IBM Transaction, and references to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis. During 2003 and 2002, we continued to incur ongoing transitional costs associated with the database business. Therefore, we believe that comparisons of total expenses for the three and six months ended June 30, 2003 and 2002 are not meaningful. Accordingly, the discussion and analysis of our results of operations is organized as follows:

I.	Revenue — Ascential Software Corporation

Discussion and analysis of revenue for Ascential Software Corporation for the three and six months ended June 30, 2003 as compared to the corresponding periods in 2002, including: (1) a table of revenues by type; and (2) a discussion and analysis of sources of revenue.

II.	Costs and Expenses — Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) a table of expenses by type for Ascential Software and Informix Software for the three and six months ended June 30, 2003 and 2002; (2) a discussion and analysis of Ascential Software costs and expenses for the three and six months ended June 30, 2003 as compared to the corresponding periods in 2002; and (3) a description of the costs associated with Informix Software for the three and six months ended June 30, 2003 and 2002.

III.	Other Income (Expense) — Ascential Software Corporation

Discussion and analysis of other income (expense) of Ascential Software Corporation for the three and six months ended June 30, 2003 and 2002.

IV.	Income Taxes — Ascential Software Corporation

Discussion and analysis of income taxes of Ascential Software Corporation for the three and six months ended June 30, 2003 and 2002.

V.	Other Items

Information recommended by the American Electronics Association for technology companies to voluntarily expand disclosure relating to stock compensation.

I.	Revenue — Ascential Software Corporation

     The following table and discussion compares the revenues by product type for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Licenses revenue:
Enterprise data integration	$21.0	$15.1	$40.2	$25.8
Content management	—	—	—	0.1

Total licenses revenue	21.0	15.1	40.2	25.9

Maintenance revenue:
Enterprise data integration	10.4	7.0	19.9	12.3
Content management	0.1	0.3	0.2	0.6

Total maintenance revenue	10.5	7.3	20.1	12.9

Consulting and training revenue:
Enterprise data integration	8.4	5.5	14.9	9.5
Content management	—	0.1	—	0.5

Total consulting and training revenue	8.4	5.6	14.9	10.0

Total services revenue:
Enterprise data integration	18.8	12.5	34.8	21.8
Content management	0.1	0.4	0.2	1.1

Total services revenue	18.9	12.9	35.0	22.9

Total revenue:
Enterprise data integration	39.8	27.6	75.0	47.6
Content management	0.1	0.4	0.2	1.2

Total revenue	$39.9	$28.0	$75.2	$48.8

     License revenue. License revenue for the three months ended June 30, 2003 increased 39% to $21.0 million from $15.1 million for the same period in 2002. The $5.9 million increase is entirely attributable to enterprise data integration products. This increase was driven by increases in both price and volume. More than 95% of the license revenue in both periods presented was generated by transactions greater than $25,000; and the number of such transactions increased 24% from the second quarter of 2002 to the second quarter of 2003. This increase in volume resulted from improved sales force productivity on a worldwide basis, evidenced by an 81% increase in the average license revenue per quota carrying sales representative. This productivity improvement was influenced by a 46% increase in transactions sold through and influenced by our partners, including IBM. The average selling price of licensed products in license transactions greater than $25,000 increased 15% from the second quarter of 2002 to the second quarter of 2003. This increase in average selling price was caused by increases in list prices that occurred during 2002, resulting from: (1) one domestic license transaction in the second quarter of 2003 that represented 13% of our license revenue, (2) an expanded product offering following the addition of products and technology acquired from Torrent Systems Inc. (“Torrent”), Vality Technology Incorporated (“Vality”) and Metagenix, Inc. that were integrated into our enterprise data integration product, and (3) offering the release of new products and enhancements to all existing products during the second half of 2002.

     License revenue for the six months ended June 30, 2003 increased 55% to $40.2 million from $25.9 million for the same period in 2002. This $14.3 million increase is comprised of a $14.4 million increase from enterprise data integration products with an offsetting $0.1 million decrease from content management products following the termination of that product line during the second quarter of 2002. More than 95% of the license revenue in both periods presented was generated by transactions greater than $25,000; and the number of such transactions increased 33% from the first six months of 2002 to the first six months of 2003. This increase in volume resulted from improved sales force productivity on a worldwide basis evidenced by a doubling of the average license revenue per quota carrying sales representative. This productivity improvement was influenced by a 68% overall increase in transactions sold through and influenced by our partners, principally IBM. The average selling price of licensed products in license transactions greater than $25,000 increased 23% from the first six months of 2002 to the first six months of 2003. This increase in average selling price was due to increases in list prices that occurred during 2002 resulting from an expanded product offering as described above as well as two license transactions in the six months ended June 30, 2003 that together represented 14% of our license revenue during that period.

     Service revenue. Service revenue consists of maintenance, consulting, and training revenue. Service revenue for the three months ended June 30, 2003 increased 47% to $18.9 million from $12.9 million for the same period in 2002. Maintenance revenue increased by $3.2 million, or 44%, to $10.5 million in the second quarter of 2003 from $7.3 million for the same period in 2002. The increase in maintenance revenue is attributable to a $3.4 million increase in maintenance revenue associated with enterprise data integration product offerings sold to the growing installed base of customers, including customers acquired from Vality and Torrent, and corresponds with the 39% increase in license revenue over the same period. This increase was offset by a $0.2 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002. Revenue derived from consulting and training increased $2.8 million, or 50%, to $8.4 million in the second quarter of 2003 from $5.6 million in the same period of 2002. This increase in consulting and training revenue is attributable to an increase in volume of consulting engagements associated with enterprise data integration products, principally in North America and Europe. The increased penetration of those geographic markets has been positively influenced by the expansion of our product offering as discussed above. Additionally, there were two large consulting engagements in Europe during the second quarter of 2003 that contributed to the growth.

     Services revenue for the six months ended June 30, 2003 increased 53% to $35.0 million from $22.9 million for the same period in 2002. Maintenance revenue increased by $7.2 million, or 56%, to $20.1 million in the first half of 2003 from $12.9 million for the same period in 2002. The increase in maintenance revenue is attributable to a $7.6 million, or 62%, increase in maintenance revenue associated with enterprise data integration product offerings sold to the growing installed base of customers, including customers acquired from Vality and Torrent, and corresponds with the 56% increase in enterprise data integration licenses revenue over the same period. This increase was offset by a $0.4 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002. Revenue derived from consulting and training increased $4.9 million, or 49%, to $14.9 million in the first half of 2003 from $10.0 million in the same period of 2002. This increase was caused by an increase in consulting and training associated with enterprise data integration products and is net of a $0.5 million decline in consulting and training associated with the content management product line. The increase in consulting and training revenue is attributable to an increase in volume of consulting engagements, principally in North America and Europe, associated with the increased penetration of those geographic markets that has been positively influenced by the expansion of our product offering as discussed above. Additionally, there were two large consulting engagements in Europe during the second quarter of 2003 that contributed to the growth. We expect that future growth of consulting, maintenance and education revenue, barring unforeseen circumstances, will be largely dependent on the growth of license revenue.

     Service revenue for the three and six months ended June 30, 2003 includes $0.1 and $0.2 million of revenue, respectively, associated with the content management product line. We do not expect to recognize any more content management revenue, barring unforeseen circumstances.

     Total Revenue. For the three and six months ended June 30, 2003, one customer accounted for 13% and 11%, respectively, of total revenue. For the three and six months ended June 30, 2002, no single customer accounted for more than 10% of total revenue.

II. Costs and Expenses — Ascential Software and Informix Software

     The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003		2002

Ascential Software
Cost of licenses	$3.4	$7.9		$7.0	$10.3
Cost of services	8.8	8.6		16.1	16.6
Sales and marketing	16.8	20.2		33.5	38.9
Research and development	5.5	6.7		10.9	13.1
General and administrative	6.5	6.6		11.7	15.5
Merger, realignment and other charges	—	6.5		—	6.8
In-process research and development	—	1.2		—	1.2

Total costs and expenses	$41.0	$57.7		$79.2	$102.4

Informix Software
Cost of licenses	$—	$—	$		$0.8
Cost of services	—	—			—
Sales and marketing	—	—			—
Research and development	—	—			—
General and administrative	0.5	1.4		1.7	7.0
Merger, realignment and other charges	0.4	0.5		0.4	4.9

Total costs and expenses	$0.9	$1.9		$2.1	$12.7

Ascential Software Corporation
Cost of licenses	$3.4	$7.9		$7.0	$11.1
Cost of services	8.8	8.6		16.1	16.6
Sales and marketing	16.8	20.2		33.5	38.9
Research and development	5.5	6.7		10.9	13.1
General and administrative	7.0	8.0		13.4	22.5
Merger, realignment and other charges	0.4	7.0		0.4	11.7
In-process research and development	—	1.2		—	1.2

Total costs and expenses	$41.9	$59.6		$81.3	$115.1

Ascential Software — Costs and Expenses

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized or acquired software development costs and previously capitalized software that was written off, (2) third-party royalties, and (3) distribution and manufacturing personnel costs. During the three months ended June 30, 2003, cost of licenses decreased $4.5 million, or 57%, to $3.4 million from $7.9 million in the same period of 2002. This decrease was the result of several factors. First, amortization and impairment costs decreased by $5.0 million because the second quarter of 2002 included $5.2 million in asset impairment costs related principally to the write off of content management and Axielle capitalized software following the termination of those product lines in the second quarter of 2002. Axielle had been a portal product offering. This decline in amortization was offset by a $0.2 million increase in amortization of capitalized software development costs associated with enterprise data integration products. This decline in amortization expense was partially offset by increases in third-party royalties of $0.3 million in the second quarter of 2003 as compared with the second quarter of 2002. The lower third-party royalties in the second quarter of 2002 was the result of a settlement of a dispute with former shareholders of IntegraSoft, Inc. IntegraSoft was acquired in 1998, and as part of the settlement, we recorded $2.1 million of prepaid license royalties that we are amortizing over eighteen months on a straight-line basis and will be fully amortized by December 31, 2003. The amortization of this prepaid license royalty is the most significant component of ongoing royalty costs. Also offsetting the decline in amortization was an increase in software distribution costs of $0.2 million due, in part, to the increase in license transactions.

     During the six months ended June 30, 2003, cost of licenses decreased $3.3 million, or 32%, to $7.0 million from $10.3 million in the same period of 2002. This decrease was the result of multiple factors. First, amortization costs decreased by $4.2 because the second quarter of 2002 included $5.2 million in asset impairment costs related principally to the write off of content management and Axielle capitalized software following the termination of those product lines in the second quarter of 2002. This decline in amortization was partially offset by $0.3 million increase in amortization of capitalized software development costs associated with enterprise data integration products and a $0.7 million increase in software amortization principally related to developed technology acquired through the Vality acquisition. The Vality acquisition did not occur until the second quarter of 2002. As a result, we began to recognize amortization expense related to the Vality developed technology in the second quarter of 2002. Second, third-party royalties increased $0.7 million due principally to an additional $0.4 million during the first six months of 2003 in amortization of prepaid license royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft, Inc, discussed above. Additionally, the first six months of 2002 included a net credit to royalty costs recorded in connection with that settlement. Third, distribution costs increased $0.2 million due, in part, to the increase in license transactions.

     Cost of services. Cost of services consists of maintenance, consulting and training personnel expenses and subcontracting costs. Cost of services for the three months ended June 30, 2003 increased 2%, or $0.2 million, to $8.8 million from $8.6 million in the same period of 2002. This increase is comprised of a $1.4 million increase in subcontracting, commission and travel costs associated with generating $6.3 million in additional enterprise data integration revenue offset by a $1.2 million decline in costs associated with the content management business that was held for sale during the first quarter of 2002 and terminated at the end of the second quarter of 2002. Cost of services for the six months ended June 30, 2003 decreased 3%, or $0.5 million, to $16.1 million from $16.6 million in the same period of 2002. This decrease is driven by a $2.6 million decline in costs associated with the content management business offset by $2.1 million in additional costs, principally subcontracting, commissions and travel, associated with a $13.0 million increase in enterprise data integration revenue. Although there was only $0.4 million and $1.1 million in associated content management service revenue in the second quarter and first six months of 2002, respectively, the completion of certain engagements required the additional use of third party consultants and generated a loss. Additionally, we attempted to keep the base of technical employees intact during the process of seeking a buyer for the content management business in the first and most of the second quarter of 2002 although revenue opportunities had decreased in response to the announcement that the business was for sale. The following table depicts the trend in service margins for the three and six months ended June 30, 2003 and 2002, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Ascential Software
Maintenance margin	82%	73%	82%	69%
Consulting and training margin	17%	(18%)	17%	(26%)
Total service margin	53%	33%	54%	28%

     The total services margin increased to 53% for the second quarter of 2003 and 54% for the first six months of 2003 from 33% and 28% during the same period of 2002, respectively, due to substantial improvements in both maintenance and consulting and training margins during that time. The improvement in our maintenance margin is a result of our ability to increase maintenance revenue by $3.2 million in the comparative three month periods and $7.2 million in the comparative six month periods without any increase to headcount. We have accomplished this by leveraging our technical support personnel as well as our on-line support website in providing customer support. The improvement in consulting and training margins is a result of the removal of the loss-generating content management business, as described above, as well as an increase in enterprise data integration consulting revenue that enabled improved utilization of our enterprise data integration consultants. Barring unforeseen circumstances, we expect increases in professional services margins during 2003.

     Cost of services for the three and six months ended June 30, 2003 include $0.1 million and $0.2 million, respectively, of costs associated with the content management business. We expect that, barring unforeseen circumstances, these costs will not recur after the second quarter of 2003 because all the consulting, service and support contracts associated with that product line have been fulfilled.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing and communications programs and related overhead costs. Sales and marketing expenses for the three months ended June 30, 2003 decreased 17%, or $3.4 million, to $16.8 million from $20.2 million for the same period in 2002. Sales and marketing expenses for the six months ended June 30, 2003 decreased 14%, or $5.4 million, to $33.5 million from $38.9 million for the same period of 2002. This decrease for both periods is primarily due to a 25% reduction in sales and marketing headcount between June 30, 2002 and June 30, 2003 and a reduction of travel costs and certain overhead costs. Although headcount was reduced from the previous year, our focus was also to realign headcount to those regions with more revenue growth potential and to improve the productivity of our sales force. We believe that we have made significant progress in both these initiatives. Sales headcount may increase during 2003 depending on the revenue, productivity and growth opportunities that we may experience.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. Research and development expenses for the three months ended June 30, 2003 decreased 18%, or $1.2 million, to $5.5 million from $6.7 million for the same three months in 2002. Research and development expenses for the six months ended June 30, 2003 decreased 17%, or $2.2 million, to $10.9 million from $13.1 million for the same six months in 2002. This is a result of the elimination of research and development activities associated with the content management product line that totaled $1.1 million in costs in the second quarter of 2002 and $2.9 million in costs in the first six months of 2002. During the first quarter of 2002, we were seeking a buyer for this technology and, until the product line was terminated at the end of the second quarter of 2002, we continued to incur costs in order to maintain the technical personnel base associated with the product line. This decline in costs in the six month period was partially offset by increased salaries and related costs resulting from an 11% increase in headcount from March 31, 2002 to March 31, 2003, related principally to the acquisition of Vality in April of 2002. These additional resources are dedicated to development activities surrounding enterprise data integration products. We currently plan to continue to focus our development efforts on enterprise data integration products and expect a slight increase in research and development expenses in the remainder of 2003, barring unforeseen circumstances.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the three months ended June 30, 2003 general and administrative expenses declined $0.1 million when compared to the same period of the prior year. This net decrease is attributable to several factors. Personnel and related costs declined $0.9 million as a result of headcount reductions and reduced use of subcontractors and temporary staff and overhead, and miscellaneous costs decreased $0.2 million as a result of consolidation of offices and cost reduction efforts. Additionally, bad debt expense decreased $0.9 million as a result of significant improvement in the collection rate of accounts receivable balances and continued sales to our Fortune 500 customer base. Days sales outstanding, calculated by dividing accounts receivable, net, as of the balance sheet date, by the quotient determined by dividing the current quarter’s net revenue by ninety days, declined to 58 days in the second quarter of 2003 from 88 days in the same period of the prior year. These declines in expense were offset by a $1.9 million increase to legal costs consisting of $1.1 million in litigation settlement costs and a $0.8 million increase in outside attorney’s fees for legal defense activities and general corporate matters. The Company reduces accounts receivable, and corresponding deferred revenue, for unpaid customer balances on certain service agreements billed during the quarter but attributable to future periods.

     During the six months ended June 30, 2003 general and administrative expenses decreased 25%, or $3.8 million, to $11.7 million from $15.5 million for the same six months in 2002. Bad debt expense decreased $2.1 million as a result of significant improvement in the collectibility of accounts receivable balances. Personnel and related costs declined $1.7 million as a result of headcount reductions and reduced use of subcontractors and temporary staff. Facilities, infrastructure and other miscellaneous costs declined $1.2 million as a result of the closure of locations and cost cutting efforts. Audit and tax professional service fees declined $0.7 million after the completion of the integration of west coast and east coast finance departments following the IBM Transaction. These declines were offset by $1.9 million increase to legal costs as described above.

     Merger, realignment and other charges. During the three months ended June 30, 2002, we recorded $6.9 million of realignment costs, partially offset by the reversal of $0.4 million of previously recorded severance reserves, resulting in a net charge of $6.5 million for the three months ended June 30, 2002. The $6.9 million charge includes $2.8 million of costs associated with the termination of the content management product line including $1.4 million of severance costs to terminate 44 employees, $0.8 million in impairment charges for computer equipment, $0.4 million of professional fees incurred in an attempt to sell the product line and $0.2 million of other costs. The remaining $4.1 million in realignment costs primarily relates to the integration of Vality with our existing operations. This $4.1 million charge consists of $4.0 million of severance and related costs associated with the termination of 91 Ascential employees and $0.1 million in other exit costs. In addition to the realignment costs in the three months ended June 30, 2002, we also recorded $0.3 million in realignment costs during the three months ended March 31, 2002 related to the consolidation of our European offices. The costs include severance and office closure costs. There were no merger, realignment or other charges in the three and six months ended June 30, 2003.

     Write-off of acquired in-process research and development. In connection with the Vality acquisition in April 2002, we recorded a charge of $1.2 million, or approximately 1% of the $96.0 million in total consideration and liabilities assumed, for in-process research and development costs (“IPRD”). The value allocated to the projects identified as IPRD was charged to operations during the three months ended June 30, 2002.

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

     The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD ranged from 40 to 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. With the exception of the AUTO project, the projects identified as IPRD were completed as scheduled during 2002. The AUTO project is expected to be complete in the fourth quarter of 2003, barring unforeseen circumstances.

Informix Software — Costs and Expenses

     General and administrative expenses. During the three months ended June 30, 2003 general and administrative costs for Informix Software were $0.5 million and were comprised principally of dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations. In the six months ended June 30, 2003 general and administrative costs for Informix Software totaled $1.7 million. These costs consist principally of $1.4 million in dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations and $0.3 million of administrative and liquidation costs associated with the closure of subsidiaries and transitioning personnel.

     During the three months ended June 30, 2002, we incurred $1.4 million of general and administrative costs associated with Informix Software. These costs were comprised of $2.7 million of administrative costs related to the maintenance and closure of idle entities and $1.5 million for legal defense and settlement costs related to the settlement of disputes associated with the historical database operations. These costs were offset by the reversal of a $2.8 million accrual for litigation, due to a favorable resolution during the second quarter. During the six months ended June 30, 2002, we incurred $7.8 million of costs associated with Informix Software. These costs were comprised of $7.1 million of administrative costs related to the maintenance and closure of its idle entities and other costs, including retention bonuses paid to terminated employees, related to closing the operations of the general and administrative groups located in our prior corporate headquarters that were relocated to Westborough, Massachusetts and $3.5 million for legal defense and settlement costs related to the settlement of disputes associated with Informix Software. The costs incurred during the six months were also offset by the above mentioned reversal of a $2.8 million accrual for litigation. Barring unforeseen circumstances, these transitional costs are expected to continue declining during 2003 to a relatively insignificant amount.

     Merger, realignment and other charges. Realignment charges totaling $0.4 million in the three and six months ended June 30, 2003 consist entirely of adjustments to facility reserves to reflect updated estimates of remaining obligations on vacated facilities, net of sublease income.

     During the three months ended June 30, 2002, we recorded $0.8 million of realignment costs associated with the termination of the database business, which was offset by a $0.3 million reversal of reserves previously recorded for costs associated with exiting facilities resulting in a net charge of $0.5 million. The $0.8 million charge is comprised of $0.3 million of severance related costs, $0.4 million of costs to exit facilities, and $0.1 million of other costs. In addition to the realignment charges recorded in the three months ended June 30, 2002, we recorded realignment costs totaling $4.4 million in the quarter ended March 31, 2002 consisting of $3.0 million in adjustments to facility reserves to reflect the then current estimate of remaining obligations on vacated facilities, net of sublease income, $1.3 million of severance costs and $0.1 million of other exit costs.

III. Other Income (Expense) — Ascential Software Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Interest income, net	$2.9	$5.2	$6.2	$11.5
Gain on sale of database business	—	—	—	7.6
Other income, net	0.1	2.1	0.1	1.0

     Interest income. Interest income for the three and six months ended June 30, 2003 decreased by $2.3 million, or 44%, and $5.3 million, or 46%, respectively, to $2.9 million for the three months ended June 30, 2003 and $6.2 million for the six months ended June 30, 2003. This decrease is principally attributable to two factors. First, the second quarter and first six months of 2002 included $1.5 million and $3.0 million, respectively, of interest on the IBM Holdback (see Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). The IBM Holdback was paid in full in January 2003, therefore the related interest income, which accrued at a rate of 6% ceased accordingly. Second, the composite rate of return on cash and investments has declined by approximately 40 basis points as a result of the general economic environment and prevailing interest rates.

     Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of the assets of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during the year ended December 31, 2001. During the six months ended June 30, 2002, the final audit of the working capital transferred to IBM was completed and we received the final working capital settlement from IBM (See Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). This resulted in an increase to the gain of $7.3 million. We also recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. There were no such adjustments to the gain during the three or six months ended June 30, 2003.

     Other income, net. Other income, net, for the three months ended June 30, 2003 consists of approximately $0.6 million of realized gains on investments, offset by $0.5 million of foreign currency losses principally related to the revaluation of forward foreign currency contracts. Other income, net, for the three months ended June 30, 2002 consisted of income of $2.1 million resulting from $3.0 million of income related to the proceeds received in connection with the favorable settlement of litigation during the quarter. This amount was offset by $0.9 million in net foreign currency losses related to the revaluation of the balance sheets of foreign subsidiaries, primarily Argentina, Brazil and Mexico, whose functional currencies are the U. S. Dollar due to the hyperinflationary nature of the currency of those countries.

     Other income, net, for the six months ended June 30, 2003 consists of $0.7 million in gains realized on investments offset by $0.6 million in foreign exchange losses. Other income, net, for the six months ended June 30, 2002 is comprised of the $3.0 in litigation settlement income discussed above offset by $2.0 million of foreign currency losses. We have substantially reduced our operations in Latin America since the second quarter of 2002. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations. As these subsidiaries become substantially liquidated, the translation adjustment that has accumulated on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

IV. Income Taxes — Ascential Software Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Income (loss) before income taxes	$1.0	$(24.3)	$0.2	$(46.3)
Income tax expense (benefit)	0.3	(3.7)	0.1	(9.2)
Effective tax rate	30%	(15)%	30%	(20)%

     The effective tax rate for the three and six months ended June 30, 2003 of 30% is lower than the U.S. statutory rate of approximately 40% due to the impact of utilization of credits and carryforwards. The effective tax rate for the three and six months ended June 30, 2002 is lower than the statutory rate due to the impact of the U.S. alternative minimum tax and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

V. Other Items

     The following information is presented pursuant to a proposal instituted by the American Electronics Association for technology companies to voluntarily expand disclosures relating to stock compensation.

Option Program Description

     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees are eligible to participate. Employees other than executive officers received options to purchase Common Stock representing 62% of the total amount granted in 2002.

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

     In March 1994, we adopted the 1994 Stock Option and Award Plan (the “1994 Plan”). Incentive stock options, nonqualified stock options, restricted stock awards, or a combination thereof, can be granted to employees at not less than the fair market value on the date of grant and generally vest over four years. The Compensation Committee of our Board of Directors may grant awards, provided that, during any fiscal year, no participant shall receive stock options exercisable for more than 500,000 shares of Common Stock. In addition, no more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of Common Stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer.

     In July 1997, we adopted the 1997 Non-Statutory Stock Option Plan, authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or a committee delegated such duties by the Board of Directors.

     In July 1998, we adopted the 1998 Non-Statutory Stock Option and Award Plan (the “1998 Plan”). Options and restricted stock awards can be granted to employees and consultants with terms designated by the Board of Directors or a committee delegated such duties by the Board of Directors. No more than 20% of the maximum number of shares authorized for issuance under the 1998 Plan may be issued pursuant to restricted stock awards.

     As a result of our acquisition of Torrent in November 2001, we assumed all unvested stock options of Torrent that were outstanding at the time of the acquisition. Each Torrent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four or five years, expiring ten years from the date of grant. In connection with the acquisition, each option became exercisable for 0.3069835 shares of Common Stock for each share of Torrent common stock, and the exercise price was adjusted by dividing the original exercise price by 0.3069835.

     As a result of our acquisition of Ardent Software, Inc. (“Ardent”) in March 2000, we assumed all stock options of Ardent that were outstanding at the time of the acquisition. Each Ardent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years, expiring ten years from the date of grant. In connection with the acquisition, each option became exercisable for 3.5 shares of Common Stock for each share of Ardent common stock, and the exercise price was adjusted by dividing the original exercise price by 3.5.

     Distribution and Dilutive Effect of Options to Executive Officers

     The following table summarizes employee and executive stock option grants as of and for the six months ended June 30, 2003, as of and for the year ended December 31, 2002, and as of December 31, 2001, respectively

	June 30, 2003	December 31, 2002	December 31, 2001

New grants during the period as a % of outstanding shares	0.7%	4.1%	2.9%
Grants to executive officers during the period as a % of total options granted	0.0%	37.4%	28.6%
Grants to executive officers during the period as a % of outstanding shares	0.0%	1.5%	.8%
Cumulative options held by executive officers as a % of total options outstanding	34.0%	34.3%	15.0%

     General Stock Option Information

     Following is a summary of activity for all stock option plans for the year ended December 31, 2002 and the six months ended June 30, 2003:

		Number of
	Shares Available	Shares Underlying	Weighted-Average
	for Options	Outstanding Options	Exercise Price

December 31, 2001	1,522,962	10,532,038	$22.64
Options granted	(2,392,498)	2,392,498	11.08
Options exercised	—	(147,670)	8.40
Options canceled	4,776,043	(5,576,872)	24.72
Additional Shares Reserved	1,250,000	—	—

December 31, 2002	5,156,507	7,199,994	17.48
Options granted	(394,625)	394,625	10.31
Options exercised	—	(132,159)	8.87
Options canceled	154,808	(188,527)	20.88
Additional Shares Reserved	5,500,000	—	—

June 30, 2003	10,416,690	7,273,933	$17.15

In-the-Money and Out-of–the-Money Option Information as of June 30, 2003

	Exercisable		Unexercisable		Total

		Weighted Avg.		Weighted Avg.		Weighted Avg.
As of June 30, 2003	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-Money (1)	1,553,549	$11.55	2,506,893	$10.91	4,060,442	$11.15
Out-of-the-Money (1)	2,418,803	$25.67	794,688	$21.85	3,213,491	$24.72
Total Options Outstanding	3,972,352	$20.15	3,301,581	$13.54	7,273,933	$17.15

(1)	For purposes of this table, In-the-Money options are those options with an exercise price less than the closing price of $16.43 on June 30, 2003. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $16.43 as of June 30, 2003.

     Option Grants to Executive Officers During the Six Months Ended June 30, 2003

     We did not grant any options to our executive officers during the six months ended June 30, 2003.

     Aggregated Option Exercises by Executive Officers during the Six Months Ended June 30, 2003 and Option Values as of June 30, 2003

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the six months ended June 30, 2003 and stock options held as of June 30, 2003 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			June 30, 2003		June 30, 2003 (1)

	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter Gyenes	—	—	793,217	724,819	$1,769,336	$3,224,324
Peter Fiore	—	—	322,290	305,731	$411,489	$1,029,594
Robert C. McBride	—	—	51,041	136,459	$118,572	$580,553
Scott N. Semel	—	—	24,609	112,891	$98,131	$637,307

(1)	Based on the closing sales price of $16.43 of the underlying securities as of June 30, 2003, as reported on the NASDAQ National Market, minus the exercise price.

     Equity Compensation Plan Information

     The following table provides information about Common Stock authorized for issuance under our equity compensation plans as of June 30, 2003:

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)

Equity compensation plans approved by security holders	3,193,817	$19.96	5,033,742 (3)
Equity compensation plans not approved by security holders	2,613,886	$14.03	5,816,102
Total	5,807,703	$17.29	10,849,844

(1)	This table excludes an aggregate of 1,466,230 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $16.59.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after June 30, 2003, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 433,154 shares issuable under our 1997 Employee Stock Purchase Plan as of June 30, 2003.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $624.6 million at June 30, 2003 and consisted of $352.4 million in Cash and $272.2 million of short-term investments. At December 31, 2002, Cash and short-term investments totaled $504.7 million and consisted of $216.5 million in Cash and $288.2 million of short-term investments. The $119.9 million increase in Cash and short-term investments for the six months ended June 30, 2003 was primarily due to the receipt of $109.3 million from IBM, related to the IBM Transaction. As part of the transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement (the “MPA”). The $109.3 million consisted of a $100.0 million for the Holdback plus $9.3 million of interest on the Holdback (see Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, $10.9 million of cash was provided by operating activities.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the six months ended June 30, 2003, we incurred capital expenditures of $1.9 million, and capitalized software development costs totaled $3.7 million.

     As of June 30, 2003, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe that we will have sufficient resources to fund our contemplated acquisition of Mercator and related expenses, the cash component of which is expected to total approximately $136.0 million, barring unforeseen circumstances. We also believe we have enough Cash and short-term investments to continue to fund any repurchases of our common stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction in addition to current and future restructuring initiatives if any.

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds from the sale of our database business assets to IBM, including the $100 million Holdback, plus interest, released to us in January 2003. At June 30, 2003, as a result of the IBM Transaction and our continuing operations, we held approximately $624.6 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions, including the proposed acquisition of Mercator Software, Inc. and related expenses totaling approximately $136.0 million. We cannot ensure that these measures will improve our financial results or increase stockholder value.

If we are unable to increase revenue from, and expand the market share of, our products, our financial results will be materially adversely affected.

     If we do not increase sales of our enterprise data integration products, our financial results will be materially adversely affected. Our revenue is currently derived almost entirely from our Enterprise Data Integration Suite. In order to increase revenues and grow our business, we must be able to increase sales of these products and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our data integration product offerings and related services and that new customers will choose our solutions over our competitors’ product offerings.

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

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the enterprise data integration business include in-house customer programming for extracting and delivering data and vendors of ETL products that address that part of the data integration problem, such as Embarcadero, ETI, Hummingbird, Informatica, Sagent and SAS. Principal data profiling competitors include Avellino and Evoke. Principal data quality competitors include Firstlogic, Group One, Innovative Systemsand Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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

Our current strategy contemplates possible future acquisitions, which will require us to incur substantial costs for which we may never realize the anticipated benefits.

     On November 28, 2001, we completed the acquisition of Torrent, and on April 3, 2002 we completed the acquisition of Vality. We consummated each transaction with the expectation that it would result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Our business strategy contemplates the possibility of future acquisitions of complementary companies or technologies. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we were to make a cash acquisition of substantial scale, it could reduce our cash reserves and affect our liquidity and capital resources.

     Achieving the benefits of any acquisition will depend in part on our ability to integrate an acquired business with our business in a timely and efficient manner. Our consolidation of operations following any acquisition may require significant attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our ability to achieve expected net sales, operating expenses and operating results for any acquired business. We cannot ensure that we will realize any of the anticipated benefits of any acquisition, and if we fail to realize these anticipated benefits, our operating performance could suffer.

     On August 8, 2003, we commenced a cash tender offer through a wholly-owned subsidiary to acquire all of the issued and outstanding capital stock of Mercator Software, Inc. (“Mercator”). If less than 51% of the shares of Mercator, calculated on a fully diluted basis, are tendered, then we are not obligated to close the tender offer. We are also not obligated to purchase any tendered shares under certain other circumstances, including if we have not received applicable regulatory approvals or if there has been, or is reasonably likely to be, a material adverse effect on Mercator. If we do not complete the tender offer, any expenses we incur in connection with the transaction will negatively impact our financial results. If we complete the tender offer, we intend to merge Mercator into a wholly-owned subsidiary of Ascential. If, following the tender offer, we own at least 90% of the outstanding stock of Mercator, then the merger will occur promptly after the tender offer closes. However, if, after the tender offer closes, we own less than 90% of the outstanding stock of Mercator, Mercator will be required to solicit proxies from its stockholders at a special meeting of stockholders to approve the merger, which will delay the merger and require the incurrence of additional expenses. During the period of any such delay, we would own a majority of the outstanding capital stock of Mercator, but Mercator would continue to operate as a public company. In addition, in the event we successfully complete the acquisition of Mercator, we cannot assure you that we will realize the expected benefits of the type described above, such as expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel.

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

     Our deferred revenue was $23.2 million as of June 30, 2003. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

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

     The competition for experienced, well-qualified personnel in the software industry is intense. Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees. In addition, from time to time we may acquire other companies. We have initiated a tender offer to purchase the outstanding shares of stock of Mercator Software, Inc. In order to achieve the anticipated benefits of any acquisition, including the proposed acquisition of Mercator, we may need transitional or permanent assistance from key employees of the acquired company. If we fail to retain, attract and motivate key employees, including those of companies that we acquire, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

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

     Our sales of software products and services have been affected by seasonal purchasing trends that materially affect our quarter-to-quarter operating results. We expect these seasonal trends to continue in the future. Revenue and operating results in our first quarter are typically lower relative to other quarters because many customers make purchase decisions for the fourth quarter based on their calendar year-end budgeting requirements, and as a new year begins start planning for, but not implementing, new information technology spending until later in the year. In addition, revenue and operating results in our third quarter may be adversely affected by scheduling conflicts due to vacations and holidays, particularly abroad.

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

     We are party to real estate leases for approximately 223,268 square feet that we actively utilize, and approximately 221,194 square feet that is currently unoccupied or sublet to a third party. At June 30, 2003, we have a restructuring reserve of $10.1 million comprised of $8.7 million for lease obligations and $0.9 million for restoration costs related to the disposition of this space as of June 30, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $7.5 million of sublease income relating to this space, $2.5 million for properties already sublet and $5.0 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $4.7 million resulting from additional restructuring costs.

Our inability in the past to rely on the statutory “safe harbor” as a result of the settlement of the Securities and Exchange Commission investigation could harm our business.

     Effective January 11, 2000, we entered into a settlement with the SEC as a result of an investigation against us. Pursuant to the settlement, we consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 (“Exchange Act”), Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, we neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

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

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On May 30, 2002, Informatica Corporation (“Informatica”) filed an action against a former employee of the Company in the United States District Court for the Northern District of California. The complaint alleged, among other things, that the employee, previously employed by Informatica as a district sales manager, misappropriated trade secrets, principally contact information regarding potential customers, and unlawfully used that information to benefit the Company once he joined the Company as a regional sales manager in January 2002. Informatica sought a temporary restraining order, which the employee successfully opposed at a hearing held on June 5, 2002. On June 24, 2002, the employee answered the complaint, in which he denied all material allegations. The employee’s employment by the Company ended on July 5, 2002 after the Company discovered that the employee had retained certain information from his prior employment. On July 19, 2002, Informatica served an amended complaint in which it named the Company as a defendant in the action. The amended complaint alleged misappropriation of trade secrets, unfair competition, intentional interference with prospective economic advantage and violation of federal copyright law, and sought injunctive relief, unspecified damages and attorneys’ fees. On August 2, 2002, the Company served its answer to the amended complaint, in which it denied these claims. A motion by Informatica for a preliminary injunction to enjoin the Company from, among other things, using confidential information retained by the employee to the Company, was heard on December 20, 2002. The court did not grant Informatica’s motion for a preliminary injunction. The Company produced information to Informatica which the Company believed showed there is no merit to Informatica’s claims against the Company. Among other things, the Company does not believe that the information retained by the employee constituted protectable trade secrets or that any material harm to Informatica could be demonstrated. In January 2003, Informatica amended its complaint to add claims against a second Ascential employee previously employed by Informatica, and against the Company with respect to actions allegedly taken by such second employee. The second employee’s employment by the Company ended on March 5, 2003. The court granted Informatica’s motion to amend its complaint, to which the Company filed its answer in March 2003 and the second employee filed his answer in April 2003. On July 11, 2003, in order to avoid the further expense and inconvenience of litigation, the Company and Informatica entered into a settlement agreement, including a mutual release of claims, pursuant to which the Company paid Informatica $1.6 million. The settlement agreement also provided for a six month period during which the Company agreed not to solicit for employment, or hire, employees of Informatica, and for the destruction or return of Informatica information received from either of the two employees previously employed by Informatica.

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

Item 4. Submission of Matters to a Vote of Security Holders.

               On June 17, 2003, the Company held its 2003 annual meeting of stockholders. At the meeting, the votes cast for and against the matters presented to the Company’s stockholders, as well as the number of abstentions and broker non-votes, were as follows:

2.	Authorization of the Board of Directors, in its discretion, to amend the Company’s Restated Certificate of Incorporation to effect a 1-for-4 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of Common Stock at any time prior to the next annual meeting of stockholders.

Votes For	Votes Withheld	Votes Abstaining	Broker Non-Votes

198,119,731	10,878,473	0	0

2.	Authorization of the Board of Directors, in its discretion, to amend the Company’s Restated Certificate of Incorporation to effect a 1-for-4 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of Common Stock at any time prior to the next annual meeting of stockholders.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

189,462,150	19,114,670	421,384	0

3.	Approval of an amendment to the Company“s 1997 Employee Stock Purchase Plan (the “ESPP”) increasing the number of shares of Common Stock authorized for issuance under the ESPP from 8,000,000 to 9,000,000 (without giving effect to the proposed Reverse Split).

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

192,803,376	15,677,733	517,095	0

4.	Approval of an amendment to the Company’s 1994 Stock Option and Award Plan (the “1994 Plan”) (i) prohibiting repricing of options issued under the 1994 Plan, (ii) increasing the number of shares of Common Stock authorized for issuance under the 1994 Plan from 24,000,000 to 33,000,000 (without giving effect to the proposed Reverse Split), and (iii) providing for the issuance of restricted stock in lieu of performance shares.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

149,467,145	58,957,225	573,834	0

5.	Approval of an amendment to the Company’s 1989 Outside Directors Stock Option Plan (the “Director Plan”) increasing the number of shares of Common Stock authorized for issuance under the Director Plan from 1,600,000 to 2,600,000 (without giving effect to the proposed Reverse Split).

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

171,437,003	37,004,809	556,392	0

6.	Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31,2003.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

203,427,828	4,997,293	573,083	0

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

3.1	Restated Certificate of Incorporation, as amended

10.1	Amended and Restated 1994 Stock Option and Award Plan

10.2	Amended and Restated 1989 Outside Directors Stock Option Plan

10.3	Amended and Restated 1997 Employee Stock Purchase Plan

10.4	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2(1)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1) Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(b)   Reports on Form 8-K

On April 3, 2003, the Company filed a Current Report on Form 8-K dated March 31, 2003 reporting under “Item 4. Changes in Registrant’s Certifying Accountant” that the Audit Committee of the Company’s Board of Directors approved the dismissal of KPMG LLP as the Company’s independent accountants. In addition, the Company reported that the Audit Committee of the Company’s Board of Directors approved the engagement of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

On April 17, 2003, the Company filed a Current Report on Form 8-K dated April 16, 2003 reporting under “Item 4. Changes in Registrant’s Certifying Accountant” that the Audit Committee of the Company’s Board of Directors approved the engagement of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

On April 21, 2003, the Company furnished a Current Report on Form 8-K dated April 21, 2003 announcing the Company’s financial results for the quarter ended March 31, 2003 under “Item 9. Regulation FD Disclosure” (Information furnished pursuant to Item 12. “Disclosure of Results of Operations and Financial Condition”). The full text of the press release issued in connection with the announcement, including financial statements, was attached as Exhibit 99.1 to this Current Report on Form 8-K.

On June 13, 2003, the Company furnished a Current Report on Form 8-K dated June 13, 2003 announcing under “Item 9. Regulation FD Disclosure” that a proposal to effect a one-for-four reverse split of the Company’s common stock would be submitted to the Company’s stockholders at the 2003 annual meeting of stockholders of the Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated: August 14, 2003	By:	/s/ Robert C. McBride

Robert C. McBride
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer);
Duly Authorized Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

3.1	Restated Certificate of Incorporation, as amended

10.1	Amended and Restated 1994 Stock Option and Award Plan

10.2	Amended and Restated 1989 Outside Directors Stock Option Plan

10.3	Amended and Restated 1997 Employee Stock Purchase Plan

10.4	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2(1)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.