Form 10-Q
period 2003-09-30
ASCENTIAL SOFTWARE CORP
filed 2003-11-14
CIK 799089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2003.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from to
Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3011736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Washington Street, Westborough, MA	01581
(Address of principal executive office)

Registrant’s telephone number, including area	(508) 366-3888
code:

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

YES  ☑    NO  ☐

At October 31, 2003, 59,400,547 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2003

FORWARD–LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” are included elsewhere in this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about the Company, is contained in other documents and periodic reports that the Company files from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management’s opinions only and only as of the date of this report, and the Company disclaims any obligation to update or revise these statements. Ascential, DataStage, MetaRecon, Mercator, and INTEGRITY are trademarks of Ascential Software Corporation or its affiliates and may be registered in the U.S. and other jurisdictions. Other marks are the property of the owners of those marks.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET REVENUES
Licenses	$22,353	$14,897	$62,539	$40,764
Services	23,536	15,315	58,575	38,203

	45,889	30,212	121,114	78,967
COSTS AND EXPENSES
Cost of licenses	3,874	3,675	10,828	14,745
Cost of services	10,331	9,064	26,406	25,641
Sales and marketing	19,531	18,298	53,075	57,229
Research and development	6,834	6,170	17,714	19,277
General and administrative	6,472	8,773	19,843	31,307
Merger, realignment and other charges	1,654	7,704	2,086	19,370
Write-off of acquired in-process research and development	2,000	—	2,000	1,170

	50,696	53,684	131,952	168,739

Operating loss	(4,807)	(23,472)	(10,838)	(89,772)
OTHER INCOME (EXPENSE)
Interest income	2,719	4,100	8,934	15,561
Interest expense	(58)	(39)	(88)	(78)
Gain (loss) on sale of database business, net	—	(1,394)	—	6,240
Litigation settlement income	—	—	—	3,127
Other income (expense), net	576	(872)	652	(3,070)

LOSS BEFORE INCOME TAXES	(1,570)	(21,677)	(1,340)	(67,992)
Income tax expense (benefit)	129	(5,420)	198	(14,587)

NET LOSS	$(1,699)	$(16,257)	$(1,538)	$(53,405)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.27)	$(0.03)	$(0.85)
Diluted	$(0.03)	$(0.27)	$(0.03)	$(0.85)
SHARES USED IN PER SHARE CALCULATIONS
Basic	58,195	61,330	58,028	62,842
Diluted	58,195	61,330	58,028	62,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$303,344	$216,551
Short-term investments	221,383	288,199
Accounts receivable, net	38,767	27,112
Receivable from sale of database business	—	109,200
Recoverable income taxes	—	17,448
Other current assets	13,596	13,688

Total current assets	577,090	672,198
Property and equipment, net	11,358	5,427
Software development costs, net	14,502	14,124
Long-term investments	2,031	966
Goodwill	328,458	162,670
Intangible assets, net	22,136	11,070
Deferred income taxes	29,789	28,515
Other assets	10,526	11,280

Total assets	$995,890	$906,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	12,930	8,136
Accrued expenses	25,229	23,137
Accrued employee compensation	21,110	14,861
Income taxes payable	79,313	98,916
Deferred revenue	43,021	17,666
Accrued merger, realignment and other charges	52,966	15,698
Deferred income taxes	32,235	33,171
Short term debt	955	—
Other current liabilities	2,885	479
Payable for non-tendered shares	11,309	—

Total current liabilities	281,953	212,064

Commitments and contingencies (Note I)
Stockholders’ equity
Common stock	670	663
Additional paid-in capital	624,377	602,514
Treasury stock, at cost	(98,454)	(99,626)
Retained earnings	200,705	202,243
Deferred compensation	(2,355)	(235)
Accumulated other comprehensive loss	(11,006)	(11,373)

Total stockholders’ equity	713,937	694,186

Total liabilities and stockholders’ equity	$995,890	$906,250

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,538)	$(53,405)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,573	7,450
Amortization of capitalized software development costs	5,152	4,861
Write-off of capitalized software development costs	—	5,200
Write-off of acquired in-process research and development	2,000	1,170
Foreign currency transaction (gain) loss	(4,796)	2,923
Loss on disposal of property and equipment	49	882
Deferred income taxes	215	(3,236)
Provision for losses on accounts receivable	—	2,630
Merger, realignment and other charges	2,086	19,370
Gain on sale of database business, net of adjustments	—	(6,240)
Stock-based employee compensation	203	213
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	286	4,365
Other current and non-current assets	4,989	5,541
Accounts payable, accrued expenses and other liabilities	(21,381)	(90,219)
Deferred revenue	5,573	834

Net cash and cash equivalents used in operating activities	(589)	(97,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(630,982)	(336,956)
Maturities of available-for-sale securities	421,019	260,190
Sales of available-for-sale securities	275,278	106,897
Business combination, net of cash acquired	(83,675)	(100,127)
Purchases of property and equipment	(2,531)	(3,134)
Additions to capitalized software development costs	(5,530)	(8,532)
Proceeds from sale of database business assets, net	109,328	11,000
Purchase of strategic investments	(813)	—
Other	(178)	—

Net cash and cash equivalents provided by (used in) investing activities	81,916	(70,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Extinguishment of debt	(8,155)	—
Proceeds from issuance of common stock	7,477	2,848
Cost associated with reverse split	(202)	—
Purchases of treasury stock	—	(45,765)

Net cash and cash equivalents used in financing activities	(880)	(42,917)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,346	253

Increase (decrease) in cash and cash equivalents	86,793	(210,987)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	216,551	489,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303,344	$278,320

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(1,699)	(16,257)	$(1,538)	$(53,405)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $232 and $214 for the three and nine months ended September 30, 2003 (See Note A)	(348)	870	321	1,879
Reclassification adjustment for realized (gains) included in net loss, net of tax expense of $360 and $714 for the three and nine months ended September 30, 2003	(540)	529	(1,071)	192
Change in cumulative foreign currency exchange translation adjustment	523	372	1,117	2,923

Other comprehensive income (loss)	(365)	1,771	367	4,994

Comprehensive loss	$(2,064)	$(14,486)	$(1,171)	$(48,411)

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

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2002 included in the Company’s most recent Annual Report on Form 10-K. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with the audited financial statements of the Company, and the notes thereto, for the year ended December 31, 2002 that are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation. On September 12, 2003, the Company completed the acquisition of Mercator Software, Inc. (“Mercator”) pursuant to the Agreement and Plan of Merger dated as of August 2, 2003 (“Merger Agreement”), (see Note K – Business Combinations). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition.

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

     Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS” and “SFAS No. 148,” respectively). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosure in the Company’s annual and interim financial statements regarding the method used by the Company for stock-based compensation and the effect of the method used on reported results. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, the Company utilizes the intrinsic value method to account for awards to employees, directors, and officers under its plans. Under the intrinsic value method, the Company generally recognizes no compensation expense with respect to such awards granted under the terms of the Company’s various stock option plans as all options granted under those plans typically are for a fixed number of shares and have a fixed exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma information regarding the net income (loss) and net income (loss) per share required by SFAS No. 123 and SFAS No. 148, as if the Company had accounted for its stock-based awards to employees under the fair value method, is presented below. The Company estimates the fair value of stock-based awards to employees using the Black-Scholes option-pricing model. For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the Company’s employee stock purchase plan). The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value method to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss to common stockholders:
As reported	$(1,699)	$(16,257)	$(1,538)	$(53,405)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,292)	(9,475)	(24,529)	(27,410)

Net loss applicable to common stockholders:
Pro forma	$(8,991)	$(25,732)	$(26,067)	$(80,815)

Net loss per common share:
Basic and diluted, as reported	$(0.03)	$(0.27)	$(0.03)	$(0.85)
Basic and diluted, pro forma	$(0.15)	$(0.42)	$(0.45)	$(1.29)
Shares used in calculations, as reported Basic, diluted, and pro forma	58,195	61,330	58,028	62,842
The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions and resulting fair market values:
Risk free interest rate	2.38–5.77%	3.17–5.77%	2.38–5.77%	3.17–5.77%
Expected life of the option	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	81–90%	85–90%	81–90%	85–90%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value of option grants	$6.31-18.80	$6.42-18.80	$6.31-18.80	$6.42-18.80

     Recent accounting pronouncements. The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN” and “FIN 46,” respectively) in January 2003. This interpretation of Accounting Research Bulletin No. 51 requires the consolidation of certain variable interest entities by the primary beneficiary. FIN 46 became effective immediately for all variable interest entities created after January 31, 2003, and applies in the first interim or annual period occurring subsequent to June 15, 2003 for variable interest entities created prior to February 1, 2003. Adoption of FIN 46 did not have a material effect on the Company’s operating results or financial position.

     In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified and, for hedging relationships, designated after June 30, 2003. The Company does not currently hold any derivative instruments, other than foreign currency forward exchange contracts, and the adoption of this statement did not have a material impact on its operating results or financial position.

     In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement revises the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The disclosure provisions of the statement are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Certain accounting provisions of this statement have been deferred indefinately. Adoption of this statement did not have a material impact on the Company’s operating results or financial position.

Note B — Goodwill and Other Intangible Assets

     As of September 30, 2003 the Company had goodwill in the amount of $328.5 million. There was an increase of $165.8 million in the carrying value from December 31, 2002. This change consists of a $167.0 million increase associated with the acquisition of Mercator Software Inc. (see Note K), offset by a $1.2 million reduction related to the final valuation of the acquired assets and obligations of Vality Technology Incorporated (“Vality”). The Company previously determined, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets amounted to $22.1 million (net of accumulated amortization of $11.0 million) and $11.1 million (net of accumulated amortization of $6.9 million) at September 30, 2003 and December 31, 2002, respectively. These intangible assets consist primarily of customer relationships, developed technology and agreements not to compete acquired through business combinations, including the value assigned to amortizable intangible assets in connection with the acquisition of Mercator during the third quarter of 2003 consisting of $7.0 million of developed technology, $7.0 million of customer relationships and $1.2 million associated with agreements not to compete executed by certain former Mercator executives. The Company is currently amortizing these assets over their estimated useful lives, generally one to seven years. There are no anticipated residual values related to these intangible assets. Amortization expense for the three and nine months ended September 30, 2003 was $1.5 million and $5.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2002 was $1.3 million and $3.3 million, respectively. Not including the Mercator intangible assets, amortization expense for intangible assets, is anticipated to be $1.3 million for the remainder of 2003, and amortization expense for these intangibles for each of the years ended December 31, 2004, 2005 and 2006, is anticipated to be $4.8 million, $1.0 million and $0.1 million, respectively. In addition, based upon the preliminary purchase price allocation and appraisal of the acquired Mercator intangibles, the Company expects, barring unforeseen circumstances, amortization expense to increase approximately $3.0 million to $5.0 million in each of the years ended December 31, 2004, 2005, and 2006.

     The following table summarizes the balance of components of “Goodwill” at September 30, 2003 and December 31, 2002 (in millions):

	Balance at December 31, 2002	Additions	Adjustments	Balance at September 30, 2003

Goodwill	$162.7	$167.0	$(1.2)	$328.5

Note C — Loss Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(1,699)	$(16,257)	$(1,538)	$(53,405)

Denominator:
Denominator for basic net loss per common share -
Weighted-average shares outstanding	58,195	61,330	58,028	62,842
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net loss per common share -
Adjusted weighted-average shares and assumed conversions	58,195	61,330	58,028	62,842

Basic net loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.85)
Diluted net loss per common share	$(0.03)	$(0.27)	$(0.03)	$(0.85)

     During the three and nine months ended September 30, 2003 and 2002 shares have been excluded from the diluted calculation relating to options to purchase shares of the Company’s common stock (“Common Stock”) because the potential common shares associated with these options are anti-dilutive due to the net losses during those periods. During the three and nine months ended September 30, 2003, the number of potential common shares excluded totaled 1.8 million and 1.2 million, respectively. These options have exercise prices ranging from $0.19 to $17.00 and $0.19 to $14.52 for the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, the number of potential common shares totaled 0.5 million and 2.5 million, respectively. These options had exercise prices ranging from $0.20 to $9.28 and $0.20 to $13.12 for the three and nine months ended September 30, 2002, respectively.

     Additionally, the Company excluded other potential common shares for the three and nine months ended September 30, 2003 and 2002, from its diluted net loss per share computation because the exercise prices of these securities were equal to or exceeded the average market value of the Common Stock for the same periods and, therefore, these securities were anti-dilutive. The following is a summary of the excluded potential common shares and the related exercise/conversion features for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Potential common shares:
Stock options	8,065	9,039	8,572	7,039
Common stock warrants (Series B Warrants)	—	576	—	576

     The stock options had per share exercise prices ranging from $17.14 to $341.58 and from $14.68 to $341.58 per share in the three and nine months ended September 30, 2003, respectively. These stock options are exercisable at various dates through June 30, 2013. During the three and nine months ended September 30, 2002, the above stock options had exercise prices ranging from $9.56 to $112.40 per share and from $13.36 to $112.40 per share, respectively.

     The warrants to purchase shares of Common Stock (the “Series B Warrants”) were issued in connection with the conversion of certain shares of the Company’s Series B convertible preferred stock (“Series B Preferred”) into shares of Common Stock in July 2000. As of September 30, 2002, Series B Warrants exercisable for 0.6 million shares of Common Stock were outstanding and exercisable at a per share exercise price of $31.36. These warrants expired unexercised on November 19, 2002.

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Cumulative foreign exchange translation adjustment	$(11,935)	$(13,052)
Unrealized gains on available for sales securities, net of taxes of $619 at September 30, 2003 and $1,119 at December 31, 2002	929	1,679

	$(11,006)	$(11,373)

Note E — Stockholders’ Equity

     The following table reconciles Common Stock shares issued and outstanding at September 30, 2003 and December 31, 2002 (in thousands):

Reconciliation of Common Stock shares issued (in thousands):
Shares issued at December 31, 2002	66,361
Shares issued upon exercises of stock options	656
Shares sold and issued to employees under the Company’s employee stock purchase plan	129
Treasury shares retired	(100)
Fractional shares redeemed due to 1 for 4 reverse stock split	(2)

Shares issued at September 30, 2003	67,044
Less shares in treasury at September 30, 2003	(8,393)

Net Common Stock shares outstanding at September 30, 2003	58,651

     The Company had 8,392,779 and 8,492,779 shares of Common Stock in treasury at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Company had repurchased an aggregate of approximately 15.1 million shares of Common Stock for an aggregate purchase price of approximately $217.2 million as part of its previously approved stock repurchase program that commenced in the second quarter of 2001. The Company is authorized to repurchase up to $350.0 million of Common Stock under this program.

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

     Working Capital Adjustment. Under the terms of the MPA, the Company was obligated to transfer $124.0 million in net working capital to IBM from the database business operations (the “Working Capital Adjustment”) as of July 1, 2001. Working Capital was defined in the MPA as the sum of (i) net accounts receivable and (ii) prepaid expenses, minus (a) ordinary course trade payables and (b) accrued ordinary course expenses (other than any such expenses incurred in connection with former employees, officers, directors, or independent contractors). These items were a subset of the various assets and liabilities of the database business that were transferred to IBM upon the closing of the IBM Transaction.

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

     Accrued IBM Transaction Costs. As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related cash payments made during the nine months ended September 30, 2003 (in millions):

	Accrual
	Balance
	December 31,	Cash	Accrual Balance
	2002	Payments	September 30, 2003

Professional fees	$1.2	$0.6	$0.6
Severance and employment-related costs	4.4	—	4.4

Accrued transaction costs and related charges included in accrued expenses	$5.6	$0.6	$5.0

     Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002, the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company as a consequence of the IBM Transaction. As of September 30, 2003, severance payments and related taxes had been paid in connection with the termination of substantially all of these employees. The accrual balance of $4.4 million, for severance and related costs, is expected to be paid on various dates extending through 2007. The accrual balance of $0.6 million for professional fees is anticipated, barring unforeseen circumstances, to be paid by December 31, 2003.

Note G — Accrued Merger, Realignment and Other Charges

     The following table summarizes the balance of components of the “Accrued merger, realignment and other charges” at September 30, 2003 and December 31, 2002 (in millions):

	September 30, 2003	December 31, 2002

Facility and equipment charges resulting from the IBM Transaction	$8.9	$13.0
Facility, severance, and other accruals arising from the Mercator acquisition	42.9	—
Other merger and realignment charges:
Third quarter 2003 realignment	1.0	—
Third quarter 2002 realignment	0.1	1.5
2000 strategic realignment	0.1	0.7
Ardent merger and other	—	0.5

Total other merger and realignment charges	$1.2	$2.7

Total accrued merger, realignment and other charges	$53.0	$15.7

     The components of the Company’s net merger, realignment and other charges are outlined below.

Facility and Equipment Charges resulting from IBM Transaction

     As a result of the IBM Transaction (see Note F) the Company no longer required as much facility space and, accordingly, recorded charges and adjustments during 2002 and 2001 for facilities and equipment costs related to the Company’s vacant, or partially vacant, facilities. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the nine months ended September 30, 2003 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	September 30,
	2002	Payments	Adjustments	2003

Residual lease obligations and restoration costs	$13.0	$(5.2)	$1.1	$8.9

     The $8.9 million of residual lease obligations is comprised of $8.1 million of lease-related payments that the Company estimates it will make for each facility through the end of the corresponding lease term, net of rental payments from IBM or other sublessees, and $0.8 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs relate to facilities that the Company has exited or had plans to exit at September 30, 2003 and expire from 2003 through 2008.

     The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of September 30, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $2.5 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Facility, severance, and other accruals arising from the Mercator acquisition

     At the date of acquisition, Mercator had $10.5 million in “Accrued Merger, realignment, and other” costs which were assumed by the Company at fair value. This reserve was recorded by Mercator prior to the acquisition for certain costs related to partially occupied facilities.

     As a result of restructuring actions taken in connection with the Mercator acquisition, $33.7 million of merger related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of $17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $1.9 million related to the cost of canceling certain contractual commitments. The severance and related costs relate to approximately 159 of Mercator employees that will be terminated as a result of the acquisition. The Company expects, barring unforeseen circumstances, that substantially all of the severance and related costs will be paid out by the end of 2004. The $27.9 million in facility exit costs accrued at September 30, 2003 consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2012.

     The following table summarizes the accrual activity for the nine months ended September 30, 2003 (in millions).

	Accrual			Accrual
	Balance at			Balance at
	September 12,	Cash	Charges and	September 30,
	2003	Payments	Adjustments	2003

Residual lease obligations	$27.9	$(0.1)	$—	$27.8
Severance costs	14.4	(0.1)	—	14.3
Other exit costs	1.9	(0.4)	(0.7)	0.8

Total	$44.2	$(0.6)	$(0.7)	$42.9

     The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of September 30, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $20.7 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     During the three months ended September 30, 2003, the Company approved plans to realign its infrastructure by reducing its workforce as a result of the acquisition of Mercator. In addition the Company made adjustments to existing facility reserves. As part of the integration of Mercator 17 Ascential employees were terminated and a related charge of $1.1 million was recorded during the three months ended September 30, 2003.

     The Company also previously recorded various merger and realignment charges as a result of other actions initiated during 2001 and 2002, including the third quarter 2002 realignment, the 2000 strategic realignment, and the acquisition of Ardent Software, Inc. (“Ardent”) and other charges. The following table sets forth the activity related to those remaining balances occurring during the nine months ended September 30, 2003, the charge related to the 2003 realignment taken in the three months ended September 30, 2003, and the accrued balance remaining at September 30, 2003 (in millions):

				Accrual
	Accrual			Balance at
	Balance at	Cash	Charges and	September 30,
	December 31, 2002	Payments	Adjustments	2003

Severance and employment costs	$1.3	$(1.4)	$1.1	$1.0
Facility exit costs	1.2	(1.0)	(0.1)	0.1
Other exit costs	0.2	(0.1)	—	0.1

Total	$2.7	$(2.5)	1.0	$1.2

     The unpaid severance balance of $1.0 million as of September 30, 2003 is expected to be substantially paid by March 31, 2004 and relates primarily to bi-monthly severance payments for employees who have already been terminated or are expected to be terminated by the end of 2003. The $0.1 million in remaining facility exit costs at September 30, 2003 consists primarily of lease related payments on idle facilities with leases that expire at various dates through 2004.

Note H — Business Segments

     The Company operated under two segments that report to the Company’s Chief Executive Officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. As discussed in Note F, the Company completed the IBM Transaction during the third quarter of 2001. Accordingly, the Company derived no revenue from operations of the Informix Software segment after 2001 and the only remaining operating segment subsequent to the IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two operating businesses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating loss:
Ascential Software	$(4.0)	$(18.1)	$(7.9)	$(71.7)
Informix Software	(0.8)	(5.4)	(2.9)	(18.1)

Total Ascential Software Corporation	$(4.8)	$(23.5)	$(10.8)	$(89.8)

Income (loss) before income taxes:
Ascential Software	$(0.8)	$(14.9)	$1.6	$(59.2)
Informix Software	(0.8)	(6.8)	(2.9)	(8.8)

Total Ascential Software Corporation	$(1.6)	$(21.7)	$(1.3)	$(68.0)

     The operating loss for Informix Software for the three and nine months ended September 30, 2003 and 2002 relates principally to the costs of the settlement of disputes associated with the historical database operations, net of recoveries; adjustments to facility exit, severance and other reserves; and the general and administrative costs associated with consolidating the infrastructure of the database business into the Company infrastructure. In addition to these items, the loss before income taxes for Informix Software for the nine months ended September 30, 2002 includes $1.4 million in expense and $7.6 million in income, respectively, associated with an adjustment to the gain on the sale of the database business assets and for the nine months ended September 30, 2002 includes $3.1 million of income related to the proceeds received in connection with the favorable settlement of litigation. See Note F for discussion of these items.

     For the three and nine months ended and as of September 30, 2003 and 2002, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

     For the three and nine months ended September 30, 2003, no single customer accounted for greater than 10% of revenue. For the three months ended September 30, 2002, one customer accounted for 11% of revenue and for the nine months ended September 30, 2002, no single customer accounted for more than 10% of revenue.

Note I — Commitments and Contingencies

     Guarantees. The Company has adopted the disclosure and accounting provisions of FIN 45 which addresses the disclosure to be made by a guarantor in interim and annual financial statements about obligations under guarantees. The Company’s guarantees consist of contingent liabilities in connection with the assignment of a facility lease, indemnification agreements and standby letters of credit.

     In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $58.9 million. The Company assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997. The Company remains contingently liable for minimum lease payments under this lease.

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

     The Company is obligated to indemnify current and prior directors, officers and certain employees for various matters arising from their actions during the period they were employed or associated with the Company. The Company is paying the legal fees of some former officers, which payments are currently not expected to have a material adverse effect on the Company’s financial condition. The Company may be entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied. The Company’s indemnification obligations are defined by indemnification agreements and the Company’s charter and by-laws. The Company is insured for other costs and losses that could be incurred by virtue of its future indemnification obligations. In May 2002 the Company entered into a standby letter of credit that expires by May 2006 which guarantees a total of $0.7 million of potential tax payments related to certain payments made to one former officer of the Company. These potential tax payments, which have been fully reserved, relate to severance paid to this former officer in accordance with a change in control agreement that was triggered by the IBM Transaction (see Note F). Payment under the standby letter of credit may be due upon final determination of this tax liability.

     At September 30, 2003, the Company had issued a $2.5 million standby letter of credit to guarantee certain lease obligations pursuant to the lease between Mercator and the landlord of an office facility in Wilton, Connecticut. The letter of credit is automatically extended annually, but not beyond July 1, 2003.

     The Company was also required to enter into standby letters of credit to guarantee approximately $0.6 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from the Company’s bank if the Company defaulted on its lease payment obligations.

     In connection with its acquisition of Mercator, the Company assumed certain outstanding warrants previously issued by Mercator and convertible into Mercator common stock prior to the merger. Pursuant to the terms of the Merger Agreement and the respective warrant agreements, following the merger each holder of such Mercator warrants, other than warrants issued to Vector Capital II LP or otherwise exercised or deemed exercised prior to the merger, is generally entitled to receive, upon payment of the exercise price the merger consideration of $3.00 per share for each former share of Mercator common stock underlying the Mercator warrant. As of September 30, 2003, there were outstanding Mercator warrants representing 1,028,119 former shares of Mercator common stock, with exercise prices ranging from $4.00 per share to $8.98 per share, and other than warrants issued to Vector Capital II LP, exercisable for the merger. Pursuant to an agreement between Mercator and Vector Capital II LP, Vector had the right, for a seven business day period in October 2005, to surrender its warrant for 105,000 former shares of Mercator common stock to Mercator in exchange for payment of $500,000. On October 20, 2003 the warrants issued to Vector Capital II LP were sold, assigned and transferred to Mercator upon payment by Mercator to Vector of $430,000.

     The Company generally offers a 90 day warranty with respect to its products and indemnification with respect to infringement of third party intellectual property. Historically, the Company has recorded minimal costs related to warranties and indemnities.

Note J — Litigation

          On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was moved to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. On March 28, 2002 eNet30 declared bankruptcy. Subsequently, the Company has, subject to approval of the United States Bankruptcy and District Court for the District of Nevada, reached a settlement agreement whereby the parties will release their claims against one another and the Company will pay the sum of $325,000 to the bankruptcy estate of eNet30 .

     Prior to the completion of the Mercator acquisition, Anthony Kolton, a purported shareholder of Mercator, filed an action on August 19, 2003 against the Company, Merger Sub, Mercator and certain individual directors and officers of Mercator (the “Individual Defendants”) in the Court of Chancery for the State of Delaware. The complaint alleged, among other claims directed at the Individual Defendants, that the disclosures in the Schedule 14D-9 filed in connection with the Company’s tender offer were incomplete and inadequate. Kolton sought an order from the Court enjoining the offer. All defendants vigorously denied and continue to deny any liability whatsoever by reason of any of the matters contained in the complaint.

     On August 22, 2003, the parties to the Action entered into a Memorandum of Understanding (“MOU”) providing for settlement of the action following the making of certain additional disclosure by Mercator (which disclosure was included in an amended Schedule 14D-9 disseminated to Mercator stockholders). Pursuant to the MOU the defendants also agreed not to oppose Kolton’s request for attorneys’ fees not to exceed $150,000. On September 12, 2003, Ascential completed its acquisition of Mercator.

     On October 7, 2003, the Court entered an order certifying a class composed of all holders of common stock of Mercator and their successors in interest and transferees, immediate and remote, from August 2, 2003 through and including September 12, 2003, and excluding the defendants in the action, pursuant to a Stipulation of Settlement entered into by the parties to the Action, which also provides for the dismissal of the action with prejudice upon the terms and conditions stated therein. The Court has set a Settlement Hearing for November 24, 2003. As of November 6, 2003, no member of the Class has filed opposition to the settlement.

     On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants Mercator Software, Inc. (which was acquired by the Company on September 12, 2003), Ira Gerard, and then -directors of Mercator, Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleged , among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, asserted claims for breaches of fiduciary duty, gross negligence, breach of contract , and requested an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled by Mercator in 2002. On June 27, 2003, Mercator entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, Mercator agreed to adopt specific amendments to its Audit Committee Charter as well as Board orientation materials, and to keep them in effect, in substantially similar form, except as otherwise required by law, for a period of three years. Additionally, Mercator’s directors ‘ and officers ‘ liability insurance carrier agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $150,000. A hearing for final court approval was held on September 2, 2003 and the court entered its Order and Final Judgment following the hearing on September 2, 2003.

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

Note K — Business Combinations

     On August 2, 2003 , the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Greek Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), and Mercator, pursuant to which the Company, through Merger Sub, offered to purchase all of the outstanding common shares of Mercator (such shares, together with any associated preferred stock rights, the “Mercator Shares”) at a price per share of $3.00 in cash without interest thereon (the “Offer Price”), upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal (which together with any amendments or supplements thereto constitute the “Mercator offer”) distributed to Mercator’s stockholders on August 8, 2003.

     On September 12, 2003, the Company completed its acquisition of Mercator pursuant to the Merger Agreement. Following expiration of the Mercator Offer on September 11, 2003, Ascential accepted for payment the Mercator Shares tendered and exercised an option (the “Option”) granted to it by Mercator for 19.99% of the then outstanding common stock of Mercator at a price of $3 per share. As a result of the purchase of the Mercator Shares and the exercise of the Option, Ascential, through Merger Sub, owned more than 90% of the shares of Mercator. The Company acquired Mercator to broaden its enterprise data integration capabilities, increase the Company’s size and scale and leverage the increased customer base of the combined companies.

     On September 12, 2003, the Company effected a short form merger (the “Merger”) whereby Mercator was merged with and into Merger Sub, with Mercator surviving as a wholly owned subsidiary of the Company. In the Merger, each outstanding Mercator Share (other than (i) Shares owned by the Company, Merger Sub or their respective subsidiaries, and (ii) Mercator Shares that were held by stockholders, if any, who properly exercised their appraisal rights under the Delaware General Corporation Law (“DGCL”)), were converted into the right to receive $3.00 per share in cash, without interest thereon. In addition, all outstanding options to purchase Mercator Shares granted pursuant to the TSI International Software Ltd. 1993 Stock Option Plan, the 1996 Novera Software Inc. Stock Option Plan and the Mercator Software, Inc. 1998 Equity Incentive Plan (“Mercator options”) were converted into options to purchase shares of common stock of the Company, subject to certain adjustments.

     The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition. As of September 30, 2003, the Company had recognized approximately $109.2 million to acquire Mercator Shares, which consist of $98.0 million cash paid to acquire the outstanding Mercator Shares tendered and $11.2 million which is payable to acquire the remaining outstanding untendered Mercator Shares. At September 30, 2003 this liability was recorded in current liabilities and was subsequently paid in October 2003. In addition, the total purchase price includes $5.0 million for transaction costs, and $15.7 million for the fair value of options to purchase shares of common stock of Ascential exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase common stock of Ascential that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $1.9 million will be amortized to compensation expense over the remaining vesting period of the underlying options. The remaining $0.5 million will be offset against an accrual in the Merger reserve related to the acceleration of the vesting of certain options of employees when they are terminated.

     In purchase accounting, the net assets of Mercator have been adjusted to their fair market value and consolidated into the net assets of the Company. A summary of the purchase price for the Mercator acquisition is as follows (in millions):

Cash paid to acquire stock, net of cash acquired of $14.3 million	$83.7
Cash paid and accrued for transaction costs	5.0
Accrued amount payable for non-tendered shares	11.2
Fair value of stock options exchanged	13.4
Accrued merger related costs	33.7

Total	$147.0

The purchase price was allocated as follows:
Net liabilities assumed, net of cash acquired	$(40.3)
Deferred income taxes	3.1
Intangible assets:
Existing technology	7.0
Covenants not to compete	1.2
Customer relationships	7.0
Goodwill	167.0

Total intangible assets	182.2
In-process research and development	2.0

Total	$147.0

     Based on the preliminary allocation, the total purchase price exceeded the net assets acquired and liabilities assumed when adjusted to fair market value and resulted in goodwill of approximately $167.0 million. The Company anticipates that, barring unforeseen circumstances, none of the $182.2 million of intangible assets recorded in connection with the Mercator acquisition will be deductible for income tax purposes.

     As of the date of the closing of the Mercator acquisition, the Company became responsible for the then outstanding $8.2 million principal loan balance owed by Mercator to its lender pursuant to the terms and conditions of a term loan facility (the “Loan Agreement”). The Company repaid the entire loan balance prior to September 30, 2003. The acquisition of Mercator on September 12, 2003 constituted a change in control of Mercator, which was an event of default under the Loan Agreement. On September 18, 2003 the lender waived the event of default subject to payment of all amounts due under the Loan Agreement. During October 2003 the remaining fees and accrued interest related to this loan were paid and the Loan Agreement was terminated.

     The portion of the purchase price allocated to in-process research and development costs (“IPRD”) in the Mercator acquisition was $2.0 million, or approximately 1% of the purchase price. The remaining identified intangible assets acquired, including developed technology, customer relationships, and agreements not to compete between the Company and former Mercator executives, were assigned fair values based upon an appraisal and amounted to $15.2 million in the aggregate. The Company believes that these identified intangible assets have no residual value. Based upon a preliminary valuation, the existing technology and customer relationships are deemed to have a useful life of three to seven years and the covenant not to compete has a useful life of one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See Note B of these Notes to Consolidated Financial Statements).

     In connection with the Mercator acquisition, $33.7 million of merger related costs were recorded in purchase accounting as discussed further in Note G to these Unaudited Condensed Consolidated Financial Statements.

     The following table represents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2003 as if the acquisition of Mercator had occurred as of the beginning of the applicable period. The pro forma information excludes IPRD charges of $2.0 million in the three and nine months ended September 30, 2003 since it is considered a material nonrecurring charge. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Mercator been consolidated with the Company during the applicable periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net revenue	$59,366	$55,482	$179,639	$158,615
Net loss	(5,233)	(21,436)	(14,625)	(66,959)
Diluted net loss per share	(0.09)	(0.35)	(0.25)	(1.07)

     On April 3, 2002, the Company acquired Vality, a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects this acquisition to enable the Company to create a market leading offering that integrates data extraction, transformation, and loading (“ETL”), meta data management, and data quality and data cleansing technologies. As of September 30, 2003, the Company had paid the net amount of $95.6 million to acquire Vality, which consisted, of $91.4 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested stock options and $2.8 million for transaction costs, which is net of $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.4
Cash paid for transaction costs	4.2
Accrued amount payable to stockholders and option holders	0.1
Accrued merger costs	2.6

Total	$98.3

     The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(1.6)
Deferred income taxes	(1.9)
Intangible assets:
Existing technology	8.2
Covenant not to compete	0.3
Goodwill	92.1

Total intangible assets	100.6
In-process research and development	1.2

Total	$98.3

     The portion of the purchase price allocated to IPRD costs in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

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

     The excess of the Vality purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $92.9 million. The existing Vality technology is being amortized over three years and the covenant not to compete was amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See Note B). The Company anticipates that none of the $101.4 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality, uniqueness and performance capabilities of our products and technology; customer use of our products and technology; trends in performance and operating results; future growth of consulting, maintenance and education revenue; recognition of content management revenue; costs related to the content management business; effects of realignment activities on operating expenses and the composition of expected savings; completion of the AUTO project; general and administrative costs; completion of the acquisition and integration of Mercator Software, Inc.; investments in research and development, sales and marketing, product support, and property and equipment; sufficiency of Cash (as defined in this Quarterly Report on Form 10-Q) and short-term investments to meet working capital requirements and sufficiency of resources to fund repurchases of Common Stock. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

     Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise data integration solutions to the Global 2000 and other large organizations. We believe that our Enterprise Integration Suite, built upon a highly scalable platform, is the industry’s only solution available from a single vendor that addresses the full data integration life cycle, and turns corporate data into “Intelligent Information” - information that is reliable, relevant, and complete. Customers use the Ascential Enterprise Integration Suite to integrate and leverage data across virtually all transactional, operational, and analytical applications regardless of data sources, volumes, or latency.

     Ascential’s software enables organizations to leverage their incoming streams of raw data by identifying and supporting the primary steps involved in enterprise integration – data profiling, cleansing, collection, validation, organization, administration and delivery-all with unlimited scalability. Each of these steps is supported by Ascential’s complete, end-to-end data integration platform. The Ascential Enterprise Integration Suite comprises three core products supported by a platform of services for meta data management, parallel execution and complete connectivity. With the introduction of DataStage TX for complex, real-time data transformations and routing in September of 2003, Ascential now provides the most complete enterprise integration solution. We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on proven methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements. After the acquisition of Mercator Software, Inc. (“Mercator”) in September 2003, we support more than 3,000 customers in such industries as telecommunications, financial services, healthcare/life sciences, manufacturing, consumer goods, retail and government. We had 995 employees as of September 30, 2003.

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (See Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however, we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, costs associated with the termination of our database business are anticipated to continue to be a relatively insignificant amount during the fourth quarter of 2003 and in subsequent quarters.

     On September 12, 2003 we completed the acquisition of Mercator. The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 2, 2003, by and among us, our Greek Acquisition Corporation, a wholly owned Delaware subsidiary (“Merger Sub”) and Mercator. Pursuant to the Merger Agreement, we, through Merger Sub, commenced a tender offer for all outstanding shares of common stock, par value $0.01 per share, of Mercator at $3.00 per share in cash, without interest . Following expiration of the tender offer on September 11, 2003, we accepted for payment the shares of Mercator common stock tendered and exercised an option granted to us by Mercator for 19.99% of the then outstanding common stock of Mercator. As a result of the purchase of the tendered Mercator shares and the exercise of our option to purchase 19.99% of the then outstanding common stock of Mercator, we, through Merger Sub, owned more than 90% of the common stock of Mercator. Subsequent to September 30, 2003, substantially all remaining shares of Mercator have been tendered.

     On September 12, 2003, we effected a short form merger in which Mercator was merged with and into Merger Sub, with Mercator surviving as our wholly owned subsidiary and each outstanding share of Mercator common stock (other than (i) shares owned by us, Merger Sub or Mercator or their respective subsidiaries, and (ii) shares held by stockholders, if any, who properly exercised their appraisal rights under Delaware law), were converted into the right to receive $3.00 per share in cash, without interest. In addition, all outstanding options to purchase shares of Mercator common stock granted under the TSI International Software Ltd. 1993 Stock Option Plan, the 1996 Novera Software Inc. Stock Option Plan and the Mercator Software, Inc. 1997 Equity Incentive Plan were converted into options to purchase shares of our common stock of Ascential, subject to certain adjustments.

     The aggregate cash purchase price for all of the common stock of Mercator was approximately $94.9 million, net of cash acquired from Mercator (See Note K of Notes to the unaudited condensed consolidated financial statements). The results of operations of Mercator from September 12, 2003 to September 30, 2003, (the “Stub Period”) are included in our consolidated results of operations.

Products and Services

     Our products are designed to operate as part of our Enterprise Integration Suite or as stand-alone integration components. Our product functionality includes automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target; complex real-time data transformations and routing to quickly transform complex transaction file formats like EDI (Electronic Data Interchange) to enterprise application formats like XML for fast and seamless processing. Our products are supported by a comprehensive platform of integration services that deliver end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms our Enterprise Integration Suite. Our Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. Our customers can deploy the complete Enterprise Integration Suite to address the entire enterprise data integration life cycle, or use the suite’s individual integration products as needed in support of more limited scope implementation requirements. In June 2002, in an effort to focus sales on our enterprise data integration products, we exited our content management product line that included our Media360 and i.Reach products.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition; allowance for doubtful accounts; capitalization of software development costs; business combinations; goodwill and intangible assets; income taxes; merger, realignment and other charges. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2003.

RESULTS OF OPERATIONS

     The discussion and analysis of our results of operations for the three and nine months ended September 30, 2003 is structured to take into account the sale of the database business assets during the third quarter of 2001. References to “Ascential Software” in this report refer to our existing enterprise data integration business; references to “Informix Software” refer to our legacy database business, the assets of which were sold to IBM in the IBM Transaction and references to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis. During 2003 and 2002, we continued to incur ongoing transitional costs associated with the database business. Therefore, we believe that comparisons of total expenses for the three and nine months ended September 30, 2003 and 2002 are not meaningful. Accordingly, the discussion and analysis of our results of operations is organized as follows:

I.	Revenue — Ascential Software Corporation

Discussion and analysis of revenue for Ascential Software Corporation for the three and nine months ended September 30, 2003 as compared to the corresponding periods in 2002, including: (1) a table of revenues by type; and (2) a discussion and analysis of sources of revenue.

II.	Costs and Expenses — Ascential Software and Informix Software

Discussion and analysis of costs and expenses, including: (1) a table of expenses by type for Ascential Software and Informix Software for the three and nine months ended September 30, 2003 and 2002; (2) a discussion and analysis of Ascential Software costs and expenses for the three and nine months ended September 30, 2003 as compared to the corresponding periods in 2002; and (3) a description of the costs associated with Informix Software for the three and nine months ended September 30, 2003 and 2002.

III.	Other Income (Expense) — Ascential Software Corporation

Discussion and analysis of other income (expense) of Ascential Software Corporation for the three and nine months ended September 30, 2003 and 2002.

IV.	Income Taxes — Ascential Software Corporation

Discussion and analysis of income taxes of Ascential Software Corporation for the three and nine months ended September 30, 2003 and 2002.

V.	Other Items

Information recommended by the American Electronics Association for technology companies to voluntarily expand disclosure relating to stock compensation.

I.     Revenue — Ascential Software Corporation

     The following table and discussion compares the revenues by product type for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Licenses revenue:
Enterprise data integration	$22.4	$14.9	$62.5	$40.7
Content management	—	—	—	0.1

Total licenses revenue	22.4	14.9	62.5	40.8

Maintenance revenue:
Enterprise data integration	12.9	8.3	32.8	20.6
Content management	—	0.2	0.2	0.8

Total maintenance revenue	12.9	8.5	33.0	21.4

Consulting and training revenue:
Enterprise data integration	10.6	6.8	25.6	16.3
Content management	—	—	—	0.5

Total consulting and training revenue	10.6	6.8	25.6	16.8

Total services revenue:
Enterprise data integration	23.5	15.1	58.4	36.9
Content management	—	0.2	0.2	1.3

Total services revenue	23.5	15.3	58.6	38.2

Total revenue:
Enterprise data integration	45.9	30.1	120.9	77.6
Content management	—	0.2	0.2	1.4

Total revenue	$45.9	$30.2	$121.1	$79.0

     License revenue. License revenue for the three months ended September 30, 2003 increased $7.5 million or 50% to $22.4 million from $14.9 million for the same period in 2002. License revenue from Mercator products during the Stub Period contributed $2.2 million to the increase. The remaining $5.3 million, or 36% increase was caused by increases in both price and volume of Ascential enterprise data integration products, other than Mercator product sales during the Stub Period. More than 95% of the license revenue in both periods presented was generated by transactions greater than $25,000. The number of such transactions increased 7% from the third quarter of 2002 to the third quarter of 2003. This increase in volume resulted from improved sales force productivity on a worldwide basis driven principally by an increase in number of license transactions sold directly to end user customers. The average selling price of licensed products in transactions greater than $25,000 increased 29% from the third quarter of 2002 to the third quarter of 2003. This increase in average selling price was caused by one domestic license transaction in the third quarter of 2003 that represented 11% of our license revenue as well as increases in list prices during 2002 and 2003 resulting from (1) an expanded product offering following the addition of products and technology acquired from Torrent Systems Inc. (“Torrent”), Vality Technology Incorporated (“Vality”) and Metagenix, Inc. that were integrated into our Enterprise Integration Suite, and (2) the release of enhancements to existing products and new products during the second half of 2002 and the third quarter of 2003.

     License revenue for the nine months ended September 30, 2003 increased 53% to $62.5 million from $40.8 million for the same period in 2002. This $21.7 million increase consists of $2.2 million in the third quarter of 2003 from license revenue associated with Mercator products during the Stub Period with the remaining $19.5 million or 48% increase caused by increases in price and volume of Ascential enterprise data integration products, other than Mercator products sold during the Stub Period. More than 95% of the license revenue in both periods presented was generated by transactions greater than $25,000; and the number of such transactions increased 23% from the first nine months of 2002 to the first nine months of 2003. This increase in volume resulted from improved sales force productivity on a worldwide basis driven by both increases in transactions sold directly to end user customers as well as those sold through and influenced by our partners. The average selling price of licensed products in license transactions greater than $25,000 increased 25% from the first nine months of 2002 to the first nine months of 2003. This increase in average selling price was due to increases in list prices that occurred during 2002 and 2003 resulting from an expanded product offering as described above as well as three license transactions in the nine months ended September 30, 2003 that together represented 13% of our license revenue during that period.

     Service revenue. Service revenue consists of maintenance, consulting and training revenue. Service revenue for the three months ended September 30, 2003 increased 54% to $23.5 million from $15.3 million for the same period in 2002. Maintenance revenue increased by $4.4 million, or 52%, to $12.9 million in the third quarter of 2003 from $8.5 million for the same period in 2002. The increase in maintenance revenue was positively impacted by $1.9 million of revenue from the sale of Mercator products during the Stub Period. The remaining increase of $2.5 million or 29% resulted from an increase in the installed base of users of our enterprise data integration product offerings (other than the Mercator products) and corresponds with the 36% increase in license revenue, excluding Mercator license revenue during the Stub Period, from the third quarter of 2002 to the third quarter of 2003. These increases were offset by a $0.2 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002. Revenue derived from consulting and training increased $3.8 million, or 56%, to $10.6 million in the third quarter of 2003 from $6.8 million in the same period of 2002. This increase in consulting and training revenue is attributable to an increase in volume and average size of consulting engagements in Europe impacted by two large consulting engagements during the quarter. There was also an increase in the average revenue per consulting engagement in North America. Additionally, there was a $0.8 million contribution from consulting revenue associated with Mercator products during the Stub Period.

     Services revenue for the nine months ended September 30, 2003 increased 53% to $58.6 million from $38.2 million for the same period in 2002. Maintenance revenue increased by $11.6 million, or 54%, to $33.0 million in the first nine months of 2003 from $21.4 million for the same period in 2002. The increase in maintenance revenue includes a $1.9 million contribution from Mercator maintenance during the Stub Period. The remaining increase of $9.7 million or 45% is attributable to the growing installed base of customers and corresponds with the 48% increase in license revenue, excluding license revenue from Mercator products during the Stub Period, over the same period. This increase was offset by a $0.6 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002. Revenue derived from consulting and training increased $8.8 million, or 52%, to $25.6 million in the first nine months of 2003 from $16.8 million in the same period of 2002. The increase in consulting and training revenue is attributable to an increase in volume of and average size of consulting engagements, principally in North America and Europe, associated with the increased penetration of those geographic areas and the expansion of our product offering as discussed above. Additionally, there were two large consulting engagements in Europe during the second and third quarters of 2003 that contributed to the growth. The increase is net of a $0.5 million decline in consulting and training revenue from content management products. We expect that future growth of consulting, maintenance and education revenue, barring unforeseen circumstances, will be largely dependent on the growth of license revenue.

     Service revenue for the nine months ended September 30, 2003 includes $0.2 million of revenue associated with the content management product line. We do not expect to recognize any more content management revenue, barring unforeseen circumstances.

     Total Revenue. For the three and nine months ended September 30, 2003 no single customer accounted for greater than 10% of total revenue. For the three months ended September 30, 2002 one customer accounted for 11% of total revenue and for the nine months ended September 30, 2002, no single customer accounted for more than 10% of total revenue.

II.     Costs and Expenses — Ascential Software and Informix Software

     The following table and discussion compares the costs and expenses for the businesses of Ascential Software and Informix Software for the three and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Ascential Software
Cost of licenses	$3.9	$3.7	$10.8	$13.9
Cost of services	10.3	9.0	26.4	25.6
Sales and marketing	19.5	18.3	53.1	57.2
Research and development	6.8	6.2	17.7	19.3
General and administrative	6.3	6.3	17.9	21.8
Merger, realignment and other charges	1.1	4.8	1.1	11.6
In-process research and development	2.0	—	2.0	1.2

Total costs and expenses	$49.9	$48.3	$129.0	$150.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Informix Software
Cost of licenses	$—	$—	$—	$0.8
Cost of services	—	—	—	—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	0.2	2.5	1.9	9.5
Merger, realignment and other charges	0.6	2.9	1.0	7.8

Total costs and expenses	$0.8	$5.4	$2.9	$18.1

Ascential Software Corporation
Cost of licenses	$3.9	$3.7	$10.8	$14.7
Cost of services	10.3	9.0	26.4	25.6
Sales and marketing	19.5	18.3	53.1	57.2
Research and development	6.8	6.2	17.7	19.3
General and administrative	6.5	8.8	19.8	31.3
Merger, realignment and other charges	1.7	7.7	2.1	19.4
In-process research and development	2.0	—	2.0	1.2

Total costs and expenses	$50.7	$53.7	$131.9	$168.7

Ascential Software – Costs and expenses

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized or acquired software development costs and previously capitalized software that was written off, (2) third-party royalties, and (3) distribution and manufacturing personnel costs. During the three months ended September 30, 2003, cost of licenses increased $0.2 million, or 5%, to $3.9 million from $3.7 million in the same period of 2002. This increase is principally the result of additional amortization of capitalized software as a result of the completion of a project and the release of a new product during the third quarter of 2003 as well as $0.1 million in amortization related to the $7.0 million value assigned to developed technology acquired through the Mercator acquisition.

     During the nine months ended September 30, 2003, cost of licenses decreased $3.1 million, or 23%, to $10.8 million from $13.9 million in the same period of 2002. This decrease was the result of multiple factors. First, amortization costs decreased by $3.9 million consisting of a decline of $5.2 million in asset impairment costs related principally to the write off of content management and Axielle capitalized software following the termination of those product lines in the second quarter of 2002. This decline in amortization was partially offset by $0.4 million increase in amortization of capitalized software development costs associated with enterprise data integration products and a $0.9 million increase in amortization principally related to developed technology acquired through the Vality and Mercator acquisitions. The Vality acquisition did not occur until the second quarter of 2002. As a result, we began to recognize amortization expense related to the Vality developed technology in the second quarter of 2002. The Mercator acquisition occurred in the third quarter of 2003 and, accordingly, we began to recognize amortization expense in the Stub Period. Second, third-party royalties increased $0.7 million due principally to an additional $0.4 million during the first nine months of 2003 in amortization of prepaid license royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft, Inc; the first six months of 2002 included a net credit of royalty costs recorded in connection with that settlement. Third, distribution costs increased $0.1 million due, in part, to the increase in license transactions.

     Cost of services. Cost of services consists of maintenance, consulting and training personnel expenses and third-party subcontracting costs. Cost of services for the three months ended September 30, 2003 increased 14%, or $1.3 million, to $10.3 million from $9.0 million in the same period of 2002. This increase consists of a $1.1 million increase in costs related to Mercator operations for the Stub Period and an increase of $0.9 million in subcontracting, commission and travel costs associated with generating $5.7 million in additional enterprise data integration revenue, excluding the $2.7 million of service revenue associated with Mercator products during the Stub Period. These increases in costs were offset by a $0.7 million decline in costs associated with the content management business that was held for sale during the first quarter of 2002 and terminated at the end of the second quarter of 2002. Cost of services for the nine months ended September 30, 2003 increased 3%, or $0.8 million, to $26.4 million from $25.6 million in the same period of 2002. This increase consists of $1.1 million in costs associated with Mercator operations for the Stub Period and $2.9 million in additional costs, principally third-party subcontracting, commissions and travel, associated with generating $8.5 million in additional enterprise data integration consulting and training revenue, excluding the $0.8 million of consulting and training revenue associated with Mercator products generated during the Stub Period. These increases were offset by a $3.2 million decline in costs associated with the content management business. Although there was only $0.2 million and $1.3 million in associated content management service revenue in the third quarter and first nine months of 2002, respectively, the completion of certain engagements required the additional use of third party subcontractors. Additionally, we attempted to keep the base of technical employees intact during the process of seeking a buyer for the content management business in the first and most of the second quarter of 2002 although revenue opportunities had decreased in response to the announcement that the business was for sale. The following table depicts the trend in service margins for the three and nine months ended September 30, 2003 and 2002, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Ascential Software
Maintenance margin	81%	77%	82%	71%
Consulting and training margin	26%	(4%)	20%	(16%)
Total service margin	56%	41%	55%	33%

     The total services margin, including the results of operations of Mercator subsequent to September 12, 2003 increased to 56% for the third quarter of 2003 and 55% for the first nine months of 2003 from 41% and 33% during the same period of 2002, respectively, due to substantial improvements in both maintenance and consulting and training margins during that period. The improvement in our maintenance margin is a result of our ability to increase maintenance revenue by $4.4 million in the comparative three month periods and $11.6 million in the comparative nine month periods with only a minimal increase in headcount prior to the increase associated with those Mercator employees who became Ascential employees in connection with the acquisition during the third quarter of 2003. We have accomplished this by leveraging our technical support personnel as well as our on-line support website in providing customer support. The improvement in consulting and training margins is a result of the termination of the loss-generating content management business, as described above, as well as an increase in enterprise data integration consulting engagements that enabled improved utilization of our enterprise data integration consultants.

     Cost of services for the nine months ended September 30, 2003 includes $0.2 million of costs associated with the content management business. We anticipate that, barring unforeseen circumstances, we will not incur additional costs related to this business.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the three months ended September 30, 2003 increased 7%, or $1.2 million, to $19.5 million from $18.3 million for the same period in 2002. This is due principally to $1.3 million of Stub Period operating costs associated with the Mercator operations subsequent to the acquisition date as well as $0.7 million of transition costs associated with Mercator selling and marketing activities relating primarily to performance based incentive bonuses for Mercator employees who joined the Company. There was also amortization of $0.1 million relating to the $7.0 million assigned to customer relationships in connection with the Mercator acquisition. These increases were mitigated by a decline of $0.9 million, or 5% due to an 18% reduction in sales and marketing headcount from September 30, 2002 to September 30, 2003, excluding the impact of the Mercator acquisition, resulting in savings in salary, fringe, overhead and travel costs, offset by an increase in commissions of $0.5 million associated with the improved revenue over the same period.

     Sales and marketing expenses for the nine months ended September 30, 2003 decreased 7%, or $4.1 million, to $53.1 million from $57.2 million for the same period of 2002. This decrease is primarily due to an 18% reduction in sales and marketing headcount between September 30, 2002 and September 30, 2003, excluding the impact of the Mercator acquisition, resulting in a reduction in salary, fringe, travel and certain overhead costs. These declines were offset by the total of $2.0 million in Mercator costs discussed above as well as additional commissions associated with the improved revenue over the same period. Although headcount was reduced from the previous year, our focus was also to realign headcount to those regions with more revenue growth potential and to improve the productivity of our sales force.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. Research and development expenses for the three months ended September 30, 2003 increased 10% or $0.6 million, to $6.8 million from $6.2 million for the same three months in 2002. This increase is a result of a total of $1.3 million in costs relating to Mercator operations during the Stub Period, including $0.3 million of transition costs related primarily to performance based incentive bonuses for Mercator research and development employees who joined the Company. The remaining decline of $0.7 million or 11% is principally a result of a 7% decline in headcount from September 30, 2002 to September 30, 2003, excluding the impact of the Mercator acquisition, declines in depreciation and rent costs and a $0.2 million decline in content management research and development costs after the termination of that product line in the second quarter of 2002.

     Research and development expenses for the nine months ended September 30, 2003 decreased 8% or $1.6 million, to $17.7 million from $19.3 million for the same nine months in 2002. This is a result of the elimination of research and development activities associated with the content management product line that totaled $3.1 million in costs in the first nine months of 2002. During the first quarter of 2002, we were seeking a buyer for this technology and, until the product line was terminated at the end of the second quarter of 2002, we continued to incur costs in order to maintain the technical personnel base associated with the product line. This decline in costs was partially offset by the additional $1.3 million in costs related to Mercator operations during the Stub Period, discussed above.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the three months ended September 30, 2003 general and administrative expenses remained flat at $6.3 million when compared to the same period during the previous year. The third quarter of 2003 includes a total of $0.9 million in costs associated with the Mercator operations, including $0.2 million in transition costs relating primarily to performance-based incentive bonuses for Mercator employees who joined Ascential. This increase was offset by $0.3 million reduction in legal costs following the settlement of an outstanding matter during the second quarter of 2003 and a $0.6 million decline in bad debt expense as a result of improvements in the accounts receivable aging. There was also $0.1 million of amortization relating to $1.2 million of purchase price assigned to a covenant not to compete associated with the Mercator acquisition. This amortization was offset by a reduction of $0.1 million in amortization of a covenant not to compete associated with the acquisition of Vality that is now fully amortized. The Company reduces accounts receivable, and corresponding deferred revenue, for unpaid customer balances on certain service agreements billed during the quarter but attributable to future periods.

     During the nine months ended September 30, 2003 general and administrative expenses decreased 18% or $3.9 million, to $17.9 million from $21.8 million for the same nine months in 2002. Bad debt expense decreased $2.7 million as a result of improvement in the aging of accounts receivable balances. Personnel and related costs declined $1.7 million as a result of headcount reductions and reduced use of subcontractors and temporary staff. Facilities, infrastructure and other miscellaneous costs declined $1.3 million as a result of the closure of locations and other cost cutting efforts. Audit and tax professional service fees declined $0.7 million after the completion of the integration of the former Informix west coast and our east coast finance departments following the IBM Transaction. These declines were offset by a $1.6 million increase in legal costs relating to defense of claims and other matters, and a $0.9 increase associated with Mercator operations as described above.

     Merger, realignment and other charges. During the three and nine months ended September 30, 2003 we recorded $1.1 million in merger realignment and other charges. This amount includes $1.1 million of severance to terminate 17 employees in connection with the consolidation of our offices following the Mercator acquisition. We anticipate, barring unforeseen circumstances, that the realignment activities undertaken during the third quarter of 2003 will reduce operating expenses by approximately $2.2 million on an annualized basis when completed. This expected savings is principally selling and marketing expenses. We estimate that all of the savings will be cash savings. We may record future “Merger, realignment and other charges” as we continue to assess the appropriate size of our infrastructure.

     During the three months ended September 30, 2002, we recorded $4.8 million of restructuring costs. The $4.8 million charge included $4.3 million to realign our infrastructure with demand for our products and $0.5 million related to the termination of our content management product line. This $4.8 million charge consisted of $4.5 million of severance to terminate 111 employees and $0.3 million of other exit costs.

     During the nine months ended September 30, 2002, we recorded $12.0 million of realignment costs, partially offset by the reversal of $0.4 million of previously recorded severance reserves, resulting in a net charge of $11.6 million for the nine months ended June 30, 2002. The $12.0 million charge includes $3.3 million of costs associated with the termination of the content management product line including $1.9 million of severance costs to terminate 44 employees, $0.8 million in impairment charges for computer equipment, $0.4 million of professional fees incurred in an attempt to sell the product line and $0.2 million of other costs. We also recorded $4.1 million in realignment costs primarily relating to the integration of Vality with our existing operations consisting of $4.0 million of severance and related costs associated with the termination of 91 of our employees and $0.1 million in other exit costs. Lastly, we recorded a total of $4.6 million in costs to realign our infrastructure with demand for our products including $4.0 million in severance to terminate 111 employees, $0.3 million of office closure costs and $0.3 million of other exit costs.

     Write-off of acquired in-process research and development. In connection with the Mercator acquisition in September 2003, we recorded a charge of $2.0 million, or approximately 1% of the $147.0 million in total purchase price, for IPRD. The value allocated to the project identified as IPRD was charged to operations during the three months ended September 30, 2003.

     At the acquisition date, Mercator’s in-process project was Release 6.8 of the Mercator Inside Integrator Software product. At the date of the acquisition, IPRD was approximately 37% complete, based upon costs expended to date and estimated costs to complete the project. Mercator had incurred approximately $3.5 million in expenses related to this project at the date of the acquisition. The key features of release 6.8 include multiple event server functionality, enhanced support for standard XML data and support for the latest 64-bit hardware, operating systems and application software.

     As of the Mercator acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 500 basis points. The resulting cash flows attributable to the IPRD was discounted at a discount rate of 15.0%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforseen circumstances, substantially all of the features of Release 6.8 of the Mercator Inside Integrator Software project are expected to be completed in the second quarter of 2004. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

     In connection with the Vality acquisition in April 2002, we recorded a charge of $1.2 million, or approximately 1% of the $96.0 million in total consideration and liabilities assumed, for IPRD costs. The value allocated to the projects identified as IPRD was charged to operations during the three months ended June 30, 2002.

     At the acquisition date, Vality’s in-process projects were WAVE, IRT and AUTO. As of the Vality acquisition date, WAVE, IRT and AUTO technologies had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

     The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The discount rate used for IPRD ranged from 40 to 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses and income taxes from such acquired technology. With the exception of the AUTO project, the projects identified as IPRD were completed as scheduled during 2002. The AUTO project is expected to be complete in the fourth quarter of 2003, barring unforeseen circumstances.

Informix Software — Costs and Expenses

     General and administrative expenses. During the three months ended September 30, 2003 general and administrative costs for Informix Software were $0.2 million and were comprised of $0.9 million of costs associated with the settlement of outstanding legal disputes and legal costs associated with the settlement of disputes related to the historical database operations and $0.6 in administrative and liquidation costs related to the maintenance and closure of idle entities. These costs were offset by $1.3 million in reductions to expense related to the reversal of accruals for estimated database liabilities that were no longer required. In the nine months ended September 30, 2003 general and administrative costs for Informix Software totaled $1.9 million. These costs consist principally of $2.4 million in legal expenses associated with the litigation and settlement of disputes associated with the historical database operations and $0.8 million of administrative and liquidation costs associated with the closure of subsidiaries and transitioning personnel. These costs were offset by $1.3 million in reductions to expense related to the reversal of accruals for estimated database liabilities that were no longer required. Barring unforeseen circumstances, general and administrative costs are expected to be less than $0.5 million in the fourth quarter of 2003.

     During the three months ended September 30, 2002, we incurred $2.5 million of costs associated with the termination of the database business that was sold to IBM in the IBM transaction. These costs were comprised of $0.6 million for legal defense and settlement costs related to the settlement of disputes associated with the historical database operations, $0.8 million for information technology costs resulting from the separation of the business, $0.5 million for depreciation on exited facilities and $0.6 million of administrative costs related to the maintenance and closure of idle entities. During the nine months ended September 30, 2002, we incurred $10.3 million of net costs associated with Informix Software, including $0.8 million of cost of licenses. These costs were comprised of $7.7 million of administrative costs related to the maintenance and closure of its idle entities and other costs, including retention bonuses paid to terminated employees, related to closing the operations of the general and administrative groups located in our prior corporate headquarters that were relocated to Westborough, Massachusetts, $4.1 million for legal defense and settlement costs related to the settlement of disputes associated with Informix Software, $0.8 million for information technology costs resulting from the separation of the business and $0.5 million for depreciation on exited facilities. The costs incurred during the nine months were offset by the reversal of a $2.8 million accrual for litigation due to a favorable resolution during the second quarter of 2002.

     Merger, realignment and other charges. Realignment charges totaling $0.6 million in the three months ended September 30, 2003 and $1.0 million in the nine months ended September 30, 2003 consist entirely of adjustments to facility reserves to reflect updated estimates of remaining obligations on vacated facilities, net of anticipated sublease income.

     During the three months ended September 30, 2002, we recorded $2.9 million of merger, realignment and other costs associated with the termination of the database business. These costs consisted of $2.7 million to write off abandoned fixed assets primarily at vacated facilities, $0.7 million in adjustments to facility closure reserves to reflect the current estimates of remaining obligations on vacated facilities and negotiated exit costs partially offset by the reversal of a reserve of $0.5 million for a deposit on a leased facility that was refunded in full. During the nine months ended September 30, 2002, we recorded $7.8 million in merger, realignment and other costs associated with the termination of the database business. This amount consists of $4.1 million in adjustments to facility reserves to reflect the current estimated remaining obligations on vacated facilities, net of estimated sublease income, $2.7 million to write off abandoned fixed assets, primarily at vacated facilities, $1.6 million of severance costs, $0.2 million of other exit costs and a $0.3 million reversal of reserves previously recorded for costs associated with exiting facilities due to revised assumptions used in exit costs calculations and a $0.5 million for a deposit on a leased facility that was refunded in full.

III. Other Income (Expense) — Ascential Software Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Interest income	$2.7	$4.1	$8.9	$15.6
Interest expense	(0.1)	—	(0.1)	(0.1)
Gain on sale of database business	—	(1.4)	—	6.2
Other income (expense), net	0.6	(0.9)	0.7	0.1

     Interest income. Interest income for the three and nine months ended September 30, 2003 decreased by $1.4 million, or 34%, and $6.7 million, or 43%, respectively, to $2.7 million for the three months ended September 30, 2003 and $8.9 million for the nine months ended

September 30, 2003. This decrease is principally attributable to two factors. First, the third quarter and first nine months of 2002 included $1.5 million and $4.5 million, respectively, of interest on the IBM Holdback (see Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). The IBM Holdback was paid in full in January 2003, therefore the related interest income, which accrued at a rate of 6% per annum, ceased. Second, the year to date composite rate of return on cash and investments has declined by approximately 30 basis points as a result of the general economic environment and prevailing interest rates.

     Interest expense. Interest expense for the three and nine months ended September 30, 2003 relates principally to the outstanding Mercator loan agreement for which the Company became responsible as a consequence of the Mercator acquisition (the “Mercator Loan Agreement“). The principal balance under the Mercator Loan Agreement was repaid by September 30, 2003 and therefore will not recur in subsequent quarters.

     Adjustment to gain on sale of database business. During the quarter ended September 30, 2001, we completed the sale of the assets of our database business to IBM. In connection with this sale, a gain of $865.7 million was recorded during the year ended December 31, 2001. During the six months ended June 30, 2002, the final audit of the working capital transferred to IBM was completed and we received the final working capital settlement from IBM (See Note F of the Notes to Unaudited Condensed Consolidated Financial Statements). This resulted in an increase to the gain of $7.3 million. We also recorded an additional gain of $0.3 million primarily due to a decrease in the amount of long-term assets sold to IBM. During the third quarter of 2002, we recorded a reduction to the gain of $1.4 million, including $0.9 for administrative and professional fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and a $0.5 million adjustment to the segmentation of accounts receivable transferred to IBM as a part of the sale of months ended September 30, 2002. There were no such adjustments to the gain during the three or nine months ended September 30, 2003 to the database business. The net amount of $6.2 million is included as a component of other income (expense) in the income statement for the nine.

     Other income, net. Other income, net, for the three months ended September 30, 2003 consists of approximately $0.8 million of realized gains on investments, offset by $0.2 million of foreign currency losses, principally related to the revaluation of forward foreign currency contracts. Other income, net, for the three months ended September 30, 2002 was a loss of $0.9 million consisting principally of net foreign currency losses related to the revaluation of the balance sheets of foreign subsidiaries, primarily in Argentina, Brazil and Mexico, whose functional currencies are the U. S. Dollar due to the hyperinflationary nature of the currency of those countries.

     Other income, net, for the nine months ended September 30, 2003 consists of $1.5 million in gains realized on investments offset by $0.8 million in foreign exchange losses. Other income, net, for the nine months ended September 30, 2002 is comprised of $3.0 in litigation related income related to the proceeds received in connection with the favorable outcome of litigation during the second quarter and $2.9 million of foreign exchange losses related to the revaluation of forward foreign currency contracts and the revaluation of the balance sheets of foreign subsidiaries as described above. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations. As these subsidiaries become substantially liquidated, the translation adjustment that has accumulated on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

IV.     Income Taxes — Ascential Software Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Income (loss) before income taxes	$(1.6)	$(21.7)	$(1.3)	$(68.0)
Income tax expense (benefit)	0.1	(5.4)	0.2	(14.6)
Effective tax rate	6%	(25)%	15%	(21)%

     For the three and nine months ended September 30, 2003, a tax provision has been recorded on a loss as a result of the nondeductible charge for purchased IPRD of $2.0 million recorded in the third quarter of 2003 related to the Mercator Acquisition. Adjusting for this charge, the effective rate would have been 30% for both the three and nine month periods. This rate is lower than the U.S. statutory rate of approximately 40% due to the impact of utilization of tax credits and carry forwards. The effective tax rate for the three and nine months ended September 30, 2002 was lower than the statutory rate due to the impact of the U.S. alternative minimum tax and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

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

Option Plans

     In February 1989, we adopted the 1989 Outside Directors Stock Option Plan (as amended, “1989 Plan”). Pursuant to the 1989 Plan, non-employee directors are automatically granted options to purchase 20,000 shares upon election to the Board of Directors and options to purchase 15,000 shares annually thereafter. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director.

     In March 1994, we adopted the 1994 Stock Option and Award Plan (as amended, “1994 Plan”). Incentive stock options, nonqualified stock options, restricted stock awards, or a combination thereof, can be granted to employees at not less than the fair market value on the date of grant and generally vest over four years. The Compensation Committee of our Board of Directors may grant awards, provided that, during any fiscal year, no participant shall receive stock options exercisable for more than 500,000 shares of Common Stock. In addition, no more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the Compensation Committee may grant options exercisable for up to 1,000,000 shares of Common Stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer.

     In July 1997, we adopted the 1997 Non-Statutory Stock Option Plan, authorizing the grant of non-statutory stock options to employees and consultants. The terms of each option are determined by the Board of Directors or a committee delegated such duties by the Board of Directors.

     In July 1998, we adopted the 1998 Non-Statutory Stock Option and Award Plan (as amended, “1998 Plan”). Options and restricted stock awards can be granted to employees and consultants with terms designated by the Board of Directors or a committee delegated such duties by the Board of Directors. No more than 20% of the maximum number of shares authorized for issuance under the 1998 Plan may be issued pursuant to restricted stock awards.

     As a result of our acquisition of Mercator in September 2003, we assumed all stock options of Mercator that were outstanding at the time of the acquisition. Each Mercator stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years, expiring ten years from the date of grant, with the exception of certain vesting that accelerated as a consequence of the change of control of Mercator. In connection with the acquisition, each option became exercisable for 0.1795 shares of Common Stock for each share of Mercator common stock, and the exercise price was adjusted by dividing the original exercise price by 0.1795.

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

     Distribution and Dilutive Effect of Options to Executive Officers

     The following table summarizes employee and executive stock option grants as of and for the nine months ended September 30, 2003, as of and for the year ended December 31, 2002, and as of December 31, 2001, respectively

	September 30, 2003	December 31, 2002	December 31, 2001

New grants during the period as a % of outstanding shares	2.9%	4.1%	2.9%
Grants to executive officers during the period as a % of total options granted	0.0%	37.4%	28.6%
Grants to executive officers during the period as a % of outstanding shares	0.0%	1.5%	.8%
Cumulative options held by executive officers as a % of total options outstanding	25.2%	34.3%	15.0%

     General Stock Option Information

     Following is a summary of activity for all stock option plans for the year ended December 31, 2002 and the nine months ended September 30, 2003:

		Number of
	Shares Available	Shares Underlying	Weighted-Average
	for Options	Outstanding Options	Exercise Price

December 31, 2001	1,522,962	10,532,038	$22.64
Options granted	(2,392,498)	2,392,498	11.08
Options exercised	—	(147,670)	8.40
Options canceled	4,776,043	(5,576,872)	24.72
Additional Shares Reserved	1,250,000	—	—

December 31, 2002	5,156,507	7,199,994	17.48
Options assumed	—	1,832,760	23.34
Options granted	(1,686,449)	1,686,449	15.64
Options exercised	—	(654,715)	9.49
Options canceled	189,666	(251,386)	14.39
Additional Shares Reserved	5,500,000	—	—

September 30, 2003	9,159,724	9,813,102	$18.87

     In-the-Money and Out-of – the-Money Option Information as of September 30, 2003

	Exercisable		Unexercisable		Total

		Weighted Avg.		Weighted Avg.		Weighted Avg.
As of September 30, 2003	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

In-the-Money (1)	2,261,891	$11.36	3,436,553	$12.17	5,698,444	$11.85
Out-of-the-Money (1)	3,119,454	$30.92	995,204	$21.29	4,114,658	$28.59
Total Options Outstanding	5,381,345	$22.70	4,431,757	$14.22	9,813,102	$18.87

(1)	For purposes of this table, In-the-Money options are those options with an exercise price less than the closing price of $18.53 on September 30, 2003. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $18.53 as of September 30, 2003.

     Option Grants to Executive Officers During the Nine Months Ended September 30, 2003

     We did not grant any options to our executive officers during the nine months ended September 30, 2003.

     Aggregated Option Exercises by Executive Officers during the Nine Months Ended September 30, 2003 and Option Values as of September 30, 2003

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the nine months ended September 30, 2003 and stock options held as of September 30, 2003 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			September 30, 2003		September 30, 2003 (1)

	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter Gyenes	—	—	864,223	653,803	$2,521,911	$4,155,499
Peter Fiore	—	—	344,165	283,856	$608,565	$1,378,300
Robert C. McBride	—	—	59,634	127,866	$266,151	$826,724
Scott N. Semel	—	—	29,296	108,204	$173,465	$837,597

(1)	Based on the closing sales price of $18.53 of the underlying securities as of September 30, 2003, as reported on the NASDAQ National Market, minus the exercise price.

Equity Compensation Plan Information

     The following table provides information about Common Stock authorized for issuance under our equity compensation plans as of September 30, 2003:

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	Compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)

Equity compensation plans approved by security holders	3,447,225	$20.19	4,694,965 (3)
Equity compensation plans not approved by security holders	3,552,953	$15.01	4,868,419
Total	7,000,178	$17.56	9,563,384

(1)	This table excludes an aggregate of 2,812,924 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $22.13.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2003, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 403,660 shares issuable under our 1997 Employee Stock Purchase Plan as of September 30, 2003.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $524.7 million at September 30, 2003 and consisted of $303.3 million in Cash and $221.4 million of short-term investments. At December 31, 2002, Cash and short-term investments totaled $504.7 million and consisted of $216.5 million in Cash and $288.2 million of short-term investments. The $20.0 million increase in Cash and short-term investments for the nine months ended September 30, 2003 was primarily due to the receipt of $109.3 million from IBM, related to the IBM Transaction. As part of the transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement (the “MPA”). The $109.3 million consisted of a $100.0 million for the Holdback plus $9.3 million of interest on the Holdback (see Note F to the Notes to the unaudited condensed consolidated financial statements). Additionally, $0.6 million of cash was used by operating activities. We used $83.7 million, net of $14.3 million of cash held by Mercator at the time of the closing of the transaction, to acquire the outstanding shares of Mercator. The remaining $11.2 million of the $109.2 million cash purchase price to acquire the Mercator shares was paid in October 2003.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the nine months ended September 30, 2003, we incurred capital expenditures of $2.5 million, capitalized software development costs totaled $5.5 million and we used $8.2 million to repay the principal balance due on the Loan Agreement, and received cash of $7.5 million from issuance of Common Stock in connection with the exercises of stock options.

     As of September 30, 2003, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe we have enough Cash and short-term investments to continue to fund any repurchases of our Common Stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations in addition to current and future restructuring initiatives if any.

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds from the sale of our database business assets to IBM, including the $100 million Holdback, plus interest, released to us in January 2003. At September 30, 2003, as a result of the IBM Transaction and our continuing operations, we held $524.7 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will improve our financial results or increase stockholder value.

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

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Our principal competitors in the enterprise data integration business include in-house customer programming for extracting and delivering data and vendors of ETL products that address that part of the data integration problem, such as Embarcadero, ETI, Hummingbird, Informatica, Sagent and SAS. Principal data profiling competitors include Avellino and Evoke. Principal data quality competitors include Firstlogic, Group One, Innovative Systems and Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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

     On November 28, 2001, we completed the acquisition of Torrent, on April 3, 2002 we completed the acquisition of Vality and on September 12, 2003, we completed the acquisition of Mercator. We consummated each transaction with the expectation that it would result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Our business strategy contemplates the possibility of future acquisitions of complementary companies or technologies. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we were to make a cash acquisition of substantial scale, it could reduce our cash reserves and affect our liquidity and capital resources.

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

     Our deferred revenue was $43 million as of September 30, 2003. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

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

     The competition for experienced, well-qualified personnel in the software industry is intense. Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees. In addition, from time to time we may acquire other companies. We completed the acquisition of Mercator on September 12, 2003. In order to achieve the anticipated benefits of any acquisition, including the proposed acquisition of Mercator, we may need transitional or permanent assistance from key employees of the acquired company. If we fail to retain, attract and motivate key employees, including those of companies that we acquire, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

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

     Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing and acquired products and services on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products and services to meet these evolving needs, we will not sell as many products and services and our position in existing, emerging or potential markets could be eroded rapidly by other product advances. In addition, commercial acceptance of our products and services also could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and the media about us or our products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

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

     We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, our revenue will decline. Our maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depends upon the continued use of these services by our installed customer base, including the customers of acquired companies. Any downturn in software license revenue could result in lower services revenue in current or future quarters.

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

     Software products are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered in our existing or acquired products, platforms or product enhancements after commercial release then potential customers may delay or forego purchases; our reputation in the marketplace may be damaged; we may incur additional service and warranty costs; and we may have to divert additional development resources to correct the defects and errors. If any or all of the foregoing occur, we may lose revenues or incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

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

     In order to provide a complete product suite, we occasionally license software from third parties, and sub-license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, impose license restrictions or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology that may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

We have substantial real estate lease commitments for unoccupied space and restoration obligations, and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected.

     We are party to real estate leases for approximately 207,000 square feet that we actively utilize, and approximately 169,000 square feet that is currently unoccupied or sublet to a third party. At September 30, 2003, we have a restructuring reserve of $9.0 million comprised of $8.2 million for lease obligations and $0.8 million for restoration costs related to the disposition of this space as of September 30, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $5.2 million of sublease income relating to this space, $2.6 million for properties already sublet and $2.6 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $2.5 million resulting from additional restructuring costs.

     As a result of the Mercator acquisition we have become party to additional real estate leases for approximately 60,000 square feet that will be actively utilized, and approximately 147,000 square feet that is currently unoccupied or sublet to a third party. At the date of acquisition we assumed a liability of $10.5 million that Mercator previously established as a restructuring charge for facilities that they were partially occupying. Upon the consummation of the acquisition, we made a decision to vacate certain of these Mercator facilities entirely and, accordingly, recorded an additional reserve in purchase accounting of $17.4 million. The $17.4 million is primarily comprised of the lease obligations for these facilities through the year 2012. In establishing these reserves, we have assumed that we will be able to sublet the available space and receive approximately $25.0 million of sublease income relating to this space, $3.0 million for properties already sublet and $22.0 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $20.7 million resulting from additional restructuring costs.

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

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 8, 2001, eNet30, Inc. (“eNet30”) filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was moved to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. On March 28, 2002 eNet30 declared bankruptcy. Subsequently, the Company has, subject to approval of the United States Bankruptcy and District Court for the District of Nevada, reached a settlement agreement whereby the Company and eNet30 will release their claims against one another and the Company will pay the sum of $325,000 to the bankruptcy estate of eNet30.

     Prior to the completion of the Mercator acquisition, Anthony Kolton, a purported shareholder of Mercator, filed an action on August 19, 2003 against the Company, Merger Sub, Mercator and certain individual directors and officers of Mercator (the “Individual Defendants”) in the Court of Chancery for the State of Delaware. The complaint alleged, among other claims directed at the Individual Defendants, that the disclosures in the Schedule 14D-9 filed in connection with the Company’s tender offer were incomplete and inadequate. Kolton sought an order from the Court enjoining the offer. All defendants vigorously denied and continue to deny that any of them is subject to any liability whatsoever by reason of any of the matters complained of in the complaint.

     On August 22, 2003, the parties to the Action entered into a Memorandum of Understanding (“MOU”) providing for settlement of the action following the making of certain additional disclosure by Mercator (which disclosure was included in an amended Schedule 14D-9 disseminated to Mercator stockholders). Pursuant to the MOU the defendants also agreed not to oppose Kolton’s request for attorneys’ fees not to exceed $150,000. On September 12, 2003, Ascential completed its acquisition of Mercator.

     On October 7, 2003, the Court entered an order certifying a class composed of all holders of common stock of Mercator and their successors in interest and transferees, immediate and remote, from August 2, 2003 through and including September 12, 2003, and excluding the defendants in the action, pursuant to a Stipulation of Settlement entered into by the parties to the Action, which also provides for the dismissal of the action with prejudice upon the terms and conditions stated therein. The Court has set a Settlement Hearing for November 24, 2003. As of November 6, 2003, no member of the Class has filed opposition to the settlement.

     On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants Mercator Software, Inc. (which was acquired by the Company on September 12, 2003), Ira Gerard, and then -directors of Mercator, Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleged , among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, asserted claims for breaches of fiduciary duty, gross negligence, breach of contract , and requested an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled by Mercator in 2002. On June 27, 2003, Mercator entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, Mercator agreed to adopt specific amendments to its Audit Committee Charter as well as Board orientation materials, and to keep them in effect, in substantially similar form, except as otherwise required by law, for a period of three years. Additionally, Mercator’s directors ‘ and officers ‘ liability insurance carrier agreed to pay plaintiffs’ counsel attorneys’ fees and expenses of $150,000. A hearing for final court approval was held on September 2, 2003 and the court entered its Order and Final Judgment following the hearing on September 2, 2003.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number	Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

10.1 (2)	TSI International Software Inc. 1993 Stock Option Plan

10.2 (2)	1996 Novera Software Inc. Stock Option Plan

10.3 (2)	Mercator Software, Inc. 1997 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2(1)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)  Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(2)  Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782).

(b)  Reports on Form 8-K

     On July 22, 2003, the Company furnished a Current Report on Form 8-K dated July 22, 2003 containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).”

     On August 5, 2003, the Company filed a Current Report on Form 8-K dated August 2, 2003 reporting under “Item 5. Other Events” that the Company had entered into an Agreement and Plan of Merger, dated as of August 2, 2003, by and among the Company, Greek Acquisition Corporation, a wholly-owned subsidiary the Company, and Mercator Software, Inc.

     On September 26, 2003, the Company filed a Current Report on Form 8-K dated September 12, 2003 (i) reporting under “Item 2. Acquisition or Disposition of Assets” that the Company completed its acquisition of Mercator Software, Inc. and (ii) reporting under “Item 7. Financial Statements and Exhibits” that financial statements and pro forma financial information of Mercator will be filed by amendment to the Current Report on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION

Dated: November 14, 2003	By:	/s/ Robert C. McBride
Robert C. McBride Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); Duly Authorized Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

10.1 (2)	TSI International Software Inc. 1993 Stock Option Plan

10.2 (2)	1996 Novera Software Inc. Stock Option Plan

10.3 (2)	Mercator Software, Inc. 1997 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2 (1)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)  Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(2)  Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782).