Form 10-K
period 2003-12-31
ASCENTIAL SOFTWARE CORP
filed 2004-03-15
CIK 799089

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code) 508-366-3888
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 based on the closing sales price of the Company's common stock, as reported on The NASDAQ Stock Market, was $691.9 million. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose.

        As of February 27, 2004, the registrant had 60,280,710 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of stockholders for the fiscal year ended December 31, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

ASCENTIAL SOFTWARE CORPORATION

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Ascential, Ascential DataStage, Ascential QualityStage, Ascential ProfileStage, Ascential Enterprise Integration Suite, and Ascential Real-Time Integration Services are trademarks of Ascential Software Corporation or its affiliates and may be registered in the United States or other jurisdictions. Other marks are the property of the owners of those marks.

PART I

        This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results" and elsewhere in, or incorporated by reference into, this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about us, is contained in other documents and periodic reports that we file from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management's opinions only and only as of the date of this report and we disclaim any obligation to update or revise these statements.

Item 1. Business

Business Overview

        Overview.    Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable platform, is the industry's only single vendor solution that addresses the full range of enterprise data integration needs, and turns data into "Intelligent Information" — information that is reliable, relevant, and complete — so organizations can make better-informed business decisions and drive their strategic application initiatives.

        We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation". Effective January 1, 2001, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our extract, transform and load ("ETL") and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business assets, including the name "Informix", to IBM for $1.0 billion in cash, which we refer to as the "IBM Transaction" (see Note 14 of Notes to Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to "Ascential Software Corporation" and changed the symbol under which our stock is traded on the NASDAQ National Market to "ASCL". These changes became effective in July 2001. During 2002 and 2003, after the sale of the assets related to our database business, our sole operating segment has been our Ascential Software business.

        Our revenue for 2003, 2002 and 2001 attributable to all operations were $185.6 million, $113.0 million and $481.3 million, respectively. Net income in 2003 was $15.8 million, net loss in 2002 was $63.6 million and net income in 2001 was $624.9 million. Total assets were $967.0 million and $906.3 million, respectively, in 2003 and 2002. Revenue and net income in 2001 include amounts attributable to the Informix Software assets that were sold to IBM in July 2001.

        Industry Background.    Data integration is the means by which organizations understand the data scattered throughout or external to their organization, access it and deliver it, adapted for its intended use, to enterprise applications and data warehouses. Historically, many organizations accomplished this through internal hand-coded programs that would extract data from one or more sources and deliver it to a target system. By the mid-1990s, certain companies, including Ascential, began developing packaged applications that would efficiently accomplish this basic extract, transform and load, or "ETL", function. By accessing data from various disparate sources and delivering it to the applications that require it, business users can leverage those applications to make mission-critical decisions.

        Data integration has evolved from earlier ETL functionality to encompass additional functionality, such as expanded connectivity, data profiling, data quality, bi-directional metadata (data about data)

management, data transformation and routing and highly scalable parallel processing technology. We believe that some key factors and trends driving demand for packaged data integration solutions include the following:

  •
  Substantial investments in enterprise applications are failing to realize expected return on investment due to inadequately addressed data issues.

  •
  Data volume and data complexity are both expanding at a rapid pace, straining the ability of in-house coding to satisfy demand.

  •
  "Real time" functionality is becoming a much more prevalent requirement, which in-house coding may be ill-equipped to address.

  •
  Many in-house programming organizations do not have adequate time or resources to devote to the creation and maintenance of additional functionality such as data profiling, data quality, bi-directional metadata management and highly-scalable parallel processing technology.

        Solution.    Our products for automated data profiling, data quality management and cleansing, and data transformation address the needs of organizations that have invested in enterprise applications such as customer relationship management ("CRM"), enterprise resource planning ("ERP"), supply chain management ("SCM"), analytic applications, transactional environments, or data stores such as data warehouses and data marts.

        We have combined the functionality of all of our core integration services onto a single enterprise data integration platform that provides end-to-end metadata management. Our integration platform provides definition and history of the data used to drive strategic enterprise applications. It also provides connectivity between virtually any standard data source and any target application, and virtually unlimited scalability and performance through our parallel processing engine. This complete offering is called the Ascential Enterprise Integration Suite.

        We also offer a full range of consulting, educational and support services to assist our clients through all phases of a project. Based on demonstrated methodologies, these services represent years of accumulated capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

        We support more than 3,000 customers in such industries as insurance, financial services, healthcare, life sciences, manufacturing, consumer goods, retail, telecommunications and government, in all major markets around the world. One of our resellers, IBM, accounted for more than 10% of our revenues in 2002. In 2003, no single customer accounted for more than 10% of our revenue. Termination of our relationship with IBM, if it were to occur, could have a negative impact on our financial results if the revenue is not replaced.

        Products.    Our products, as described below, are designed to operate as part of the Ascential Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate, misdirected, or redundant data; and data transformation to obtain data from a source, format it as required for its intended purpose, and deliver it to a specified target system. Our products are supported by a comprehensive platform of integration services that delivers end-to-end metadata management, connectivity between virtually any standard data source and any application, and virtually unlimited scalability by virtue of massively-parallel processing technology. These applications may be deployed in any configuration to support event driven or scheduled processing, as well as deployed as enterprise web services that are called on demand by a service-oriented application. This combination of integration products built on a platform of integration services forms the Ascential Enterprise Integration Suite.

        The Ascential Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. We believe our customers benefit from the ability to deploy the complete Ascential Enterprise Integration Suite to address the entire enterprise data integration life cycle, or use individual integration products and add other components as needed. This approach allows customers to achieve complete integration through application of the entire Ascential Enterprise Integration Suite, or to realize targeted benefits through application of one or more components of the Ascential Enterprise Integration Suite, with the ability to later add the other components to create a single, integrated solution.

Ascential ProfileStage — Source System Discovery

        Our Ascential ProfileStage product, acquired originally from Metagenix, Inc. ("Metagenix") on March 31, 2002, and significantly enhanced in our latest version 7.0, is the core data profiling product in the Ascential Enterprise Integration Suite. Ascential ProfileStage facilitates understanding of data sources by profiling source data, analyzing column values and structures, and providing target database recommendations, such as primary keys, foreign keys, and table normalizations. Based on this information, Ascential ProfileStage builds a model of the data to facilitate source-to-target mapping and automatically generates integration jobs.

Ascential QualityStage — Data Preparation and Cleansing

        Our Ascential QualityStage product, acquired through the acquisition of Vality Technology Incorporated ("Vality") on April 3, 2002, is the core data quality component of Ascential Enterprise Integration Suite. Ascential QualityStage is designed to ensure that strategic systems deliver accurate, complete information to business users seeking a single view of customers, suppliers, and products from across their enterprise. Through a user-friendly graphical interface, Ascential QualityStage provides quality control mechanisms over structured data elements — international names and addresses, phone numbers, birth dates, part numbers and descriptions, suppliers, email addresses and other data — and seeks to determine relationships among them. Based on rigorous statistical principles, Ascential QualityStage's probabilistic matching capabilities are designed to detect duplications (despite anomalous, inconsistent, and missing data values) and reconcile or discard records as appropriate.

Ascential DataStage — Data Transformation and Integration

        Ascential DataStage, our data transformation and integration solutions family, is designed to integrate enterprise information across various sources and targets within specified timeframes. Ascential DataStage features a powerful architecture designed to provide developers with increased speed and flexibility in building, deploying and managing their data integration infrastructure across all manner of analytical, operational and transactional environments. With features such as a graphical user interface driven "work as you think" design metaphor, a library of over 300 pre-built transformations, support for job reuse, versioning and sharing, and event-based job scheduling, Ascential DataStage is designed to enable companies to minimize internal resources allocated to development of integration jobs. Additionally, Ascential DataStage incorporates Packaged Application Connectivity Kits ("PACKs") for many popular enterprise applications, including SAP, Siebel, Oracle and PeopleSoft.

        Ascential DataStage TX, acquired through the acquisition of Mercator Software, Inc. ("Mercator") on September 12, 2003, extends the transformation capabilities of the Ascential Enterprise Integration Suite to support event driven, parsing, validation and transformation of complex, hierarchical data formats. This functionality is essential in many industries that rely on specific document formats such as the Electronic Data Interchange (EDI) format to conduct business with customers, financial institutions and partners.

        The Ascential Enterprise Integration Suite and its component products are available in standard and enterprise editions. The configuration options of the products enable customers to purchase the functionality they need on a project basis, or deploy the Ascential Enterprise Integration Suite as an enterprise standard, scalable to meet the largest data integration requirement. In the enterprise edition, our patented parallel processing technology will automatically reconfigure the solution to take advantage of complex symmetric multiprocessing or massively parallel multiprocessing CPU configurations to significantly increase throughput.

        Services.    We believe that a highly skilled customer service organization is a key factor in our success in the enterprise data integration software market. While services are not necessary for customers to benefit from our software products, our professional services consultants offer customers the ability to implement their integration projects faster and can often structure implementation to optimize user-defined objectives. In addition to professional service consulting fees, services revenues consist primarily of software maintenance and support fees and customer education fees.

        We maintain both field-based and centralized corporate technical staffs to provide a comprehensive range of assistance to customers and resellers. Services include post-sales technical support, consulting, and product education. Consultants and educators provide services to customers to assist in their use of our products and their design and development of applications that utilize our products.

•
Customer Care

        We also provide customer service via telephone, e-mail exchange and web site access. All of our maintenance customers have access to customer service resources, delivered by service professionals focused on resolution of customer issues.

•
Consulting Services

        We offer a variety of consulting services to our customers directly and through third-party systems integrators. Consulting services include implementation assistance, project planning and deployment, and systems configuration. Our advanced consulting group is focused on helping customers implement new technologies and product releases. We complement our professional service offerings by working with leading international and regional third-party consulting and systems integration firms to provide customers with a full range of service options.

•
Customer Education and Training

        We offer comprehensive education and training courses that provide a broad selection of classroom, computer-based certification, and custom education offerings intended to assist customers and resellers to optimally deploy and use our products. Training is also available to value-added resellers, systems integrators and embedded resellers.

        Strategy.    Our business objective is to continually expand our leadership position in delivering enterprise data integration software solutions to the Global 2000 and governmental entities. Key elements of our strategy to achieve this business objective are as follows:

  •
  We have engaged in a deliberate expansion of our original ETL product offering through internal development and through external acquisitions to encompass broader connectivity, expanded support of industry standards such as web services, data profiling, data quality, rich metadata management and parallel processing technology. We currently offer end-to-end data integration, which we believe is unique in the industry and may provide us with meaningful competitive differentiation.

  •
  We have expanded our strategic alliances with IBM, SAP, business intelligence vendors and systems integrators, among others, to broaden our market reach. By the end of 2003, the proportion of our license revenue from, or strongly influenced by, these relationships was approximately 36% compared to 44% in 2002. Although the percentage of our license revenue from these relationships decreased in 2003, barring unforeseen circumstances, we do not expect revenue from strategic alliances to decrease in the future as a proportion of license revenue.

  •
  Our marketing and sales organization is seeking to increase our visibility and brand awareness through a number of initiatives, including expanding our Customer Advisory Board, conducting our annual Ascential World global user conference, conducting proactive public relations activities, participating in major industry and partner events, actively maintaining industry analyst relations, conducting web-based seminars and direct email campaigns, communicating through our web site and continual direct sales and account management contact with customers and prospects. In addition, we actively participate in several industry standards organizations such as OASIS, ACORD, SWIFT and WS-I.

  •
  We have dedicated substantial financial resources to broadening and deepening our enterprise data integration platform, and our plan is to utilize our resources in the future to continue building out a platform that can deliver a highly differentiated enterprise data integration platform.

Sales and Marketing

        We distribute products through four main channels: direct sales end-user licensing, value-added resellers, systems integrators and embedded resellers. We also regularly receive customer referrals from enterprise application and business intelligence vendors whose customers can benefit from the data integration functionality of our products. We use a multiple channel distribution strategy to maintain broad market coverage and competitiveness. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict and are focused on maximizing our market reach and meeting evolving customer purchasing requirements. The principal geographic markets for our products are North America, Europe and the Asia/Pacific region. Our revenues for 2003, 2002 and 2001 attributable to operations within the United States were $99.8 million, $60.8 million and $242.4 million, or 54%, 54% and 50% of total revenues, respectively, while revenues attributable to international operations during the same periods were $85.8 million, $52.2 million and $238.9 million, or 46%, 46% and 50% of total revenues, respectively. Revenues in 2001 include amounts attributable to Informix Software, the assets of which were sold to IBM in July 2001. See Note 9 to Notes to Consolidated Financial Statements attached to this report for summary information regarding revenues derived from our geographic regions. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results" regarding risks related to our foreign operations.

        Historically, our sales patterns have demonstrated seasonality over the course of the year. Typically, the first quarter is weaker because many customers have just completed their fourth quarter and used their budget allocations for the prior year. The second quarter generally shows increases in spending over the first quarter. The third quarter tends to be weaker than the second quarter due to extensive vacation and holiday schedules, primarily in Europe, which slows software spending decision cycles. The fourth quarter has historically been the strongest revenue quarter of the year, as customers complete their capital spending for the year. Although these patterns have been prevalent in the past, there is no guarantee that these trends will continue, or that they will persist despite factors that affect the economy or IT investment by companies domestically and abroad. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results".

        In support of our sales efforts, we conduct comprehensive integrated marketing programs, which include a variety of marketing activities such as telemarketing, direct mail, e-mail campaigns, local events, public relations activities, seminars, tradeshows and ongoing customer communications programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal or request for information from a prospective customer, followed by a qualification of the lead, analysis of the customer's needs, response to the request for proposal or request for information (if solicited by the customer), one or more presentations to the customer, proof of concept (if required), customer internal approval activities, contract negotiation and shipment to the customer. While the sales cycle from customer to customer can vary considerably, the sales cycle has in recent years ranged from approximately three to twelve months.

        Our sales and marketing strategy is based on building and maintaining our position as a category and thought leader with our customers and key industry influencers and forging strong relationships with organizations that can positively influence the sale of our products. Our customers and prospective customers often rely on third-party systems integrators or other technology partners, such as analytic, database, enterprise software and hardware vendors to structure, develop, deploy and manage an overall solution that may include our products. We have conducted several joint marketing and sales programs with partners in each of these categories and continue to invest in market development activities that include market education, seminars, direct mail campaigns and conference and exhibition participation.

Long-lived assets

        We have recorded long-lived assets, primarily property and equipment, software development costs, goodwill, and intangible assets, and in the year ended 2001, the receivable from the sale of the database business to IBM (see Note 14 of Notes to Consolidated Financial Statements). The total value of these long-lived assets was $384.1 million, $205.5 million and $220.7 million, respectively, at December 31, 2003, 2002 and 2001. In the United States, the value of these long-lived assets was $380.9 million, $202.8 million and $212.8 million at December 31, 2003, 2002 and 2001, respectively. The value of these long-lived assets attributable to international operations was $3.2 million, $2.7 million and $8.0 million at December 31, 2003, 2002 and 2001, respectively.

Licensing

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

Value-Added Reseller, Systems Integrators and OEM Licensing

        We license products to value-added resellers, such as IBM, who in turn distribute our products as part of their total solutions. A typical reseller sells our products to handle the integration of data into or from their applications (such as a data management solution or an analytic application for risk management). We also work with many business intelligence and applications vendors whose customers require the capabilities of our product. These vendors usually do not resell our products to their customers directly, but rather refer these customers to us in exchange for a referral fee. We provide specialized programs to support our reseller distribution channel. Under these programs, we have provided a combination of marketing development services, consulting and technical marketing support and discounts. Systems integrators typically do not distribute our software. In most cases they include us, on a referral basis, in a project in which one or more elements of our integration suite is required in order to fulfill their clients' needs. We also conduct business through original equipment manufacturers (OEMs) who include our technology as components of their offerings, but the amount of revenue from this source is not currently significant.

Maintenance and Support

        We offer our customers a variety of options with respect to software maintenance and upgrade support. Enhanced enterprise support offerings are also available for customers seeking additional services and support. We currently offer four progressive levels of maintenance offerings ranging from web-based e.Support to Premier (8:00 - 5:00 local) to Premier Anytime (24 × 7) to Enterprise Support, which incorporates service level agreements. We also provide an e.Learning facility that is a key component of our Premier, Premier Anytime and Enterprise Support offerings.

Competition

        The enterprise integration software market is extremely competitive and subject to rapid technological change and frequent new product introductions and enhancements. Our competitors in the market include in-house hand-coded solutions, vendors that develop and market certain aspects of the data integration requirement and certain business intelligence vendors who have embedded limited data transformation and loading capabilities into their offerings. Other vendors that offer ETL functionality include, among others, Informatica, Microsoft, SAS, Business Objects, Oracle and Cognos. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities, and companies' own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Avellino and Evoke, among others. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One and Trillium, among others. We believe that there is no single competitor that competes across the full range of our enterprise data integration platform at present. We believe that we are a strong competitor in the market with each of our data integration component products, and the recognized leader in providing end-to-end enterprise data integration.

        Competitors in the enterprise data integration market compete primarily on the basis of product performance and capabilities but also technical product support, services and price. We believe that the following factors influence our competitive position in the market:

  •
  Breadth and completeness of each product to meet or exceed the functional requirements of its specific market.

  •
  The ability of products to interoperate synergistically together, providing an end-to-end solution for data integration tasks, accelerating time to market while reducing overall implementation costs.

  •
  The ability of each product to maximize investments in hardware and software, to achieve operational efficiencies, and to scale to handle extremely large data volumes.

  •
  Reliability and serviceability of products.

  •
  Total cost of ownership.

  •
  The desire of customers to reduce the number of vendors with whom customers do business.

  •
  Availability of a comprehensive services offering.

  •
  Vendor viability and commitment to the enterprise integration market.

  •
  The ability to develop, introduce and support innovative products and the market's acceptance of such technical innovations.

Product Development

        Major product releases resulting from research and development projects in 2003 included the Ascential Enterprise Integration Suite 7.0, the most advanced version of our flagship enterprise integration solution, and Ascential Real-Time Integration Services (RTI Services). This breakthrough technology extends the reach of our powerful data profiling, data quality, data transformation, parallel processing, meta data and connectivity solutions by enabling the seamless interoperability of our data integration solutions within an enterprise's service-oriented architecture (SOA).

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

  •
  Enhancing the ease of use of all of our infrastructure solutions.

  •
  Extending the functionality of our data integration infrastructure to address broader market requirements, including enhanced data quality and data-centric application integration.

  •
  Enhancing solutions to leverage new hardware platforms and emerging software industry standards, including Linux.

        There can be no assurances that our product development efforts will yield the anticipated results. In addition, we intend to adapt to the changing needs of the market in which we operate and, accordingly, any of the product development efforts described above may be terminated or delayed.

Research and Development Expenditures

        Our research and development expenditures for 2003, 2002 and 2001 were $27.5 million, $24.0 million and $87.0 million, respectively, representing approximately 15%, 21% and 18%, respectively, of net revenues for these periods. Amounts spent on research and development in 2001 included expenditures for the Informix database products sold to IBM in the IBM Transaction. Amounts spent on research and development also included expenditures attributable to product development activities relating to our content management product line which was terminated in the second quarter of 2002, and product development efforts related to our i.Sell product that was terminated in the first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Costs and Expenses."

Intellectual Property

        Certain aspects of our internal operations, products, and documentation are considered proprietary, and we rely primarily on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in agreements with customers, employees and others to protect our intellectual property rights. However, we cannot ensure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known.

        We currently hold nine United States patents and may continue to file patent applications in the future. We cannot ensure that any patents will result from any such applications or that, if issued, such patents will provide any meaningful competitive advantage. We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the expertise, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are critical to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

        Our products are typically licensed to end-users on a "right-to-use" basis pursuant to a license that restricts the use of the products for the customer's internal business purposes. In some regions of the world, we also rely on "click wrap" licenses, which include a notice informing the end-user that, by installing the product, the end-user agrees to be bound by the license agreement displayed on the customer's computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of, or the whole of, current or future products or to obtain and use information regarded as proprietary. In particular, we have licensed the source code of our products to certain customers for restricted uses under certain circumstances. We have also entered into source code escrow agreements with a number of significant customers that generally require the release of our source code to the customer in the event of our bankruptcy, insolvency, or discontinuation of our business or support of a product line, in each case where support and maintenance of the product line is not assumed by a third party. The source code for our products is protected both as a trade secret and as a copyrighted work. We cannot ensure that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology or to technology that we may acquire or develop in the future.

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

Employees

        As of December 31, 2003, we employed 856 employees, including 215 in services, 302 in sales and marketing, 228 in research and development and 111 in general and administrative functions. Of these employees, 576 were located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of our international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

Executive Officers

        The following table sets forth certain information concerning our executive officers as of December 31, 2003.

Name	Age	Position
Peter Gyenes	58	Chief Executive Officer and Chairman of the Board
Peter Fiore	46	President
Robert McBride	59	Vice President and Chief Financial Officer
Scott Semel	47	Vice President, Legal, General Counsel and Secretary

        Peter Gyenes has served as the Chairman and Chief Executive Officer of Ascential since July 2000. Mr. Gyenes has more than 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to our acquisition of Ardent Software, Inc. in March 2000, he was chairman, president and Chief Executive Officer of Ardent, which he joined in May 1996. Before joining Ardent, he was president and Chief Executive Officer of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation (now part of EMC Corporation). Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. He serves on the boards of Applix Computer Systems, the Massachusetts Software and Internet

Council and ViryaNet Ltd. Mr. Gyenes received a Bachelor of Arts degree in Mathematics and a Masters of Business Administration degree from Columbia University.

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

        Robert McBride has served as the Vice President and Chief Financial Officer of Ascential since June 2001. Mr. McBride directs our financial, operational and administrative business functions. He brings more than 30 years of financial and administrative experience at Fortune 500 information systems companies to our company. During a 17-year tenure at Data General Corporation (now part of EMC Corporation), spanning from September 1983 to January 2000, Mr. McBride served as vice president, chief administrative officer, corporate controller and corporate treasurer, among other senior financial management positions. He also held a variety of senior management positions in the Information Systems and Finance areas of Burroughs Corporation and prior to that served as an Infantry Officer in the U.S. Army. Mr. McBride received a Master's Degree in Business Administration from Washington University and a Bachelor's Degree in Economics from Ohio Wesleyan University.

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

Access to SEC Filings

        Our SEC filings are available through the SEC web site at http://www.sec.gov, or through our web site at http://www.ascential.com in the Investors section under SEC filings. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge through our Internet web site as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2. Properties

        Our corporate headquarters is in a 93,000 square foot facility in Westborough, Massachusetts that was formerly occupied by Ardent Software, Inc., which was acquired by Informix Corporation in 2000. This facility also contains a significant portion of our marketing, finance, sales and administration functions and a significant portion of our customer service, manufacturing and research and development operations. The lease for the Westborough facility expires on December 31, 2008. In addition, significant parts of our research and development organizations are housed in facilities in Los Gatos, California (7,000 square feet), Milton Keynes, United Kingdom (7,000 square feet) and Boca Raton, Florida (24,000 square feet). These buildings are under lease until December 2004, September 2012 and January 2006, respectively. We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. As of December 31, 2003, we controlled a total of approximately 583,000 square feet of office space and/or research and development space for these facilities.

        Approximately 46% of our leased facility square footage is actively being utilized, 37% of the square footage has been vacated and the remaining 17% of the square footage is being sublet. Of all our leased property, approximately 65% is located in the Americas (United States, Canada and Latin America), 29% is located in Europe and the remaining 6% is located in the Asia Pacific region. Ascential maintains major sales and service offices in Paris, France (21,000 square feet), which is under lease until March 2005, London, England (19,000 square feet), which is under lease until September 2018, and Sydney, Australia (17,000 square feet), which is under lease until March 2004.

        We believe that our existing facilities are generally adequate to meet our business needs through the next twelve months although growth of our business could create the need for additional space. We have approximately 216,000 square feet of vacant space that we are seeking to sublease to third parties or surrender to landlords. Management believes that it has adequately provided for the lease obligations in excess of expected sublease income related to these vacant facilities.

Item 3. Legal Proceedings.

        On May 26, 1999, the Company entered into a memorandum of understanding regarding the settlement of pending private securities and related litigation against the Company, including a federal class action, a derivative action, and a state class action. In November 1999, the settlement was approved by the applicable federal and state courts. The settlement resolved all material litigation arising out of the restatement of the Company's financial statements that was publicly announced in November 1997. In accordance with the terms of the memorandum of understanding, the Company paid approximately $3.2 million in cash during the second quarter of 1999, and an additional amount of approximately $13.8 million of insurance proceeds was contributed directly by certain of the Company's insurance carriers on behalf of certain of the Company's current and former officers and directors. As part of the settlement, the Company also agreed to contribute a minimum of 9.0 million shares of common stock, which was required to provide a guaranteed value of $91.0 million for a maximum term of one year from the date of the final approval of the settlement by the courts. The first distributions of shares of common stock occurred in November and December of 1999 when the Company issued approximately 2.9 million shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to the first distributions of settlement shares. In April 2001, the Company issued the remaining 6.1 million of the minimum 9.0 million shares to be issued under the settlement. Pursuant to the terms of the settlement, the Company paid an additional amount of $26.2 million in cash in November 2001 to satisfy the stock price guarantee with respect to the remaining 6.1 million shares issued under the settlement. The Company's former independent auditors, Ernst & Young LLP, paid $34.0 million in cash. The total amount of the settlement was $142.0 million.

        In July 1997, the Securities and Exchange Commission (the "SEC") issued a formal order of private investigation of the Company and certain unidentified other entities and persons with respect to non-specified accounting matters, public disclosures and trading activity in the Company's securities. During the course of the investigation, the Company learned that the investigation concerned the events leading to the restatement of the Company's financial statements, including fiscal years 1994, 1995 and 1996, that was publicly announced in November 1997. The Company has entered into a settlement with the SEC regarding the investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order (the "Order"). The Order was issued by the SEC on January 11, 2000. Pursuant to the Order, the Company neither admitted nor denied the findings, except as to jurisdiction, contained in the Order. The Order directs the Company to cease and desist from committing or causing any violation, and any future violation, of Section 17(a) of the Securities Act of 1933 ("Securities Act"), Sections 10(b), 13(a) and 13(b) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 under the Exchange Act. Pursuant to the Order, the

Company is also required to cooperate in the SEC's continuing investigation of other entities and persons.

        The Company is a defendant in one action filed against Unidata, Inc., a company that the Company merged with in 1998 ("Unidata"), in May 1996 in the U.S. District Court for the Western District of Washington, and was previously a defendant in another action filed in September 1996 in the U.S. District Court for the District of Colorado. The plaintiff, a company controlled by a former stockholder of Unidata and a distributor of its products in certain parts of Asia, alleged in both actions the improper distribution of certain Unidata products in the plaintiff's exclusive territory and asserted damages of approximately $30.0 million (among other relief) under claims for fraud, breach of contract, unfair competition, racketeering and corruption, and trademark and copyright infringement. Unidata denied the allegations against it in its answers to the complaints. In the Colorado action, Unidata moved that the matter be resolved by arbitration in accordance with its distribution agreement with the plaintiff. In May 1999, the U.S. District Court for the District of Colorado issued an order compelling arbitration and in September 2000, the arbitrator issued an award against the Company for $3.5 million plus attorneys' fees and expenses estimated to be approximately $0.8 million.

        The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People's Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys' fees and related amounts, if any, paid in settlement. Subsequently, the China and Denver actions were dismissed; the plaintiff's claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million.

        On August 8, 2001, eNet30, Inc. ("eNet30") filed suit against the Company in Nevada state court based on a consulting agreement. eNet30 alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, and rescission, and seeks the return of approximately $0.6 million previously paid to the Company. On September 11, 2001, the case was moved to the United States District Court for the District of Nevada, and on October 22, 2001, the Company filed its answer and counterclaims against eNet30 for breach of contract, bad faith and unfair dealing, and unjust enrichment. In May 2002, eNet30 modified its claims to allege that it is entitled to additional damages based upon allegations of fraud and fraudulent inducement. On March 28, 2002, eNet30 declared bankruptcy. Subsequently, the Company has, subject to approval of the United States Bankruptcy and District Court for the District of Nevada, reached a settlement agreement whereby, in January 2004, the Company paid $325,000 to the bankruptcy estate of eNet30, both parties agreed to dismiss their respective claims against one another, and each party executed a release of claims against the other.

        Prior to the completion of the Mercator acquisition, Anthony Kolton, a purported shareholder of Mercator, filed an action on August 19, 2003 against the Company, Merger Sub, Mercator and certain individual directors and officers of Mercator (the "Individual Defendants") in the Court of Chancery for the State of Delaware. The complaint alleged, among other claims directed at the Individual Defendants, that the disclosures in the Schedule 14D-9 filed in connection with the Company's tender offer were incomplete and inadequate. Kolton sought an order from the Court enjoining the offer. All defendants vigorously denied and continue to deny that any of them is subject to any liability whatsoever by reason of any of the matters referenced in the complaint.

        On August 22, 2003, the parties to the Action entered into a Memorandum of Understanding ("MOU") providing for settlement of the action following the making of certain additional disclosure by Mercator (which disclosure was included in an amended Schedule 14D-9 disseminated to Mercator stockholders). Pursuant to the MOU the defendants also agreed not to oppose Kolton's request for attorneys' fees not to exceed $150,000. On September 12, 2003, Ascential completed its acquisition of Mercator. On October 2, 2003, the parties entered into a Stipulation and Agreement of Settlement on the terms set forth in the MOU.

        On October 7, 2003, the Court entered an order certifying a class composed of all holders of common stock of Mercator and their successors in interest and transferees, immediate and remote, from August 2, 2003 through and including September 12, 2003, and excluding the defendants in the action, pursuant to a Stipulation of Settlement entered into by the parties to the Action, which also provides for the dismissal of the action with prejudice upon the terms and conditions stated therein. The Court conducted a Settlement Hearing on November 24, 2003, and following such hearing entered an order dismissing the litigation on the terms set forth in the Stipulation and Agreement of Settlement; including payment of Kolton's attorneys' fees not to exceed $150,000.

        From time to time, in the ordinary course of business, the Company is involved in various other legal proceedings and claims, including but not limited to those related to the operations of the former database business and/or asserted by former employees of the Company relating to their employment or compensation by the Company. The Company does not believe that any of these other proceedings and claims will have a material adverse effect on the Company's business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the NASDAQ National Market under the symbol "ASCL." The following table lists the high and low sales prices of our common stock for the periods indicated.

	High	Low
Fiscal Year ended December 31, 2003
Fourth Quarter	$26.50	18.33
Third Quarter	20.34	14.51
Second Quarter	18.00	10.56
First Quarter	13.16	8.64
Fiscal Year ended December 31, 2002
Fourth Quarter	$13.60	$6.08
Third Quarter	12.40	7.24
Second Quarter	16.36	10.00
First Quarter	20.48	15.12

        On June 17, 2003 we effected a one-for-four reverse split of our common stock. Accordingly, all per share prices have been restated as though the reverse stock split had been in effect for all periods presented.

        At February 27, 2004, there were approximately 9,596 stockholders of record of our common stock, as shown in the records of our transfer agent. Because brokers and other institutions hold many of such shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

Financial Overview

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. From 1999 through 2003, we have acquired six companies and disposed of the assets of our database business. Ardent Software, Inc. ("Ardent") acquired Prism Solutions, Inc. ("Prism") in April 1999, and we acquired Cloudscape, Inc. ("Cloudscape") in October 1999. In March 2000, we completed the acquisition of Ardent. We sold the assets of our database business to IBM in July 2001, (see Note 14 of Notes to Consolidated Financial Statements), and we acquired Torrent Systems Inc. ("Torrent") in November 2001. In April 2002, we acquired Vality Technology, Inc. In September 2003, we completed our acquisition of Mercator Software, Inc. (see Note 12 of Notes to Consolidated Financial Statements). On June 17, 2003 we effected a one-for-four reverse split of our common stock. Accordingly, all earnings per share figures have been restated as though the reverse stock split had been in effect for all periods presented.

  Five-Year Summary

	Years Ended December 31,
	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)
	(In thousands, except per share data)
Net revenues	$185,586	$113,018	$481,332	$929,319	$1,039,111
Net income (loss)	15,805	(63,573)	624,948	(98,315)	(2,988)
Preferred stock dividend	—	—	—	(191)	(995)
Net income (loss) applicable to common stockholders	15,805	(63,573)	624,948	(98,506)	(3,983)
Net income (loss) per common share:
Basic	0.27	(1.03)	9.01	(1.38)	(0.06)
Diluted	0.26	(1.03)	8.79	(1.38)	(0.06)
Total assets	966,079	906,250	1,079,740	655,881	793,337
Long-term obligations	558	—	28,710	787	1,420
Retained earnings (accumulated deficit)	218,048	202,243	265,816	(359,132)	(260,817)

(1)
During 2003, we recorded merger, realignment and other charges totaling $3.9 million. In connection with the acquisition of Mercator, we recorded a charge of $2.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

(2)
During 2002, we recorded merger, realignment and other charges of $23.7 million. In June 2002, we ceased efforts to find a buyer for our content management product line and recorded a $4.5 million charge as cost of software for the impairment of software costs previously capitalized (see Note 15 of Notes to Consolidated Financial Statements). During the fourth quarter of 2002, we recorded impairment losses on long-term, publicly traded equity investments of $2.2 million. In connection with the Vality acquisition, we recorded a charge of $1.2 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. During 2002, we recorded $3.0 million of adjustments to gain on sale of database business (see Note 14 of Notes to Consolidated Financial Statements). In 2002, we reversed expense accruals of $2.8 million and recorded $2.6 million of other income as a result of the $5.4 million favorable judgment rendered in a litigation matter. Effective January 1, 2002, we completed our adoption of Statement of Financial Accounting Standard No. 142, which required that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually (see Note 11 to Notes to Consolidated Financial Statements).

(3)
In July 2001, we sold the assets of our database business to IBM (see Note 14 of Notes to Consolidated Financial Statements) which resulted in a gain of $865.7 million that was recorded in 2001. In 2001, we also recorded merger, realignment and other charges of $54.4 million. In connection with the Torrent acquisition, we recorded a charge of $5.5 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. In addition, during 2001, we recorded impairment losses on long-term investments of $10.2 million, which related to both publicly traded and non-marketable investments.

(4)
In 2000, we recorded merger, realignment and other charges of $126.8 million.

(5)
In 1999, we recorded restructuring-related adjustments that increased operating income by $0.6 million and, in connection with our acquisition of Cloudscape in October 1999, we recorded a charge of $2.8 million for merger related expenses. In addition, we recorded a charge of $97.0 million related to the settlement of private securities and related litigation. In connection with Ardent's acquisition of Prism, we recorded a charge of $9.9 million for merger and restructuring charges as well as a $5.1 million charge for in-process research and development that had not yet reached technological feasibility and had no alternative future uses.

        Selected financial data should be reviewed with "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results" found in Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements relating to future events or our future financial performance which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our current and future products and technology; the ability and desire of organizations to make more informed decisions and drive strategic application initiatives; expected transitional costs and other transitional matters arising from the IBM Transaction and the termination of our database business; industry trends; our ability to leverage our global professional services organization to accelerate the adoption of our product offerings and provide value-added services to existing customers; net loss from our content management product line; the timing of closing large license transactions and resulting quarter-to-quarter revenue fluctuations; future growth of consulting, maintenance and education revenue; future amortization costs; trends in services margins; costs associated with the content management business; potential increases in sales and research and development headcount; projected research and development expenses; anticipated investment in sales and marketing and product support; our investments in property and equipment; expected decline in bad debt expense; anticipated completion of research and development projects and associated investments required; anticipated completion of Release 6.8 of the Mercator Inside Integrator Software project; impact of realignment activities including expense reduction; continued investment in property and equipment; sufficiency of our liquid assets and other resources for our business operations, repurchases of our common stock, facilities, obligations and restructuring initiatives; the possibility of additional impairment charges in the future; expected transitional and severance costs and other transitional matters arising from our acquisition of Mercator and other companies; and effect of changes in interest rates, exchange rates and fluctuations of equity price of marketable securities. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results," and elsewhere in this annual report on Form 10-K. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

        Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable platform, is the industry's only complete solution that is intended to address the full data integration life cycle, and turns corporate data into "Intelligent Information" — information that is reliable, relevant, and complete — so organizations can make better informed business decisions and drive their strategic application initiatives.

        Our products for automated data profiling, data quality management and cleansing, and data extraction, transformation, and loading are built on an enterprise data integration platform of core integration offerings that are intended to provide end-to-end meta data management for a clear, unambiguous definition and history of the data used to drive strategic enterprise applications. We also provide connectivity between virtually any standard data source and application as well as virtually unlimited scalability through our platform to manage the massive volumes of corporate data generated through high-performance processing. This complete offering is called the Ascential Enterprise Integration Suite and is currently, we believe, the only end-to-end enterprise integration platform of its type available from a single vendor.

        We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on demonstrated methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

        We support more than 3,000 customers in such industries as telecommunications, insurance, financial services, healthcare, life sciences, manufacturing, consumer goods, and retail. We had 856 employees as of December 31, 2003.

        We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation". Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load ("ETL") and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name "Informix", to IBM for $1.0 billion in cash, which we refer to as the "IBM Transaction" (see Note 14 of Notes to Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to "Ascential Software Corporation" and changed the symbol under which our stock is traded on the NASDAQ National Market to "ASCL". These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however, we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, remaining costs associated with the termination of our database business for the year ended December 31, 2004 are expected to be a relatively insignificant amount.

        Enterprises are faced with managing the exploding growth of data and gaining a more accurate view of the factors that impact their performance. Enterprises are also coping with the requirement to access data from an increasing number of disparate sources of data which frequently contain incomplete, inaccurate, inconsistent or duplicate information. We believe these organizations want to be able to use the data efficiently and effectively to increase their revenue and market share, decrease operating costs and improve asset utilization. Our overall business strategy is to establish Ascential Software Corporation as the leader in the enterprise data integration market by delivering what we believe is the industry's most comprehensive data integration product solution. We seek to accomplish this by continuing to expand our product offerings through internal development and strategic technology and business acquisitions. We are focused on accelerating revenue growth by leveraging our substantial customer base and the completeness of our enterprise data integration offerings, and by expanding our worldwide distribution through alliances with recognized industry leaders. We also intend to leverage our global professional services organization to accelerate the adoption of our product offerings and provide a variety of value-added services to our existing customers. We have targeted a revenue mix of 55% to 60% from licenses with the balance from services.

        We use a number of key metrics internally to track our progress against these objectives. We measure our progress against achieving increased market penetration by: (1) the number of new customers signed each quarter, (2) the number of our customers constituting Fortune 500 and Global 2000 companies, and (3) the amount of incremental revenue generated from new projects within our existing installed base. We monitor the success of our strategic alliances by reviewing the revenue generated from these relationships and the number of license deals and revenue generated or influenced by third parties on a quarterly basis. In order to ensure that spending is consistently monitored and resources are used appropriately, we track revenue, headcount, and spending on a weekly basis. We regularly review all relevant margin metrics, including license margins, maintenance margins, professional service margins, total service margins and operating margins. In addition, in order to maximize cash flow and to identify customer payment issues on a timely basis, we closely monitor cash collections and accounts receivable days sales outstanding ("DSO").

        On January 22, 2002, our Board of Directors endorsed the decision to divest our content management product line because it did not align with our strategic goals. We engaged an investment bank to assist in the divestiture process and sought potential buyers for the product line during the six months ended June 30, 2002. In June 2002, we ceased efforts to find a buyer for the product line as no interested buyers were identified and terminated the related operations, except for the completion of previously committed consulting and support contracts. As a result, in June 2002 we recorded a charge totaling $7.3 million consisting of $4.5 million charged to "Cost of software" for the impairment of software costs previously capitalized and $2.8 million charged to "Merger, realignment and other charges" for severance costs, computer equipment impairment costs and professional fees incurred in connection with efforts to sell the product line. There is no remaining contractual customer support obligations related to this product line.

        On September 12, 2003, we completed the acquisition of Mercator. The acquisition was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 2, 2003, by and among us, Greek Acquisition Corporation, a wholly owned Delaware subsidiary ("Merger Sub) and Mercator. Pursuant to the Merger Agreement, we commenced a tender offer through Merger Sub for all outstanding shares of common stock, par value $0.01 per share, of Mercator at $3.00 per share in cash, without interest. Following expiration of the tender offer on September 11, 2003, we accepted for payment the shares of Mercator common stock tendered and exercised an option granted to us by Mercator for 19.99% of the then outstanding common stock of Mercator. As a result of the purchase of the tendered Mercator shares and the exercise of our option to purchase 19.99% of the then outstanding common stock of Mercator, through Merger Sub, we owned more than 90% of the common stock of Mercator. Substantially all remaining shares of Mercator have been tendered as of December 31, 2003.

        In addition, all outstanding options to purchase shares of Mercator common stock granted under the TSI International Software Ltd. 1993 Stock Option Plan, the 1996 Novera Software Inc. Stock Option Plan and the Mercator Software, Inc. 1997 Equity Incentive Plan were converted into options to purchase shares of our common stock, subject to certain adjustments.

        The aggregate cash purchase price for all of the common stock of Mercator was approximately $94.9 million, net of cash acquired from Mercator (See Note 12 to Notes to the Consolidated Financial Statements). The results of operations of Mercator from September 12, 2003 to December 31, 2003 are included in our consolidated results of operations.

        During the three months ended December 31, 2003, we commenced efforts to sell our Key/Master data entry software line, which was formerly owned by Mercator, and is not part of our core enterprise data integration offering. On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. ("Phoenix") pursuant to which we sold the rights to our Key/Master data entry product line.

Products and Services

        Our products are designed to operate as part of the Ascential Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform of integration services that delivers end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance. This combination of integration products built on a platform of integration services forms the Ascential Enterprise Integration Suite.

        The Ascential Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. Our customers can deploy the complete Ascential Enterprise Integration Suite to address the entire enterprise data integration life cycle, or use individual integration products as needed in support of more limited scope implementation requirements.

Critical Accounting Policies

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note 1 of Notes to Consolidated Financial Statements, the areas that we believe to be our most critical accounting policies include revenue recognition, allowance for doubtful accounts, software development costs, business combinations, goodwill and intangible assets, income taxes and merger, realignments and other charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

        We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance, consulting and education revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("SOP 97-2"), in the application of this standard we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

        Generally, we sell software using primarily two types of licenses:

  (1)
  Perpetual licenses: software licensed on a perpetual basis to a fixed number of users with no right to return the licensed software; and

  (2)
  Enterprise licenses: software licensed on either a perpetual or term basis to a customer as opposed to a fixed number of users, with no right to return the licensed software.

        Generally, our software license arrangements do not include significant modification or customization of the underlying software, and as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and (4) collection is probable. Substantially all of our license revenues are recognized in this manner. We define each of the four criteria as follows:

  •
  Persuasive evidence of an arrangement exists: It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or a purchase order with negotiated governing terms or volume purchase agreement, prior to recognizing revenue on an arrangement. Sales to resellers are generally evidenced by purchase orders submitted to us under a master agreement governing the terms of the relationship. Certain reseller arrangements are structured as royalty agreements in which royalties as a percent of either list price or net sales price are due to us upon product shipment to the end-user customer. Evidence of arrangement in these circumstances consists of request for shipment, or notification of shipment, for resellers who ship duplicates directly either to end-user customers from a master copy.

  •
  Delivery has occurred: Software is generally delivered either through electronic delivery or physically on a compact disk using standard free-on-board shipping point terms in which title and risk of loss transfer to the customer upon shipment. For some existing customers, delivery may occur when the customer has been provided access codes if the newly purchased software is already contained on a previously delivered compact disk. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the future obligation is delivered. Our software solutions continue to be distributed primarily through our direct sales force; however, our indirect distribution channel continues to broaden through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when we receive persuasive evidence that the reseller has sold the products to an end-user customer. Evidence of sell-through may take a variety of forms, including (1) a copy of the purchase order or contract identifying an end-user customer, and

    (2) a royalty or sell-through report from the reseller, or other documented, objective evidence of product shipment. We do not offer our resellers contractual rights of return, stock balancing, or price protection.

  •
  The customer's payment is deemed fixed or determinable: We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition requirements are met. While our standard payment terms are net 30 days (subject to requirements of foreign jurisdictions), we have a practice of providing extended payment terms of less than one year on high-dollar sales to credit worthy customers. We have established a history of collection, without concessions, on these receivables with payment terms that provide for at least 75% of the balance due within 6 months and 100% of the balance due within 12 months from the contract date.

  •
  Collection is probable: Likelihood of collection is assessed on a customer-by-customer basis. Both new and existing customers are subjected to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined from the outset of the arrangement that collection is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

          Our license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist, for example, in agreements with government entities when acceptance periods are required by law, or within previously executed agreements that we are not able to renegotiate, we then apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period, assuming that the requirements described above have been satisfied.

        Many of our software arrangements include consulting services sold separately under consulting engagement contracts that generally include implementation, network configuration, and optimization services. These services are often provided completely or partially by independent, third-party system integrators experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as "service transactions" as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance.

        We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specified objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our recent pricing for those services when sold separately, and maintenance services, may also be measured by substantive renewal rates. Our current pricing practices are influenced primarily by market conditions, product type, purchase volume, maintenance term, and geography. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.

        Maintenance services generally include rights to upgrades (when and if available) telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met.

        Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using percentage of completion accounting described below. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue with the offsetting expense recorded in cost of services revenue.

        Education services include hands-on, web-based and classroom training and self-evaluation. Education revenues are recognized as the related training services are provided. Reimbursements of out-of-pocket expenditures incurred in connection with providing education services are included in education revenue with the offsetting expense recorded in cost of education revenue.

        We estimate the percentage of completion on contracts with fixed or "not to exceed" fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses, when known based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

Allowance for Doubtful Accounts

        Management judgment is required in assessing the collection certainty of customer accounts and other receivables, for which we generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in customer payment patterns.

        If the financial condition of our customers were to deteriorate, additional allowances might be required, resulting in future operating expenses that are not included in the allowance for doubtful accounts. Concentration of credit risk with respect to trade receivables is not significant.

Software Development Costs

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers.

        We achieve technological feasibility for each product upon completion of a detailed program in which (1) we have established that the necessary skills, hardware and software technology are available to us to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. Significant judgment is required in determining technological feasibility and the estimated life that related capitalized costs will be amortized.

        In addition, capitalized software costs must be carried at the lower of cost or net realizable value. Therefore, if the estimated future operating profits related to a product do not exceed the related capitalized software development costs, then an impairment charge will be recorded to reduce the value of the capitalized software development costs to its net realizable value. If there are significant changes to the development process or product strategy, it could materially impact the net realizable value of the previously capitalized costs and the amount of future costs that are capitalized.

Business Combinations

        The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill, in accordance with SFAS No. 141, Business Combinations. Significant management judgment and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangibles. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Goodwill and Intangible Assets

        We assess the impairment of goodwill and identifiable assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to our net book value.

        We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, and as a result, we no longer amortize goodwill and certain intangible assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units which are currently the same as our operating segments, — Ascential Software and Informix Software — as described in Note 9 of "Notes to Consolidated Financial Statements." All goodwill is attributable to our Ascential Software reporting unit. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.

        We conduct our annual impairment test of goodwill and indefinite-lived assets as of December 1st of each fiscal year. In fiscal 2003, our annual impairment review concluded that no impairment charge was required. There can be no assurance that at the time subsequent impairment reviews are completed an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge was taken.

        For long-lived assets and identifiable intangible assets other than goodwill and indefinite-lived assets, we assess the recoverability of the asset on projected undiscounted cash flows over the asset's remaining life. When the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset, determined using projected discounted future cash flows of the asset. Determining the fair value of goodwill and intangible assets includes significant judgment by management. Different judgments could yield different results.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant management judgement is required in determining the provision for income taxes, deferred income taxes and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In fiscal 2003, we have partially reserved our deferred tax assets, primarily related to net operating loss carryforwards generated in prior periods. The establishment of a deferred tax valuation requires considerable judgment. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. We maintain reserves related to prior years' income taxes for uncertainties in the tax treatment of certain items in various tax jurisdictions, particularly as they relate to disposed operations. These tax reserves are maintained until such time as we resolve the tax treatment of these items via the completion of tax audits, expiration of the statute of limitations for the assessment of tax, or additional factual development or discovery which results in a change in estimate. Management judgment is required to assess the probability and amount of the tax reserves, and our estimates are continually re-evaluated and updated each reporting period to reflect current information. If our estimates prove to be inaccurate, we may need to make changes in these estimates that would materially affect our results of operations and our financial condition.

Merger, Realignment and Other Charges

        We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates amounts will be reviewed and potentially revised quarterly based on known real estate market conditions and the creditworthiness of subtenants, and may result in revisions to established facility reserves. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.

Results of Operations

        References to "Ascential Software" in this report refer to our existing enterprise integration business, references to "Informix Software" refer to our legacy database business assets sold to IBM on July 1, 2001 in the IBM Transaction, and references to "Ascential Software Corporation" refer to Ascential Software and Informix Software on a combined basis.

        The discussion and analysis of our results of operations for the years ended December 31, 2003, 2002 and 2001 is structured to take into account the IBM Transaction. The database business accounted for 84% of our revenue during the first half of 2001 and 74% for the year ended December 31, 2001, therefore, a comparison of total revenue and expenses for the year ended December 31, 2001 to more recent periods is not meaningful. Additionally, we continued to incur costs associated with the wind down of the database business in the years ended December 31, 2003 and 2002 and the second half of the year ended December 31, 2001. Accordingly, the discussion and analysis of our results of operations is presented as follows:

        I. Executive Overview of Results of Operations — Ascential Software

        Summary of key financial metrics for the years ended December 31, 2003, 2002 and 2001 and overview of results of operations for the year ended December 31, 2003.

        II. Revenue — Ascential Software and Informix Software

        Discussion and analysis of revenue, including: (1) a table of revenue by type for Ascential Software and Informix Software for the years ended December 31, 2003, 2002 and 2001, respectively; and (2) a discussion and analysis of Ascential Software revenues for the years ended December 31, 2003, 2002 and 2001, respectively; excluding Informix Software revenue for the year ended December 31, 2001.

        III. Costs and Expenses — Ascential Software and Informix Software

        Discussion and analysis of costs and expenses including: (1) a table of costs and expenses by type for Ascential Software and Informix Software for the years ended December 31, 2003, 2002 and 2001; (2) a discussion and analysis of Ascential Software costs and expenses for the years ended December 31, 2003, 2002 and 2001; and (3) a discussion and analysis of costs associated with Informix Software for the six months ended December 31, 2001 and the years ended December 31, 2003 and 2002. The costs and expenses for Informix Software for the six months ended June 30, 2001 are excluded from our discussion, as they include the costs of operating the database business prior to the IBM Transaction and these costs are not comparable to the other periods presented.

        IV. Merger, Realignment and Other Charges — Ascential Software Corporation

        Discussion and analysis of Merger, Realignment and Other Charges of Ascential Software Corporation recorded during the years ended December 31, 2003, 2002 and 2001.

        V. Other Income (Expense) — Ascential Software Corporation

        Discussion and analysis of other income (expense) of Ascential Software Corporation for the years ended December 31, 2003, 2002 and 2001.

        VI. Income Taxes — Ascential Software Corporation

        Discussion and analysis of income taxes of Ascential Software Corporation for the years ended December 31, 2003, 2002 and 2001.

  I. Executive Overview of Results of Operations — Ascential Software

        The following table compares key financial metrics for Ascential Software for the years ended December 31, 2003, 2002 and 2001).

	Years Ended December 31,
	2003	2002	2001
License revenue (in millions)	$92.6	$59.6	$62.4
Total revenue (in millions)	185.6	113.0	123.9
Gross margin	70%	55%	50%
Services margin	57%	38%	27%
Operating margin	(5%)	(70%)	(85%)
Ending headcount	856	639	819
Average license revenue per quota carrying sales representative (in thousands)	$1,381	$764	$480
Revenue per employee (in thousands)(1)	$251	$163	$142
Average license selling price (in thousands)(2)	$121	$98	NA
Days sales outstanding(3)	59	72	98

(1)
Calculated using total revenue divided by quarterly average employees.

(2)
Information is not available for 2001.

(3)
Calculated by dividing accounts receivable, net, as of the balance sheet date, by the quotient determined by dividing the respective year's fourth quarter revenue by ninety days.

        During 2003, we made significant progress toward our long term goals for operating performance. We achieved 64% growth on total revenue, with 55% growth in license revenue. This was achieved by a substantial improvement in the productivity of our sales force, by leveraging new product deployment into our existing customer base, and includes revenue attributable to products obtained through the Mercator acquisition totaling $22.0 million in the last month of the third quarter and the entire fourth quarter of 2003. Even without the benefit of the revenue achieved from products and services associated with the Mercator acquisition, our revenue growth was 45%. Our expanded product set also increased average license selling price by 23%. This revenue growth, combined with the results of cost control efforts, enabled us to improve all margin metrics that we measure. Our gross margin for 2003 improved to $130.2 million or 70% of total revenue compared to $61.6 million or 55% of revenue during 2002, an increase of 15 percentage points. This increase was driven by the license revenue growth that we experienced and a 50% improvement in our services margins. The services margin improvement was a result of an expanded maintenance base as well as more profitable and extensive consulting engagements. Our operating margin improved from (70%) in 2002 to (5%) in 2003. Of this improvement, approximately half resulted from a reduction of costs related to termination of businesses and product lines and merger or realignment activities; with the remainder resulting from the leverage afforded by the revenue growth and adjusted cost structure. We continued to maximize our cash flow from customer sales by reducing our days sales outstanding in 2003 by 13 days as compared to 2002.

  II. Revenue — Ascential Software and Informix Software

        The following table compares the revenue for the businesses of Ascential Software and Informix Software for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Years Ended December 31,
	2003	2002	2001
Ascential Software
License revenue	$92.6	$59.6	$62.4

Service revenue:
Maintenance revenue	55.1	30.0	29.1
Consulting and education revenue	37.9	23.4	32.4

Total service revenue	93.0	53.4	61.5

Total revenue — Ascential Software	$185.6	$113.0	$123.9

License revenue as a percent of total revenue	50%	53%	50%
Service revenue as a percent of total revenue	50%	47%	50%
Informix Software
License revenue	$—	$—	$149.3

Service revenue:
Maintenance revenue	—	—	183.8
Consulting and education revenue	—	—	24.3

Total service revenue	—	—	208.1

Total revenue — Informix Software	$—	$—	$357.4

License revenue as a percent of total revenue	—	—	42%
Service revenue as a percent of total revenue	—	—	58%
Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
License revenue	$92.6	$59.6	$211.7

Service revenue:
Maintenance revenue	55.1	30.0	212.9
Consulting and education revenue	37.9	23.4	56.7

Total service revenue	93.0	53.4	269.6

Total revenue	$185.6	$113.0	$481.3

License revenue as a percent of total revenue	50%	53%	44%
Service revenue as a percent of total revenue	50%	47%	56%

  Ascential Software — License revenue — years ended December 31, 2003, 2002 and 2001

        The following table compares the license revenue for the Ascential Software product lines for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Years Ended December 31,
	2003	2002	2001
Enterprise Data Integration	$92.6	$59.5	$48.2
Content Management	—	0.1	8.6
i.Decide	—	—	4.1
i.Sell	—	—	1.5

Total license revenue	$92.6	$59.6	$62.4

        License revenue for the year ended December 31, 2003 increased 55% to $92.6 million from $59.6 million for the year ended December 31, 2002. This $33.0 million increase was a result of an 81% improvement in sales force license productivity on a worldwide basis, measured as total license revenue divided by the average number of quota carrying sales reps during the year. We experienced this productivity improvement principally in our North America and Europe sales regions and it was driven by increases in both price and volume of products sold, including a $7.4 million contribution to license revenue from Mercator products. More than 95% of the license revenue in 2003 and 2002 was generated by transactions greater than $25,000. The number of such transactions increased 30% from 2002 to 2003 caused principally by an increase in transactions conducted directly with existing customers. The average selling price of licensed products in license transactions greater than $25,000 increased 24% from the year ended December 31, 2002 to the year ended December 31, 2003. We experienced an increase in average selling price principally in transactions conducted directly with existing customers due to (1) an expanded and higher priced product offering following the addition of products and technology acquired from Torrent Systems Inc. ("Torrent"), Vality Technology Incorporated ("Vality"), Metagenix, Inc. and Mercator Software, Inc. that were integrated into the Ascential Enterprise Integration Suite, (2) the release of enhancements to existing products and new products during the second half of 2002 and the third quarter of 2003, and (3) three significant license transactions during 2003 that collectively generated $8.1 million in license revenue. License revenue under our agreement with IBM increased $3.5 million or 32% as compared to 2002.

        During 2001 and 2002, we terminated various product lines in an effort to focus product sales on our enterprise integration product offerings that had been expanded during that time. As a result, license revenue for Ascential Software for the year ended December 31, 2002 decreased 4% or $2.8 million to $59.6 million from $62.4 million for the same period in 2001. The decrease consists of an $8.5 million decrease in revenue from our content management product line, which we stopped selling during the second quarter of 2002, a $4.1 million decrease in revenue from our i.Decide product, which was exited as a result of the sale of the assets related to our database business, and a $1.5 million decrease in revenue from our i.Sell product, which was discontinued in the first quarter of 2001. These declines were partially offset by a 23% or $11.3 million increase in revenue from enterprise data integration products. This increase was caused by the addition of products and technology acquired from Torrent, Vality and Metagenix that were integrated into our enterprise data integration product offering and the release of new products during 2002. Our expanded product offering contributed to increased sales volume and an increase to the list prices of our products, which in turn enabled us to achieve higher average selling prices in 2002. Additionally, one license transaction generated $2.3 million in license revenue. The overall increase in revenue from enterprise data integration products was positively impacted during 2002 by leveraging the reseller arrangement that we entered into with IBM during the second half of 2001 whereby IBM resells our products. License revenue under this arrangement increased $9.5 million during 2002. Total resale revenue from IBM represented 10.8% of our total revenue in 2002. Termination of our relationship with IBM, if it were to occur, could have a negative impact on our financial results if the revenue is not replaced.

  Ascential Software — Services revenue — years ended December 31, 2003, 2002 and 2001

        The following table compares services revenue for the Ascential Software product lines for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Years Ended December 31,
	2003	2002	2001
Maintenance revenue:
Enterprise Data Integration	$55.0	$29.1	$19.8
Content Management	0.1	0.9	3.3
i.Decide	—	—	5.0
i.Sell	—	—	1.0

Total maintenance revenue	55.1	30.0	29.1
Consulting and education revenue:
Enterprise Data Integration	37.8	22.9	25.6
Content Management	0.1	0.5	4.7
i.Decide	—	—	1.7
i.Sell	—	—	0.4

Total consulting and education revenue	37.9	23.4	32.4
Total services revenue:
Enterprise Data Integration	92.8	52.0	45.4
Content Management	0.2	1.4	8.0
i.Decide	—	—	6.7
i.Sell	—	—	1.4

Total services revenue	$93.0	$53.4	$61.5

        Services revenue for the year ended December 31, 2003 increased 74% to $93.0 million from $53.4 million for the year ended December 31, 2002.

        Maintenance revenue increased by $25.1 million, or 84%, to $55.1 million in 2003 from $30.0 million for 2002. The increase in maintenance revenue is attributable to the growing installed base of customers, including customers acquired from Mercator who collectively contributed $11.3 million to the increase. The remaining increase of $13.8 million or 46% corresponds with the 55% increase in license revenue in the same period. The increase in maintenance revenue is net of an $0.8 million decline in maintenance revenue from the content management product line that was terminated in the second quarter of 2002.

        Revenue derived from consulting and education increased $14.5 million, or 62%, to $37.9 million in the year ended December 31, 2003 from $23.4 million in the same period of 2002. The increase in consulting and education revenue is attributable to an increase in the volume of and the average size of consulting engagements, principally in North America and Europe, associated with the increased penetration of those geographic areas and the expansion of our product offering as discussed above. With the addition of products to our product set over the past two years, consulting engagements generally have become more extensive and have expanded across enterprises where they were previously focused on departments within enterprises. The overall increase in consulting and education revenue corresponds to the 55% increase in license revenue over the same period and was impacted by two large consulting engagements in Europe during 2003 that together contributed $8.1 million to the growth. The overall increase is net of a $0.4 million decline in consulting and education revenue from content management products. We expect that future growth of consulting, maintenance and education revenue, barring unforeseen circumstances, will be largely dependent on the growth of license revenue.

        As discussed above, during 2001 and 2002 we terminated various product lines in an effort to focus our efforts on our core enterprise integration product offerings that had been expanded during that time. As such, the services revenue associated with corresponding license revenue declined, resulting in a 13% or $8.1 million decrease during the year ended December 31, 2002 to $53.4 million from $61.5 million for the same period in 2001. This is primarily due to a $6.6 million decline in services revenue associated with our content management products, a $6.7 million decline in services revenues from our analytic i.Decide product and a $1.4 million decline in services revenue from our i.Sell product. These declines were partially offset by an increase in total enterprise data integration services revenue.

        Total maintenance revenue increased by 3%, or $0.9 million, to $30.0 million in the year ended December 31, 2002 from $29.1 million for the same period in 2001. The increase is due to a 47% or $9.3 million increase in maintenance revenue from enterprise data integration products associated with our growing installed base of customers, including customers acquired from Vality and Torrent. The increase was partially offset by decreased maintenance revenue related to the termination of products and the associated decline in their maintenance revenue streams, including a $5.0 million decrease in maintenance revenue principally associated with our i.Decide product line, a $2.4 million decrease in content management maintenance revenue and a $1.0 million decrease in i.Sell maintenance revenue.

        Revenue derived from consulting and education decreased 28%, or $9.0 million, to $23.4 million in the year ended December 31, 2002 from $32.4 million for the same period in 2001. This decrease is attributable to a $4.2 million decrease in consulting revenue associated with our content management products, a $1.7 million decrease in consulting and education revenue primarily associated with the discontinuation of our i.Decide product, a $0.4 million decrease associated with the discontinuation of our i.Sell products, and an 11% or $2.7 million decrease in consulting revenue related to enterprise data integration product offerings. This decrease of $2.7 million consists of a $6.4 million decrease due principally to three large consulting projects that were in process during 2001 but which were completed during 2002 and not completely replaced by new projects, a decline in product license revenue in the first quarter of 2002, which had an impact on follow-on services purchased, and an increase in indirect sales of products whereby the associated services are delivered by third parties. These declines were partially offset by an increase in consulting and education revenue associated with new licenses.

  III. Costs and Expenses — Ascential Software and Informix Software

        The following table compares the costs and expenses for the businesses of Ascential Software and Informix Software for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Years Ended December 31,
	2003	2002	2001
Ascential Software
Cost of software	$15.3	$17.5	$16.3
Cost of services	40.1	33.1	45.2
Sales and marketing	79.9	73.1	92.3
Research and development	27.5	24.0	32.5
General and administrative	27.6	28.5	25.4
In-process research and development	2.0	1.2	5.5
Merger, realignment and other charges	2.0	14.2	12.0

Total costs and expenses	$194.4	$191.6	$229.2

Informix Software
Cost of software	$—	$0.8	$18.0
Cost of services	—	—	62.3
Sales and marketing	—	—	114.9
Research and development	—	—	54.5
General and administrative	3.2	12.6	56.2
In-process research and development	—	—	—
Merger, realignment and other charges	1.9	9.5	42.4

Total costs and expenses	$5.1	$22.9	$348.3

Ascential Software Corporation (Combined total of Ascential Software and Informix Software)
Cost of software	$15.3	$18.3	$34.3
Cost of services	40.1	33.1	107.5
Sales and marketing	79.9	73.1	207.2
Research and development	27.5	24.0	87.0
General and administrative	30.8	41.1	81.6
In-process research and development	2.0	1.2	5.5
Merger, realignment and other charges	3.9	23.7	54.4

Total costs and expenses	$199.5	$214.5	$577.5

  Ascential Software Costs and Expenses — years ended December 31, 2003, 2002 and 2001.

        Cost of licenses.    Cost of licenses consists primarily of: (1) amortization of capitalized software development costs or acquired technology and previously capitalized software that was written-off, (2) third-party royalties, and (3) distribution and manufacturing personnel costs.

        During the year ended December 31, 2003, cost of licenses decreased $2.2 million, or 13%, to $15.3 million from $17.5 million in 2002. This decrease was the result of two primary factors. First, amortization costs decreased by $3.3 million driven by a decline of $5.2 million in asset impairment costs related principally to the write-off of capitalized software associated with our content management and Axielle products. Axielle had been our portal product offering. Both of these product lines were terminated in the second quarter of 2002. This decline was offset by a $0.8 million increase in amortization of capitalized software development costs and a $1.1 million increase in amortization principally related to developed technology acquired through the Vality and Mercator acquisitions. We acquired $7.0 million of completed technology in connection with the Mercator acquisition in the third quarter of 2003 that is being amortized over 5 years and, accordingly, we began to recognize amortization expense in September, 2003. The Vality acquisition did not occur until the second quarter of 2002. As a result, we began to recognize amortization expense related to the Vality developed technology in the second quarter of 2002. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases. Second, third-party royalties increased $1.1 million due to an additional $0.4 million during 2003 in amortization of prepaid license royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft, Inc. (a company that we acquired in 1998) and an increase of $0.7 million in miscellaneous third party royalties associated with increased license transactions.

        During the year ended December 31, 2002, cost of licenses increased by 7%, or $1.2 million, to $17.5 million from $16.3 million during the same period of 2001. The most significant item contributing to the increase was $5.2 million of impairment charges related to the termination of product lines, $4.5 million associated with the content management product line and $0.7 million associated with our former Axielle product. Software amortization increased by $2.1 million as a result of a $3.2 million increase in amortization of purchased technology, principally related to the acquisitions of Torrent and Vality, and $0.9 million of amortization related to the acquisition of our Ascential ProfileStage technology from Metagenix. Software amortization related to internally capitalized software declined by $2.0 million primarily as a result of the impairment of the content management and Axielle technology. We acquired $4.1 million of completed technology through the Torrent acquisition on November 28, 2001 and $8.2 million of completed technology through the Vality acquisition on April 3, 2002. Both are being amortized over three years on a straight-line basis. We paid approximately $4.3 million through December 31, 2002 to acquire and further develop Ascential ProfileStage and are amortizing payments over three years on a straight-line basis. Royalty costs declined by $6.8 million during 2002 primarily due to the decline in license revenue from our content management and i.Sell product offerings that were licensed with much higher third party royalty costs than enterprise data integration products. Once these product lines were terminated, we were no longer required to pay the associated royalties. As part of the settlement of a dispute with former shareholders of IntegraSoft, Inc., which we acquired in 1998, we recorded $2.1 million of prepaid royalties that we amortized over eighteen months on a straight-line basis and were fully amortized by December 31, 2003. The costs of distribution personnel and media increased by $0.7 million during 2002. This function was shared with the Informix database business during most of 2001 and the operating costs on a stand alone basis exceed the portion of shared costs previously allocated to the Ascential Software operation.

        Cost of services.    Cost of services consists of maintenance, consulting and education personnel expenses and third-party subcontracting costs. The following table depicts the trend in service margins for the three years ended December 31, 2003, 2002, and 2001, respectively:

	Years Ended December 31,
	2003	2002	2001
Ascential Software
Total service margin	57%	38%	27%
Maintenance margin	82%	73%	74%
Consulting and education margin	21%	(7)%	(15)%

        Cost of services for the year ended December 31, 2003 increased 21%, or $7.0 million, to $40.1 million from $33.1 million in the same period of 2002. This net increase is a result of the impact of a combination of factors. We incurred $8.1 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $14.9 million in data integration consulting and service revenue. We also incurred

$1.8 million in additional maintenance costs, principally headcount related, associated with generating $26.0 million in additional data integration maintenance revenue as compared to 2002. Additionally, there was a total of $0.5 million of transition costs that will not recur associated with the integration of Mercator service operations into the operations of Ascential. These increases were offset by a $3.4 million decline in service costs related to the content management product line. Although there was only $0.5 million in associated content management service revenue in 2002, the completion of certain engagements required the use of third party subcontractors. Additionally, we attempted to maintain our base of technical employees (despite the decline in revenue opportunities) associated with content management products intact during the process of seeking a buyer for that product line during the first half of 2002.

        The total services margin increased to 57% for the year ended December 31, 2003 from 38% during 2002 due to substantial improvements in both maintenance and consulting and education margins during the year. The improvement in our maintenance margin was a result of the increase in total maintenance revenue by $25.1 million on a year over year basis with an increase to headcount only for those Mercator employees who became Ascential employees in connection with the acquisition of Mercator during the third quarter of 2003. We have accomplished this by leveraging our existing technical support personnel, as well as our on-line support website, in providing customer support. The improvement in consulting and education margins is a result of the termination of the loss-generating content management business, as described above, headcount reductions in late 2002, the benefit of which was realized in 2003, as well as an increase in the number and average length of enterprise data integration consulting engagements that enabled improved utilization of our consultants.

        Cost of services for the year ended December 31, 2002 decreased 27% or $12.1 million to $33.1 million from $45.2 million for the same period in 2001. The decrease is primarily a result of a 30% reduction in services headcount between December 31, 2001 and December 31, 2002, even after taking into account approximately 22 services employees added through the acquisition of Vality. The cost savings related to the headcount reductions were offset somewhat by increased subcontracting costs as we moved toward a more variable cost model for delivering our consulting services.

        The total services margin improved to 38% in the year ended December 31, 2002 from 27% in the same period in 2001. This improvement was caused, in part, by an increase in the proportion of the higher margin maintenance revenue to total services revenue for the same periods. For the year ended December 31, 2002, the maintenance business represented 56% of total service revenue and generated a margin of 73% while, for the year ended December 31, 2001, the maintenance business represented 47% of total services revenue and generated a margin of 74%. The improvement in the 2002 consulting and education margins to (7)% in 2002 from (15)% in 2001 is a result of cost control efforts and improved utilization of consultants. This margin improvement was partially offset by the wind-down of the content management business during which time the completion of consulting engagements for that business required additional subcontracting of third party consultants. Cost of services for the year ended December 31, 2002 includes $3.7 million of costs associated with the content management business.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the year ended December 31, 2003 increased 9%, or $6.8 million, to $79.9 million from $73.1 million for 2002. This increase is principally the result of a $5.0 million, or 50%, increase in commissions and bonuses associated with a 64% increase in total revenue over the prior year, with the remaining increase attributable mainly to increased marketing program spending associated with new products and increased marketing activities. Increased costs in the third and fourth quarters of 2003 related to transitional activities of $1.3 million and net headcount additions to selling and marketing functions of approximately 30% associated with the Mercator acquisition were generally offset by headcount reductions in these functions that occurred in the second half of 2002, the benefit of which was realized in 2003. Total selling and marketing headcount was 302 at December 31, 2003, including 77 quota carrying representatives. This compares to 67 quota carrying representatives as of December 31, 2002. We currently plan to increase our sales headcount during 2004 depending on the revenue, productivity and growth levels that we may experience, barring unforeseen circumstances.

        Sales and marketing expenses for the year ended December 31, 2002 decreased 21% to $73.1 million from $92.3 million for 2001. This decrease is primarily due to a 33% reduction in sales and marketing headcount between December 31, 2002 and December 31, 2001 as well as a reduction in marketing program expenditures. Approximately 45 sales and marketing employees were added through the acquisition of Vality, however these increases were offset by reductions to the total sales and marketing headcount, which was 245 at December 31, 2002, including 67 quota carrying sales representatives. Although overall sales and marketing headcount was reduced during 2002, our focus throughout the year was also to shift sales headcount to regions with more revenue growth potential and to take measures to improve the productivity of our sales force.

        Research and development expenses.    Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. During 2003, our research and development efforts were focused primarily on major enhancements to the Ascential Enterprise Integration Suite. In September, 2003, we released Ascential Enterprise Integration Suite 7.0 incorporating these major enhancements. Research and development expenses for the year ended December 31, 2003 increased 15%, or $3.5 million, to $27.5 million from $24.0 million for 2002. This increase is a result of a 45% increase in headcount from December 31, 2002 to December 31, 2003, principally affecting the fourth quarter, related to Mercator research and development personnel who became Ascential employees following the acquisition, a $1.6 million increase in consultant and subcontractors costs during 2003, and $0.7 million in costs that will not recur associated with Mercator transition activities. This total increase is net of a reduction of $3.1 million in costs associated with the content management product line from 2002 to 2003. During the first quarter of 2002, we were seeking a buyer for this technology and, until the product line was terminated at the end of the second quarter of 2002, we continued to incur costs in order to maintain the technical personnel base associated with the product line. Without these costs in 2002, costs associated with enterprise data integration research and development activities increased 31% during 2003. Capitalization of software development costs during 2003 related principally to the development of the release of our Ascential Enterprise Integration Suite 7.0 and increased by approximately $1.0 million during 2003 as compared to 2002 as a result of an increase in overall spending and the status of capitalized projects. We expect, barring unforeseen circumstances, research and development headcount, which was 228 at December 31, 2003, to increase slightly during 2004.

        Development efforts during 2002 were focused on integrating the technology acquired from Vality, Torrent and Metagenix and creating major enhancements to our enterprise data integration product suite. Research and development expense for the year ended December 31, 2002 decreased 26%, or $8.5 million, to $24.0 million from $32.5 million for the same period in 2001. This decline is due primarily to a reduction of $5.4 million in amortization of goodwill and acquired workforce in the year ended December 31, 2002 as compared to the same period of 2001. This reduction was a result of the implementation of SFAS 142, effective January 1, 2002, which eliminated the amortization of intangibles with indefinite lives. Additionally, total engineering headcount was reduced by 20% between December 31, 2001 and December 31, 2002. This headcount reduction relates to employees associated with the content management product line and is net of the addition of approximately 30 engineering employees in connection with the acquisition of Vality. These cost reductions were offset by increased net expense resulting from a reduction in the amount of internal software capitalized. We capitalized $2.0 million less in 2002 as compared to 2001 as a result of reduced headcount costs and the timing and status of engineering projects during 2002 as compared to 2001.

        General and administrative expenses.    General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs.

        During the year ended December 31, 2003, general and administrative expenses decreased 3%, or $0.9 million, to $27.6 million from $28.5 million for 2002. Bad debt expense decreased $1.9 million as a result of improvement in the aging of accounts receivable balances and the resolution of reserved balances associated with the content management business. Days sales outstanding was 59 days at December 31, 2003 compared to 72 days at December 31, 2002. Costs associated with temporary and subcontracted help as well as professional fees for audit and tax services declined a total of $1.0 million after the completion of the integration of the former Informix west coast and our east coast finance departments following the IBM Transaction. Personnel and related overhead costs declined $1.1 million as a result of the closure of facilities and cost control efforts. These declines were offset by a $0.6 million increase in legal costs relating to defense and settlement of claims and other matters and a $2.5 million increase in costs that will not recur associated with transitional activities for Mercator.

        During the year ended December 31, 2002, general and administrative expenses increased 12%, or $3.1 million, to $28.5 million from $25.4 million for the same period in 2001. The increase in general and administrative expenses experienced during the year is attributable to several factors. The entire year of 2002 included personnel and information technology infrastructure costs for a fully staffed and independent general and administrative function. In contrast, general and administrative expenses for the first three quarters of 2001 were ratably distributed over the Ascential Software business and the Informix Software business. In order to function independently, we were required to appropriately staff these functions and our corporate expenditures for audit and tax advisory fees, insurance costs, and similar services also increased resulting in an overall increase of administrative costs of $6.0 million compared to 2001. In addition, the year ended December 31, 2002 includes an increase of $2.3 million in certain, primarily litigation and dispute-related, legal costs compared to the same period of the previous year. The increased costs in the year ended December 31, 2002 are offset by a decline of $5.2 million in bad debt expense. Through the segmentation of accounts receivable balances in connection with the sale of assets related to our database business, several Ascential Software accounts were identified that were deemed to be uncollectible. This segmentation process, combined with the termination of the i.Sell product, resulted in an unusually high bad debt expense during 2001 of $7.7 million. While bad debt expense declined significantly during 2002, $1.6 million of the amount recorded in 2002 related to accounts associated with licensing of content management products which became uncollectible as a result of the change in strategy for that product line during 2002. As a result of the reserves recorded for the content management product receivable and improvement in the collectibility of receivable balances due to increased transactions with Fortune 500 companies, we reported DSO, or days sales outstanding, of 72 days at December 31, 2002 compared to 98 days at December 31, 2001. DSO is calculated by dividing accounts receivable net, as of the balance sheet date, by the quotient determined by dividing the current quarter's net revenue by ninety days.

        Merger, realignment and other costs.    These costs are discussed separately in section IV. Merger, Realignment and Other Charges — Ascential Software Corporation below.

        Write-off of acquired in-process research and development — Ascential Software.    The value of In-process Research and Development ("IPRD") is determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets.

        In connection with the Mercator acquisition in September 2003, we recorded a charge of $2.0 million, or approximately 1% of the $149.4 million in total purchase price, for IPRD. The value allocated to the Mercator project identified as IPRD was charged to operations during the three months ended September 30, 2003.

        At the acquisition date, Mercator's sole IPRD project was Release 6.8 of the Mercator Inside Integrator Software product. At the date of the acquisition, IPRD was approximately 37% complete, based upon costs expended to date and estimated costs to complete the project. Mercator had incurred approximately $3.5 million in expenses related to this project at the date of the acquisition. The key features of release 6.8 include multiple event server functionality, enhanced support for standard XML data and support for the latest 64-bit hardware, operating systems and application software.

        As of the Mercator acquisition date, Release 6.8 of the Mercator Inside Integrator Software product had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. We base IPRD on the cost of equity plus 500 basis points. Given the riskier nature of the cash flows related to the IPRD for Mercator, we believe that a higher discount is warranted. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 15.0%. The resulting net cash flows to which this discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforeseen circumstances, substantially all of the features of Release 6.8 of the Mercator Inside Integrator Software project are expected to be completed in the second quarter of 2004. Some of the risks and uncertainties inherent in the completion of the project include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

        In connection with the Vality acquisition in April 2002, we recorded a charge of $1.2 million, or approximately 1% of the $98.3 million in total consideration and liabilities assumed, for IPRD. The value allocated to the projects identified as IPRD was charged to operations during the three months ended June 30, 2002.

        At the acquisition date, Vality's in-process projects were WAVE, IRT and AUTO. The WAVE product provides capabilities to allow end users with extensive multinational files to easily invoke a single process to standardize, enhance and verify input address information using relevant postal reference files. The in-process WAVE project sought to produce a technical design that would allow the existing WAVES product to function on a new operating platform. The WAVE project was initiated in June 2001 and completed by the end of July 2002. At the acquisition date, IPRD associated with the WAVE project was approximately 9% complete, based on costs expended to date and estimated costs to complete the product. We incurred $0.3 million of costs to complete this project, which was consistent with management's expectation as of the acquisition date.

        The IRT project sought to produce a new application protocol interface that would provide a new paradigm for the development and deployment of real time data quality applications on a new operating platform. The project was initiated in October 2001 and was completed in July 2002. At the acquisition date, IPRD associated with the IRT project was approximately 4% complete based on costs expended to date and estimated costs to complete the project. We incurred another $0.3 million of costs to complete this project, which was consistent with management's expectation as of the acquisition date.

        The AUTO project is intended to provide a learning engine that can generate new pattern action language rule sets with the use of advanced mathematical techniques. The AUTO project was initiated in April 2001 and at the date of the acquisition management estimated that the completion of the project would be accomplished by the end of November 2002. At the acquisition date, management had estimated that IPRD was approximately 25% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another

$0.2 million of development costs in this product. Due to turnover of research and development personnel, management now estimates that, barring unforeseen circumstances, this project will be completed by the end of the third quarter of 2004 and we currently expect to invest approximately another $0.3 million into development in order to do so.

        As of the Vality acquisition date, WAVE, IRT or AUTO technologies had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when a company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. The discount rate used for the determination of Vality IPRD ranged from 40 to 50%, consistent with the characteristics of each IPRD project, a premium over the estimated weighted-average cost of capital of 21%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology.

        In connection with the Torrent acquisition in November 2001, we recorded a charge of $5.5 million, or 10.9% of the $50.7 million in total consideration and liabilities assumed, for IPRD. The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

        At the acquisition date, Torrent's principal in-process project was to add a new graphical user interface as well as additional features and functionality to an existing product. This technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of the in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

        At the date of the acquisition, management estimated that completion of the project would be accomplished by the end of February 2002. The initial development effort commenced in January 2001. At the acquisition date, IPRD was approximately 50% complete, based on costs expended to date and estimated costs to complete the product. At the date of the acquisition, we expected to invest another $1.3 million of development costs in this product. During 2002, we decided not to complete this project but instead to integrate Torrent's products into the Ascential Enterprise Integration Suite.

        The discount rate used for the determination of Torrent IPRD was 35%, a premium over the estimated weighted-average cost of capital of 26%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology.

  Costs and Expenses — Informix Software — Years ended December 31, 2003 and 2002 and six months ended December 31, 2001

        The following table presents the costs and expenses of Informix Software for the years ended December 31, 2003 and 2002 and the six months ended December 31, 2001 (in millions):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Six Months Ended December 31, 2001
Cost of software	$—	$0.8	$0.8
Cost of services	—	—	1.1
Sales and marketing	—	—	2.0
Research and development	—	—	0.5
General and administrative	3.2	12.6	10.1
Merger, realignment and other charges	1.9	9.5	36.8

Total costs and expenses	$5.1	$22.9	$51.3

        In the year ended December 31, 2003, general and administrative costs for Informix Software totaled $3.2 million. These costs consist principally of $3.2 million in legal expenses associated with the litigation and settlement of disputes associated with the historical database operations and $1.4 million of administrative and liquidation costs associated with the closure of subsidiaries and transitioning personnel. These costs were offset by $1.4 million in reductions to expense related to the reversal of accruals for estimated database liabilities that were resolved for amounts less than had been originally estimated. During 2004, we expect that costs related to Informix Software will be $0.5 million or less per quarter, barring unforeseen circumstances.

        The costs and expenses for Informix Software for the year ended December 31, 2002, excluding merger, realignment and other charges, totaled $13.4 million. This amount included $9.1 million related to closing the operations of the general and administrative groups formerly located in our prior corporate headquarters that was relocated to Westborough, Massachusetts, including retention bonuses paid to terminated employees, $5.2 million in dispute resolution and legal defense costs for the settlement of disputes associated with the historical database operations, $1.1 million for information technology costs resulting from the separation of the businesses, and $0.8 million for the write-off of foreign value added taxes that are unrecoverable as a result of the sale of the database business assets. These transitional costs were offset by the reversal of $2.8 million that was not required to be paid due to a favorable resolution of a litigation matter in Germany during the year.

        The costs and expenses for Informix Software for the six months ended December 31, 2001 consist primarily of expenses resulting from the database operations in the nine remaining countries in which our database operations were not terminated until August 1, 2001 as part of the IBM Transaction until August 1, 2001, and transitional database costs. The $10.1 million of general and administrative expenses for the six months ended December 31, 2001 consisted primarily of: (1) a $4.8 million charge recorded in respect of the legal actions filed with respect to the Unidata operations in Asia (see Note 13 of Notes to Consolidated Financial Statements) and (2) $3.2 million of salary and related costs for transitional employees and executives of the database business that did not join IBM subsequent to the IBM Transaction.

        Merger, realignment and other charges.    Merger, realignment and other charges for Informix Software for the years ended December 31, 2003, 2002 and 2001, respectively, are discussed below — see IV. Merger, Realignment and Other Charges — Ascential Software Corporation.

  IV. Merger, Realignment and Other Charges — Ascential Software Corporation

  Merger, realignment and other charges — year ended December 31, 2003

        During 2003, we recorded $3.9 million of merger, realignment and other charges of which $3.3 million is expected to be paid in cash. The following table summarizes the components of these charges, distinguishing charges that relate to the ongoing Ascential Software business and those that relate to the Informix Software business sold in the IBM Transaction (in millions):

	Year Ended December 31, 2003
	Ascential Software	Informix Software	Total
Severance and employment related costs:
Fourth quarter 2003 realignment	$0.9	$—	$0.9
Third quarter 2003 realignment	1.1	—	1.1

Total severance and employment related costs	2.0		2.0
Facilities and equipment costs:
IBM Transaction	—	1.9	1.9

Total merger, realignment and other charges	$2.0	$1.9	$3.9

  Ascential Software

        Severance and employment related costs.    During the third and fourth quarters of 2003 we recorded a total of $2.0 million of severance and related costs to terminate 22 employees in connection with the consolidation and integration of our operations following the Mercator acquisition.

        Expected Savings.    We anticipate that, barring unforeseen circumstances, the realignment activities undertaken during 2003 will reduce operating expenses by approximately $2.2 million on an annualized basis when completed when compared to 2002. This expected savings is principally selling and marketing expenses. We estimate that all of the savings will be cash savings. We may record future "Merger, realignment and other charges" as we continue to assess the appropriate size of our infrastructure.

  Informix Software

        Facilities and equipment costs.    Realignment charges totaling $1.9 million in the year ended December 31, 2003 consist entirely of adjustments to facility reserves to reflect updated estimates of remaining obligations on vacated facilities based on current market conditions, net of anticipated sublease income.

        Expected Savings.    We do not currently expect that the realignment activities undertaken during 2003 will have a significant impact on future operating expenses as these activities primarily relate to the adjustment of reserves that were recorded in 2002 and earlier.

  Merger, realignment and other charges — year ended December 31, 2002

        During 2002, we recorded $23.7 million of merger, realignment and other charges, of which $20.1 million were expected to be paid in cash. The following table summarizes the components of these charges and distinguishing charges that relate to the ongoing Ascential Software business from those that relate to the Informix Software business sold in the IBM Transaction (in millions):

	Year Ended December 31, 2002
	Ascential Software	Informix Software	Total
Severance and employment related costs:
Third quarter 2002 realignment	$6.8	$—	$6.8
Second quarter 2002 realignment	5.4	0.3	5.7
First quarter 2002 realignment	0.3	1.3	1.6
Third quarter 2001 realignment	(0.4)	—	(0.4)

Total severance and employment related costs	12.1	1.6	13.7

Facilities and equipment costs:
IBM Transaction	—	4.3	4.3
Third quarter 2002 realignment	0.3	2.7	3.0
Second quarter 2002 realignment	0.8	0.4	1.2
First quarter 2002 realignment	—	0.8	0.8
2000 strategic realignment	—	0.2	0.2
Other	—	(0.3)	(0.3)

Total facilities and equipment costs	1.1	8.1	9.2

Other:
Professional fees	0.4	—	0.4
Other exit costs	0.6	(0.2)	0.4

Total other	1.0	(0.2)	0.8

Total merger, realignment and other charges	$14.2	$9.5	$23.7

        The merger, realignment and other charges recorded during 2002 for Ascential Software and Informix Software are described below.

  Ascential Software

        Severance and employment related costs.    During 2002, we approved plans to realign our business operations to reduce costs, integrate Vality into our existing operations and terminate our content management product line. The approval of these plans resulted in a charge of $12.1 million in connection with a worldwide workforce reduction of 298 employees. Our third quarter 2002 realignment plan included the termination of 159 employees, consisting of 142 employees to reduce overall infrastructure costs and seventeen employees previously associated with our content management product line, and resulted in a charge of $6.8 million. Our second quarter 2002 realignment plan included the termination of 135 employees, consisting of 91 employees made redundant by the integration of Vality operations into our existing operations and 44 employees previously associated with our content management product line, and resulted in a charge of $5.4 million. Our first quarter 2002 realignment plan included the termination of four employees in an effort to reduce costs by consolidating certain offices in Europe and resulted in a charge of $0.3 million. During 2002, we also reversed $0.4 million of costs associated with our third quarter 2001 realignment plan as certain employees terminated employment voluntarily.

        Facilities and equipment costs.    Realignment plans approved in 2002 also resulted in a $1.1 million charge for facilities and equipment costs and primarily consisted of a $0.8 million charge in connection with our second quarter 2002 realignment plan for the impairment of computer equipment related to the termination of our content management product line.

        Other.    These costs consisted of $0.6 million of other exit costs, including $0.3 million related to our third quarter 2002 realignment plan and $0.3 million related to our second quarter 2002 realignment plan. Additionally, $0.4 million was incurred as part of our second quarter 2002 realignment plan for professional fees to terminate our content management product line.

  Informix Software

        Severance and employment related costs.    During 2002, we approved plans to continue to eliminate costs from our Informix Software business that resulted in the termination of 39 employees and a charge of $1.6 million.

        Facilities and equipment costs.    During 2002, we approved realignment plans that included revised estimates to exit facilities related to the IBM Transaction and write-off of abandoned fixed assets that resulted in a charge of $8.1 million. We recorded a charge of $4.3 million to revise estimates to exit facilities related to the IBM Transaction consisting of $9.3 million for the revision of reserve assumptions to reflect current market conditions and $2.0 million to assume additional leases, partially offset by $7.0 million related to the release from lease obligations of certain facilities. We recorded a charge of $2.7 million related to our third quarter 2002 realignment plan to write-off abandoned fixed assets primarily at vacated facilities. We recorded a charge of $0.4 million related to our second quarter 2002 realignment primarily for costs to manage facilities being exited. We also recorded a charge of $0.8 million related to our first quarter 2002 realignment plan for facility lease management and other lease obligation costs and $0.2 million related to our 2000 realignment plan for revised sublease assumptions due to a change in market conditions. During 2002 we reversed $0.3 million of costs related to the IBM Transaction, primarily for the refund of a facility deposit that had been previously reserved.

        Other.    During 2002, we approved plans to eliminate costs from our Informix Software business that resulted in $0.2 million of charges for other exit costs and reversed $0.4 million related primarily to the Ardent acquisition since reserves were no longer required as obligations were settled for amounts less than the recorded estimates.

  Merger, realignment and other charges — year ended December 31, 2001

        During 2001, we recorded $54.4 million of merger, realignment and other charges of which $50.2 million were expected to be paid in cash. The following table summarizes the components of these charges and distinguishing charges that relate to the ongoing Ascential Software business and those that relate to the assets of our database business sold in the IBM Transaction (in millions):

	Year Ended December 31, 2001
	Ascential Software	Informix Software	Total
Severance and employment-related costs
Third quarter 2001 realignment	$10.1	$—	$10.1
2000 Strategic realignment	—	3.5	3.5

Total — Severance and employment-related charges	10.1	3.5	13.6

Facilities and Equipment costs
IBM Transaction	—	35.3	35.3
2000 Strategic realignment/Other	—	2.1	2.1

Total — Facilities and Equipment charges	—	37.4	37.4

Write-off of abandoned technology	1.9	—	1.9
Costs to exit database commitments	—	1.0	1.0
Professional fees and other	—	0.5	0.5

Total — merger, realignment and other charges	$12.0	$42.4	$54.4

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

        The $1.9 million charge for the write-off of abandoned technology relates to our i.Decide product, which was discontinued as a result of the sale of the database business assets in the IBM Transaction.

  Informix Software

        In connection with the IBM Transaction, we recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities of the database business that were not required by either IBM or the Ascential Software business operations. This charge is comprised of a charge for the estimated residual lease obligations, net of anticipated sub-lease income, a write-off related to leasehold improvements and other fixed assets at these abandoned facilities.

        Also during 2001, as a result of strategic realignment activities undertaken during 2000 and prior merger and realignment activities, we also recorded charges of $3.5 million for severance and employment related costs, $2.1 million for facilities and equipment costs, $1.0 million to complete the exit from a commitment related to the database business and $0.5 million for ongoing professional fees related to the 2000 realignment.

  V. Other Income (Expense) — Ascential Software Corporation

        The following table depicts the components of other income and expense for Ascential Software Corporation for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Interest income	$11.1	$20.2	$24.1
Interest expense	(0.2)	(0.1)	(0.2)
Gain on sale of database business, net of adjustments	—	3.0	865.7
Impairment of long-term investments	—	(2.2)	(10.2)
Other income, net	2.5	(0.9)	(0.9)

        Interest income — years ended December 31, 2003, 2002 and 2001.    Interest income for the year ended December 31, 2003 decreased by $9.1 million, or 45%, to $11.1 million from $20.2 million during 2002. This decrease is attributable to three factors. First, the year ended December 31, 2002 includes $6.2 million of interest income on the IBM Holdback (see Note 14 to the Notes to Consolidated Financial Statements). The IBM Holdback was paid in full in January 2003, at which time the related interest income, which accrued at a rate of 6% per annum, was no longer payable. Second, the annual composite rate of return on cash and investments has declined by approximately 30 basis points as a result of the general economic environment and prevailing interest rates. Third, average cash balances have declined in 2003 principally as a result of the cash paid in connection with the Mercator acquisition.

        Interest income for the year ended December 31, 2002 was $3.9 million less than the amount for the same period in 2001. This is a result of an approximate 48% decline in average rates of return on cash and investments as a result of the drop in interest rates that occurred during the year. However, this decline in interest rates is offset by our higher average cash and investment balances during 2002. Our cash and investment balances were 28% higher, on a quarterly average, for the year ended December 31, 2002 compared with the same period in 2001 because the proceeds from the IBM Transaction were not received until the third quarter of 2001. Additionally, interest income includes approximately $6.2 million in 2002 for interest accrued during the year on the $100.0 million holdback associated with the IBM Transaction (included in "Receivable from sale of the database business" at December 31, 2002) while only $3.0 million in interest accrued on the holdback during 2001.

        Interest expense — years ended December 31, 2003, 2002 and 2001.    Interest expense for the year ended December 31, 2003 relates principally to the outstanding Mercator loan agreement for which the Company became responsible as a consequence of the Mercator acquisition (the "Mercator Loan Agreement") and interest on capital leases. The principal balance under the Mercator Loan Agreement was repaid by September 30, 2003 and therefore will not recur in subsequent periods.

        Interest expense decreased to $0.1 million for 2002 when compared to 2001 due principally to a decrease in interest charges on capital lease payments. Interest expense decreased by $0.3 million for 2001 when compared to 2000 also primarily due to a decrease in interest charges on capital lease payments.

        Gain on sale of database business, net of adjustments — years ended December 31, 2003, 2002 and 2001.    During the quarter ended September 30, 2001, we completed the IBM Transaction. In connection with this sale of our database business assets to IBM, a gain of $865.7 million was recorded in the year ended December 31, 2001. During 2002, we recorded a net increase of $3.0 million to the gain on sale of database business. The $3.0 million net increase was comprised of a $7.3 million increase due to the completion of the final audit of the working capital transferred to IBM partially offset by a $3.2 million payment to IBM to resolve informal matters raised by IBM related to the IBM Transaction, a $0.9 million decrease for administrative and professional fees required to dissolve subsidiaries rendered as inactive as a consequence of the IBM Transaction and a $0.2 million decrease related to adjustments to the working capital transferred to IBM. There were no adjustments to the gain during 2003.

        Impairment of long-term investments — years ended December 31, 2003, 2002 and 2001.    In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As a result of our assessments, we realized a loss of $2.2 million during 2002 and $10.2 million during 2001 for declines in value that were considered other-than-temporary.

        As of December 31, 2003, the remaining book value of long-term investments was approximately $2.3 million. We did not realize a loss due to these long-term investments in 2003, however, given the rapid changes occurring in the business sectors in which our strategic investments operate, additional impairment charges are possible in the future.

        Other, net — years ended December 31, 2003, 2002 and 2001.    Other, net, for the year ended December 31, 2003 totaled income of $2.5 million and consists of $1.7 million in income associated with a reversal of severance-related liabilities recorded in connection with the IBM Transaction that were determined to no longer be required; and $1.7 million in gains realized on investments offset by $0.9 million in net foreign exchange losses, including a $0.3 million credit of cumulative translation adjustment recorded to other income related to the liquidation of a subsidiary. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations and continue to evaluate our subsidiary structure as deemed appropriate to match business needs. As these subsidiaries become substantially liquidated, the cumulative translation adjustment that has been recorded on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

        Other, net for the year ended December 31, 2002 totaled a loss of $0.9 million. The most significant contributing factors consisted of $4.1 million in net foreign exchange losses related principally to the revaluation of the balance sheets of foreign subsidiaries whose functional currencies are the U.S. dollar (primarily Argentina, Mexico and Brazil), $0.5 million in net realized gains on short-term investments and $2.7 million in income from the proceeds received in connection with the favorable outcome of litigation during the year.

        For 2001, other expense included approximately $4.5 million of net foreign currency transaction losses offset primarily by $1.6 million of rent on subleased facilities in excess of our obligations to landlords, a gain of approximately $0.8 million on the cash surrender value of life insurance policies and $0.4 million of net realized gains on the sale of a long-term investment.

  VI. Income Taxes — Ascential Software Corporation

	Years Ended December 31,
	2003	2002	2001
	(in millions, other than percentages)
Income (loss) before income taxes	$(0.5)	$(81.4)	$782.3
Income tax expense (benefit)	(16.3)	(17.8)	157.4
Effective tax rate	*	21.9%	20.1%

*
Not meaningful

        For the year ended December 31, 2003, a tax benefit of $16.3 million was recorded. This amount includes a benefit of $25.2 million resulting from adjustments that were recorded to reflect the impact of closed tax audits, expiring statutes of limitations for the assessment of tax, and changes in estimates resulting from additional or new information related to certain tax accruals. The total tax benefit recorded is net of an accrual for state income taxes and a change in the valuation allowance on deferred tax assets. Additionally, during 2003, we incurred a $2.0 million charge for in-process research and development associated with the Mercator acquisition that is nondeductible for tax purposes.

        During 2002, we realized a tax benefit on losses generated at a rate that was less than the statutory rate of approximately 40%. This was due to the impact of the U.S. alternative minimum tax on the carryback of U.S. net operating losses and the impact of income taxes and withholding taxes owed in foreign jurisdictions.

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

        On June 17, 2003, we effected a one-for-four reverse split of our common stock. Accordingly, all share and per share price figures in this Item V, "Other Items" have been restated as though the reverse stock split had been in effect for all periods presented.

  Option Program Description

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees are eligible to participate. No executive officers were granted any options to purchase common stock in 2003.

  Option Plans

        See Note 7 of Notes to Consolidated Financial Statements.

Distribution and Dilutive Effect of Options to Executive Officers

        The following table summarizes employee and executive stock option grants as of and for the years ended December 31, 2003, 2002, and 2001, respectively.

	December 31, 2003	December 31, 2002	December 31, 2001
New grants during the period as a % of outstanding shares	3.3%	4.1%	2.9%
Grants to executive officers during the period as a % of total options granted	0.0%	37.4%	28.6%
Grants to executive officers during the period as a % of outstanding shares	0.0%	1.5%	0.8%
Cumulative options held by executive officers as a % of total options outstanding	27.0%	34.3%	15.0%

General Stock Option Information

        Following is a summary of activity for stock option plans for the years ended December 31, 2003 and 2002. For additional stock option information, see Note 7 of Notes to Consolidated Financial Statements

Shares Available for Options
December 31, 2001	1,522,962
Options granted	(2,392,498)
Options exercised	—
Options canceled	4,776,043
Additional shares reserved	1,250,000

December 31, 2002	5,156,507
Options assumed	—
Options granted	(1,963,943)
Options exercised	—
Options canceled	466,688
Additional shares reserved	5,500,000

December 31, 2003	9,159,252

In-the-Money and Out-of-the-Money Option Information as of December 31, 2003

	Exercisable		Unexercisable		Total
As of December 31, 2003	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
In-the-Money(1)	3,505,639	$15.58	3,919,560	$14.68	7,425,199	$15.10
Out-of-the-Money(1)	829,162	$52.93	43,034	$51.66	872,196	$52.86
Total Options Outstanding	4,334,801	$22.72	3,962,594	$15.08	8,297,395	$19.07

(1)
For purposes of this table, In-the-Money options are those options with an exercise price less than the closing price of $25.94 on December 31, 2003. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $25.94 as of December 31, 2003.

Option Grants to Executive Officers During the Year Ended December 31, 2003

        We did not grant any options to executive officers during the year ended December 31, 2003.

Aggregated Option Exercises by Executive Officers during the Year Ended December 31, 2003 and Option Values as of December 31, 2003

        The following table sets forth certain information regarding the exercise of stock options by executive officers during the year ended December 31, 2003 and stock options held as of December 31, 2003 by our executive officers.

			Number of Securities Underlying Unexercised Options at December 31, 2003
					Value of Unexercised In-the-Money Options at December 31, 2003(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Gyenes	185,000	$2,452,663	817,018	516,018	$7,128,520	$6,716,762
Peter Fiore	21,585	249,959	375,705	230,731	$2,828,470	$2,558,287
Robert C. McBride	—	—	80,728	106,772	$1,016,371	$1,465,879
Scott N. Semel	28,125	288,656	21,484	87,891	$313,912	$1,317,025

(1)
Based on the closing sales price of $25.94 of the underlying securities as of December 31, 2003, as reported on the NASDAQ National Market, minus the exercise price.

Liquidity and Capital Resources — Ascential Software Corporation

        Total liquidity at December 31, 2003 was $516.2 million and consists of cash and cash equivalents ("Cash") and short-term investments. At December 31, 2003, Cash was $202.6 million and short-term investments was $313.7 million. At December 31, 2002, Cash and short-term investments totaled $504.8 million and consisted of $216.6 million in cash and $288.2 million of short-term investments. The $11.4 million increase in Cash and short-term investments for the year ended December 31, 2003 consists of cash proceeds from financing activities of $18.1 million, the positive effect of exchange rates on Cash balances of $6.9 million and $1.2 million related to other sources, partially offset by cash used for operations of $14.8 million.

        The net cash proceeds of $18.1 million for financing activities consisted of $27.7 million of proceeds received through the issuance of approximately 2.2 million shares of our common stock primarily for options exercised and for purchases under our employee stock purchase plan, net of $9.1 million of payments on debt assumed in the Mercator transaction. These debt payments consist of a payment of $8.1 million to extinguish a line of credit assumed as part of the Mercator acquisition (see Note 12 of Notes to Consolidated Financial Statements) and $1.0 million of payments to extinguish other financing arrangements assumed at the date of the acquisition.

        Cash used for operations during 2003 included cash payments of $18.2 million related to merger, realignment and other costs. These merger, realignments and other costs consist of $8.8 million of cash payments related to the Mercator acquisition, $6.6 million of cash payments related to the IBM Transaction and $2.8 million due to various restructuring actions we took during 2001, 2002 and 2003. During the year ended December 31, 2003, cash payments for severance paid to former Mercator employees was $6.6 million, cash payments related to Mercator facilities that are no longer in use amounted to $1.3 million and other exit payments related to Mercator were $0.9 million. Barring unforeseen circumstances, we anticipate that substantially all severance payments and related employee costs of $8.4 million due to the purchase of Mercator will be paid out by the end of 2004. If we are unable to negotiate termination of our lease obligations for the Mercator facilities before the end of the respective lease terms, the Mercator facility exit costs will continue until the termination of the leases which expire at various dates through 2012. We do not expect future charges related to undiscounted Mercator lease obligations, excluding estimated sublease income, to exceed $22.6 million, the maximum remaining unaccrued obligation under existing contractual lease terms. In addition, during the year ended December 31, 2003, we made $6.6 million in cash payments, net of cash received from sublease arrangements, for facilities costs related to the Company's vacant, or partially vacant facilities as a result of the IBM Transaction. These payments are expected to continue until we can negotiate termination of the lease obligations or until the leases expire at various dates from 2004 through 2008. Cash payments of $2.8 million related to our restructuring actions taken during 2001, 2002 and 2003 were primarily for severance payments that are expected to be substantially paid by the end of 2004.

        The net $1.2 million of Cash and short term investments related to other sources during 2003 was due primarily to the receipt of $109.3 million from IBM, net of $94.9 million related to the purchase of Mercator, cash expenditures of $3.5 million for property and equipment, additions to software development costs of $7.8 million and purchases of strategic investments of $1.4 million. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the "Holdback") to satisfy the indemnification obligations that might arise under the IBM Transaction purchase agreement. The $109.3 million payment from IBM consisted of $100.0 million for the Holdback plus $9.3 million of interest on the Holdback (see Note 14 of Notes to Consolidated Financial Statements). The payment of $94.9 million for the purchase of Mercator consisted of a cash payment of $109.3 million for the outstanding shares of Mercator, net of $14.4 million of cash held by Mercator at the time of the closing of the transaction.

        During the year ended December 31, 2003, capital expenditures totaled $3.5 million. We currently plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff.

        As of December 31, 2003, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements and fund our research and development initiatives for at least the next twelve months. We also believe that we will have sufficient resources to continue to fund repurchases of common stock under the announced $350.0 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction in addition to current and future restructuring initiatives.

        The following table presents our contractual obligations as of December 31, 2003 (in millions):

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	1.7	0.9	0.8	—	—
Operating leases	84.1	15.9	24.8	17.5	25.9
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$85.8	$16.8	$25.6	$17.5	$25.9

        Obligations under operating leases exclude $53.9 million of minimum lease payments for a 200,000 square foot facility in Santa Clara, California that we leased in November 1996. We assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997 We remain contingently liable for minimum lease payments through March 2013 under this assignment which are included in the table of commercial commitments below.

        The following table presents our other commercial commitments as of December 31, 2003 (in millions):

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	4.3	—	0.7	0.7	2.9
Guarantees	53.9	5.1	10.8	11.4	26.6
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total contractual cash obligations	$58.2	$5.1	$11.5	$12.1	$29.5

        In May 2002 and November 2003, we entered into standby letters of credit that expire by May 2006 and November 2007, respectively, and guarantees $1.4 million of potential tax payments related to certain payments made to two of our former officers. These potential tax payments, which have been partially reserved based on management's assessment of the potential payments and relate to severance paid to these former officers in accordance with a change in control agreement that was triggered as part of the IBM Transaction. Payment under the standby letter of credit would be due upon final assessment of this tax liability. In addition, we were also required to enter into standby letters of credit to guarantee approximately $0.4 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from our bank if we were to default on our lease payment obligations.

        During 2003 the Company issued a $2.5 million standby letter of credit to guarantee certain lease obligations pursuant to the lease between Mercator and the landlord of an office facility located in Wilton, Connecticut. The letter of credit is automatically extended annually, but not beyond July 1, 2013.

  Disclosures About Market Rate Risk

        Market Rate Risk.    We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

        Interest Rate Risk.    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2003, the fair value of the portfolio would decline by approximately $0.9 million. Although we intend to utilize our fixed income investments to fund operations and acquisitions as needed, we currently have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of potential near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

        Equity Security Price Risk.    We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10 percent would have an immaterial impact on the value of these securities in 2003.

        Foreign Currency Exchange Rate Risk.    We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As these contracts are not designated as hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Eastern Europe and Asia/Pacific and are winding down operations in Latin America where there are limited forward foreign currency exchange markets and thus we may have un-hedged exposures in these currencies.

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

        The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the weighted average contractual foreign currency exchange rates. Since these contracts were entered into on the last day of 2003 the contract forward rate and the market forward rate are the same. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2003, we had accrued, as a component of accrued liabilities on our consolidated balance sheet, a gain of $3.2 million related to the fair market value of forward currency contracts that had closed as of December 31, 2003 but were not settled until January 5, 2004.

  Forward Contracts

At December 31, 2003	Contract Amount	Contract Rate
	(In thousands)
Forward currency to be sold under contract:
Swiss Franc	$3,603	1.2423
Singapore Dollar	2,059	1.6987
Korean Won	2,052	1,206.20
Norwegian Krona	1,697	6.6603
Brazilian Pesos	1,662	3.0225
Australian Dollar	1,412	1.3519
Slovak, Koruna	1,244	32.9490
Other (individually less than $1 million)	2,101

Total	15,830
Forward currency to be purchased under contract:
British Pound	44,056	0.5617
Euro dollar	1,740	0.7987
Other (individually less than $1 million)	2,571

Total	48,367

Grand Total	$64,197

Recent Accounting Pronouncements

        See Note 1 of Notes to Consolidated Financial Statements

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

        Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds from the sale of our database business assets to IBM, including the $100 million IBM Holdback, plus interest, released to us in January 2003. At December 31, 2003, as a result of the IBM Transaction and our continuing operations, we held $516.2 million in cash, cash equivalents and short-term investments. We intend to use the proceeds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will improve our financial results or increase stockholder value.

If we are unable to increase revenue from, and expand the market share of, our products, our financial results will be materially adversely affected.

        If we do not increase sales of our enterprise data integration products, our financial results will be materially adversely affected. Our revenue is currently derived almost entirely from our Enterprise Data Integration Suite. In order to increase revenues and grow our business, we must be able to increase sales of these products and our share of the enterprise data integration market. We cannot ensure that our current customers will continue to purchase our data integration product offerings and related services and that new customers will choose our solutions over our competitors' product offerings.

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

        We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Other vendors that offer ETL functionality include, among others, Informatica, SAS, Business Objects, Oracle and Cognos. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities, and companies' own internal development resources. Principal competitors relative to our Ascential DataStage offering include vendors such as Informatica, as well as enterprise software vendors who have embedded ETL capabilities, and companies' own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Avellino and Evoke. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One and Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

Competition may affect the pricing of our products or services and changes in product mix may occur, either of which may reduce our profit margins.

        Existing and future competition or changes in our product or service offerings or pricing could result in an immediate reduction in the prices of our products or services. In addition, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and education, could materially adversely affect our operating results for future periods. In addition, the pricing strategies of competitors in the software industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

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

        The competition for experienced, well-qualified personnel in the software industry is intense. Our future success depends on retaining the services of key personnel in all functional areas of our company, including engineering, sales, marketing, consulting and corporate services. For instance, we may be unable to continue to develop and support technologically advanced products and services if we fail to retain and attract highly qualified engineers, and to market and sell those products and services if we fail to retain and attract well-qualified marketing and sales professionals. We may be unable to retain key employees in all of these areas and we may not succeed in attracting new employees. In addition, from time to time we may acquire other companies. In order to achieve the anticipated benefits of any acquisition we may need transitional or permanent assistance from key employees of the acquired company. If we fail to retain, attract and motivate key employees, including those of companies that we acquire, we may be unable to develop, market and sell new products and services, which could materially adversely affect our operating and financial results.

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

        Accordingly, we may have substantial pricing exposure as a result of foreign exchange volatility during the period between pricing reviews. In addition, as noted previously, the sales cycles for our products are relatively long. Foreign currency fluctuations could, therefore, result in substantial changes in the financial impact of a specific transaction between the time of initial customer contact and revenue recognition. We have a foreign exchange hedging program that is intended to hedge the value of intercompany accounts receivable or intercompany accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed.

If we do not respond adequately to our industry's evolving technology standards or do not continue to meet the sophisticated needs of our customers, revenues from our products and solutions may decline.

        Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce commercially viable enhancements to our existing and acquired products and services on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. If we do not enhance our products and services to meet these evolving needs, we will not license or sell as many products and services and our position in existing, emerging or potential markets could be eroded rapidly by other product advances. In addition, commercial acceptance of our products and services also could be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and the media about us or our products or business, or by the advertising or marketing efforts of competitors, or by other factors that could adversely affect consumer perception.

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

        We depend on our installed customer base for future revenue from services and licenses of additional products. If our customers fail to renew their maintenance agreements, our revenue will decline. Our maintenance agreements are generally renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase or license additional products or services. Our services revenue and maintenance revenue also depends upon the continued use of these services by our installed customer base, including the customers of acquired companies. Any downturn in software license revenue could result in lower services revenue in current or future quarters.

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

        International sales represent approximately 46% of our total revenue. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

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

        Our business success will continue to be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These means of protecting proprietary rights may not be adequate, and the inability to protect intellectual property rights may adversely affect our business and/or financial condition. We currently hold a number of United States patents and pending applications. There can be no assurance that any other patents covering our inventions will be issued or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements. Our ability to sell or license our products and services and to prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Our products are generally licensed to end users on a "right-to-use" basis under a license that restricts the use of the products for the customer's internal business purposes.

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

        We are party to real estate leases for a total of approximately 583,000 square feet. At December 31, 2003, we actively utilized approximately 46% of this space, or 267,000 square feet. At December 31, 2003, approximately 54%, or 316,000 square feet, was currently unoccupied or sublet to a third party. Approximately 22% and 49% of the space occupied and unoccupied, respectively, is due to space acquired through the purchase of Mercator.

        Without taking into account any Mercator leases, Ascential is party to real estate leases for approximately 218,000 square feet that we actively utilize, and approximately 160,000 square feet that is currently unoccupied or sublet to a third party. At December 31, 2003, we have a restructuring reserve of $8.8 million associated with these leases comprised of $7.6 million for lease obligations and $1.2 million for restoration costs related to the disposition of this space as of December 31, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $4.6 million of sublease income relating to this space, $2.3 million for properties already sublet and $2.3 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $2.2 million resulting from additional restructuring costs.

        Additionally, as a result of the Mercator acquisition we have become party to additional real estate leases for approximately 49,000 square feet that will be actively utilized, and approximately 156,000 square feet that is currently unoccupied or sublet to a third party. At the date of the Mercator acquisition we assumed a liability of $10.5 million that Mercator previously established as a restructuring charge for facilities that they were partially occupying. Upon the consummation of the acquisition, we made a decision to vacate certain of these Mercator facilities entirely and, accordingly, recorded an additional reserve in purchase accounting of $17.4 million. The $17.4 million is primarily comprised of the lease obligations for these facilities through the year 2012. At December 31, 2003, we have a restructuring reserve of $28.4 million, primarily for future lease and lease-related obligations. In establishing these reserves, we have assumed that we will be able to sublet the available space and receive approximately $26.4 million of sublease income relating to this space, $2.8 million for properties already sublet and $23.6 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $20.7 million resulting from additional restructuring costs.

Our inability to rely on the statutory "safe harbor" for certain prior periods as a result of the settlement of the Securities and Exchange Commission investigation could harm our business.

        Effective January 11, 2000, Informix entered into a settlement with the SEC as a result of an investigation. Pursuant to the settlement, Informix consented to the entry by the SEC of an Order Instituting Public Administrative Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease and Desist Order. Pursuant to the order, Informix neither admitted nor denied the findings, except as to jurisdiction, contained in the order.

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

        As a consequence of the issuance of the January 2000 order, we were not, for the three year period expiring on January 11, 2003, able to rely on the "safe harbor" for forward-looking statements contained in the federal securities laws. The "safe harbor," among other things, limits potential legal actions against us in the event a forward-looking statement concerning our anticipated performance turns out to be inaccurate, unless it can be proved that, at the time the statement was made, we actually knew that the statement was false. If we become a defendant in any private securities litigation brought under the federal securities laws pertaining to that three year period, our legal position in the litigation could be materially adversely affected by our inability to rely on the "safe harbor" provisions for forward-looking statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On March 31, 2003, the Audit Committee of our Board of Directors approved the dismissal of KPMG LLP ("KPMG") as our independent accountants.

        The audit reports of KPMG on our consolidated financial statements for fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

        KPMG's report on our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 contained a separate paragraph stating "As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets."

        During fiscal years 2002 and 2001 and the subsequent interim period through March 31, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of such disagreement in connection with its reports on our financial statements. A letter from KPMG LLP is attached as Exhibit 16.1 to the Company's Current Report on Form 8-K dated March 31, 2003 filed with the Securities and Exchange Commission on April 3, 2003 and is incorporated herein by reference.

        On March 31, 2003, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP ("PWC") as our independent accountants for the fiscal year ending December 31, 2003. On April 16, 2003, PWC commenced its engagement as our independent accountants for the fiscal year ending December 31, 2003. During fiscal years 2002 and 2001 and the subsequent interim period through the date of PWC's engagement, neither we nor anyone on our behalf consulted PWC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided to us that PWC concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304(a) of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

        Certain information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers." The remaining information required by Item 10 of this Form 10-K is incorporated by reference to our definitive proxy statement.

Item 11. Executive Compensation

        The information required by Item 11 of this Form 10-K is incorporated herein by reference to our definitive proxy statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive proxy statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plan Information

        The following table provides information about common stock authorized for issuance under our equity compensation plans as of December 31, 2003:

			(c)
	(a)
		(b)	Number of securities remaining available for future issuance under equity Compensation plans (excluding securities reflected in column(a)((2)
	Number of securities to be issued upon exercise of Outstanding options, warrants and rights(1)
Plan Category		Weighted-average exercise price of outstanding options, warrants and rights

Equity compensation plans approved by security holders	2,714,885	$20.12	4,794,699	(3)
Equity compensation plans not approved by security holders	3,554,015	$15.53	4,739,969

Total	6,268,900	$17.52	9,534,668

(1)
This table excludes an aggregate of 2,028,495 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $23.87.

(2)
In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2003, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)
Includes 375,416 shares issuable under our 1997 Employee Stock Purchase Plan as of December 31, 2003.

Equity Compensation Plans Not Approved by Stockholders

        Presently, the Company grants stock option awards under two equity compensation plans that are not approved by the stockholders—the 1997 Non-Statutory Stock Option Plan (as amended, the "1997 Plan") and the Amended and Restated 1998 Non-Statutory Stock Option and Award Plan (the "1998 Plan"). The following descriptions of the material terms of the plans are qualified in their entirety by reference to the 1997 Plan and the 1998 Plan.

1997 Non-Statutory Stock Option Plan

        General

        In July 1997, the Board of Directors adopted the 1997 Plan for the purposes of granting nonstatutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentives to employees and promoting the success of the Company's business. Under the 1997 Plan, we are currently authorized to grant nonstatutory stock options to purchase an aggregate of 425,000 shares of common stock.

        The 1997 Plan is administered by a committee of the Board of Directors (the "1997 Committee"). The members of the 1997 Committee are appointed from time to time by, and serve at the pleasure of, the Board of Directors. At present, the 1997 Committee is made up of the members of our Compensation Committee.

        Subject to the terms of the 1997 Plan, the 1997 Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the 1997 Plan. The 1997 Committee may, among other things, determine the per share exercise price of options granted, the term of the option and the vesting period and the acceptable form of payment upon exercise of an option. All determinations and interpretations of the 1997 Committee are final and binding on the holders of options granted under the 1997 Plan.

        Eligibility

        The 1997 Plan provides that nonstatutory stock options may be granted to employees (including officers and directors who are also employees) and consultants (including advisors) of the Company and its subsidiaries; provided, however, that options may only be granted to officers and employee directors of the Company as an inducement essential to their entering into an employment contract with the Company.

        Amendment and Termination

        Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, the Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1997 Plan or any part of it; however, no such amendment, alteration, suspension or termination may impair the rights of any optionholder without the consent of the optionholder. The 1997 Plan is effective for a term of 10 years and will terminate on July 22, 2007, unless terminated earlier by the Board of Directors.

        Changes in Capital Structure

        In the event of a stock dividend, stock split, reverse stock split, combination, reclassification or similar event, the number of shares authorized for issuance under the 1997 Plan, the outstanding options and the exercise price of such options will be proportionately adjusted.

        In the event of a dissolution or liquidation, the 1997 Committee may accelerate the vesting of then-unvested options until 10 days prior to such transaction. In the event of any merger or asset sale, outstanding options shall be assumed or an equivalent option substituted by the successor corporation. In the event that the successor corporation refuses to assume the options, the options shall fully vest and become exercisable.

Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

        General

        In July 1998, the Board of Directors adopted the 1998 Plan for the purposes of granting nonstatutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentive to employees and consultants and promoting the success of the Company's business. In June 2003, the 1998 Plan was amended to provide for the issuance of restricted stock awards to employees and consultants of the Company. Under the 1998 Plan 8,125,000 shares of common stock are authorized for issuance.

        The 1998 Plan is presently administered by a committee of the Board of Directors (the "1998 Committee"). The members of the 1998 Committee are appointed from time to time by, and serve at the pleasure of, the Board of Directors. At present, the Compensation Committee administers the 1998 Plan. The Compensation Committee has delegated authority to administer the 1998 Plan to a Stock Option Committee of which the Company's Chairman of the Board of Directors and Chief Executive Officer, Peter Gyenes, is the sole member. The Stock Option Committee has the authority to select the employees, other than officers (as defined) and directors, to whom options may be granted under the

1998 Plan. At each regularly scheduled meeting of the Board of Directors and of the Compensation Committee, all such option grants by the Stock Option Committee issued since the prior scheduled meeting are reviewed. In addition, the Company's current practice is to have the Compensation Committee and/or the Board of Directors determine, authorize and approve annual executive option grants.

        Subject to the terms of the 1998 Plan, the 1998 Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the 1998 Plan. The 1998 Committee may, among other things, determine the per share exercise price of options granted, the term of the option and the vesting period and the acceptable form of payment upon exercise of an option. All determinations and interpretations of the 1998 Committee are final and binding on the holders of options granted under the 1998 Plan.

        Eligibility

        The 1998 Plan provides that nonstatutory stock options and restricted stock may be granted to employees (including officers) and consultants (including advisors).

        Amendment and Termination

        Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, the Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1998 Plan or any part it; however, no such amendment, alteration, suspension or termination shall impair the rights of any optionholder without the consent of the optionholder. The 1998 Plan is effective for a term of 10 years and will terminate on July 17, 2008, unless terminated earlier by the Board of Directors.

        Changes in Capital Structure

        In the event of a stock dividend, stock split, reverse stock split, combination, reclassification or similar event, the number of shares authorized for issuance under the 1998 Plan, the outstanding options and awards and the exercise price of such options will be proportionately adjusted.

        In the event of any merger, direct or indirect purchase, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company, all obligations of the Company under the 1998 Plan, with respect to the options granted under the 1998 Plan, shall be binding on any successor to the Company.

        The remaining information required by Item 12 of this Form 10-K is incorporated herein by reference to our definitive proxy statement.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 of Form 10-K is incorporated herein by reference to our definitive proxy statement under the section captioned "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 of this Form 10-K is incorporated herein by reference to our definitive proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following are filed as a part of this Annual Report and included in Item 8:

(a)(1)     Financial Statements

(a)(2)     Financial Statements Schedules

        All schedules are not submitted because they are not applicable, not required, or the information is included in our Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

(a)(3)     Exhibits

2.1(2)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.
2.2(14)	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated
3.1(3)	Restated Certificate of Incorporation, as amended
3.2(4)	Second Amended and Restated Bylaws of Ascential Software Corporation
3.3(5)	Certificate of Designation of Series B Convertible Preferred Stock
4.1(6)	First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
4.2(6)	Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
4.3(7)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Registrant and EquiServe Trust Company, N.A.
10.1(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes

10.2(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore
10.3(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel
10.4(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride
10.5(8)(†)	Form of Indemnity Agreement to which the Registrant is a party with each of its directors and executive officers
10.6(9)(†)	Part-Time Employment and Transition Agreement between the Registrant and Peter Gyenes
10.7(10)(†)	Offer of Employment Letter, dated July 31, 2000, between the Registrant and Peter Gyenes
10.8(11)	Settlement Agreement, effective January 11, 2000, between the Registrant and the Securities and Exchange Commission
10.9(12)(†)	Offer of Employment Letter, dated June 13, 2001, between the Registrant and Robert C. McBride
10.10(12)(†)	Offer of Employment Letter, effective July 25, 2001, between the Registrant and Scott Semel
10.11(12)(†)	Form of Offer of Employment Letter for officers of the Registrant
10.12(13)	Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation
10.13(12)	Lease, dated May 3, 1994, between VMark Software, Inc. and 50 Washington Street Associates L.P. for office space at 50 Washington Street, Westborough, Massachusetts
10.14(12)
Amendment of Lease, dated March 27, 1998, between Ardent Software, Inc. (formerly VMark Software, Inc.) and Fifty Washington Street Limited Partnership for office space at 50 Washington Street, Westborough, Massachusetts
10.15(12)
Agreement, dated March 12, 2001, among the Registrant, Informix Software, Inc., Ascential Software, Inc. and Fifty Washington Street Limited Partnership regarding Lease for office space at 50 Washington Street, Westborough, Massachusetts
10.16(15)(†)	Second Restated 1994 Stock Option and Award Plan
10.17(15)(†)	Second Restated 1989 Outside Directors Stock Option Plan
10.18(15)(†)	Second Restated 1997 Employee Stock Purchase Plan
10.19(15)(†)	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan
10.20(18)(†)	1997 Non-Statutory Stock Option Plan
10.21(1)(†)	Amendment to 1997 Non-Statutory Stock Option Plan
10.22(17)(†)	TSI International Software Inc. 1993 Stock Option Plan
10.23(17)(†)	1996 Novera Software Inc. Stock Option Plan
10.24(17)(†)	Mercator Software, Inc. 1997 Equity Incentive Plan
16.1(19)	Letter from KPMG LLP to the Commission dated April 2, 2003.

21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of KPMG LLP
23.2(1)	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (set forth on signature page)
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(16)
Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein
99.2(16)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)
Filed herewith

(2)
Incorporated by reference to exhibit filed with the Registrant's current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(3)
Incorporated by reference to exhibit filed with the Registrant's quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)

(4)
Incorporated by reference to exhibit filed with the Registrant's quarterly report on Form 10-Q filed with the Commission on May 15, 2003 (File No. 000-15325)

(5)
Incorporated by reference to exhibit filed with the Registrant's current report on Form 8-K filed with the Commission on December 4, 1997 (File No. 000-15325)

(6)
Incorporated by reference to exhibit filed with the amendment to the Registrant's registration statement on Form 8-A/A filed with the Commission on September 3, 1997 (File No. 000-15325)

(7)
Incorporated by reference to exhibit filed with Amendment No. 5 to the Registrant's registration statement on Form 8-A/A filed with the Commission on May 1, 2002 (File No. 000-15325)

(8)
Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K filed with the Commission on March 27, 2003 (File No. 000-15325)

(9)
Incorporated by reference to exhibit filed with the Registrant's quarterly report on Form 10-Q filed with the Commission on May 15, 2000 (File No. 000-15325)

(10)
Incorporated by reference to exhibit filed with the Registrant's quarterly report on Form 10-Q filed with the Commission on November 14, 2000 (File No. 000-15325)

(11)
Incorporated by reference to exhibit filed with the Registrant's current report on Form 8-K filed with the Commission on January 19, 2000 (File No. 000-15325)

(12)
Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K filed with the Commission on April 1, 2002 (File No. 000-15325)

(13)
Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on May 10, 2001 (File No. 000-15325)

(14)
Incorporated by reference to exhibit filed with the Registrant's quarterly report on Form 10-Q filed with the Commission on May 15, 2002 (File No. 000-15325)

(15)
Incorporated by reference to exhibit filed with the Registrant's registration statement on Form S-8 filed with the Commission on December 5, 2003 (File No. 333-110970)

(16)
Incorporated by reference to exhibit filed with the Registrant's current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(17)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782)

(18)
Incorporated by reference to exhibit filed with the Registrant's annual report on Form 10-K filed with the Commission on March 31, 1998 (File No. 000-15325)

(19)
Incorporated by reference to exhibit filed with the Registrant's current report on Form 8-K filed with the Commission on April 3, 2003 (File No. 000-15325)

(†)
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

(b)   Reports on Form 8-K

        On October 30, 2003, the Company furnished a Current Report on Form 8-K dated October 23, 2003 for the purpose of furnishing under Item 12 (Results of Operations and Financial Condition) to the Commission as an exhibit thereto the Company's press release dated October 23, 2003 announcing the Company's financial results for the quarter ended September 30, 2003.

        On November 26, 2003, the Company filed an amendment to a current report on Form 8-K dated September 12, 2003 included under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" the following financial information:

    Mercator Software, Inc. Consolidated Balance Sheet as of December 31, 2002

    Mercator Software, Inc. Consolidated Statement of Operations for the year ended December 31, 2002

    Mercator Software, Inc. Consolidated Statement of Stockholders' Equity and Comprehensive Loss for the year ended December 31, 2002

    Mercator Software, Inc. Consolidated Statement of Cash Flows for the year ended December 31, 2002

    Independent Auditors' Report as of and for the year ended December 31, 2002

    Mercator Software, Inc. Unaudited Consolidated Balance Sheet as of June 30, 2003

    Mercator Software, Inc. Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss) for the six month period ended June 30, 2003

    Mercator Software, Inc. Unaudited Consolidated Statements of Cash Flow for the six month period ended June 30, 2003

    Unaudited Pro Forma Combined Condensed Financial Information

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION
Date: March 15, 2004	By:	/s/ PETER GYENES Peter Gyenes Chief Executive Officer and Chairman of the Board of Directors

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER GYENES Peter Gyenes	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004
/s/ ROBERT C. MCBRIDE Robert C. McBride	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004
/s/ ROBERT M. MORRILL Robert M. Morrill	Director	March 15, 2004
/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	March 15, 2004
/s/ DAVID J. ELLENBERGER David J. Ellenberger	Director	March 15, 2004
/s/ WILLIAM J. WEYAND William J. Weyand	Director	March 15, 2004

ASCENTIAL SOFTWARE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders of Ascential Software Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ascential Software Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Ascential Software Corporation

        We have audited the accompanying consolidated balance sheet of Ascential Software Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascential Software Corporation and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
Boston, Massachusetts
January 29, 2003

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$202,568	$216,551
Short-term investments	313,681	288,199
Accounts receivable, net	42,034	27,112
Receivable from sale of the database business	—	109,200
Recoverable income taxes	1,276	17,448
Other current assets	22,035	13,688

Total current assets	581,594	672,198
Property and equipment, net	11,186	5,427
Software development costs, net	14,794	14,124
Long-term investments	2,301	966
Goodwill	324,327	162,670
Intangible assets, net	19,863	11,070
Deferred income taxes	1,392	28,515
Other assets	10,622	11,280

Total assets	$966,079	$906,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,878	$8,136
Accrued expenses	14,433	23,137
Accrued employee compensation	24,207	14,861
Income taxes payable	62,327	98,916
Deferred revenue	41,106	17,666
Accrued merger, realignment and other charges	46,705	15,698
Deferred income taxes	594	33,171
Other current liabilities	1,585	479

Total current liabilities	207,835	212,064

Lease obligations	558	—

Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, par value $.01 per share — 5,000,000 shares authorized; no shares issued or outstanding at both December 31, 2003 and December 31, 2002	—	—
Common stock, par value $.01 per share — 115,000,000 shares authorized; 68,478,000 and 66,361,000 shares issued and 60,085,000 and 57,868,000 shares outstanding at December 31, 2003 and 2002, respectively	685	664
Additional paid-in capital	647,199	602,513
Treasury stock, 8,393,000 and 8,493,000 shares at December 31, 2003 and 2002, respectively, at cost	(98,454)	(99,626)
Retained earnings	218,048	202,243
Deferred compensation	(1,779)	(235)
Accumulated other comprehensive loss	(8,013)	(11,373)

Total stockholders' equity	757,686	694,186

Total liabilities and stockholders' equity	$966,079	$906,250

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net revenues
Licenses	$92,550	$59,611	$211,736
Services	93,036	53,407	269,596

	185,586	113,018	481,332

Costs and expenses
Cost of licenses	15,291	18,350	34,271
Cost of services	40,050	33,089	107,537
Sales and marketing	79,950	73,080	207,259
Research and development	27,515	24,044	87,005
General and administrative	30,838	41,054	81,561
Write-off of acquired in-process research and development	2,000	1,170	5,500
Merger, realignment and other charges	3,857	23,669	54,359

	199,501	214,456	577,492

Operating loss	(13,915)	(101,438)	(96,160)
Other income (expense)
Interest income	11,129	20,194	24,119
Interest expense	(207)	(84)	(172)
Gain on sale of database business	—	3,040	865,675
Impairment of long-term investments	—	(2,187)	(10,190)
Other, net	2,502	(929)	(972)

Income (loss) before income taxes	(491)	(81,404)	782,300
Income tax expense (benefit)	(16,296)	(17,831)	157,352

Net income (loss)	$15,805	$(63,573)	$624,948

Net income (loss) per common share
Basic	$0.27	$(1.03)	$9.01

Diluted	$0.26	$(1.03)	$8.79

Shares used in per share calculations
Basic	58,409	61,931	69,373

Diluted	59,703	61,931	71,084

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$15,805	$(63,573)	$624,948
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	10,008	10,013	25,730
Amortization of capitalized software development costs	7,109	6,557	14,561
Write-off of long-term investments	—	2,188	10,190
Write-off of capitalized software development costs	—	5,200	—
Write-off of acquired in process research and development	2,000	1,170	5,500
Foreign currency transaction (gains) losses	(1,242)	1,561	4,332
Gain on sales of available for sale securities	(1,884)	—	(439)
Loss on disposal of property and equipment	49	800	162
Provisions for losses on accounts receivable	971	2,426	12,039
Merger, realignment and other charges	3,857	23,669	54,359
Gain on sale of database business	—	(3,040)	(865,675)
Stock-based employee compensation	1,045	245	498
Class action settlement payment	—	—	(26,200)
Changes in operating assets and liabilities, net of impact of acquisitions and disposals:
Accounts receivable	(2,370)	396	37,650
Other assets	3,282	7,513	(40,063)
Accounts payable, accrued expenses and other liabilities	(51,236)	(81,025)	(15,780)
Deferred income taxes	(4,283)	(6,252)	6,847
Deferred revenue	2,121	1,662	2,203

Net cash and cash equivalents used in operating activities	(14,768)	(90,490)	(149,138)

Cash flows from investing activities
Investments of excess cash:
Purchases of available-for-sale securities	(873,866)	(552,994)	(407,853)
Maturities of available-for-sale securities	561,314	341,364	137,700
Sales of available-for-sale securities	286,688	195,965	88,893
Purchases of strategic investments	(1,375)	—	—
Proceeds from sales of equity securities	—	—	1,439
Purchases of property and equipment	(3,549)	(2,950)	(17,716)
Proceeds from disposal of property and equipment	—	—	310
Proceeds from sale of database business	109,328	11,000	888,400
Additions to software development costs	(7,779)	(10,962)	(11,395)
Business combinations, net of cash acquired	(94,947)	(100,473)	(37,768)
Other, net	—	—	(1,362)

Net cash and cash equivalents provided by (used in) investing activities	(24,186)	(119,050)	640,648

Cash flows from financing activities
Advances from customers	—	—	3,418
Proceeds from issuance of common stock, net	27,737	2,638	13,307
Acquisition of common stock	—	(74,162)	(143,023)
Extinguishment of debt	(9,081)	—	—
Fees paid to execute one-for-four reverse stock split	(203)	—	—
Principal payments on capital leases	(389)	—	(49)

Net cash and cash equivalents provided by (used in) financing activities	18,064	(71,524)	(126,347)

Effect of exchange rate changes on cash and cash equivalents	6,907	8,308	(4,276)

Increase (decrease) in cash and cash equivalents	13,983	(272,756)	360,887
Cash and cash equivalents at beginning of year	216,551	489,307	128,420

Cash and cash equivalents at end of year	$202,568	$216,551	$489,307

See Notes to Consolidated Financial Statements.
See supplemental cash flow data in Note 1 to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

			Shares to be Issued for Litigation Settlement
	Common Stock					Treasury Stock		Retained Earnings (Accumulated Deficit)		Other Comprehensive Income (Loss)
					Additional Paid-In Capital				Deferred Compensation
	Shares	Amount	Shares	Amount		Shares	Amount				Totals
Balance at December 31, 2000	70,091	$701	—	$61,228	$634,969	—	$—	$(359,132)	$—	$(19,645)	$318,121
Net income								624,948			624,948
Other comprehensive income										672	672
Exercise of stock options	629	6			8,792						8,798
Common stock issued under employee stock purchase plan	357	4			4,505						4,509
Tax benefit from issuances under employee stock benefit plans					26,928						26,928
Stock-based compensation expense resulting from stock options					4,944						4,944
Repurchase of common stock						(8,500)	(143,023)				(143,023)
Retirement of common stock	(6,640)	(67)			(117,492)	6,640	117,559				—
Repurchase and retirement of unvested Cloudscape options and founder's stock	(3)	—			(3)						(3)
Cash payment for Litigation Settlement					(26,200)						(26,200)
Shares issued in Litigation Settlement	1,514	15		(61,228)	61,213						—
Deferred compensation as a result of the Torrent acquisition									(549)		(549)
Fair value of stock options exchanged in Torrent acquisition					651						651

Balance at December 31, 2001	65,948	$659	—	$—	$598,307	(1,860)	$(25,464)	$265,816	$(549)	$(18,973)	$819,796
Net loss								(63,573)			(63,573)
Amortization of deferred compensation									314		314
Other comprehensive income										7,600	7,600
Exercise of stock options	148	2			1,247						1,249
Common stock issued under employee stock purchase plan	190	2			1,384						1,386
Tax benefit from issuances under employee stock benefit plans					586						586
Stock issued to former Vality Chief Executive Officer under restricted stock agreement	75	1			989						990
Repurchase of common stock						(6,633)	(74,162)				(74,162)

Balance at December 31, 2002	66,361	$664	—	$—	$602,513	(8,493)	$(99,626)	$202,243	$(235)	$(11,373)	$694,186
Net income								15,805			15,805
Other comprehensive income										3,360	3,360
Exercise of stock options	2,054	20			25,869						25,889
Common stock issued under employee stock purchase plan	164	2			1,846						1,848
Stock based compensation					690						690
Tax benefit from issuances under employee stock benefit plans					1,952						1,952
Adjustment associated with one-for-four reverse stock split, cost of execution, and repurchase of fractional shares	(1)				(203)						(203)
Deferred compensation as a result of the Mercator acquisition									(2,421)		(2,421)
Fair value of stock options exchanged in Mercator acquisition					15,703						15,703
Amortization of deferred compensation									827		827
Adjustment to deferred compensation as a result of employee terminations									50		50
Retirement of treasury stock at average cost	(100)	(1)			(1,171)	100	1,172				—

Balance at December 31, 2003	68,478	$685	—	$—	$647,199	(8,393)	$(98,454)	$218,048	$(1,779)	$(8,013)	$757,686

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$15,805	$(63,573)	$624,948

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $169, tax expense of $1,119 and taxes of $0 for the years ended December 31, 2003, 2002 and 2001, respectively.	(253)	1,366	(1,831)
Reclassification adjustment for realized (gains) losses included in net loss, net of tax expense of $753, tax benefit of $641 and taxes of $0 for the years ended December 31, 2003, 2002 and 2001, respectively	(1,131)	1,602	3,369
Change in cumulative foreign currency exchange translation adjustment	4,744	4,632	(866)

Other comprehensive income	3,360	7,600	672

Comprehensive income (loss)	$19,165	$(57,973)	$625,620

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

        Organization and Operations.    Ascential Software Corporation ("Ascential" or the "Company") was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name "Informix Corporation." During the third quarter of 2001, the Company sold to International Business Machines Corporation ("IBM") substantially all of the assets relating to its database management systems business, including the name "Informix," for a purchase price of $1.0 billion in cash (the "IBM Transaction" — see Note 14 of Notes to Consolidated Financial Statements). In connection with the sale to IBM, the Company changed its name to Ascential Software Corporation.

        Ascential is a global provider of enterprise integration software and services. Ascential designs, develops, markets and supports enterprise data integration software products and solutions to allow its worldwide customers, mid-sized and large organizations and governmental institutions, to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. The Company also offers to its customers a variety of services such as consulting, including implementation assistance and project planning and deployment, support, and education.

        The principal geographic markets for the Company's products are North America, Europe, and Asia/Pacific. Customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the insurance, financial services, healthcare, life sciences, manufacturing, consumer goods, retail, telecommunications and government services sectors.

  Basis of Presentation.

        Reverse Stock Split.    On June 17, 2003, the Company effected a one-for-four reverse stock split of its common stock. Accordingly, all share and earnings per share figures of the Company have been restated as though the reverse split had been in effect for all periods presented.

        Use of Estimates.    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of investments, fair value of goodwill, fair value and useful lives of intangible assets, net realizable value and useful lives of capitalized software costs, property and equipment, in-process research and development costs, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the recognition of revenue and expenses, that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

        Principles of Consolidation.    The consolidated financial statements include the accounts of Ascential Software Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Foreign Currency Translation.    For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included in other comprehensive income (loss), a separate component of stockholders' equity.

        For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded net foreign currency transaction losses of $0.9 million, $4.0 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Derivative Financial Instruments.    The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As the Company's contracts are not designated as hedges as defined in Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and are economic hedges in nature for financial reporting, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized immediately in earnings as a component of other income (expense), net and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Eastern Europe, and Asia/Pacific and is winding down operations in Latin America where there are limited forward currency exchange markets and thus the Company may have unhedged exposures in these currencies.

        Most of the Company's international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and our implementation of a revised pricing structure. This results in substantial pricing exposure due to foreign exchange volatility during the period between annual pricing reviews. In addition, the sales cycle for the Company's products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurances that the Company's hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.

        Revenue Recognition.    While the Company applies the guidance of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, in the application of these standards the Company exercises judgment and use estimates in connection with the determination of the amounts of software license and services revenues to be recognized in each accounting period.

        Generally, the Company's software license arrangements do not include significant modification or customization of the underlying software, and as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB origin or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

        The Company's software is distributed primarily through its direct sales force; however, the Company's indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized on a sell-through basis; that is, when the Company receives persuasive evidence that the reseller has sold the products to an end-user customer. The Company does not offer contractual rights of return, stock balancing or price protection to its resellers, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.

        At the time of each sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. At the same time, the Company assesses whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. The Company's software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, the Company records revenue only upon the earlier of (1) receipt of a written acceptance, (2) expiration of the acceptance period or (3) payment.

        The Company's software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When the Company determines that such services are not essential to the functionality of the licensed software and qualify as "service transactions" under SOP 97-2, the Company records revenue separately for the license and service elements of these arrangements. Generally, the Company considers that a service is not essential to the functionality of the software when the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software arrangements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, the Company estimates the stage of completion of contracts with fixed or "not to exceed" fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods.

        The Company generally uses the residual method as prescribed in SOP 98-9 to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and education services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. The Company determines VSOE of the fair value of maintenance and services revenues based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. The Company's current pricing practices are influenced primarily by market conditions, product type, purchase volume, maintenance term and customer location. The Company reviews services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate, the Company's VSOE of fair value for such services to ensure that it reflects our recent pricing experience. Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.

        Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis. It is uncommon for the Company to offer a specified upgrade to an existing product; however, in such instances, all revenue of the arrangement is deferred until the future upgrade is delivered.

        When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.

        Education and training services include on-site training, classroom training, and computer-based training and assessment. Education and training revenues are recognized as the related training services are provided.

        Deferred revenue and the corresponding accounts receivable for unpaid customer balances on certain service agreements billed during the last quarter of the year are reduced when revenue recognition on these agreements has not commenced because they are attributable to future periods.

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

        Software Development Costs.    The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level must be capitalized and amortized ratably over the expected economic life of the product. The Company uses the completion of a detailed program design as the milestone in determining technological feasibility. In accordance with SFAS No. 86 the Company achieves technological feasibility for each product upon completion of a detailed program in which (1) the Company has established that the necessary skills, hardware and software technology are available to the Company to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. Software costs also include amounts paid for purchased software and outside development on products that have reached technological feasibility. All software development costs are amortized as cost of licenses on a straight-line basis over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company recorded amortization of $7.1 million, $6.6 million and $14.6 million in 2003, 2002 and 2001, respectively, in cost of license. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for all products to the net of estimated future gross revenues for all products less the estimated future cost of completing, maintaining, supporting and disposing of all products. No impairment charges were booked in 2003, 2002 or 2001 in conjunction with the Company's recoverability assessments. During 2002, the Company terminated two products resulting in impairment charges totaling $5.2 million related to software development costs that were previously capitalized (see Note 15 of Notes to Consolidated Financial Statements).

        The Company accounts for the costs of computer software developed or obtained for internal use in accordance with the SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred to develop software for internal use be capitalized. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized $0.6 million, $0.6 million and $5.9 million, respectively, under SOP 98-1. Cost capitalized prior to July 1, 2001 were related to assets transferred to IBM as a result of the IBM Transaction. Costs capitalized in 2003 and 2002 are amortized over the estimated useful life of the software developed, which is generally three years. The net book value of costs capitalized under SOP 98-1 was $0.7 million as of December 31, 2003.

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 36 to 48 months are used on computer equipment, and an estimated useful life of seven years is used for furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or the useful life of the improvements. Property under capital leases is amortized over the life of the respective lease or the estimated useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense when incurred and expenditures related to additions and improvements are capitalized as incurred. When an item is sold or retired, the related accumulated depreciation is relieved and the resulting gain or loss net of cash received, if any, is recognized in the income statement.

        Businesses Acquired.    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 and adopted the remaining provisions of SFAS No. 141 effective January 1, 2002. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets typically include customer lists and patented technology, which are generally amortized on a straight-line basis over their estimated useful lives of three to five years and covenants not to compete, which are amortized on a straight-line basis over the life of the covenant.

        On September 12, 2003, the Company completed the acquisition of Mercator Software, Inc. ("Mercator") pursuant to the Agreement and Plan of Merger dated as of August 2, 2003 ("Merger Agreement") as discussed further in Note 12 to these Consolidated Financial Statements. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator have been included in the Company's consolidated financial statements since the date of acquisition.

        Impairment of Long-Lived Assets. Effective January 1, 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing intangible assets with indefinite useful lives including goodwill, assembled workforce and trademarks. Instead, these assets are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the applicable reporting unit is compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

        Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software development costs, customer lists and long term investments). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review certain long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis

        Stock-Based Compensation.    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for entities that elect to voluntarily change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the provisions of SFAS No. 148 effective December 31, 2002 and has elected to continue to account for stock-based awards to employees in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB No. 25"). Under APB No. 25, the Company generally recognizes no compensation expense with respect to stock based awards granted to employees under the terms of the Company's various stock option plans and issued under the Company's Employee Stock Purchase Plan ("ESPP"). All options granted under stock option plans were for a fixed number of shares and had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 148, as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

        The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2003	2002	2001	2003	2002	2001
Dividend rate	—	—	—	—	—	—
Expected life (years)	4.5	4.5	4.5	0.25	0.25	0.25
Expected volatility	81%	85%	86%	82%	85%	86%
Risk-free interest rate	3.0%	3.5%	4.3%	1.0%	1.4%	4.2%

        For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the award's vesting period (for options) and the three-month purchase period (for stock purchases under the ESPP). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2003	2002	2001
	(In thousands except for per share information)
Net income (loss) applicable to common stockholders:
As reported	$15,805	$(63,573)	$624,948
Add:
Stock based compensation recognized in net income (loss)	1,045	245	498
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,190)	(28,811)	(34,023)

Pro forma net income (loss) applicable to common stockholders	$(2,340)	$(92,139)	$591,423

Net income (loss) per common share:
Basic, as reported	$0.27	$(1.03)	$9.01

Basic, pro forma	$(0.04)	$(1.49)	$8.53

Diluted, as reported	$0.26	$(1.03)	$8.79

Diluted, pro forma	$(0.04)	$(1.49)	$8.32

        The weighted-average fair value of the options granted during 2003, 2002 and 2001 were $10.59, $7.33 and $12.36 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the 1997 ESPP during 2003, 2002 and 2001 were $4.15, $3.8 and $5.04 per share, respectively.

        Concentration of Credit Risk.    The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. No single customer accounted for 10% or more of the consolidated net revenues of the Company in 2003 and 2001. For 2002, IBM was responsible for 11% of total revenues and no other single customer accounted for more than 10% of total revenues.

        Cash, Cash Equivalents, Short-Term Investments, and Long-Term Investments.    The Company considers liquid investments purchased with an original remaining maturity of three months or less to be cash equivalents. Investments with an original remaining maturity of more than three months but less than twelve months or investments with maturity of more than twelve months that the Company intends to sell within one year to fund current operations or acquisitions are considered to be short-term investments. All other investments are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company also maintains investments in certain publicly traded marketable equity securities and also classifies these as available for sale. The Company realized net gains of approximately $1.9 million, $0.6 million and $0.4 million on the sale of available-for-sale short term investments during 2003, 2002 and 2001, respectively.

        In 2003 and 2001, the Company did not recognize any gains or losses associated with its available-for-sale marketable equity securities. The Company did however realize pretax losses of $2.2 million related to other than temporary declines in the market value of its available-for-sale marketable equity securities during 2002. These losses had previously been recognized as a component of accumulated other comprehensive income.

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

        The Company maintains investments in equity instruments of certain privately held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not otherwise have significant influence over the investee. For these non-marketable investments, the Company's policy is to periodically review for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity and the continued strategic importance of the investment to the Company. When the Company determines that a decline in fair value below the cost basis is other than temporary, the related investment is written down to fair value. The Company recorded impairment losses on strategic investments of $10.2 million in 2001. No impairment losses were recorded in 2003 and 2002.

        Fair Value of Financial Instruments.    Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices. The carrying value of these financial instruments approximates fair value.

        Reclassifications.    Certain prior period amounts have been reclassified to conform to the current period presentation.

        Supplemental Cash Flow Data.    The Company paid income taxes in the net amount of $4.5 million and $67.6 million in 2003 and 2001, respectively, and received income tax refunds in the net amount of $23.3 million during 2002. The Company paid interest in the amount of $0.2 million, $0.1 million and $0.2 million during 2003, 2002 and 2001, respectively.

        The Company has recorded $0.5 million of non-cash charges for additions to capital leases during the year ended December 31, 2003. Non-cash asset write-offs of $9.1 million and $14.4 million were recorded by the Company during the years ended December 31, 2002 and December 31, 2001, respectively.

New Accounting Pronouncements.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first interim period ending after March 15, 2004 to pre-existing entities. The adoption of FIN No. 46 is not expected to have a material effect on our financial position or results of operations. For those arrangements entered into prior to January 31, 2003 and before December 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted by the Company in the second quarter of fiscal 2004. The adoption of FIN 46R is not expected to have a material impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments be classified as a liability in the balance sheet, that, under previous guidance, could have been accounted for as equity. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative (as defined in SFAS No. 133), clarifies when a derivative contains a financing component, amends definitions to conform to language used in FIN No. 45 and amends certain other existing pronouncements to ensure consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. In SFAS No. 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

Note 2 — Balance Sheet Components

	December 31,
	2003	2002
	(In thousands)
Accounts receivable, net:
Receivables	$46,751	$30,870
Less: allowance for doubtful accounts	(4,717)	(3,758)

	$42,034	$27,112

Property and equipment, net:
Computer equipment	$23,120	$22,430
Furniture and fixtures	8,037	7,852
Assets under capital leases	3,410	—
Leasehold improvements	7,801	8,568

	42,368	38,850
Less: accumulated depreciation	(29,485)	(33,423)
Less: accumulated amortization on capital leases	(1,697)	—

	$11,186	$5,427

Software development costs, net:
Software development costs	$37,695	$29,935
Less: accumulated amortization	(22,901)	(15,811)

	$14,794	$14,124

        Accounts receivable and the corresponding deferred revenue for unpaid customer balances on certain service agreements billed during the last quarter of the year have been reduced by $2.4 million and $1.6 million for the years ended December 31, 2003 and 2002. Revenue recognition on these agreements has not commenced, because they are attributable to future periods.

        Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $3.6 million, $5.2 million, and $2.3 million, respectively. Assets under capital lease consist primarily of computer equipment and software.

        The following table sets for the activity related to the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001. During the year ended December 31, 2003 the allowance for doubtful accounts increased $1.9 million due to the acquisition of Mercator and in the year ended December 31, 2001 the allowance for doubtful accounts decreased by $8.5 million due to a transfer related the IBM Transaction. Accounts receivable of $2.4 million, $7.2 million and $10.5 million were written off as uncollectible in the years ended December 31, 2003, 2002 and 2001, respectively:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenues	Write Offs	Other	Balance at End of Year
(In thousands)
Year ended December 31, 2003	$3,758	$971	$—	$1,948	$1,936	$4,717
Year ended December 31, 2002	$8,451	$2,426	$47	$7,166	$—	$3,758
Year ended December 31, 2001	$14,234	$12,039	$1,179	$10,521	$(8,480)	$8,451

Note 3 — Financial Instruments

        The following is a summary of available-for-sale debt and marketable equity securities:

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
	(In thousands)
December 31, 2003
U.S. treasury securities	$31,958	$10	$(175)	$31,793
Money market mutual funds	75,241	—	—	75,241
Commercial paper, corporate bonds and medium-term notes	162,070	674	—	162,744
U.S. government agency bonds	138,796	25	(122)	138,699
Euro dollar time deposits	2,593	—	—	2,593
Marketable equity securities	97	79	—	176

	$410,755	$788	$(297)	$411,246

Amounts included in cash and cash equivalents	$97,389	$—	$—	$97,389
Amounts included in short-term investments	313,269	709	(297)	313,681
Amounts included in long-term investments	97	79	—	176

	$410,755	$788	$(297)	$411,246

December 31, 2002
U.S. treasury securities	$71,266	$400	$(2)	$71,664
Commercial paper, corporate bonds and medium-term notes	88,008	1,057	—	89,065
U.S. government agency bonds	148,352	1,344	(1)	149,695
Marketable equity securities	216	—	—	216

	$307,842	$2,801	$(3)	$310,640

Amounts included in cash and cash equivalents	$22,225	$—	$—	$22,225
Amounts included in short-term investments	285,401	2,801	(3)	288,199
Amounts included in long-term investments	216	—	—	216

	$307,842	$2,801	$(3)	$310,640

        Maturities of debt securities at market value at December 31, 2003 are as follows (in thousands):

Mature in one year or less	$217,406
Mature after one year through five years	$193,664

Note 4 — Derivative Financial Instruments

        The Company enters into foreign currency forward exchange contracts primarily as an economic hedge against the value of intercompany accounts receivable or accounts payable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected or payables are disbursed. The purpose of the Company's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS No. 133 to qualify for recording of the unrecognized after-tax gain or loss portion of the fair value of the contracts in other comprehensive income (loss), and the Company has not designated the instruments as hedges for accounting purposes. Therefore, the related fair value of the derivative hedge contract is recognized in earnings.

        The table below summarizes by currency the contractual amounts of the Company's foreign currency forward exchange contracts at December 31, 2003 and 2002. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount). Since these contracts were entered into on the last day of 2003 and 2002, respectively, the contract forward rate and the market forward rate are the same. The Company's foreign currency forward contracts are not accounted for as hedges, but are derivative financial instruments and are carried at fair value. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2003, the Company has accrued, as a component of accrued liabilities on the consolidated balance sheet, a gain of $3.2 million related to the fair market value of forward currency contracts that had closed as of December 31, 2003 but were not settled until January 3, 2004. During the year ended December 31, 2003, the Company recognized gross unrealized losses on foreign currency transactions of $0.2 million, and recognized gross realized losses on foreign currency transactions of $0.7 million.

Forward Contracts

Contract Amount
(in thousands)
At December 31, 2003
Forward currency to be sold under contract:
Swiss Franc	$3,603
Singapore Dollar	2,059
Korean Won	2,052
Norwegian Krona	1,697
Brazilian Real	1,662
Australian Dollar	1,412
Slovak Koruna	1,244
Other (individually less than $1 million)	2,101

Total	15,830

Forward currency to be purchased under contract:
British Pound	44,056
Euro	1,740
Other (individually less than $1 million)	2,571

Total	48,367

Grand Total	$64,197

At December 31, 2002
Forward currency to be sold under contract:
Euro	$10,247
Australian Dollar	6,246
New Taiwan Dollar	5,341
Thailand Bhat	3,228
Korean Won	3,207
Swiss Franc	3,318
Singapore Dollar	2,517
South African Rand	3,252
Japanese Yen	1,244
Norwegian Krona	1,649
New Zealand Dollar	1,143
Brazilian Real	1,848
Other (individually less than $1 million)	923

Total	$44,163

Forward currency to be purchased under contract:
British Pound	$29,154
Other (individually less than $1 million)	733

Total	$29,887

Grand Total	$74,050

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

        As of December 31, 2003 and 2002, other than foreign currency forward exchange contracts discussed above, the Company does not currently invest in or hold any other derivative financial instruments.

Note 5 — Stockholders' Equity

  Preferred Stock

        The Board of Directors has authorized 5,000,000 shares of preferred stock with a par value of $0.01 per share.

  Common Stock

        During 2001, the Company announced that its Board of Directors authorized a $350.0 million stock repurchase program. The Company may repurchase outstanding shares of its Common Stock from time to time in the open market and through privately negotiated transactions. During 2002 and 2001, the Company repurchased approximately 6.6 million and 8.5 million shares of common stock for an aggregate purchase price of approximately $74.2 million and $143.0 million, respectively. No shares were repurchased by the Company in 2003. The Company retired 6.7 million shares in 2001 that were repurchased in that year. An additional 100,000 shares were retired in 2003. As of December 31, 2003, the Company has repurchased 15.1 million shares under the program, at a total cost of $217.2 million.

Note 6 — Net Income (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2003	2002	2001
	(In thousands, except per share data)
Numerator:
Net income (loss)	$15,805	$(63,573)	$624,948

Denominator:
Denominator for basic net income (loss) per common share —
Weighted-average shares outstanding	58,409	61,931	68,983
Weighted-average shares to be issued for litigation settlement	—	—	390

	58,409	61,931	69,373

Effect of dilutive securities:
Employee stock options	1,294	—	912
Contingently issuable shares for litigation settlement	—	—	796
Common stock warrants	—	—	3

Denominator for diluted net income (loss) per common share — adjusted weighted-average shares and assumed conversions	59,703	61,931	71,084

Basic net income (loss) per common share	$0.27	$(1.03)	$9.01

Diluted net income (loss) per common share	$0.26	$(1.03)	$8.79

        Options to purchase shares of the Company's common stock with exercise prices below the average market price for the year ended December 31, 2002 totaling 0.2 million, have been excluded from the dilutive calculation as the potential common shares associated with these options are anti-dilutive due to the net loss for the period.

        The Company excluded other potential common shares for the years ended December 31, 2003, 2002, and 2001 from its diluted net loss per share computation because the exercise prices of these securities were equal to or exceeded the average market value of the Common Stock for the same periods and, therefore, these securities were anti-dilutive. The following is a summary of the excluded potential common shares and the related exercise/conversion features:

	December 31,
	2003	2002	2001
	(In thousands)
Potentially dilutive securities:
Stock options	3,744	7,200	9,620
Series B Warrants	—	—	576

        The stock options outstanding have per share exercise prices ranging from $16.76 to $341.58, $0.20 to $89.00, and $0.20 to $112.40 at December 31, 2003, 2002 and 2001, respectively. These stock options are exercisable at various dates through December 2013. Options outstanding during the year ended December 31, 2002 included options to purchase 3.2 million shares of the Company's Common Stock, the terms of which were extended in 2001 in conjunction with the IBM Transaction. These options were exercised or expired as of October 29, 2002 and had exercise prices ranging from $0.80 to $112.40 per share.

        The Series B Warrants were issued in connection with the conversion of certain shares of the Company's Series B Preferred into shares of Common Stock in July of 2000. Upon conversion of the Series B Preferred, the holders received Series B Warrants exercisable for a number of shares of Common Stock equal to 20% of the shares of Common Stock into which the shares of Series B Preferred were converted. These warrants expired unexercised on November 19, 2002.

        As part of the Company's settlement in 1999 of various private securities and related litigation arising out of the restatement of its financial statements, the Company agreed to issue a minimum of 2.3 million shares ("settlement shares") of Common Stock at a guaranteed value of $91.0 million ("stock price guarantee"). The stock price guarantee is satisfied with respect to any distribution of settlement shares if the closing price of the common stock averages at least $40.44 per share for ten consecutive trading days during the six-month period subsequent to the distribution. The first distribution of settlement shares occurred in November and December 1999 when the Company issued approximately 0.7 million settlement shares to the plaintiff's counsel. The stock price guarantee was satisfied with respect to this first distribution of settlement shares. In April 2001, the Company issued the remainder of the settlement shares. The stock price guarantee was not satisfied with respect to this final distribution of settlement shares, and the Company ultimately elected to satisfy the stock price guarantee by making a payment of $26.2 million in cash in November 2001. Until the fourth quarter of 2001, the Company presumed it would satisfy the stock price guarantee by issuing the required amount of shares ("contingently issuable shares"). Accordingly, the contingently issuable shares are included as dilutive securities above for the period from January 1, 2001 to September 30, 2001.

Note 7 — Employee Benefit Plans

  Option Plans

        In February 1989, the Company adopted the 1989 Outside Directors Stock Option Plan (as amended and restated, the "1989 Plan"), whereby non-employee directors are automatically granted 20,000 non-qualified stock options upon election to the Board of Directors and 15,000 non-qualified stock options annually thereafter. One-third of the options vest and become exercisable in each full year of the outside director's continuous service as a director of the Company and are issued with an exercise price equal to fair market value of the Company's common stock determined as of the date of grant. On June 17, 2003, stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 1989 Plan from 400,000 shares to 650,000 shares of which 323,750 shares are reserved for future issuance as of December 31, 2003

        In March 1994, the Company adopted the 1994 Stock Option and Award Plan (as amended and restated, the "1994 Plan"). Incentive stock options, nonqualified stock options, restricted shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Board or a committee made up solely of outside directors, and not less than two directors, administers the 1994 Plan. At present, the compensation committee of the Board of Directors administers and grants awards under the 1994 Plan, provided that during any fiscal year of the Company, no participant shall receive stock options exercisable for more than 500,000 shares of common stock. No more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of common stock during any fiscal year of the Company in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, the Company's Board of Directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. On

June 17, 2003, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 1994 Plan from 6,000,000 shares to 8,250,000 shares, of which 4,095,533 shares are reserved for future issuance as of December 31, 2003.

        In July 1997, the Company adopted the 1997 Non-Statutory Stock Option Plan (as amended the "1997 Plan"), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or committee delegated such duties by the Board of Directors. A total of 425,000 shares have been authorized for issuance under the 1997 Plan, of which 296,250 shares are reserved for future issuance as of December 31, 2003.

        In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan (as amended and restated, the "1998 Plan"). Options and restricted shares can be granted to employees and consultants with terms designated by the Board of Directors or committee delegated such duties by the Board of Directors. On June 27, 2003, the Board of Directors adopted an amendment to increase the number of shares available for issuance under the 1998 Plan from 5,125,000 shares to 8,125,000 shares, of which 4,443,719 shares are reserved for future issuance as of December 31, 2003. These options are issued at fair market value and generally vest over a four year period with 25% of the option shares vesting after one year and the remaining 75% of the option shares vesting in monthly increments over the following three years.

        As a result of its acquisition of Mercator Software, Inc ("Mercator") in September 2003, the Company assumed all outstanding Mercator stock options. Each Mercator stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately 0.1795 shares of common stock for each one share of Mercator common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.1795. At the date of acquisition the fair value of the options to purchase shares of common stock of Ascential exchanged for Mercator stock options were valued utilizing the Black-Scholes valuation model and $15.7 million was recorded as additional paid in capital in purchase accounting. Additionally, the intrinsic value of the unvested options to purchase common stock of Ascential that were issued for Mercator stock options was valued at $2.4 million and recorded in deferred compensation as discussed in Note 12 of Notes to Consolidated Financial Statements.

        As a result of its acquisition of Torrent Systems, Inc ("Torrent") in November 2001, the Company assumed all unvested outstanding Torrent stock options. Each Torrent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four or five years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately 0.0767 shares of common stock for each one share of Torrent common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.0767.

        Following is a summary of activity for all stock option plans for the three years ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	11,780,221	$24.80
Options granted	1,857,779	18.40
Options exercised	(629,323)	13.96
Options canceled	(2,476,639)	31.88

Outstanding at December 31, 2001	10,532,038	22.64
Options granted	2,392,498	11.08
Options exercised	(147,670)	8.40
Options canceled	(5,576,872)	24.72

Outstanding at December 31, 2002	7,199,994	17.48
Options assumed	1,832,760	23.34
Options granted	1,963,943	16.65
Options exercised	(2,054,193)	12.60
Options canceled	(645,109)	26.65

Outstanding at December 31, 2003	8,297,395	$19.07

        The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price
$0.19 to $2.18	11,384	3.51	$0.23	11,384	$0.23
$3.23 to $4.62	22,462	6.51	4.52	14,798	4.52
$5.24 to $7.74	430,026	8.26	6.12	253,337	6.02
$7.91 to $11.72	2,135,352	7.85	10.33	856,799	10.50
$11.88 to $17.48	2,154,777	8.34	15.38	775,429	14.95
$18.00 to $27.88	2,805,231	7.35	20.62	1,714,563	20.82
$28.21 to $39.88	256,635	5.77	34.62	252,503	34.63
$42.25 to $57.86	245,277	7.29	49.98	243,756	49.98
$67.03 to $95.23	193,665	6.13	71.27	169,646	71.71
$115.60 to $190.11	22,843	5.82	133.97	22,843	133.97
$217.62 to $341.58	19,743	6.37	226.81	19,743	226.81

Total	8,297,395	7.69	$19.07	4,334,801	$22.72

        At December 31, 2002 and 2001, respectively, 3,555,057 and 6,911,220 options were exercisable in connection with all stock option plans.

  Employee Stock Purchase Plan

        In May 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (as amended and restated, the "ESPP"). A total of 2,000,000 shares have been authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 2003, 2002 and 2001, the Company issued 164,080 shares, 190,250 shares and 356,750 shares, respectively, under the ESPP. On June 17, 2003, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the ESPP from 2,000,000 shares to 2,250,000. Shares available for grant under the ESPP were 375,416 at December 31, 2003.

  401(k) Plan

        The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee's contribution up to a maximum of $2,500 annually. The Company's matching contributions to this 401(k) plan for 2003, 2002 and 2001 were $0.8 million, $1.0 million and $3.8 million, respectively.

  Other Retirement Plans

        The Company maintains a "split dollar" life insurance arrangement with respect to three current and certain former executive officers and employees, assumed in its acquisition of Ardent. Pursuant to these arrangements, the recipients may borrow against the excess cash surrender values of their policies over cumulative paid-in premiums. The Company is entitled to recover the amount of premiums paid by the Company upon termination of the policy or death of the recipient. Following the passage of the Sarbanes-Oxley Act of 2002, the Company ceased paying premiums on policies held by its executive officers. The Company has established an investment account, the future value of which is sufficient to pay the annual remaining premiums for plan participants other than the two executive officers, which are due on various dates through 2006. The Company has no plans to expand these arrangements or offer similar arrangements to additional executive officers or employees.

        The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in Financial Accounting Standards Board Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company's books represents the lesser of the Company's share of cash surrender value or the cumulative premiums paid on the policies. The investment account is recorded at the current market value. The total of the cash surrender value and the investment account is included in other long term assets and was $7.2 million and $7.4 million at December 31, 2003 and 2002, respectively.

Note 8 — Commitments and Contingencies

        Operating and Capital Leases.    The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense, excluding amounts charged to "Accrued merger, realignment and other charges", was $7.9 million, $8.6 million and $23.5 million in 2003, 2002 and 2001, respectively. Assets recorded under capital leases totaled $3.4 million, net of accumulated depreciation of $1.7 million, and are included in Property Plant and Equipment at December 31, 2003. The lease obligation under capital leases was $1.5 million and $0.2 million at December 31, 2003 and 2002, respectively.

        Future minimum payments by year and in the aggregate, under non-cancelable operating and capital leases, excluding the assigned lease for the Santa Clara, California facility mentioned below, but including amounts which will be charged to "Accrued merger, realignment and other charges" (see

Note 16 to these Notes to Consolidated Financial Statements), as of December 31, 2003, are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2004	$15,917	$892
2005	13,647	626
2006	11,137	185
2007	9,189	—
2008	8,310	—
Thereafter	25,940	—

Total payments	84,140	1,703
Less: Non-cancelable sublease income	5,139	—
Less: Amount representing interest	—	237

Total payments, net	$79,001	$1,466

        In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $53.9 million. The Company assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997. The Company remains contingently liable for minimum lease payments under this assignment.

        Guarantees.    In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

        The Company generally warrants that its unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally 90 days in the United States, and longer in jurisdictions with applicable statutory requirements). Additionally, the Company generally warrants that its consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, the Company has never incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is immaterial. The Company also generally offers indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.

        As part of the IBM Transaction, the Company agreed to indemnify IBM for certain representations and warranties that were made under the terms of the IBM Transaction agreements. IBM had retained $100.0 million of the sale proceeds as a Holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. The agreement with IBM provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million

(and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the agreement; or (iv) the operation or ownership of the Excluded Assets, as defined in the agreement. The Company received the $100.0 million Holdback payment from IBM, plus accrued interest, in January 2003. No formal indemnification claims have been made by IBM from the time that the Company received the Holdback payment through the date of this filing. Indemnification obligations of the Company with respect to certain representations and warranties under the agreement with IBM terminated on July 1, 2003 as discussed further in Note 14 of these Consolidated Financial Statements.

        The Company is obligated to indemnify certain prior directors and officers for various matters arising from their actions during the period they were employed or associated with the Company. The Company is paying the legal fees of some former officers, which payments are currently not expected to have a material adverse effect on the Company's financial condition. The Company may be entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied. The Company's indemnification obligations are defined by indemnification agreements and the Company's charter and by-laws. The Company is insured for other costs and losses that could be incurred by virtue of its future indemnification obligations. In May 2002 and November 2003, the Company entered into standby letters of credit that expire by May 2006 and November 2007, respectively, which guarantee a total of $1.4 million of potential tax payments related to certain payments made to two former officers of the Company. These potential tax payments, which have been partially reserved based on management's assessment of the potential payments and relate to severance paid to these former officers in accordance with a change in control agreement that was triggered by the IBM Transaction as discussed further in Note 14 to these Consolidated Financial Statements. Payment under the standby letter of credit may be due upon final determination of this tax liability.

        During 2003 the Company issued a $2.5 million standby letter of credit to guarantee certain lease obligations pursuant to the lease between Mercator and the landlord of an office facility located in Wilton, Connecticut. The letter of credit is automatically extended annually, but not beyond July 1, 2013.

        The Company was also required to enter into standby letters of credit to guarantee approximately $0.4 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from the Company's bank if the Company defaulted on its lease payment obligations.

        In connection with its acquisition of Mercator, the Company assumed certain outstanding warrants previously issued by Mercator and convertible into Mercator common stock prior to the merger. Pursuant to the terms of the Merger Agreement and the respective warrant agreements, following the merger each holder of such Mercator warrants, other than warrants issued to Vector Capital II LP or otherwise exercised or deemed exercised prior to the merger, is generally entitled to receive, upon payment of the exercise price the merger consideration of $3.00 per share for each former share of Mercator common stock underlying the Mercator warrant. As of September 30, 2003, there were outstanding Mercator warrants representing 1,028,119 former shares of Mercator common stock, with exercise prices ranging from $4.00 per share to $8.98 per share, and other than warrants issued to Vector Capital II LP, exercisable for the merger. Pursuant to an agreement between Mercator and Vector Capital II LP, Vector had the right, for a seven business day period in October 2005, to surrender its warrant for 105,000 former shares of Mercator common stock to Mercator in exchange for payment of $500,000. On October 20, 2003 the warrants issued to Vector Capital II LP were sold, assigned and transferred to Mercator upon payment by Mercator to Vector of $430,000. This payment has been recorded in purchase accounting as a reduction in the goodwill associated with the Mercator acquisition.

Note 9 — Business Segments

        During the first quarter of 2001, in conjunction with its 2000 strategic realignment, the Company began operating under two segments that reported to the Company's chief executive officer (the "Chief Operating Decision Maker"). The first segment, Ascential Software, develops and markets enterprise data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. The "Company" or "Ascential Software Corporation" refers to Ascential Software and Informix Software on a combined basis beginning in 2001. By December 31, 2000, the Company had defined and allocated personnel among the management, selling, marketing, research and development and service organizations for the two operating businesses. Prior to this occurrence, the Company had not achieved sufficient separation of the employees and infrastructure of the two operating businesses to properly measure the results of the operations on a stand-alone basis. The Company could only evaluate segment operating performance in 2001 based on net revenues and certain operating expenses. Beginning in 2002, segment operating performance is evaluated primarily on income before income taxes.

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

        Below is a summary of the results of operations based on the two operating businesses for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Ascential Software	Informix Software	Total
2003
Net revenues from unaffiliated customers	$185,586	$—	$185,586
Operating loss	(8,815)	(5,100)	(13,915)
Income (loss) before income taxes	2,620	(3,111)	(491)
Depreciation and amortization	10,008	—	10,008
Identifiable assets at December 31, 2003	966,079	—	966,079
Capital expenditures	3,549	—	3,549
2002
Net revenues from unaffiliated customers	$113,018	$—	$113,018
Operating loss	(78,522)	(22,916)	(101,438)
Loss before income taxes	(64,032)	(17,372)	(81,404)
Depreciation and amortization	10,013	—	10,013
Identifiable assets at December 31, 2002	906,250	—	906,250
Capital expenditures	2,950	—	2,950
2001
Net revenues from unaffiliated customers	$123,980	$357,352	$481,332
Operating income (loss)	(105,290)	9,130	(96,160)
Identifiable assets at December 31, 2001	1,079,740	—	1,079,740

        The accounting policies of the segments are the same as those described above in Note 1 to these Notes to the Consolidated Financial Statements.

        Revenue from external customers for each group of similar products and services offered by Ascential Software and Informix Software are summarized below for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(in thousands)
Ascential Software
License revenues	$92,550	$59,611	$62,417

Service revenues:
Maintenance revenues	55,156	29,962	29,197
Consulting and education revenues	37,880	23,445	32,366

Total service revenues	93,036	53,407	61,563

Total revenues — Ascential Software	$185,586	$113,018	$123,980

Informix Software
License revenues	$—	$—	$149,319
Service revenues:
Maintenance revenues	—	—	183,729
Consulting and education revenues	—	—	24,304

Total service revenues	—	—	208,033

Total revenues — Informix Software	$—	$—	$357,352

Ascential Software Corporation (Combined total of Informix Software and Ascential Software)
License revenues	$92,550	$59,611	$211,736

Service revenues:
Maintenance revenues	55,156	29,962	212,926
Consulting and education revenues	37,880	23,445	56,670

Total service revenues	93,036	53,407	269,596

Total revenues	$185,586	$113,018	$481,332

        The reconciliation of the operating income (loss) of the Company's reportable operating segments to the Company's income (loss) before income taxes is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(In thousands)
Operating loss of reportable operating segments	$(13,915)	$(101,438)	$(96,426)
Consolidating adjustments	—	—	266
Other income, net	13,424	20,034	878,460

Income (loss) before income taxes	$(491)	$(81,404)	$782,300

        In addition to the segment information above, information as to the Company's operations in different geographical areas is as follows:

	December 31,
	2003	2002
	(In thousands)
Long-lived assets:
North America
United States	$379,936	$202,786
Other	16	41

North America Total	379,952	202,827
Europe	1,993	1,408
Asia/Pacific	1,148	1,302

Total long-lived assets	$383,093	$205,537

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Revenue from unaffiliated customers(1)
North America
United States	$99,842	$60,801	$242,362
Other	1,675	1,050	6,102

North America Total	101,517	61,851	248,464
Europe	65,272	33,908	147,904
Asia/Pacific	18,797	13,520	47,988
Latin America(2)	—	3,739	36,976

Total revenue from unaffiliated customers	$185,586	$113,018	$481,332

(1)
The Company allocates revenue to operating segments depending on the location of the country where the order is placed, the location of the country where the license is installed or service is delivered, the type of revenue (license or service) and whether the sale was through a reseller or to an end user.

(2)
In late 2002, the Company closed its operations in Latin America. During 2003, all Latin sales activity was managed by sales professionals in North America through resellers.

        In the above table, Europe includes primarily United Kingdom, France, Germany, and Italy; Asia/Pacific includes primarily Australia, Korea, and Japan; and Latin America includes primarily Mexico, Brazil, and Argentina.

Note 10 — Income Taxes

        The provision for income taxes applicable to income (loss) before income taxes consists of the following:

	December 31,
	2003	2002	2001
	(In thousands)
Currently payable (receivable):
Federal	$(18,965)	$(13,656)	$84,930
State	2,200	120	13,648
Foreign	1,860	1,341	22,415

	(14,905)	(12,195)	120,993

Reduction in goodwill for the tax benefit from utilization of acquired company's tax attributes	990	30	2,584

Charge equivalent to the federal and state tax benefit related to employee stock options	1,952	586	26,928

Deferred:
Federal	(3,500)	(1,530)	4,642
State	(833)	(4,722)	2,205
Foreign	—	—	—

	(4,333)	(6,252)	6,847

	$(16,296)	$(17,831)	$157,352

        Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Domestic	$(8,660)	$(51,019)	$622,857
Foreign	8,169	(30,385)	159,443

	$(491)	$(81,404)	$782,300

        The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences at December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(In thousands)
Computed tax expense (benefit) at federal statutory rate	$(172)	$(28,492)	$273,805
Valuation allowance	5,076	26,945	(149,469)
State income taxes, net of federal tax benefit	4,572	(4,571)	34,121
Foreign withholding taxes not currently creditable	—	977	3,649
Foreign tax credits	(235)	—	(11,805)
Foreign taxes, net	(1,358)	(1,958)	(33,391)
Non-deductible charges	1,346	—	18,093
Prior year tax benefits utilized	—	(17,533)	—
Reserve adjustment	(25,157)	4,925	21,305
Other, net	(368)	1,876	1,044

Total income tax expense (benefit), and effective tax rate	$(16,296)	$(17,831)	$157,352

        The reserve adjustment of $25.2 million was recorded to reflect the impact of closed tax audits, expiring statutes of limitations for the assessment of tax and changes in estimates resulting from additional or new information related to certain tax accruals.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes are not provided on the undistributed earnings through December 31, 2003 of approximately $145.9 million of subsidiaries operating outside the U.S. that have been or are intended to be permanently reinvested. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred Tax Assets:
Reserves and accrued expenses	$4,290	$5,883
Deferred revenue	610	269
Foreign net operating loss carryforwards	33,501	29,786
Domestic net operating loss carryforwards	90,590	51,239
Foreign tax credits	—	8,281
Tax credit carryforwards	39,732	36,709
Acquisition and restructuring reserves	16,388	10,718
Other	1,211	1,158

Total deferred tax assets	186,322	144,043
Valuation allowance for deferred tax assets	(167,411)	(97,125)

Deferred tax assets, net of valuation allowance	18,911	46,918

Deferred Tax Liabilities:
Capitalized software development costs	(6,506)	(6,238)
Deferred gain	—	(38,503)
Acquisition reserves	(8,660)	(4,635)
Deferred income	(2,947)	(2,197)

Total deferred tax liabilities	(18,113)	(51,573)

Net deferred tax assets (liabilities)	$798	$(4,655)

        At December 31, 2003, the Company had approximately $84.0 million and $226 million of foreign and federal net operating loss carryforwards, respectively. The foreign net operating loss carryforwards expire at various dates beginning in 2004 with some of the losses having an indefinite carryforward period. The federal net operating loss carryforwards expire at various dates from 2004 through 2021. At December 31, 2003, the Company had approximately $40.0 million of various federal tax credit carryforwards that will expire at various dates from 2004 through 2023. Utilization of a substantial amount of the loss and credit carryforwards are subject to an annual limitation imposed by change in ownership provisions of United States Internal Revenue Code Section 382.

        The valuation allowance was increased by $70.3 million in 2003, primarily due to the acquisition of Mercator, and increased by $23.9 million in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company believes that it is more likely than not the deferred tax assets at December 31, 2003, net of the valuation allowance, will be realized as a result of the reversal of existing taxable temporary differences.

        Subsequently recognizable tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2003 will be as follows (in thousands):

Income tax benefit from continuing operations	$70,298
Goodwill and other non-current intangible assets	97,114

Total	$167,412

Note 11 — Goodwill and Other Intangible Assets

        The Company adopted certain provisions of SFAS No. 141 and 142 effective July 1, 2001, and adopted the remaining provisions with respect to goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination, as of January 1, 2002. As a result, the Company ceased amortizing goodwill beginning January 1, 2002, and evaluates goodwill for impairment in accordance with SFAS No. 142 (see Note 1 of Notes to Consolidated Financial Statements). The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Balance beginning of year	$162,670	$68,158
Additions from acquisitions	162,810	93,388
Adjustments	(1,153)	1,124

Balance end year	$324,327	$162,670

        During 2003, the Company recorded $162.8 million of goodwill related to the acquisition of Mercator. Also during 2003, the $93.4 million of goodwill related to the acquisition of Vality which occurred in 2002 was adjusted by a decrease of $1.2 million (see Note 12 of Notes to Consolidated Financial Statements). This adjustment primarily includes a $1.0 million reversal of facilities reserves that are no longer necessary due to exiting certain facilities, $0.7 of adjustments to the net assets and liabilities assumed, offset by an adjustment of $0.5 million to deferred taxes related to Vality. In 2002, the $38.5 million in goodwill recorded for the acquisition of Torrent in November 2001 was adjusted by $0.9 million and $0.2 million related to adjustments to deferred taxes and deferred compensation, respectively.

        Other intangible assets amounted to $19.9 million (net of accumulated amortization of $12.8 million) and $11.1 million (net of accumulated amortization of $6.4 million) at December 31, 2003 and 2002, respectively. These intangible assets consist primarily of customer lists and existing technology acquired through business combinations. During 2003 the Company acquired Mercator (see Note 12 of Notes to Consolidated Financial Statements) and assigned fair values to the identifiable intangible assets of $15.2 million, based upon an appraisal. These identifiable intangible assets include $7.0 million for existing technology, $7.0 million for customer lists and $1.2 million for agreements not to compete. The Company is amortizing these assets on a straight line basis over their estimated useful lives of one year for the agreement not to compete and five years for customer lists and existing technology.

        There are no expected residual values related to the recorded identifiable intangible assets. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $6.4 million, $4.6 million and $1.8 million, respectively. Estimated future amortization expense for the Company's identifiable intangible assets as of December 31, 2003, assuming no future impairment charges or acquisitions, would be as follows (in thousands):

Year	Amortization Expense
2004	$8,413
2005	3,828
2006	2,916
2007	2,800
2008	1,906

Estimated total future amortization	$19,863

        The following table reconciles the 2001 operating loss and net income to their respective balances adjusted to exclude amortization expense of goodwill, and amortization expense of workforce which was reclassified as goodwill with the Company's adoption of SFAS 142 (in thousands except for per share amounts):

2001
Operating Loss
Operating loss	$(96,160)
Add-back: goodwill amortization	7,030

Adjusted operating loss	$(89,130)

Net income (loss)
Reported net income	$624,948
Add-back: goodwill amortization, net of tax effect	7,030

Adjusted net income	$631,978

Basic Earnings Per Share
Reported net income	$9.01
Goodwill amortization, net of tax effect	0.11

Adjusted net income	$9.12

Diluted Earnings Per Share
Reported net income	$8.79
Goodwill amortization, net of tax effect	0.09

Adjusted net income	$8.88

Note 12 — Business Combinations

        On August 2, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Greek Acquisition Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), and Mercator, pursuant to which the Company, through Merger Sub, offered to purchase all of the outstanding common shares of Mercator such shares, together with any associated preferred stock rights, the ("Mercator Shares") at a price per share of $3.00 in cash without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal (which together with any amendments or supplements thereto constituted the "Offer") distributed to Mercator's stockholders on August 8, 2003.

        On September 12, 2003, the Company completed its acquisition of Mercator pursuant to the Merger Agreement. Following expiration of the Offer on September 11, 2003, Ascential accepted for payment the Mercator Shares tendered and exercised an option (the "Option") granted to it by Mercator for 19.99% of the then outstanding common stock of Mercator at a price of $3.00 per share. As a result of the purchase of the Mercator Shares and the exercise of the Option, Ascential, through Merger Sub, owned more than 90% of the Mercator Shares.

        On September 12, 2003, the Company effected a short form merger (the "Merger") whereby Mercator was merged with and into Merger Sub, with Mercator surviving as a wholly owned subsidiary of the Company. In the Merger, each outstanding Mercator Share (other than (i) Mercator Shares owned by the Company, Merger Sub or their respective subsidiaries, and (ii) Mercator Shares that were held by stockholders, if any, who properly exercised their appraisal rights under the Delaware General Corporation Law), were converted into the right to receive $3.00 per share in cash, without interest thereon. In addition, all outstanding options to purchase Mercator Shares granted were converted into options to purchase shares of common stock of the Company, subject to certain adjustments.

        Mercator's products addressed high performance, real time, complex data transformation and routing requirements in transaction oriented environments. The Company purchased Mercator to broaden and complement its existing enterprise data integration capabilities, increase its size and scale, and leverage the increased customer base of the combined companies. This acquisition also resulted in an in-place workforce of engineering, sales and marketing talent that has the knowledge and expertise to complement the existing Ascential workforce. Upon the closing of the acquisition of Mercator on September 12, 2003, the Company began the process of integrating Mercator and established a reserve of $36.2 million to restructure the Mercator organization. This restructuring reserve primarily includes the cost of severance for certain redundant general and administrative functions and the costs related to the closure of certain redundant facilities as discussed further in Note 16 to these Consolidated Financial Statements.

        The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator have been included in the Company's consolidated financial statements since the date of acquisition. As of December 31, 2003, the Company had paid approximately $109.3 million to acquire the outstanding Mercator Shares. In addition, the purchase price includes $5.0 million for transaction costs and $15.7 million for the fair value of options to purchase shares of common stock of Ascential exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase common stock of Ascential that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $1.9 million will be amortized to compensation expense over the remaining vesting period of the underlying options. The remaining $0.5 million will be offset against the merger reserve (see Note 16 of Notes to Consolidated Financial Statements) related to the acceleration of the vesting of certain options of employees when they are terminated. During the year ended December 31, 2003, $0.3 million was amortized to compensation expense and $0.5 million was offset against the merger reserve.

        In purchase accounting, the net assets of Mercator have been adjusted to their fair market value and consolidated into the net assets of the Company. A summary of the purchase price for the Mercator acquisition is as follows (in millions):

Cash paid to acquire stock, net of cash acquired of $14.4 million	$94.9
Cash paid and accrued for transaction costs	5.0
Stock options exchanged	13.3
Accrued merger, restructuring and other expenses	36.2

Total	$149.4

The purchase price was allocated as follows:

Accounts receivable	$11.2
Net fixed assets	5.0
Other assets	4.1

Total assets acquired	20.3

Current liabilities	(30.4)
Deferred revenue	(19.0)
Long term liabilities	(12.5)

Total liabilities acquired	(61.9)

Net liabilities assumed, net of cash acquired	(41.6)
Assets held for sale	6.8
Deferred income taxes	4.2
Intangible assets:
Existing technology	7.0
Covenants not to compete	1.2
Customer relationships	7.0
Goodwill	162.8

Total intangible assets	178.0
In-process research and development	2.0

Total	$149.4

        As of the date of the closing of the Mercator acquisition, the Company became responsible for the then outstanding $8.1 million principal loan balance owed by Mercator to its lender pursuant to the terms and conditions of the term loan facility with that lender (the "Loan Agreement"). The acquisition of Mercator on September 12, 2003 constituted a change in control of Mercator, which was an event of default under the Loan Agreement. On September 18, 2003 the lender waived the event of default subject to payment of all amounts due under the Loan Agreement. The Company repaid the entire loan balance prior to September 30, 2003. During October 2003 the remaining fees and the accrued interest liability of $0.2 million related to this loan were paid and the Loan Agreement was terminated.

        The portion of the purchase price allocated to in-process research and development costs ("IPRD") in the Mercator acquisition was $2.0 million, or approximately 1% of the purchase price. At the acquisition date, Mercator's in-process project was Release 6.8 of the Mercator Inside Integrator Software product. This project was approximately 37% complete, based upon costs expended to date and estimated costs to complete the project. Mercator had incurred approximately $3.5 million in expenses related to this project at the date of the acquisition. The key features of Release 6.8 include multiple event server functionality, enhanced support for standard XML data and support for the latest 64-bit hardware, operating systems and application software.

        As of the Mercator acquisition date, this technology had not reached technological feasibility and had no alternative use. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible asset. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 500 basis points. The resulting cash flows attributable to the IPRD was discounted at a rate of 15.0%. The net cash flows to which this discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforeseen circumstances, substantially all of the features of Release 6.8 of Mercator Inside Integrator Software project are expected to be completed in the second quarter of 2004. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

        The remaining identifiable intangible assets acquired, including existing technology, customer lists and agreements not to compete between the Company and former Mercator executives, were assigned fair values based upon an appraisal and amounted to $15.2 million in the aggregate. The Company believes that these identifiable intangible assets have no residual value. The existing technology and customer lists are being amortized over five years and the covenant not to compete is being amortized over one year. In determining the amortization method of these intangibles the Company considered the guidance of SFAS 142, which requires amortization of an intangible asset based upon the pattern in which the asset's economic benefits are consumed or otherwise used up. Based upon long range forecasts and management's assessment of the economic benefit of these intangibles, it was concluded that an accelerated amortization method could not be reliably determined. Accordingly, the identifiable intangible assets of Mercator will be amortized on a straight-line basis over their estimated useful life. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See Note 1 of Notes to Consolidated Financial Statements).

        The total purchase price exceeded fair value of the net assets acquired and liabilities assumed resulted in goodwill of $162.8 million. The goodwill represents a significant portion of the purchase price. The Company believes that the majority of the benefits to be derived from this acquisition will be experienced through synergies, such as the elimination of redundant functions and facilities and cross selling opportunities, which are included in goodwill. The Company anticipates that, barring unforeseen circumstances, none of the $178.0 million of intangible assets recorded in connection with the Mercator acquisition will be deductible for income tax purposes. The Company is in the process of completing the purchase price allocation which may be subject to refinements since additional information may require adjustments to the opening balance sheet or changes in estimates related to the facilities reserves as discussed in Note 16 to the Notes to Consolidated Financial Statements.

        During the three months ended December 31, 2003 the Company commenced efforts to sell its Key/Master data entry software line, which was formerly owned by Mercator, and is not part of the Company's core enterprise data integration offering. On January 27, 2004, the Company entered into a software purchase agreement with Phoenix Software International, Inc. ("Phoenix") pursuant to which the Company sold the rights to its Key/Master data entry product line. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other current assets, at its fair market value of $6.8 million.

        On April 3, 2002, the Company acquired Vality, a private company that specialized in enterprise data quality management. The results of Vality's operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects that this acquisition will enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), metadata management, and data quality and data cleansing technologies. As of December 31, 2003, the Company has paid the net amount of $94.5 million to acquire Vality, which consists of $91.7 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested stock options, and $2.8 million for transaction costs, which is net of $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options (less cash acquired of $7.0 million)	$91.7
Cash paid for transaction costs	2.8
Accrued merger costs	3.8

Total	$98.3

The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(2.9)
Deferred income taxes	(1.9)
Intangible assets:
Existing technology	8.2
Covenant not to compete	0.3
Goodwill	93.4

Total intangible assets	101.9
In-process research and development	1.2

Total	$98.3

        The portion of the purchase price allocated to in-process research and development costs ("IPRD") in the Vality acquisition was $1.2 million, or approximately 1% of the total purchase price. The value allocated to the project identified as in process was charged to operations in the second quarter of 2002.

        The remaining identified intangible assets acquired, including, without limitation, technology and covenants not to compete between the Company and certain former members of senior management of Vality, were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $93.4 million. During the year ended December 31, 2003, the Company recorded a decrease in accrued merger costs as a result of settling a lease obligation earlier than anticipated and other adjustments to the net liabilities assumed (see Note 11 of these Notes to Consolidated Financial Statements). The existing technology is being amortized over three years and the covenant not to compete has been amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (See Note 11 of Notes to Consolidated Financial Statements). The Company anticipates that none of the $101.9 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes.

        On November 28, 2001, the Company acquired Torrent, a provider of highly scalable parallel processing infrastructure software for the development and execution of data warehousing, business intelligence and analytical applications. Under terms of the acquisition, the Company paid $44.1 million, of which $6.3 million was paid in 2002, to acquire all outstanding common and preferred shares of Torrent. In addition, the Company issued options to purchase 54,000 shares of Common Stock in exchange for outstanding options to purchase Torrent common stock.

        The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid to acquire stock and options	$44.1
Accrued merger costs	1.8
Fair value of stock options exchanged	0.7

Total	$46.6

The purchase price was allocated as follows:

Net liabilities assumed, net of cash acquired	$(3.2)
Intangible assets:
Existing technology	4.1
Customer list	1.1
Deferred compensation from exchanged stock options	0.6
Goodwill	38.5

Total intangible assets	44.3
In-process research and development	5.5

Total	$46.6

        The portion of the purchase price allocated to in-process research and development costs in the Torrent acquisition was $5.5 million, or approximately 12% of the total purchase price. The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2001.

        The remaining identified intangible assets acquired were assigned fair values based upon an appraisal and amounted to $5.2 million. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $38.5 million. The existing technology and customer list are being amortized over three years. In accordance with current accounting standards, the goodwill is not being amortized and is tested for impairment as required by SFAS No. 142 (See Note 11 of Notes to Consolidated Financial Statements).

        The following table represents the unaudited pro forma results of operations of the Company for the fiscal years ended December 31, 2003, 2002 and 2001 as if the acquisitions of Mercator, Torrent and Vality had occurred as of the beginning of the applicable fiscal year. The pro forma financial information below excludes IPRD charges of $2.0 million, $1.2 million and $5.5 million in 2003, 2002 and 2001, respectively, since it is considered a material nonrecurring charge. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had these three companies constituted a single entity during such periods.

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except for per share data)
Net revenues	$244,111	$228,898	$635,488
Net income (loss)	$(4,572)	$(89,557)	$581,750
Diluted net income (loss) per share	$(0.08)	$(1.45)	$8.18

Note 13 — Litigation

        Prior to the completion of the Mercator acquisition, Anthony Kolton, a purported shareholder of Mercator, filed an action on August 19, 2003 against the Company, Merger Sub, Mercator and certain individual directors and officers of Mercator (the "Individual Defendants") in the Court of Chancery for the State of Delaware. The complaint alleged, among other claims directed at the Individual Defendants, that the disclosures in the Schedule 14D-9 filed in connection with the Company's tender offer were incomplete and inadequate. Kolton sought an order from the Court enjoining the offer. All defendants vigorously denied and continue to deny that any of them is subject to any liability whatsoever by reason of any of the matters referenced in the complaint.

        On August 22, 2003, the parties to the Action entered into a Memorandum of Understanding ("MOU") providing for settlement of the action following the making of certain additional disclosure by Mercator (which disclosure was included in an amended Schedule 14D-9 disseminated to Mercator stockholders). Pursuant to the MOU the defendants also agreed not to oppose Kolton's request for attorneys' fees not to exceed $150,000. On September 12, 2003, Ascential completed its acquisition of Mercator. On October 2, 2003, the parties entered into a Stipulation and Agreement of Settlement on the terms set forth in the MOU.

        On October 7, 2003, the Court entered an order certifying a class composed of all holders of common stock of Mercator and their successors in interest and transferees, immediate and remote, from August 2, 2003 through and including September 12, 2003, and excluding the defendants in the action, pursuant to a Stipulation of Settlement entered into by the parties to the Action, which also provides for the dismissal of the action with prejudice upon the terms and conditions stated therein. The Court conducted a Settlement Hearing on November 24, 2003, and following such hearing entered an order dismissing the litigation on the terms set forth in the Stipulation and Agreement of Settlement, including payment of Kolton's attorneys' fees not to exceed $150,000.

        From time to time, in the ordinary course of business, the Company is involved in various other legal proceedings and claims, including but not limited to those related to the operations of the former database business and/or asserted by former employees of the Company relating to their employment or compensation by the Company. The Company does not believe that any of these other proceedings and claims will have a material adverse effect on the Company's business or financial condition.

Note 14 — Sale of the Database Business Assets

        Holdback.    On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company's database business for $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the assets related to the database business in the nine remaining countries that were not closed on July 1, 2001. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the "Holdback") to satisfy the indemnification obligations that might have arisen under the IBM Transaction purchase agreement (the "MPA"). The MPA provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company under the MPA to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company under the MPA; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. The MPA provided that IBM would retain the Holdback until January 1, 2003, except for any funds necessary to provide for any claims made prior to that date. The MPA also provided that the Company would receive interest from July 1, 2001 to the payment date of the Holdback. In January 2003, IBM released the full amount of the Holdback to the Company, in the amount of $109.3 million, which included accrued interest. Indemnification obligations of the Company with respect to certain representations and warranties under the MPA terminated on July 1, 2003.

        Working Capital Adjustment.    Under the terms of the MPA, the Company was obligated to transfer $124.0 million in net working capital to IBM from the database business operations (the "Working Capital Adjustment") as of July 1, 2001. Working Capital was defined in the MPA as the sum of (i) net accounts receivable and (ii) prepaid expenses, minus (a) ordinary course trade payables and (b) accrued ordinary course expenses (other than any such expenses incurred in connection with former employees, officers, directors, or independent contractors). These items were a subset of the various assets and liabilities of the database business that were transferred to IBM upon the closing of the IBM Transaction.

        On March 29, 2002, the Company was paid $11.0 million by IBM in final settlement of the net working capital adjustment. If the net working capital transferred to IBM on the closing date exceeded $124.0 million, IBM was obligated to pay the Company 50% of the excess over $124.0 million. If the net working capital transferred to IBM was less than $124.0 million, the Company was obligated to pay IBM an amount equal to the shortfall. As of December 31, 2001, the Company expected to be reimbursed at least $3.7 million from IBM, which it estimated to be the minimum net working capital adjustment. Accordingly, the Company had previously recognized the minimum net working capital adjustment of $3.7 million as an increase to the gain resulting from the IBM Transaction. As a result, the Company recorded the incremental $7.3 million received in "Gain on sale of database business, net of adjustments" during the first quarter of 2002.

        Gain Adjustment.    During 2002, the Company also recorded a gain adjustment of $0.3 million, primarily to decrease the long-term assets sold to IBM and a $1.4 million loss to "Gain on sale of database business, net". The $1.4 million loss consists of $0.9 million of accrued professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction and $0.5 million to adjust the segmentation of accounts receivable sold to IBM as part of the sale of the database business assets.

        Accrued IBM Transaction Costs.    As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related cash payments made during the years ended December 31, 2003 and 2002 (in millions):

	Accrual Balance at December 31, 2002	Charges and Adjustments	Cash Payments	Accrual Balance at December 31, 2003
Professional fees	$1.2	$—	$(0.7)	$0.5
Severance and employment-related costs	4.4	(1.7)	(1.3)	1.4

Accrued Transaction costs and related charges included in accrued expenses	$5.6	$(1.7)	$(2.0)	$1.9

	Accrual Balance December 31, 2001	Charges/ Adjustments	Cash Payments	Accrual Balance December 31, 2002
Professional fees	$3.0	$2.1	$(3.9)	$1.2
Severance and employment-related costs	10.3	(0.9)	(5.0)	4.4
Other Charges	0.7	(0.3)	(0.4)	—

Accrued transaction costs and related charges included in accrued expenses	$14.0	$0.9	$(9.3)	$5.6

	Charges	Payments/ Non-Cash Charges	Due from IBM	Accrual Balance December 31, 2001
Professional fees	$35.7	$(32.7)	$—	$3.0
Severance and employment-related costs	24.6	(14.3)	—	10.3
Severance reimbursement from IBM	(21.3)	—	21.3	—
Other charges	2.9	(2.2)	—	0.7

Accrued transaction costs and related charges included in Accrued expenses	$41.9	$(49.2)	$21.3	$14.0

        Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002, the Company accrued $0.9 million of professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company as a consequence of the IBM Transaction. As of December 31, 2003, severance payments and related taxes had been paid in connection with the termination of substantially all of these employees. The accrual balance of $1.9 million for professional fees, severance and related costs is expected to be paid on various dates extending through 2007. During 2003, the Company reversed $1.7 million of taxes related to severance to other income, reflecting the restructuring of various underlying severance agreements.

        As a result of the IBM Transaction, the Company has recorded a cumulative gain, after transaction costs and related charges, but excluding income taxes, of $868.7 million through December 31, 2002. The following table sets forth the components of the gain (in millions):

Cash proceeds received from IBM	$900.0
IBM holdback	100.0

Gross sale proceeds	1,000.0
Deferred revenue adjustment	(11.6)
Employee—related accrual adjustment	(13.2)
Minimum net working capital adjustment	3.7

Adjusted sale proceeds	978.9
Net assets transferred to IBM	(71.3)
Transaction costs and related charges	(41.9)

Gain resulting from the IBM Transaction through December 31, 2001	865.7
Final net working capital adjustment	7.3
Long-term asset segmentation	0.3
Payment of informal claims	(3.2)
Accrued costs to dissolve subsidiaries	(0.9)
Adjustment of accounts receivable segmentation	(0.5)

Gain, net of adjustments, resulting from the IBM Transaction through December 31, 2002	$868.7

        The database business and the Company's ongoing operations were in the same line of business, and the database business did not represent "a separate major line of business or class of customer." Both sold information management software to medium-sized and large enterprises. In addition, the product offerings of the two businesses worked together to form an information management system. The customers of the Company's ongoing business needed a database in order for the Company's products to perform; therefore, the target markets for the two businesses were the same. In addition, the assets, results of operations, and activities of the database business could not be clearly distinguished from the other assets, results of operations and activities of the Company prior to 2001. As such, the sale of the database business assets to IBM represented the sale of a product line rather than the disposal of a business segment.

        Transition Services and Other.    The Company and IBM provided certain transition services to each other for a limited period of time following the closing of the IBM Transaction. These services mainly consisted of the performance of certain administrative functions, hosting systems and the provision of office space in shared facilities of which one of the parties is the primary leaseholder. To facilitate the provision of these services, at the time of the IBM Transaction, the Company and IBM entered into reciprocal transitional service agreements, under which both parties agreed to provide and utilize transitional services at agreed established rates that the Company believes represent the fair value of such services. During the year ended December 31, 2002, the Company provided to IBM and purchased from IBM transitional services amounting to $3.8 million and $2.5 million, respectively. During the year ended December 31, 2001, the Company provided transitional services to IBM totaling $2.6 million and purchased transitional services from IBM totaling $4.1 million. The provision for shared administrative functions and office space in shared facilities ended during the second quarter of 2002. Effective December 31, 2002, the provision of shared infrastructure cost was substantially completed, except with respect to certain software support functions that were completed on March 31, 2003.

        During 2002, the Company paid IBM $13.2 million to fund the transfer of certain employee related accruals, $2.9 million to buy out certain lease obligations, $2.0 million to pay for the transfer of certain long-term assets and $2.4 million for royalties and other obligations owed to IBM. In conjunction with the payments made to IBM, IBM paid the Company $21.6 million to fund certain severance costs, $11.0 million to settle the net working capital adjustment under the Agreement and $0.8 million for taxes and other fees.

Note 15 — Termination of the Content Management Product Line

        On January 22, 2002, the Company's Board of Directors endorsed the decision to divest the Company's content management product line because it did not align with the Company's strategic goals. The net assets of the product line were available for immediate sale and an investment bank was engaged to assist in the divestiture process. At the time, the Company intended to complete the divestiture as soon as possible and, in any event, within one year of the Company's decision to sell the product line.

        As of March 31, 2002, the Company believed that the actions taken by the Company met the criteria under SFAS No. 144 for classification of a disposal group as "Assets held for sale" and "Liabilities associated with assets held for sale" and used this presentation on the balance sheet in the report filed on Form 10-Q for the three months ended March 31, 2002. Accordingly, the Company ceased amortizing capitalized software costs as of January 22, 2002. The Company has included the operating results of this product line for the year ended December 31, 2002, as a component of "Operating loss" in the Condensed Consolidated Statement of Operations. The Company was unable to distinguish certain historical financial information associated with this product line prior to January 2002; accordingly, the Company has not presented historical results as discontinued operations in accordance with the provisions of SFAS No. 144. The assets related to the content management product line were evaluated by the Company and were carried at cost, which was less than the estimated fair market value net of costs to sell. As of May 15, 2002, the Company did not expect to record a loss on the divestiture of its content management product line.

        During June 2002, the Company ceased efforts to find a buyer for its content management product line as no interested buyers had been identified. During the three months ended June 30, 2002, in conjunction with its decision to cease efforts to find a buyer, the Company terminated associated operations, except for completion of previously committed consulting and support contracts, and recorded charges totaling $7.3 million consisting of $4.5 million categorized as "Cost of software" for the impairment of software costs previously capitalized and charges totaling $2.8 million as "Merger, realignment, and other charges". The $2.8 million of "Merger, realignment, and other charges" includes $1.4 million of severance costs, $0.8 million of equipment impairment costs and $0.6 million of other exit costs. During the three months ended September 30, 2002, the Company recorded additional charges totaling $0.5 million as "Merger, realignment, and other charges" comprised of $0.3 million of severance costs and $0.2 million of other exit costs. In addition, the Company recorded $1.7 million in bad debt expense for the year ended December 31, 2002 related to the write off of accounts receivable balances that were deemed uncollectible as a result of the termination of this product line.

Note 16 — Accrued Merger, Realignment and Other Charges

        The following table summarizes the balance of components of the "Accrued merger, realignment and other charges" at December 31, 2003 and 2002 (in millions):

	December 31, 2003	December 31, 2002
Facility and equipment charges resulting from the IBM Transaction	$8.8	$13.0
Facility, severance, and other accruals arising from the Mercator acquisition	36.9	—
Other accrued merger and realignment charges:
Third quarter 2003 realignment	0.8	—
Third quarter 2002 realignment	0.2	1.5
2000 strategic realignment	—	0.7
Ardent merger and other	—	0.5

Total other accrued merger and realignment charges	$1.0	$2.7

Total accrued merger, realignment and other charges	$46.7	$15.7

        During the year ended December 31, 2003, the Company recorded $3.9 million of "Merger, realignment and other" charges consisting of $2.0 million related to its third quarter 2003 realignment plan and $2.4 million related to revised assumptions for facility and equipment charges resulting from the IBM Transaction. The Company also reversed $0.3 million of facility and other exit costs previously recorded as a result of other actions initiated during 2002 and 2001, the 2000 strategic realignment, and the acquisition of Ardent Software, Inc. ("Ardent") and other charges.

        The components of the Company's net merger, realignment and other charges are outlined below.

Facility and Equipment Charges resulting from IBM Transaction

        As a result of the IBM Transaction (see Note 14 of Notes to Consolidated Financial Statements) the Company no longer required as much facility space and, accordingly, recorded charges and adjustments during 2002 and 2001 for facilities and equipment costs related to the Company's vacant, or partially vacant, facilities. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the years ended December 31, 2003, 2002, and 2001 (in millions):

	Accrual Balance at December 31, 2002	Cash Payments	Charges/ Adjustments	Accrual Balance at December 31, 2003
Residual lease obligations and restoration costs	$13.0	$(6.6)	$2.4	$8.8
	Accrual Balance at December 31, 2001	Cash Payments	Charges/ Adjustments	Accrual Balance at December 31, 2002
Residual lease obligations and restoration costs	$25.0	$(16.3)	$4.3	$13.0
	Charges	Cash Payments	Non-cash Charges	Accrual Balance at December 31, 2001
Residual lease obligations and restoration costs	$33.0	$(8.0)	$—	$25.0
Fixed asset write-offs	2.3	—	(2.3)	—

	$35.3	$(8.0)	$(2.3)	$25.0

        The $8.8 million of residual lease obligations at December 31, 2003 is comprised of $7.6 million of lease-related payments that the Company estimates it will make for each facility through the end of the corresponding lease term, net of rental payments from IBM or other sublessees, and $1.2 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs relate to facilities that the Company has exited or had plans to exit at December 31, 2003 and expire from 2003 through 2008.

        The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company's facilities are located. As of December 31, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $2.2 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

        On March 31, 2002, the Company paid IBM $2.9 million for a release from lease obligations in seven facilities located in the United States and the United Kingdom while assuming additional lease obligations for two facilities in Ireland and Germany. The result of the negotiated release was a reduction in the Company's accrual for previously estimated lease obligations for the seven facilities by an aggregate of $7.0 million while increasing its previously estimated obligation by $2.0 million for the facilities in Ireland and Germany, resulting in a $5.0 million net reduction in the total charge.

        During the year ended December 31, 2002, the Company revised the assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties that resulted in $9.3 million of adjustments to the Company's facilities accrual. The majority of the adjustment related to decreasing market prices for sublease rental receipts, difficulty in obtaining sublease tenants, primarily in the United States and Europe, and additional costs arising from negotiations to exit facilities prior to the end of the lease term. In total the Company estimated it would receive $11.6 million of sublease income, $2.8 million for properties already sublet and $8.8 million from properties where a sublet was anticipated. The Company's sublease estimates assumed that no subtenants would default on rental payments and that the Company would be able to obtain subtenants at local market rates where market conditions were considered favorable. Sublease assumptions also included a vacancy period from the time the Company vacated the facility to the time the subtenant began to pay rent. The following sets forth the components of the charges recorded to "Merger, realignment and other charges" during the year ended December 31, 2002 (in millions):

Year Ended December 31, 2002
Release of lease obligations	$(7.0)
Additional assumed lease obligations	2.0
Revision of assumptions to reflect current market conditions and negotiated exit costs	9.3

Net charge	$4.3

        In connection with the IBM Transaction (See Note 14 of Notes to Consolidated Financial Statements), the Company recorded a $35.3 million charge during 2001 for facilities and equipment costs related to facilities that the Company no longer occupied at December 31, 2001. This charge was comprised of a reserve for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these abandoned facilities. The $33.0 million charge for residual lease obligations was based upon lease obligations that the Company estimated it would incur from the date of the Company's exit from the facility to the end of the corresponding lease term, net of rental payments from IBM or other sub-lessees. This charge also included estimated restoration costs for facilities that the Company had either exited or finalized plans to exit as of December 31, 2001. The leases relating to facilities that the Company had exited or planned to exit at December 31, 2001 expired beginning in 2002 through 2008. Included in the $33.0 million charge for residual lease obligations and restoration costs was $1.7 million of lease payments made in 2001 that related to vacant space in facilities that the Company planned to exit permanently, but had not completely exited by December 31, 2001. The Company expected to complete the permanent exiting of these facilities at various dates during 2002. Lease payments to be made prior to the permanent exit date were not accrued.

Facility, severance, and other accruals arising from the Mercator acquisition

        At the date of acquisition, Mercator had $10.5 million in "Accrued merger, realignment, and other" costs which were assumed by the Company at fair value. This reserve was recorded by Mercator prior to the acquisition for certain exit costs related to partially occupied facilities.

        As a result of restructuring actions taken in connection with the Mercator acquisition, $33.8 million of merger related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of $17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $2.0 million related to the cost of canceling certain contractual commitments. The severance and related costs relate to approximately 158 Mercator employees that will be terminated as a result of the acquisition. The Company expects, barring unforeseen circumstances, that substantially all of the severance and related costs will be paid out by the end of 2004. The $27.9 million in facility exit costs accrued as of September 12, 2003, the date of acquisition, consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2012.

        The following table summarizes the accrual activity for the period since the acquisition through December 31, 2003 (in millions):

	Accrued in Purchase Accounting September 12, 2003	Charges and Adjustments	Cash Payments	Accrual Balance at December 31, 2003
Residual lease obligations	$27.9	$1.8	$(1.3)	$28.4
Severance costs	14.4	0.6	(6.6)	8.4
Other exit costs	2.0	(1.0)	(0.9)	0.1

Total	$44.3	$1.4	$(8.8)	$36.9

        During the period since the acquisition through December 31, 2003 the Company increased the Mercator merger reserve by a net amount of $1.4 million. The increase of $1.8 million in the facilities reserves was primarily due to the additional costs of tenant improvements in a domestic location, the closure of an additional foreign facility, and an increase in the reserves required due to fluctuations in foreign exchange rates, which resulted in a corresponding increase to the goodwill recorded in connection with the Mercator acquisition. The additional $0.6 million of severance costs is due to the termination of additional Mercator employees, which resulted in a corresponding increase to the goodwill recorded in connection with the Mercator acquisition. The $1.0 million decrease in other exit costs consists of a $0.5 million non-cash write-off of deferred financing charges related to the loan agreement that the Company repaid and $0.5 million of amortization of deferred compensation related to the acceleration of the vesting of certain options of employees when they were terminated (see Note 12 of Notes to Consolidated Financial Statements). The value of these options were recorded as part of purchase accounting. The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company's facilities are located. As of December 31, 2003, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $22.6 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other accrued Merger realignment, and other charges

        During September 2003, the Company approved plans to realign its infrastructure by reducing its workforce as a result of the acquisition of Mercator. In addition the Company made adjustments to certain existing facility reserves. As part of the integration of Mercator, 17 Ascential employees were terminated and a related charge of $1.1 million was recorded during the three months ended September 30, 2003. During the three months ended December 31, 2003, 5 additional Ascential employees were terminated as part of the aforementioned realignment plan and a related charge of $0.9 million was recorded, consisting of $0.3 million of severance, and $0.6 million of non-cash stock compensation associated with the amendment of a single terminated employee's existing stock option grants. The $0.6 million charge associated with the non-cash stock compensation was offset against "additional paid in capital". The unpaid severance of $0.8 million remaining at December 31, 2003 is expected to be paid by December 31, 2004.

        The Company also previously recorded various merger and realignment charges as a result of other actions initiated during 2001 and 2002, including the third quarter 2002 realignment, the 2000 strategic realignment, and the acquisition of Ardent Software, Inc. ("Ardent") and other charges. The following table sets forth the activity related to those merger and realignment charges for the years ended December 31, 2003 (in millions):

	Accrual Balance at December 31, 2002	Charges/ Adjustments	Non-Cash	Cash Payments	Accrual Balance at December 31, 2003
Third Quarter 2003 Realignment
Severance and employment costs	$—	$2.0	$(0.6)	$(0.6)	$0.8
Third Quarter 2002 Realignment
Severance and employment costs	1.3	—	—	(1.2)	0.1
Other exit costs	0.2	—	—	(0.1)	0.1

	1.5	—	—	(1.3)	0.2

2000 Strategic Realignment
Facilities and equipment costs	0.7	(0.1)	—	(0.6)	—
Ardent Merger & Other
Facilities lease costs	0.5	(0.2)	—	(0.3)	—

Total accrued other merger, realignment and other chares	$2.7	$1.7	$(0.6)	$(2.8)	$1.0

The remaining unpaid severance balance of $0.2 million as of December 31, 2003 is expected to be substantially paid by December 31, 2004.

        The following table sets forth charges and activity related to Accrued other merger, realignment, and other for the year ended December 31, 2002 (in millions):

	Accrual Balance at December 31, 2001	Charges/ Adjustments	Non-Cash	Cash Payments	Accrued Balance at December 31, 2002
Third Quarter 2002 Realignment
Severance and employment costs	$—	$6.8	$—	$(5.5)	$1.3
Facility lease costs	—	0.3	(0.1)	(0.2)	—
Other exit costs	—	0.3	—	(0.1)	0.2

Total accrued merger realignment and other charges	—	7.4	(0.1)	(5.8)	1.5
Abandoned fixed assets	—	2.7	(2.7)	—	—

	—	10.1	(2.8)	(5.8)	1.5

Second Quarter 2002 Realignment

Severance and employment costs	—	5.7	—	(5.7)	—
Write-off computer equipment	—	0.8	(0.8)	—	—
Facility lease costs	—	0.4	—	(0.4)	—
Professional fees	—	0.4	—	(0.4)	—
Other exit costs	—	0.4	—	(0.4)	—

	—	7.7	(0.8)	(6.9)	—

First Quarter 2002 Realignment
Severance and employment costs	—	1.6	—	(1.6)	—
Facility lease costs	—	0.8	—	(0.8)	—
Other exit costs	—	0.1	—	(0.1)	—

	—	2.5	—	(2.5)	—

Third Quarter 2001 Realignment
Severance and employment costs	3.8	(0.4)	—	(3.4)	—

2000 Strategic Realignment
Severance and employment-related costs	0.1	—	—	(0.1)	—
Facilities and equipment costs	2.1	0.2	—	(1.6)	0.7
Costs to exit various commitments and programs	3.0	—	—	(3.0)	—

	5.2	0.2	—	(4.7)	0.7

Ardent Merger and Other	1.1	(0.4)	—	(0.2)	0.5

Total other accrued merger, realignment and other charges	$10.1	$19.7	$(3.6)	$(23.5)	$2.7

        The following table sets forth charges and activity related to Accrued merger, realignment, and other for the year ended December 31, 2001 (in millions):

	Accrual Balance at December 31, 2000	Charges/ Adjustments	Non-cash	Cash Payments	Accrued Balance at December 31, 2001
Third Quarter 2001 Realignment
Severance and employment-related costs	$—	$10.1	$—	$(6.3)	$3.8
Write-off of abandoned technology	—	1.9	(1.9)	—	—

	—	12.0	(1.9)	(6.3)	3.8

2000 Strategic Realignment
Severance and employment-related costs	22.8	3.5	—	(26.2)	0.1
Facilities and equipment costs	3.6	2.0	—	(3.5)	2.1
Costs to exit various commitments and programs	2.3	1.2	—	(0.5)	3.0

	28.7	6.7	—	(30.2)	5.2

	Accrual Balance at December 31, 2000	Non-cash	Cash Payments/ Charges	Accrued Balance at December 31, 2001
Ardent Merger and Other
Financial advisor and other fees	1.1	—	(0.9)	0.2
Severance and employment-related costs	1.0	—	(1.0)	—
Facilities and equipment costs	2.4	—	(1.5)	0.9

	4.5	—	(3.4)	1.1

Total Other Accrued Merger, Realignment and Other Charges	$33.2			$10.1

Third Quarter 2002 Realignment

        During the three months ended September 30, 2002, the Company approved a plan to further realign its infrastructure by reducing its workforce. The Company also identified certain assets associated with vacated facilities and headcount reductions that no longer had value at September 30, 2002. This plan related to a continuing effort to reduce the Company's infrastructure costs, the IBM Transaction (see Note 14 in these Notes to Consolidated Financial Statements), and the termination of its content management product line (see Note 15 in these Notes to Consolidated Financial Statements). As a result, the Company recorded $10.1 million of "Merger, realignment and other" charges during the six months ended December 31, 2002. This $10.1 million charge consisted of $6.6 million to reduce the Company's infrastructure costs, $3.0 million related to the IBM Transaction and $0.5 million related to the termination of its content management product line. The $6.6 million charge related to realigning the Company's infrastructure to reduce costs consisted of $6.5 million to terminate 142 employees and $0.1 million of other exit costs. The $3.0 million charge related to exiting facilities in connection with the IBM Transaction consisted of $2.7 million to write-off abandoned fixed assets, primarily at vacated facilities and $0.3 of additional facility lease costs. The $0.5 million charge related to the termination of the content management product line consisted of $0.3 million to terminate 17 employees and $0.2 million of other exit costs. The 159 employees being terminated as part of the third quarter 2002 realignment included approximately 98 sales and marketing employees, 17 general and administrative employees, 12 research and development employees, and 32 professional services employees. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2003, and 2002, as well as accrued balance remaining at December 31, 2003.

Second Quarter 2002 Realignment

        During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line (see Note 15 in these Notes to Consolidated Financial Statements), and realign its infrastructure by reducing its workforce and closing facilities in order to reduce costs. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $7.7 million of "Merger, realignment and other" charges during three months ended June 30, 2002. This $7.7 million charge consisted of $4.1 million of charges during the period related to the integration of Vality, $2.8 million to terminate operations related to the Company's content management product line, and $0.8 of additional costs associated with the wind down of the database business. The $4.1 million charge to integrate Vality consisted of $4.0 million to terminate 91 Ascential employees and $0.1 million of other costs. The $2.8 million charge related to its content management product line consisted of $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The 143 employees terminated included 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 million of other costs. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2003, and 2002.

First Quarter 2002 Realignment

        During the three months ended March 31, 2002, the Company approved plans to continue to reduce costs from its Informix Software business due to the IBM Transaction and consolidate certain offices in Europe. As a result the Company recorded $2.5 million of "Merger, realignment and other" charges consisting of $1.6 million of severance and employment related costs to terminate 35 sales and marketing employees, $0.8 million for lease management and other lease obligation costs and $0.1 million of other exit costs. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2003, and 2002.

Third Quarter 2001 Realignment

        During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount and as a result recorded a $12.0 million charge to "Merger, realignment and other" in 2001. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million during the three months ended September 30, 2001. The preceding table sets forth the significant components of the charge recognized during 2001 and the activity occurring during the years ended December 31, 2003, and 2002.

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

        The write-off of abandoned technology of $1.9 million related to the iDecide product, which was abandoned as a result of the sale of the database business.

2000 Strategic Realignment

        During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses and as a result recorded a charge of $86.9 million to "Merger, realignment and other" in 2000. The strategic realignment included a refinement of the Company's product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. During 2002 the Company recorded $0.2 million of additional costs to exit a facility in the United States arising from negotiations to terminate the lease prior to the end of the lease term. The preceding table sets forth the significant components of the charge recognized during 2000 and the activity occurring during the years ended December 31, 2003, 2002, and 2001.

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

        Included in the $1.9 million charge for facilities and equipment costs was $0.5 million for the write-off of leasehold improvements, as these assets were no longer being used, and $1.4 million for lease obligations for redundant facilities. The remaining accrual balance at December 31, 2001 of $2.0 million were for lease obligations that extended through 2005 for redundant facilities.

        Included in the $1.2 million charge for costs to exit various commitments and programs was an adjustment of $1.0 to revise estimates for the termination of contracted service commitments.

Ardent Merger and Other

        As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges to "Merger, realignment and other" arising from decisions to exit certain facilities. During 2002 the Company reversed $0.4 million of other exit costs associated with the Ardent acquisition as they were no longer needed. As of December 31, 2002, approximately $0.5 million of facility exit costs remained unpaid. Of the $0.5 million in facility exist costs, $0.3 million were for residual lease obligations and $0.2 million for restoration costs on idle facilities.

Note 17 — Quarterly Operating Results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year ended December 31, 2003
Net revenues	$35,296	$39,929	$45,889	$64,472
Gross profit	24,448	27,748	31,684	46,365
Net income (loss)	$(534)	$695	$(1,699)	$17,343

Net income (loss) per common share(1):
Basic	$(0.01)	$0.01	$(0.03)	$0.29

Diluted	$(0.01)	$0.01	$(0.03)	$0.28

Year ended December 31, 2002 Net revenues	$20,793	$27,962	$30,212	$34,051
Gross profit	9,634	11,474	17,473	22,998
Net loss	$(16,520)	$(20,628)	$(16,257)	$(10,168)

Net loss per common share(1):
Basic	$(0.26)	$(0.33)	$(0.27)	$(0.16)

Diluted	$(0.26)	$(0.33)	$(0.27)	$(0.16)

(1)
Amounts may vary from annual totals due to rounding.

QuickLinks

ASCENTIAL SOFTWARE CORPORATION ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
SIGNATURES
POWER OF ATTORNEY
ASCENTIAL SOFTWARE CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  1. Financial Statements
Report of Independent Auditors
REPORT OF INDEPENDENT AUDITORS
ASCENTIAL SOFTWARE CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ASCENTIAL SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ASCENTIAL SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ASCENTIAL SOFTWARE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
ASCENTIAL SOFTWARE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS