Form 10-K/A
period 2003-12-31
ASCENTIAL SOFTWARE CORP
filed 2004-03-16
CIK 799089

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
to
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

        This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") is being filed to add Exhibit 23.2, which was inadvertently omitted, due to a technical error, from the electronically filed Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENTIAL SOFTWARE CORPORATION
Date: March 16, 2004	By:	/s/ ROBERT C. MCBRIDE Robert C. McBride Vice President and Chief Financial Officer

QuickLinks

SIGNATURES