Form 10-Q
period 2004-03-31
ASCENTIAL SOFTWARE CORP
filed 2004-05-10
CIK 799089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2004.

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

YES [X]     NO [  ]

At April 30, 2004, 59,306,195 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2004

FORWARD-LOOKING STATEMENTS

Ascential, Ascential DataStage, Ascential QualityStage, Ascential ProfileStage and Ascential Enterprise Integration Suite are trademarks of Ascential Software Corporation or its affiliates and may be registered in the United States or other jurisdictions. Other marks are the property of the owners of those marks. This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks and uncertainties include, but are not limited to, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and elsewhere in, or incorporated by reference into, this report. Readers of this report should review carefully these factors as well as the description of risks and uncertainties, which, together with other detailed information about us, is contained in other documents and periodic reports that we file from time to time with the Securities and Exchange Commission. These forward-looking statements reflect management’s opinions only and only as of the date of this report and we disclaim any obligation to update or revise these statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
NET REVENUES
Licenses	$24,620	$19,170
Services	36,769	16,126

	61,389	35,296

COSTS AND EXPENSES
Cost of licenses	3,756	3,601
Cost of services	15,224	7,247
Sales and marketing	25,294	16,695
Research and development	9,549	5,370
General and administrative	6,655	6,409

	60,478	39,322

Operating income (loss)	911	(4,026)
OTHER INCOME (EXPENSE)
Interest income	2,079	3,312
Interest expense	(57)	(23)
Other income (expense), net	484	(26)

INCOME (LOSS) BEFORE INCOME TAXES	3,417	(763)
Income tax expense (benefit)	1,025	(229)

NET INCOME (LOSS)	$2,392	$(534)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
SHARES USED IN PER SHARE CALCULATIONS
Basic	60,220	57,876
Diluted	62,729	57,876

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$227,503	$202,568
Short-term investments	282,463	313,681
Accounts receivable, net	46,649	42,034
Recoverable income taxes	1,181	1,276
Other current assets	16,953	22,035

Total current assets	574,749	581,594
Property and equipment, net	11,638	11,186
Software development costs, net	15,116	14,794
Long-term investments	2,173	2,301
Goodwill	324,668	324,327
Intangible assets, net	17,592	19,863
Deferred income taxes	1,082	1,392
Other assets	10,476	10,622

Total assets	$957,494	$966,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,528	$16,878
Accrued expenses	17,186	14,433
Accrued employee compensation	14,929	24,207
Income taxes payable	58,845	62,327
Deferred revenue	45,679	41,106
Accrued merger, realignment and other charges	41,480	46,705
Deferred income taxes	544	594
Other current liabilities	1,285	1,585

Total current liabilities	191,476	207,835

Lease obligations	460	558

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock	—	—
Common stock	688	685
Additional paid-in capital	650,817	647,199
Treasury stock	(98,454)	(98,454)
Retained earnings	220,440	218,048
Deferred compensation	(1,504)	(1,779)
Accumulated other comprehensive loss	(6,429)	(8,013)

Total stockholders’ equity	765,558	757,686

Total liabilities and stockholders’ equity	$957,494	$966,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,392	$(534)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,763	2,125
Amortization of capitalized software development costs	1,822	1,732
Foreign currency transaction (gain) loss	1,435	(1,763)
Gain on sale of available for sale securities	(659)	—
(Gain ) loss on disposal of property and equipment	(8)	49
Deferred income taxes	(49)	(12)
Provision for losses on accounts receivable	65	33
Stock-based employee compensation	275	48
Changes in operating assets and liabilities
Accounts receivable	(4,733)	389
Other current and non-current assets	(1,681)	3,879
Accounts payable, accrued expenses and other liabilities	(21,751)	(6,830)
Deferred revenue	5,405	4,271

Net cash and cash equivalents provided by (used in) operating activities	(13,724)	3,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(175,455)	(264,435)
Maturities of available-for-sale securities	79,662	271,542
Sales of available-for-sale securities	128,569	23,240
Purchases of property and equipment	(1,949)	(878)
Additions to capitalized software development costs	(2,144)	(1,919)
Proceeds from sale of database business assets, net	—	109,328
Proceeds from the sale of product line	6,800	—
Other	—	(50)

Net cash and cash equivalents provided by investing activities	35,483	136,828

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital leases	(171)	—
Proceeds from issuance of common stock	3,621	677

Net cash and cash equivalents provided by financing activities	3,450	677

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(274)	992

Increase in cash and cash equivalents	24,935	141,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,568	216,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,503	$358,435

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$2,392	$(534)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax expense of $572 for the three months ended March 31, 2004 and $88 for the three months ended March 31, 2003	858	188
Reclassification adjustment for realized (gains) included in net income (loss), net of tax expense of $264 for the three months ended March 31, 2004 and $27 for the three months ended March 31, 2003	(395)	(63)
Change in cumulative foreign currency exchange translation adjustment	1,121	(745)

Other comprehensive income (loss)	1,584	(620)

Comprehensive income (loss)	$3,976	$(1,154)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note A — Summary of Significant Accounting Policies

     Organization and Operations. Ascential Software Corporation (referred to as, “we” or the “Company”) was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation.” During the third quarter of 2001, we sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to our database management systems business, including the name “Informix,” for a purchase price of $1.0 billion in cash (the “IBM Transaction”). In connection with the sale to IBM, we changed our name to Ascential Software Corporation.

     We are a global provider of enterprise data integration software and services. We design, develop, market and support enterprise data integration software products and solutions to allow the Global 2000 and other large organizations and governmental institutions, to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. We also offer our customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     The principal geographic markets for our products are North America, Europe and Asia/Pacific. Our customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the manufacturing, financial services, healthcare telecommunications, media, retail/wholesale, hospitality, and government services sectors.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2003 included in our most recent Annual Report on Form 10-K. In the opinion of our management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of our operations, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with our audited financial statements, and the accompanying notes, for the year ended December 31, 2003 that are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Reverse Stock Split. On June 17, 2003, we effected a one-for-four reverse stock split. Accordingly, all share and earnings per share figures have been restated as though the reverse split had been in effect for all periods presented.

     Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure “SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosure in our annual and interim financial statements regarding the method we use for stock-based compensation and the effect of the method we use on reported results. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, we utilize the intrinsic value method to account for awards to employees, directors, and officers under our plans. Under the intrinsic value method, we generally recognize no compensation expense with respect to such awards granted under the terms of our various stock option plans and issued under our Employee Stock Purchase Plan (“ESPP”). All options granted under our stock option plans for the periods presented were for a fixed number of shares and had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 148, as if we accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The fair value of our stock-based awards was estimated using the following weighted average assumptions:

	Options		ESPP
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Dividend rate	—	—	—	—
Expected life (years)	4.5	4.5	.25	.25
Expected volatility	103%	85%	75%	85%
Risk-free interest rate	3.18%	2.83%	0.97%	1.08%
Weighted average fair value of option grants and ESPP purchases	$19.85	$6.31	$7.81	$3.10

For pro forma purposes, the estimated fair value of our stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the ESPP). The following table illustrates the effect on net income (loss), and net income (loss) per share, as if we had applied the fair value method to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) to common stockholders:
As reported	$2,392	$(534)
Add:
Stock-based compensation recognized in net income (loss)	275	48
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,874)	(5,179)

Net loss applicable to common stockholders:
Pro forma	$(5,207)	$(5,665)

Net income (loss) per common share:
Basic, as reported	$0.04	$(0.01)
Diluted, as reported	$0.04	$(0.01)
Basic and diluted, pro forma	$(0.09)	$(0.10)
Shares used in calculations Basic and pro forma	60,220	57,876
Diluted	62,729	57,876

     New Accounting Pronouncements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately with respect to arrangements entered into after January 31, 2003. In the third quarter of 2004, we are required to adopt the provisions of FIN 46, as amended by FIN 46R, for those arrangements entered into prior to January 31, 2003. The adoption of FIN 46R is not expected to have a material impact on our financial position or results of operations.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

Note B — Goodwill and Other Intangible Assets

     As of March 31, 2004, we had goodwill in the amount of $324.7 million. There was an increase of $0.4 million in the carrying value of goodwill from December 31, 2003. This change consists of a $0.2 million reduction related to tax refunds received related to Vality Technology Incorporated (“Vality”), which we acquired in 2002, for which no receivable had been recorded and a $0.6 million net increase associated with an adjustment to the assets and liabilities acquired in our acquisition, in 2003, of Mercator Software, Inc. (“Mercator”). We previously determined, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, that we would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets amounted to $17.6 million (net of accumulated amortization of $15.1 million) and $19.9 million (net of accumulated amortization of $12.8 million) at March 31, 2004 and December 31, 2003, respectively. These intangible assets consist primarily of customer relationships, developed technology and agreements not to compete acquired through business combinations. We are currently amortizing these assets over their estimated useful lives, generally ranging from one to seven years. There are no anticipated residual values related to these intangible assets. Amortization expense for the three months ended March 31, 2004 and 2003 was $2.3 million and $1.3 million, respectively. Amortization expense is currently anticipated to be $6.1 million for the remainder of 2004, and amortization expense for these intangibles for each of the years ending December 31, 2005, 2006, 2007 and 2008 is currently anticipated to be $3.8 million, $2.9 million, $2.8 million and $2.0 million, respectively.

Note C — Net Income/(Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income (loss)	$2,392	$(534)

Denominator:
Denominator for basic net income (loss) per common share - Weighted-average shares outstanding	60,220	57,876

	Three Months Ended
	March 31,
	2004	2003
Effect of dilutive securities:
Employee stock options	2,509	—

Denominator for diluted net income (loss) per common share - Adjusted weighted-average shares and assumed conversions	62,729	57,876

Basic net income (loss) per common share	$0.04	$(0.01)
Diluted net income (loss) per common share	$0.04	$(0.01)

     Options to purchase 0.4 million shares of our common stock with exercise prices below the average market price for the quarter ended March 31, 2003 have been excluded from the dilutive calculation as the potential common shares associated with these options are anti-dilutive due to the net loss for the period. These options have per share exercise prices ranging from $0.20 to $11.44.

     We excluded other potential common shares for the quarters ended March 31, 2004 and 2003 totaling 3.2 million and 5.2 million, respectively, from our diluted net loss per share computation because the exercise prices of these securities were equal to or exceeded the average market value of our common stock for the same periods and, therefore, these securities were anti-dilutive. These potential common shares consist of stock options with per share exercise prices ranging from $23.75 to $233.29 and $11.56 to $89.00 in the quarters ended March 31, 2004 and 2003, respectively, and are exercisable at various dates through March 2014.

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Cumulative foreign exchange translation adjustment	$(7,187)	$(8,308)
Unrealized gains on available for sales securities, net of taxes of $505 at March 31, 2004 and $197 at December 31, 2003	758	295

Accumulated other comprehensive loss	$(6,429)	$(8,013)

Note E — Stockholders’ Equity

     The following table reconciles shares of common stock issued and outstanding at March 31, 2004 and December 31, 2003 (in thousands):

Reconciliation of shares of common stock issued (in thousands):
Shares issued at December 31, 2003	68,478
Shares issued upon exercises of stock options	264
Shares sold and issued to employees under our employee stock purchase plan	49

Shares issued at March 31, 2004	68,791
Less shares in treasury at March 31, 2004	(8,393)

Shares of common stock outstanding at March 31, 2004	60,398

     We had 8,392,779 shares of common stock in treasury at March 31, 2004 and at December 31, 2003. Through the first quarter of 2004, we have repurchased an aggregate of 15.1 million shares of common stock, for an aggregate purchase price of $217.2 million, as part of our previously-approved stock repurchase program that commenced in the second quarter of 2001. From April 1, 2004 through May 7, 2004 , we repurchased an additional 1.4 million shares of common stock for an aggregate purchase price of $24.3 million. We are authorized to repurchase up to $350.0 million of common stock under this program.

Note F — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at March 31, 2004 and December 31, 2003 (in millions):

	March 31, 2004	December 31, 2003
Facility and equipment charges resulting from the IBM Transaction	$7.9	$8.8
Facility, severance, and other accruals arising from the Mercator acquisition	32.9	36.9
Other merger and realignment charges	0.7	1.0

Total accrued merger, realignment and other charges	$41.5	$46.7

     The components of our merger, realignment and other charges are described below.

Facility and Equipment Charges resulting from IBM Transaction

     As a result of the IBM Transaction, we no longer required as much facility space and, accordingly, recorded charges and adjustments during 2003, 2002 and 2001 for facilities and equipment costs related to our vacant, or partially vacant, facilities. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the three months ended March 31, 2004 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December			March
	31,	Cash	Charges and	31,
	2003	Payments	Adjustments	2004
Residual lease obligations and restoration costs	$8.8	$(0.9)	$—	$7.9

     The $7.9 million of residual lease obligations is comprised of $6.7 million of lease-related payments that we estimate we will make for these facilities through the end of the corresponding lease term, net of rental payments from IBM or other sublessees, and $1.2 million of estimated restoration costs for facilities that we have either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs at March 31, 2004 relate to facilities that we have exited or planned to exit, with leases that expire from 2004 through 2008.

     We may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of our facilities that are being exited and the volatility of the real estate markets in which our facilities are located. As of March 31, 2004, barring unforeseen circumstances, we do not expect additional charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $2.3 million, the maximum estimated remaining unaccrued obligation under existing contractual lease terms.

Facility, Severance, and Other Accruals arising from the Mercator Acquisition

     At the date of acquisition, Mercator had $10.5 million in “Accrued merger, realignment and other” costs, which we assumed at fair value. This reserve was recorded by Mercator prior to the acquisition for certain exit costs related to partially occupied Mercator facilities.

     As a result of restructuring actions taken in connection with the Mercator acquisition, an additional $33.8 million of merger related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of

$17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $2.0 million related to the resolution of certain other Mercator matters. The severance and related costs related to approximately 158 Mercator employees that were or are being terminated as a result of the acquisition. We expect, barring unforeseen circumstances, that substantially all of the severance and related costs will be paid out by the end of 2004. The $27.2 million in facility exit costs accrued as of March 31, 2004 consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2012, net of expected payments form subleases.

     The following table summarizes the accrual activity for the three months ended March 31, 2004 (in millions).

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	March 31,
	2003	Payments	Adjustments	2004
Residual lease obligations	$28.4	$(1.6)	$0.4	$27.2
Severance costs	8.4	(3.5)	0.7	5.6
Other exit costs	0.1	—	—	0.1

Total	$36.9	$(5.1)	$1.1	$32.9

     During the three months ended March 31, 2004 we recorded additional employee severance costs of $0.7 million associated with the termination of Mercator employees in foreign locations and $0.4 million as a result of a change in the estimate of our remaining residual lease obligations. We may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of Mercator facilities being exited and the volatility of the real estate markets in which our facilities are located. As of March 31, 2004, barring unforeseen circumstances, we do not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $21.1 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     During September 2003, we approved plans to realign our infrastructure by reducing our workforce as a result of the acquisition of Mercator. We refer to this as the third quarter 2003 realignment. In addition, we made adjustments to certain existing facility reserves. As part of the integration of Mercator, 17 of our employees were terminated and a related charge of $1.1 million was recorded during the three months ended September 30, 2003. During the three months ended December 31, 2003, we terminated five additional employees as part of the aforementioned realignment plan and a related charge of $0.9 million was recorded, consisting of $0.3 million of severance and $0.6 million of non-cash stock compensation associated with the amendment of a single terminated employee’s existing stock option grants. During the three months ended March 31, 2004, we paid $0.3 million of severance costs. Barring unforeseen circumstances, we expect the unpaid severance of $0.5 million remaining at March 31, 2004 to be paid by December 31, 2004.

     We also previously recorded a realignment charge in the third quarter of 2002. The $0.2 million in remaining facility exit costs at March 31, 2004 consists primarily of lease related payments on idle facilities with leases that expire at various dates through 2004.

     Note G — Business Segments

     We have two segments that report to our Chief Executive Officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. “We”, the “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. We completed the IBM Transaction during the third quarter of 2001. Accordingly, we derived no revenue from operations associated with the Informix Software segment after 2001, and the only remaining operating segment subsequent to the

IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two operating businesses for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,
	2004	2003
Operating income( loss):
Ascential Software	$1.3	$(2.8)
Informix Software	(0.4)	(1.2)

Total Ascential Software Corporation	$0.9	$(4.0)

Income (loss) before income taxes:
Ascential Software	$3.8	$0.4
Informix Software	(0.4)	(1.2)

Total Ascential Software Corporation	$3.4	$(0.8)

     The operating loss for Informix Software for the three months ended March 31, 2004 and 2003 relates principally to the costs of the settlement of disputes associated with the historical database operations, net of recoveries, and the general and administrative costs associated with consolidating the infrastructure of the database business into the infrastructure of our current operating business.

     For the three months ended and as of March 31, 2004 and 2003, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

     For the three months ended March 31, 2004 and 2003, no single customer accounted for greater than 10% of revenue.

Note H — Commitments and Contingencies

     We generally warrant that our unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally 90 days in the United States, and longer in jurisdictions with applicable statutory requirements). Additionally, we generally warrant that our consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial. We also generally offer indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.

     As part of the IBM Transaction, we entered into a master purchase agreement (the “MPA”) under which we agreed to indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any of our representations or warranties under the MPA to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any of our obligations under the MPA; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. Our indemnification obligations with respect to certain representations and warranties under the MPA terminated on July 1, 2003.

     We are obligated to indemnify certain current and prior directors and officers for various matters arising from their actions during the period they were employed or associated with the Company. We are paying the legal fees of some former officers, which payments are currently not expected to have a material adverse effect on our financial condition. We may be entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied. Our indemnification obligations are defined by indemnification agreements, our charter and by-laws, and Delaware law. We are insured for certain other costs and losses that could be incurred by virtue of our future indemnification obligations. In May 2002 and November 2003, we entered into standby letters of credit that expire by November 2006 and November 2007, respectively, which guarantee a total of $1.4 million of potential tax payments related to certain payments made to two of our former officers. These potential tax payments, which have been partially reserved based on management’s assessment of the potential payments, relate to severance paid to these former officers in accordance with change in control agreements that were triggered by the IBM Transaction. Payment under the standby letters of credit may be due upon final determination of these tax liabilities.

     During 2003, we issued a $2.5 million standby letter of credit to guarantee certain lease obligations pursuant to a lease between Mercator and the landlord of an office facility located in Wilton, Connecticut. The letter of credit is automatically extended annually, but not beyond July 1, 2013.

     We have also entered into standby letters of credit to guarantee approximately $0.4 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from our bank if we defaulted on our lease payment obligations.

     From time to time, in the ordinary course of business, the Company is involved in various legal proceedings and claims, including but not limited to those related to the operations of the former database business and/or asserted by former employees of the Company relating to their employment or compensation by the Company. The Company does not believe that any of these other proceedings and claims will have a material adverse effect on the Company’s business or financial condition.

Note I — Business Combinations

     On September 12, 2003, we completed the acquisition of Mercator. Mercator’s products addressed high performance, real time, complex data transformation and routing requirements in transaction oriented environments. We purchased Mercator to broaden and complement our existing enterprise data integration capabilities, increase our size and scale, and leverage the increased customer base of the combined companies. This acquisition also resulted in an in-place workforce of engineering, sales and marketing talent that we believe has the knowledge and expertise to complement our existing workforce. Upon the closing of the acquisition of Mercator on September 12, 2003, we established a reserve of $36.2 million to restructure our company to incorporate the integration of Mercator. This restructuring reserve primarily includes the cost of severance for certain redundant general and administrative functions and the costs related to the closure of certain redundant facilities as discussed further in Note F.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Mercator have been included in our consolidated financial statements since the date of the acquisition. We paid approximately $109.3 million in cash to acquire the outstanding Mercator Shares. In addition, the purchase price includes $5.0 million for transaction costs and $15.7 million for the fair value of options to purchase shares of our common stock exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase our common stock that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $1.9 million will be amortized to compensation expense over the remaining vesting period of the underlying options. The remaining $0.5 million was offset against the merger reserve (see Note F) related to the acceleration of the vesting of certain options of employees when they were terminated. During the quarter ended March 31, 2004, $0.2 million was amortized to compensation expense.

     During the three months ended December 31, 2003, we commenced efforts to sell our Key/Master data entry software product line, which was formerly owned by Mercator, and is not part of the our core enterprise data integration offering. On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc.

(“Phoenix”) pursuant to which we sold the rights to our Key/Master data entry software product line. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other current assets, at its fair market value of $6.8 million. The total sales price of $6.8 million was received in the quarter ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements relating to future events or our future financial performance which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our current and future products and technology; expected transitional costs and other transitional matters arising from the IBM Transaction and the termination of our database business; our ability to leverage our global professional services organization to accelerate the adoption of our product offerings and provide value-added services to existing customers; residual values related to intangible assets; future amortization costs; potential increases in sales headcount; costs associated with continued investment in research and development and anticipated investment in sales and marketing and product support; continued investments in property and equipment; sufficiency of our liquid assets and other resources for our business operations, repurchases of our common stock, potential acquisitions, facilities, severance, obligations and restructuring initiatives; expected transitional and severance costs and other transitional matters arising from our acquisition of Mercator; expected lease payments and restoration costs; potential adjustments or charges related to undiscounted lease obligations and restoration costs, volatility of real estate markets and quantity and size of facilities being exited; payment of legal fees of former officers and potential reimbursement; potential tax payments; and effect of changes in interest rates, exchange rates and fluctuations of the equity price of marketable securities. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note A of Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however, we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, remaining costs associated with the termination of our database business for the year ended December 31, 2004 are expected to be a relatively insignificant amount.

     Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable platform, is the industry’s only complete solution that is intended to address the full data integration life cycle, and turns corporate data into “Intelligent Information” - information that is reliable, relevant, and complete — so organizations can make better informed business decisions and drive their strategic application initiatives.

     Our products for automated data profiling, data quality management and cleansing and data extraction, transformation, and loading are built on an enterprise data integration platform of core integration offerings that are intended to provide end-to-end meta data (information about data) management for a clear, unambiguous definition and history of the data used to drive strategic enterprise applications. We also provide connectivity between virtually any standard data source and application as well as virtually unlimited scalability through our platform to manage the massive volumes of corporate data generated through high-performance processing. This complete offering is called the Ascential Enterprise Integration Suite and is currently, we believe, the only end-to-end enterprise integration platform of its type available from a single vendor.

     We also offer a full range of consulting, educational and support services to assist customers through all phases of a project. Based on demonstrated methodologies, these services represent years of accumulated intellectual capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.

     We support more than 3,000 customers in such industries as telecommunications, insurance, financial services, healthcare, life sciences, manufacturing, consumer goods, government and retail. We had 878 employees as of March 31, 2004.

     Enterprises are faced with managing the exploding growth of data and gaining a more accurate view of the factors that impact their performance. Enterprises are also coping with the requirement to access data from an increasing number of disparate sources of data which frequently contain incomplete, inaccurate, inconsistent or duplicate information. We believe these organizations want to be able to use the data efficiently and effectively to increase their revenue and market share, decrease operating costs and improve asset utilization. Our overall business strategy is to establish Ascential Software Corporation as the leader in the enterprise data integration market by delivering what we believe to be the industry’s most comprehensive data integration product solution. We seek to accomplish this by continuing to expand our product offerings through internal development and strategic technology and business acquisitions. We are focused on accelerating revenue growth by leveraging our substantial customer base and the completeness of our enterprise data integration offerings, and by expanding our worldwide distribution through alliances with recognized industry leaders. We also intend to leverage our global professional services organization to accelerate the adoption of our product offerings and provide a variety of value-added services to our existing customers.

     We use a number of key metrics internally to track our progress against these objectives. We measure our progress by, among other things, (1) the number of new customers signed each quarter, (2) the number of our customers constituting Fortune 500 and Global 2000 companies, and (3) the amount of incremental revenue generated from new projects within our existing installed base. We monitor the success of our strategic alliances by reviewing the revenue generated from these relationships and the number of license deals, and revenue generated or influenced by third parties, on a quarterly basis. In order to ensure that spending is consistently monitored and resources are used appropriately, we track revenue, headcount, and spending on a weekly basis. We regularly review all relevant margin metrics, including license margins, maintenance margins, professional service margins, total service margins and operating margins. In addition, in order to maximize cash flow and to identify customer payment issues on a timely basis, we closely monitor cash collections and accounts receivable days sales outstanding (“DSO”).

     On September 12, 2003, we completed the acquisition of Mercator. The aggregate cash purchase price for all of the common stock of Mercator was approximately $94.9 million, net of $14.4 million of cash acquired from Mercator. In addition, all outstanding options to purchase shares of Mercator common stock were converted into options to purchase shares of our common stock, subject to certain adjustments.

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

Critical Accounting Policies

     This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition; allowance for doubtful accounts; capitalization of software development costs; business combinations; goodwill and intangible assets; income taxes; and merger, realignment and other charges. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, please refer to the discussion of our critical accounting policies in our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004.

RESULTS OF OPERATIONS

Executive Overview of Results of Operations

     The following table compares our key financial metrics for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
License revenue (in thousands)	$24,620	$19,170
Service revenue (in thousands)	36,769	16,126
Total revenue (in thousands)	61,389	35,296

Gross margin	69%	69%
Services margin	59%	55%
Operating margin	1%	(11%)

Ending headcount	878	613
Average license revenue per quota carrying sales representative (in thousands) (1)	$286	$304
Revenue per employee (in thousands)(2)	$71	$56
Average license selling price (in thousands) (3)	$117	$127
Days sales outstanding(4)	68	69

(1)	Calculated using license revenue divided by the number of sales representatives with sales quotas at the end of the quarter.

(2)	Calculated using total revenue divided by average number of employees for the quarter.

(3)	Calculated as total license revenue from transactions greater than $25,000 in license revenue, divided by total number of those transactions for the quarter.

(4)	Calculated by dividing net accounts receivable as of the balance sheet date, by the quotient determined by dividing the respective year’s first quarter revenue by ninety days. Accounts receivable and deferred revenue are reduced for certain amounts for which revenue has not been recognized.

     During the first quarter of 2004, we achieved total revenue growth of 74%, with 28% growth in license revenue, compared with the first quarter of 2003. This was achieved primarily by an increased volume of transactions with all customer types and an expanded maintenance base, including those customers acquired in the Mercator transaction. Our average license selling price and average license revenue per quota carrying sales representative decreased from the first quarter of 2003 to the first quarter of 2004. This was primarily due to the inclusion in the first quarter of 2003 of sales to a single customer that generated 16% of our license revenue, while the first quarter of 2004 did not include any transactions of comparable size. Without taking into account the license revenue of the single customer described above, our average license selling price would have been $108,000 and our average license revenue per quota carrying sales representative would have been $256,000 in the first quarter of 2003, compared with an average license selling price of $117,000 and average license revenue per quota carrying sales representative of $286,000 in the first quarter of 2004.

     The revenue growth that we experienced, combined with the results of cost control efforts, enabled us to improve several key margin metrics. The services margin improvement of four percentage points was the result of an expanded maintenance base as well as more consulting engagements that extended throughout enterprises rather than a single department or division within an enterprise. Our operating margin improved from (11%) in the first quarter of 2003 to 1% in the first quarter 2004.

I.	Revenue

     The following table and discussion compares our revenue by type for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,
	2004	2003
Ascential Software Corporation
License revenue	$24.6	$19.2

Service revenue:
Maintenance revenue	22.8	9.6
Consulting and education revenue	14.0	6.5

Total service revenue	36.8	16.1

Total revenue — Ascential Software	$61.4	$35.3

License revenue as a percent of total revenue	40%	54%
Service revenue as a percent of total revenue	60%	46%

     License revenue. License revenue for the quarter ended March 31, 2004 increased 28% to $24.6 million from $19.2 million for the quarter ended March 31, 2003. This $5.4 million increase was principally the result of a 38% increase in the number of license transactions greater than $25,000 during the quarter. We experienced this increase worldwide, for new as well as existing customers and for transactions completed through strategic partners as well as those entered into directly with end user customers. The average selling price of licensed products in license transactions greater than $25,000 during the first quarter of 2004 decreased 8% compared with the first quarter of 2003. This was primarily due to the inclusion, in the first quarter of 2003, of sales to a single customer that generated 16% of our license revenue, while the first quarter of 2004 did not include any transactions of comparable size. Without taking into account the license revenue of the single customer described above, the average license selling price of licensed products increased 8% in the first quarter of 2004 relative to the first quarter of 2003. This increase was derived from new as well as existing customers and from transactions completed through strategic partners as well as those entered into directly with end user customers.

     Service revenue. Total service revenue for the quarter ended March 31, 2004 increased by $20.7 million, or 129%, to $36.8 million from $16.1 million for the quarter ended March 31, 2003.

     Maintenance revenue increased by $13.2 million, or 138%, to $22.8 million in the first quarter of 2004 from $9.6 million in the first quarter of 2003. The increase in maintenance revenue is attributable to the installed base of customers acquired from Mercator as well as the increase in our installed base of customers following the 55% license growth experienced during 2003.

     Consulting and education revenue increased by $7.5 million, or 115%, to $14.0 million in the first quarter of 2004 from $6.5 million in the same period of 2003. The increase in consulting and education revenue correlates to an increase in the volume of consulting engagements worldwide following an increase in license revenue during 2003 and reflects increased adoption of our products. Our consulting engagements have increasingly extended throughout enterprises rather than a single department or division within an enterprise.

     Total Revenue. For the three months ended March 31, 2004 and 2003, no single customer accounted for greater than 10% of total revenue.

II.	Costs and Expenses

     The following table and discussion compares the costs and expenses for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,
	2004	2003
Cost of licenses	$3.8	$3.6
Cost of services	15.2	7.2
Sales and marketing	25.3	16.7
Research and development	9.5	5.4
General and administrative	6.7	6.4

Total costs and expenses	$60.5	$39.3

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized software development costs or acquired technology, (2) third-party royalties, and (3) distribution and manufacturing personnel costs.

     During the quarter ended March 31, 2004, cost of licenses increased $0.2 million, or 6%, to $3.8 million from $3.6 million in the same period of 2003. This increase was primarily the net result of two factors. First, amortization costs increased by $0.5 million due principally to the amortization of developed technology acquired through the Mercator acquisition. We acquired $7.0 million of completed technology in connection with the Mercator acquisition in the third quarter of 2003 that is being amortized over 5 years and, accordingly, we began to recognize amortization expense in September 2003. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases. Second, third-party royalty expenses decreased $0.3 million due principally to a decline in amortization of prepaid license royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft, Inc., a company that we acquired in 1998. These prepaid licenses were fully amortized as of December 31, 2003.

     Cost of services. Cost of services consists of maintenance, consulting and education personnel expenses and third-party subcontracting costs. Cost of services for the three months ended March 31, 2004 increased 111%, or $8.0 million, to $15.2 million from $7.2 million in the same period of 2003. This net increase is a result of the impact of a combination of factors. We incurred $5.4 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $7.5 million in consulting and service revenue. We also incurred $1.6 million in additional maintenance costs, principally headcount related, associated with generating $13.2 million in additional maintenance revenue as compared to the first quarter of 2003. Additionally, we incurred $0.6 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to acquired products that were determined not to be strategic and $0.4 million in amortization of customer relationships acquired through the Mercator acquisition. We valued customer relationships acquired from Mercator in the third quarter of 2003 at $7.0 million, which is being amortized over 5 years and, accordingly, we began to recognize the associated amortization expense in September 2003.

     The following table depicts services margins for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended
	March 31,
	2004	2003
Maintenance margin	81%	82%
Consulting and education margin	22%	16%
Total services margin	59%	55%

     The total services margin increased to 59% for the quarter ended March 31, 2004 from 55% during the same quarter in 2003 due to a substantial improvement in the consulting and education margins. This improvement is a result of an increase in the number and average length of consulting engagements that enabled improved utilization of our consultants as well as increased utilization of lower cost subcontracted resources. The slight drop in the maintenance margin is a result of the incremental costs associated with the outsourcing of various functions and the amortization of Mercator customer relationships, as discussed above.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the quarter ended March 31, 2004 increased 51%, or $8.6 million, to $25.3 million from $16.7 million for the same period of 2003. This increase is principally the result of a 36% increase in headcount from March 31, 2003 to March 31, 2004, primarily from the headcount added in connection with the Mercator acquisition, with the remaining increase attributable mainly to increased marketing program spending associated with new products and increased marketing activities. Total selling and marketing headcount was 313 at March 31, 2004, including 86 quota carrying sales representatives. This compares to 63 quota carrying sales representatives as of March 31, 2003. Barring unforeseen circumstances, we currently plan to increase our sales headcount during 2004, depending on the revenue, productivity and growth levels that we may experience.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. During the first three months of 2004, our research and development efforts were focused primarily on enhancements to the Ascential Enterprise Integration Suite. Research and development expenses for the quarter ended March 31, 2004 increased 76%, or $4.1 million, to $9.5 million from $5.4 million for the same quarter of 2003. This increase is primarily the result of a 54% increase in research and development headcount from 156 at March 31, 2003 to 241 at March 31, 2004, resulting in increased salary, overhead and related costs. This increase in headcount relates primarily to Mercator research and development personnel who became

Ascential Software employees following the acquisition. In addition, there was a $0.5 million increase in consultant and subcontractor costs, including off-shore resources, and a $0.3 million increase in depreciation and equipment costs resulting from the larger employee base and increased development activity. Capitalization of software development costs during the first quarter of 2004 related principally to the development of enhancements to the Ascential Enterprise Integration Suite and increased by approximately $0.2 million during the first quarter of 2004 as compared to the same period in 2003 as a result of an increase in overall research and development spending and the nature of development projects.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the quarter ended March 31, 2004, general and administrative expenses increased 5%, or $0.3 million, to $6.7 million from $6.4 million for the first quarter of 2003. This change is a result of several factors. First, the transition costs related to the wind down of our database business decreased by $0.8 million to $0.4 million from $1.2 million in the same period of the prior year. During the first quarter of 2004, these costs consisted of $0.3 million in legal costs related to disputes associated with the historical database operations and $0.1 million of administrative and liquidation costs associated with the closure of subsidiaries, while in the first quarter of 2003, dispute resolution costs totaled $0.9 million and administrative and liquidation costs totaled $0.3 million. Second, costs associated with transitional activities following the Mercator acquisition increased $0.4 million. These costs are not expected to recur following the first quarter of 2004. Third, the remaining increase of $0.7 million relates primarily to personnel and related overhead costs due to a 14% increase in headcount in general and administrative functions from March 31, 2003 to March 31, 2004 in order to scale our infrastructure to that of a larger company.

III.	Other Income (Expense)

	Three Months Ended
	March 31,
	2004	2003
	(in millions)
Interest income	$2.1	$3.3
Other income (expense), net	0.5	—

     Interest income. Interest income for the three months ended March 31, 2004 decreased by $1.2 million, or 36%, from the same period of the prior year. This decrease is principally attributable to two factors. First, ending cash balances decreased 17% from March 31, 2003 to March 31, 2004 due mainly to the cash paid to acquire Mercator. Second, the composite rate of return for the quarter on cash and investments has declined by approximately 70 basis points as a result of the general economic environment and prevailing interest rates during the quarter as compared to the same quarter of last year.

     Other income, net. Other income, net, for the three months ended March 31, 2004 consists of approximately $0.6 million of realized gains on investments, offset by $0.1 million of foreign currency losses, principally related to the revaluation of forward foreign currency contracts. Other income, net, for the three months ended March 31, 2003 consisted of $0.1 million of foreign exchange losses offset by $0.1 million of realized gains on investments. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations and continue to evaluate our subsidiary structure as deemed appropriate to match current business needs. As these subsidiaries are liquidated, the cumulative translation adjustment that has been recorded on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

IV.	Income Taxes

	Three Months Ended
	March 31,
	2004	2003
	(in millions)
Income (loss) before income taxes	$3.4	$(0.8)
Income tax expense (benefit)	1.0	(0.2)
Effective tax rate	30%	30%

     For the three months ended March 31, 2004, the effective tax rate was 30%. This rate is lower than the composite U.S. federal and state statutory rate as a result of income generated in jurisdictions with lower tax rates and utilization of net operating loss carry-forwards.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $510.0 million at March 31, 2004 and consisted of $227.5 million in Cash and $282.5 million of short-term investments. At December 31, 2003, Cash and short-term investments totaled $516.2 million and consisted of $202.6 million in Cash and $313.7 million of short-term investments. The $6.2 million decrease in Cash and short-term investments for the three months ended March 31, 2004 was primarily due to $13.7 million that was used in operations, principally related to the payment of current liabilities. We also purchased $2.0 million of property and equipment. These uses of cash were offset by $6.8 million that was received in connection with the sale of the Key/Master data entry software product line (See Note I of the Notes to Condensed Consolidated Financial Statements) as well $3.6 million in proceeds received from the issuance of common stock under our employee stock purchase plan and through the exercise of stock options.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the three months ended March 31, 2004, we incurred capital expenditures of $2.0 million and capitalized software development costs totaling $2.1 million.

     As of March 31, 2004 we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe we have enough Cash and short-term investments to continue to fund any repurchases of our common stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations in addition to current and future restructuring initiatives, if any.

Additional Stock Option Disclosure

     The following information is presented pursuant to a proposal instituted by the American Electronics Association for technology companies to voluntarily expand disclosures relating to stock compensation.

     Option Program Description

     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees are eligible to participate. None of the stock options issued last year were granted to executive officers.

     Option Plans

     In February 1989, we adopted the 1989 Outside Directors Stock Option Plan (as amended and restated, the “1989 Plan”), whereby non-employee directors are automatically granted 20,000 non-qualified stock options upon election to the Board of Directors and 15,000 non-qualified stock options annually thereafter and upon re-election. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director of our company and are issued with an exercise price equal to fair market value of our common stock determined as of the date of grant. On June 17, 2003, our stockholders approved an amendment to increase the number of shares available for issuance under the 1989 Plan from 400,000 shares to 650,000 shares.

     In March 1994, we adopted the 1994 Stock Option and Award Plan (as amended and restated, the “1994 Plan”). Incentive stock options, nonqualified stock options, restricted shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Board or a committee made up solely of outside directors, and not less than two directors, administers the 1994 Plan. At present, the compensation committee of the Board of Directors administers and grants awards under the 1994 Plan, provided that during any fiscal year, no participant shall receive stock options exercisable for more than 500,000 shares of common stock. No more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of common stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, our Board of Directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. On June 17, 2003, our stockholders approved an amendment to increase the number of shares available for issuance under the 1994 Plan from 6,000,000 shares to 8,250,000 shares.

     In July 1997, we adopted the 1997 Non-Statutory Stock Option Plan (as amended the “1997 Plan”), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or committee delegated such duties by the Board of Directors. A total of 425,000 shares have been authorized for issuance under the 1997 Plan.

     In July 1998, we adopted the 1998 Non-Statutory Stock Option Plan (as amended and restated, the “1998 Plan”). Options and restricted shares can be granted to employees and consultants with terms designated by the Board of Directors or committee delegated such duties by the Board of Directors. On June 27, 2003, the Board of Directors adopted an amendment to increase the number of shares available for issuance under the 1998 Plan from 5,125,000 shares to 8,125,000 shares. These options are issued at fair market value and generally vest over a four year period with 25% of the option shares vesting after one year and the remaining 75% of the option shares vesting in monthly increments over the following three years.

     As a result of our acquisition of Mercator in September 2003, we assumed all outstanding Mercator stock options. Each Mercator stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately 0.1795 shares of common stock for each one share of Mercator common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.1795.

     As a result of our acquisition of Torrent Systems, Inc. (“Torrent”) in November 2001, we assumed all unvested outstanding Torrent stock options. Each Torrent stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four or five years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately 0.0767 shares of common stock for each one share of Torrent common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.0767.

     Distribution and Dilutive Effect of Options to Executive Officers

     The following table summarizes employee and executive option grants for the periods set forth below.

	2004 YTD	2003	2002
New grants during the period as a % of outstanding shares	4.5%	3.3%	4.1%
Grants to executive officers during the period as a % of total options granted	35.5%	0.0%	37.4%
Grants to executive officers during the period as a % of outstanding shares	1.6%	0.0%	1.5%
Cumulative options held by executive officers as a % of total options outstanding	30.9%	27.0%	34.3%

     General Option Information

     Following is a summary of activity for all stock option plans for the years ended December 31, 2002 and 2003 and the quarter ended March 31, 2004:

		Number of	Weighted-
	Shares Available	Shares Underlying	Average
	for Options	Outstanding Options	Exercise Price
December 31, 2002	5,156,507	7,199,994	$17.48
Options assumed	—	1,832,760	23.34
Options granted	(1,963,943)	1,963,943	16.65
Options exercised	—	(2,054,193)	12.60
Options canceled	466,688	(645,109)	26.65
Additional Shares Reserved	5,500,000	—	—

December 31, 2003	9,159,252	8,297,395	$19.07
Options granted	(2,732,825)	2,732,825	26.62
Options exercised	—	(264,389)	10.28
Options canceled	195,507	(377,720)	41.79
Additional Shares Reserved	—	—	—

March 31, 2004	6,621,934	10,388,111	$20.46

In-the-Money and Out-of–the-Money Option Information as of March 31, 2004

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
As of March 31, 2004	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
In-the-Money (1)	3,401,830	$15.51	3,304,306	$14.15	6,706,136	$14.84
Out-of-the-Money (1)	708,323	$47.58	2,973,652	$26.66	3,681,975	$30.68

Total Options Outstanding	4,110,153	$21.04	6,277,958	$20.08	10,388,111	$20.46

(1)	For this table, In-the-Money options are those options with an exercise price less than the closing price of $21.82 as of March 31, 2004. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $21.82 as of March 31, 2004.

     Option Grants During the Quarter Ended March 31, 2004

The following table provides information relating to stock options awarded to each of our executive officers during the quarter ended March 31, 2004.

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise Price		Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted	2004 YTD	Per Share	Expiration Date	5%	10%
Peter Gyenes	400,000	14.6%	$27.10	1/9/2014	$6,817,218	$17,276,168
Peter Fiore	240,000	8.8%	$27.10	1/9/2014	$4,090,331	$10,365,701
Robert C. McBride	150,000	5.5%	$27.10	1/9/2014	$2,556,457	$6,478,563
Scott N. Semel	180,000	6.6%	$27.10	1/9/2014	$3,067,748	$7,774,276

     Aggregated Option Exercises during the Quarter Ended March 31, 2004 and Option Values as of March 31, 2004

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the quarter ended March 31, 2004 and stock options held as of March 31, 2004 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			March 31, 2004		March 31, 2004 (1)
	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Gyenes	—	—	879,284	853,752	$4,215,642	$4,152,981
Peter Fiore	—	—	405,392	441,044	$1,643,165	$1,502,575
Robert C. McBride	—	—	92,447	245,053	$790,633	$919,117
Scott N. Semel	—	—	30,077	259,298	$316,380	$863,933

(1)	Based on the closing sales price of $21.82 of the underlying securities as of March 31, 2004, as reported on the NASDAQ National Market, minus the exercise price.

Equity Compensation Plan Information

     The following table provides information about common stock authorized for issuance under our equity compensation plans as of March 31, 2004:

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be	Weighted	under equity
	issued upon	average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)
Equity compensation plans approved by security holders	4,424,588	$22.40	2,946,110 (3)
Equity compensation plans not approved by security holders	4,274,058	$17.46	4,002,551

Total	8,698,646	$19.97	6,948,661

(1)	This table excludes an aggregate of 1,689,465 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $22.93.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after March 31, 2004, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 326,727 shares issuable under our 1997 Employee Stock Purchase Plan as of March 31, 2004.

Factors That May Affect Future Results

If we do not make effective use of the proceeds of our substantial cash resources, our financial results could suffer and the value of our common stock could decline.

     Our ability to increase stockholder value is dependent, in part, on our effective use of the cash proceeds from the sale of our database business assets to IBM. At March 31, 2004, we held $510.0 million in cash, cash equivalents and short-term investments. We intend to use these funds to continue to operate our business, repurchase shares of our common stock and to finance any strategic acquisitions. We cannot ensure that these measures will improve our financial results or increase stockholder value.

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

     We currently face intense competition from a number of sources, including several large vendors that develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions for the Internet. Other vendors that offer ETL functionality include, among others, Informatica, SAS, Business Objects, Oracle and Cognos. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities, and companies’ own internal development resources. Principal competitors relative to our Ascential DataStage offering include vendors such as Informatica, as well as enterprise software vendors who have embedded ETL capabilities, and companies’ own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Avellino and Evoke. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One and Trillium. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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

     We may not be able to maintain our strategic relationships or attract sufficient additional strategic partners who are able to market our products and services effectively. Our ability to increase the sales of our products and our future success depends in part upon maintaining and expanding relationships with strategic partners. In addition to our direct sales force, we rely on relationships with a variety of strategic partners, including systems integrators, resellers and distributors in the United States and abroad. Further, we have become more reliant upon resellers in international areas in which we do not have a direct sales team. Our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. In addition, our strategic partners may acquire businesses or product lines that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products. If our strategic partners do not devote adequate resources for implementation of our products and services, we could incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers. In addition, our relationships with our strategic partners may not generate enough revenue to offset the cost of the significant resources used to develop and support these relationships.

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

     Software products are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered in our existing or acquired products, platforms or product enhancements after commercial release, then potential customers may delay or forego purchases; our reputation in the marketplace may be damaged; we may incur additional service and warranty costs; and we may have to divert additional development resources to correct the defects and errors. If any or all of the foregoing occur, we may lose revenues or incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

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

     We are party to real estate leases for a total of approximately 583,000 square feet. At March 31, 2004, we actively utilized approximately 46% of this space, or 267,000 square feet. At March 31, 2004, approximately 37%, or 216,000 square feet, was currently unoccupied and approximately 17%, or 100,000 square feet was sublet to a third party. Approximately 22% and 49% of the space occupied and unoccupied, respectively, is due to space acquired through the purchase of Mercator.

     Without taking into account any Mercator leases, Ascential is party to real estate leases for approximately 218,000 square feet that we actively utilize, and approximately 160,000 square feet that is currently unoccupied or sublet to a third party. At March 31, 2004, we have a restructuring reserve of $7.9 million associated with these leases comprised of $6.7 million for lease obligations and $1.2 million for restoration costs related to the disposition of this space as of March 31, 2004. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $4.4 million of sublease income relating to this space, $1.9 million for properties already sublet and $2.5 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $2.3 million resulting from additional restructuring costs.

     Additionally, as a result of the Mercator acquisition we have become party to additional real estate leases for approximately 49,000 square feet that will be actively utilized, and approximately 156,000 square feet that is currently unoccupied or sublet to a third party. At the date of the Mercator acquisition we assumed a liability of $10.5 million that Mercator previously established as a restructuring charge for facilities that they were partially occupying. Upon the consummation of the acquisition, we made a decision to vacate certain of these Mercator facilities entirely and, accordingly, recorded an additional reserve in purchase accounting of $17.4 million. The $17.4 million is primarily comprised of the lease obligations for these facilities through the year 2012. At March 31, 2004, we have a restructuring reserve of $27.2 million, for residual lease obligations. In establishing these reserves, we have assumed that we will be able to sublet the available space and receive approximately $25.2 million of sublease income relating to this space,

$2.8 million for properties already sublet and $22.4 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $21.1 million resulting from additional restructuring costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     For quantitative and qualitative disclosures about market risk affecting the Company, see item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003. Our exposure to market risks has not changed materially since December 31, 2003.

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     We publicly announced a $100 million common stock repurchase program (the “Program”) on April 26, 2001 under which our Board of Directors authorized the repurchase of common stock. We publicly announced on July 2, 2001 that the Program was increased from $100 million to $350 million. Under the Program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have utilized the full amount of funds authorized for repurchase of shares under the Program. We did not repurchase any shares of common stock under the Program during the quarter ended March 31, 2004. From the inception of the Program through March 31, 2004, we have repurchased 15.1 million shares under the Program at a total cost of $217.2 million. As of March 31, 2004, the approximate dollar value of shares that are subject to future repurchase under the Program was $132.8 million. From April 1, 2004 through May 7, 2004, we repurchased an additional 1.4 million shares of common stock for an aggregate purchase price of $24.3 million.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

2.1(2)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

2.2(14)	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated

3.1(3)	Restated Certificate of Incorporation, as amended

3.2(4)	Second Amended and Restated Bylaws of Ascential Software Corporation

3.3(5)	Certificate of Designation of Series B Convertible Preferred Stock

4.1(6)	First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A

4.2(6)	Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.

4.3(7)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Registrant and EquiServe Trust Company, N.A.

10.1(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes

10.2(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore

10.3(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel

10.4(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride

10.5(8)	Form of Indemnity Agreement to which the Registrant is a party with each of its directors and executive officers

10.6(9)	Part-Time Employment and Transition Agreement between the Registrant and Peter Gyenes

10.7(10)	Offer of Employment Letter, dated July 31, 2000, between the Registrant and Peter Gyenes

10.8(11)	Settlement Agreement, effective January 11, 2000, between the Registrant and the Securities and Exchange Commission

10.9(12)	Offer of Employment Letter, dated June 13, 2001, between the Registrant and Robert C. McBride

10.10(12)	Offer of Employment Letter, effective July 25, 2001, between the Registrant and Scott Semel

10.11(12)	Form of Offer of Employment Letter for officers of the Registrant

10.12(13)	Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation

10.13(12)	Lease, dated May 3, 1994, between VMark Software, Inc. and 50 Washington Street Associates L.P. for office space at 50 Washington Street, Westborough, Massachusetts

10.14(12)	Amendment of Lease, dated March 27, 1998, between Ardent Software, Inc. (formerly VMark Software, Inc.) and Fifty Washington Street Limited Partnership for office space at 50 Washington Street, Westborough, Massachusetts

10.15(12)	Agreement, dated March 12, 2001, among the Registrant, Informix Software, Inc., Ascential Software, Inc. and Fifty Washington Street Limited Partnership regarding Lease for office space at 50 Washington Street, Westborough, Massachusetts

10.16(15)	Second Restated 1994 Stock Option and Award Plan

10.17(15)	Second Restated 1989 Outside Directors Stock Option Plan

10.18(15)	Second Restated 1997 Employee Stock Purchase Plan

10.19(15)	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

10.20(18)	1997 Non-Statutory Stock Option Plan

10.21(20)	Amendment to 1997 Non-Statutory Stock Option Plan

10.22(17)	TSI International Software Inc. 1993 Stock Option Plan

10.23(17)	1996 Novera Software Inc. Stock Option Plan

10.24(17)	Mercator Software, Inc. 1997 Equity Incentive Plan

10.25(21)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Gyenes

10.26(21)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Fiore

10.27(21)	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Registrant and Robert C. McBride

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(16)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2(16)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)	Filed herewith.

(2)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 5, 2003 (File No. 000-15325)

(3)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)

(4)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2003 (File No. 000-15325)

(5)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on December 4, 1997 (File No. 000-15325)

(6)	Incorporated by reference to exhibit filed with the amendment to the Registrant’s registration statement on Form 8-A/A filed with the Commission on September 3, 1997 (File No. 000-15325)

(7)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registrant’s registration statement on Form 8-A/A filed with the Commission on May 1, 2002 (File No. 000-15325)

(8)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 27, 2003 (File No. 000-15325)

(9)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2000 (File No. 000-15325)

(10)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2000 (File No. 000-15325)

(11)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2000 (File No. 000-15325)

(12)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on April 1, 2002 (File No. 000-15325)

(13)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 10, 2001 (File No. 000-15325)

(14)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2002 (File No. 000-15325)

(15)	Incorporated by reference to exhibit filed with the Registrant’s registration statement on Form S-8 filed with the Commission on December 5, 2003 (File No. 333-110970)

(16)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(17)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782)

(18)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 31, 1998 (File No. 000-15325)

(19)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on April 3, 2003 (File No. 000-15325)

(20)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 15, 2004 (File No. 000-15325)

(21)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002 (File No. 000-15325)

(b) Reports on Form 8-K

     On January 12, 2004, the Company furnished a current report on Form 8-K dated January 12, 2004 reporting that the Company had entered into an OEM License Agreement with PeopleSoft, Inc., pursuant to Item 9 (Regulation FD Disclosure).

     On January 29, 2004, the Company furnished a current report on Form 8-K dated January 29, 2004 containing a copy of its earnings release for the period ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

     On February 17, 2004, the Company furnished an amended current report on Form 8-K/A dated January 29, 2004 reporting (i) diluted net income per share for the fourth quarter of 2003 of $0.28, (ii) diluted net income per share for 2003 of $0.26, (iii) pro forma adjusted net income per share for the fourth quarter of 2003 of $0.09, and (iv) pro forma adjusted net income per share for 2003 of $0.23 (including financial statements), pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 2004

ASCENTIAL SOFTWARE CORPORATION
By:	/s/ Robert C. McBride

Robert C. McBride Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); Duly Authorized Officer

Index to Exhibits

2.1(2)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

2.2(14)	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated

3.1(3)	Restated Certificate of Incorporation, as amended

3.2(4)	Second Amended and Restated Bylaws of Ascential Software Corporation

3.3(5)	Certificate of Designation of Series B Convertible Preferred Stock

4.1(6)	First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A

4.2(6)	Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.

4.3(7)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Registrant and EquiServe Trust Company, N.A.

10.1(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes

10.2(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore

10.3(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel

10.4(4)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride

10.5(8)	Form of Indemnity Agreement to which the Registrant is a party with each of its directors and executive officers

10.6(9)	Part-Time Employment and Transition Agreement between the Registrant and Peter Gyenes

10.7(10)	Offer of Employment Letter, dated July 31, 2000, between the Registrant and Peter Gyenes

10.8(11)	Settlement Agreement, effective January 11, 2000, between the Registrant and the Securities and Exchange Commission

10.9(12)	Offer of Employment Letter, dated June 13, 2001, between the Registrant and Robert C. McBride

10.10(12)	Offer of Employment Letter, effective July 25, 2001, between the Registrant and Scott Semel

10.11(12)	Form of Offer of Employment Letter for officers of the Registrant

10.12(13)	Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation

10.13(12)	Lease, dated May 3, 1994, between VMark Software, Inc. and 50 Washington Street Associates L.P. for office space at 50 Washington Street, Westborough, Massachusetts

10.14(12)	Amendment of Lease, dated March 27, 1998, between Ardent Software, Inc. (formerly VMark Software, Inc.) and Fifty Washington Street Limited Partnership for office space at 50 Washington Street, Westborough, Massachusetts

10.15(12)	Agreement, dated March 12, 2001, among the Registrant, Informix Software, Inc., Ascential Software, Inc. and Fifty Washington Street Limited Partnership regarding Lease for office space at 50 Washington Street, Westborough, Massachusetts

10.16(15)	Second Restated 1994 Stock Option and Award Plan

10.17(15)	Second Restated 1989 Outside Directors Stock Option Plan

10.18(15)	Second Restated 1997 Employee Stock Purchase Plan

10.19(15)	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

10.20(18)	1997 Non-Statutory Stock Option Plan

10.21(20)	Amendment to 1997 Non-Statutory Stock Option Plan

10.22(17)	TSI International Software Inc. 1993 Stock Option Plan

10.23(17)	1996 Novera Software Inc. Stock Option Plan

10.24(17)	Mercator Software, Inc. 1997 Equity Incentive Plan

10.25(21)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Gyenes

10.26(21)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Fiore

10.27(21)	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Registrant and Robert C. McBride

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(16)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein

99.2(16)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)	Filed herewith.

(2)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 5, 2003 (File No. 000-15325)

(3)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)

(4)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2003 (File No. 000-15325)

(5)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on December 4, 1997 (File No. 000-15325)

(6)	Incorporated by reference to exhibit filed with the amendment to the Registrant’s registration statement on Form 8-A/A filed with the Commission on September 3, 1997 (File No. 000-15325)

(7)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registrant’s registration statement on Form 8-A/A filed with the Commission on May 1, 2002 (File No. 000-15325)

(8)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 27, 2003 (File No. 000-15325)

(9)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2000 (File No. 000-15325)

(10)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2000 (File No. 000-15325)

(11)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2000 (File No. 000-15325)

(12)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on April 1, 2002 (File No. 000-15325)

(13)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 10, 2001 (File No. 000-15325)

(14)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2002 (File No. 000-15325)

(15)	Incorporated by reference to exhibit filed with the Registrant’s registration statement on Form S-8 filed with the Commission on December 5, 2003 (File No. 333-110970)

(16)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(17)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782)

(18)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 31, 1998 (File No. 000-15325)

(19)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on April 3, 2003 (File No. 000-15325)

(20)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 15, 2004 (File No. 000-15325)

(21)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002 (File No. 000-15325)