Form 10-Q
period 2004-06-30
ASCENTIAL SOFTWARE CORP
filed 2004-08-09
CIK 799089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3011736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Washington Street, Westborough, MA	01581
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area
code:	(508) 366-3888

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

YES ☒    NO ☐

At July 31, 2004, 58,682,160 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2004

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET REVENUES
Licenses	$24,968	$21,016	$49,588	$40,186
Services	39,766	18,913	76,535	35,039

	64,734	39,929	126,123	75,225

COSTS AND EXPENSES
Cost of licenses	4,218	3,353	7,974	6,954
Cost of services	17,183	8,828	32,407	16,075
Sales and marketing	27,445	16,849	52,739	33,544
Research and development	9,993	5,510	19,542	10,880
General and administrative	5,188	6,962	11,843	13,371
Merger, realignment and other charges	856	432	856	432

	64,883	41,934	125,361	81,256

Operating income (loss)	(149)	(2,005)	762	(6,031)
OTHER INCOME (EXPENSE)
Interest income, net	1,945	2,896	3,967	6,185
Other income (expense), net	(64)	102	420	76

INCOME BEFORE INCOME TAXES	1,732	993	5,149	230
Income tax expense	520	298	1,545	69

NET INCOME	$1,212	$695	$3,604	$161

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.01	$0.06	$0.00
Diluted	$0.02	$0.01	$0.06	$0.00
SHARES USED IN PER SHARE CALCULATIONS
Basic	59,233	58,009	59,723	57,942
Diluted	60,753	59,059	61,936	58,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$148,366	$202,568
Short-term investments	322,591	313,681
Accounts receivable, net	46,240	42,034
Recoverable income taxes	1,115	1,276
Other current assets	15,611	22,035

Total current assets	533,923	581,594

Property and equipment, net	10,858	11,186
Software development costs, net	15,422	14,794
Long-term investments	2,176	2,301
Goodwill	327,878	324,327
Intangible assets, net	15,366	19,863
Other assets	11,194	12,014

Total assets	$916,817	$966,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,094	$16,878
Accrued expenses	16,254	14,433
Accrued employee compensation	14,766	24,207
Income taxes payable	52,468	62,327
Deferred revenue	43,808	41,106
Accrued merger, realignment and other charges	39,721	46,705
Other current liabilities	3,057	2,179

Total current liabilities	183,168	207,835

Lease obligations, net of current portion	353	558

Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock	—	—
Common stock	689	685
Additional paid-in capital	652,086	647,199
Treasury stock	(130,069)	(98,454)
Retained earnings	221,652	218,048
Deferred compensation	(1,282)	(1,779)
Accumulated other comprehensive loss	(9,780)	(8,013)

Total stockholders’ equity	733,296	757,686

Total liabilities and stockholders’ equity	$916,817	$966,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,604	$161
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,415	4,014
Amortization of capitalized software development costs	3,644	3,349
Foreign currency transaction (gain) loss	1,197	(1,697)
Gain on sale of available for sale securities	(597)	—
(Gain) loss on disposal of property and equipment	(8)	49
Deferred income taxes	(63)	27
Provision for losses on accounts receivable	132	33
Merger, realignment and other charges	856	432
Stock-based employee compensation	497	75
Changes in operating assets and liabilities:
Accounts receivable	(4,795)	2,268
Other current and non-current assets	(6,419)	18,489
Accounts payable, accrued expenses and other liabilities	(24,653)	(21,092)
Deferred revenue	3,801	4,822

Net cash and cash equivalents provided by (used in) operating activities	(15,389)	10,930

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(396,633)	(455,525)
Maturities of available-for-sale securities	240,982	341,036
Sales of available-for-sale securities	145,048	130,485
Purchases of property and equipment	(2,698)	(1,927)
Additions to capitalized software development costs	(4,272)	(3,683)
Proceeds from sale of a product line and the database business	6,800	109,328

Net cash and cash equivalents provided by (used in) investing activities	(10,773)	119,714

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital leases	(343)	—
Purchases of treasury stock	(31,615)	—
Proceeds from issuance of common stock	4,891	2,274

Net cash and cash equivalents provided by (used in) financing activities	(27,067)	2,274

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(973)	2,939

Increase (decrease) in cash and cash equivalents	(54,202)	135,857
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,568	216,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,366	$352,408

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,212	$695	$3,604	$161
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $505, $(92), $197 and $(6) , respectively (See Note A)	(2,687)	780	(1,621)	968
Reclassification adjustment for realized (gains) losses included in net income	7	(767)	(597)	(830)
Change in cumulative foreign currency exchange translation adjustment	(670)	1,339	451	594

Other comprehensive income (loss)	(3,350)	1,352	(1,767)	732

Comprehensive income (loss)	$(2,138)	$2,047	$1,837	$893

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

     We are a global provider of enterprise data integration software and services. We design, develop, market and support enterprise data integration software products and solutions to allow the Global 2000 and other large organizations and governmental institutions to turn vast amounts of disparate, unrefined data into reliable, reusable information assets. We also offer our customers a variety of services such as consulting, including implementation assistance and project planning and deployment, software product enhancements and support, and education.

     The principal geographic markets for our products are North America, Europe and Asia/Pacific. Our customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the financial services, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government sectors.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 included in our most recent Annual Report on Form 10-K. In the opinion of our management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position and results of our operations, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with our audited consolidated financial statements, and the accompanying notes, for the year ended December 31, 2003 that are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure “SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in our annual and interim financial statements regarding the method we use for stock-based compensation and the effect of the method we use on reported results. As permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, we utilize the intrinsic value method to account for awards to employees, directors, and officers under our plans. Under the intrinsic value method, we generally recognize no compensation expense with respect to such awards granted under the terms of our various stock option plans and issued under our Employee Stock Purchase Plan (“ESPP”). All options granted under our stock option plans for the periods presented were for a fixed number of shares and had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 148, as if we accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The fair value of our stock-based awards was estimated using the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options:
Risk-free interest rate	3.83%	2.38%	3.41%	2.82%
Expected life (years)	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	103%	82%	103%	82%
Dividend rate	—%	—%	—%	—%
Weighted average fair value of option grants	$11.63	$9.66	$16.93	$6.73
ESPP:
Risk-free interest rate	1.02%	1.07%	.99%	1.08%
Expected life (years)	.25 years	.25 years	.25 years	.25 years
Expected volatility	70%	82%	73%	84%
Dividend rate	—%	—%	—%	—%
Weighted average fair value of ESPP purchases	$6.46	$3.57	$7.18	$3.29

     For pro forma purposes, the estimated fair value of our stock-based awards is amortized over the award’s vesting period (for options) and the three-month purchase period (for stock purchases under the ESPP). The following table illustrates the effect on net income and net income per share, as if we had applied the fair value method to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income applicable to common stockholders:
As reported	$1,212	$695	$3,604	$161
Add back:
Stock-based compensation recognized in net income	222	27	497	75
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,434)	(6,023)	(16,169)	(12,066)
Net loss applicable to common stockholders:

Pro forma	$(6,000)	$(5,301)	$(12,068)	$(11,830)

Net income (loss) per common share:
Basic, as reported	$0.02	$0.01	$0.06	$0.00
Diluted, as reported	$0.02	$0.01	$0.06	$0.00
Basic and diluted, pro forma	$(0.10)	$(0.09)	$(0.20)	$(0.20)
Shares used in calculations
Basic, as reported	59,233	58,009	59,723	57,942
Diluted, as reported	60,753	59,059	61,936	58,671
Basic and diluted, pro forma	59,233	58,009	59,723	57,942

     Transfer of Financial Assets

     During the three months ended June 30, 2004, we entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of up to $10.0 million of trade accounts receivable. In the three months ended June 30, 2004, we received approximately $3.0 million for the sale of accounts receivable under this agreement. This arrangement is a means of accelerating cash collections in a manner that we believe is, more cost-effective than offering yearly payment discounts. The transaction is considered a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, accordingly, the $3.0 million of accounts receivable sold are not included in our trade accounts receivable at June 30, 2004. The fees, losses and other amounts related to the Company's sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.

     New Accounting Pronouncements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective with respect to arrangements entered into after January 31, 2003. In the third quarter of 2004, we are required to adopt the provisions of FIN 46, as amended by FIN 46R, for those arrangements entered into prior to January 31, 2003. The adoption of FIN 46R is not expected to have a material impact on our financial position or results of operations.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not believe that the adoption of SAB 104 will have a material impact on our financial statements.

Note B — Goodwill and Other Intangible Assets

     As of June 30, 2004, we had goodwill in the amount of $327.9 million. There was an increase of $3.6 million in the carrying value of goodwill from December 31, 2003. This change consists of a $3.8 million net increase associated with an adjustment to the assets and liabilities acquired in our acquisition, in 2003, of Mercator Software, Inc. (“Mercator”) and a $0.2 million reduction related to tax refunds received related to Vality Technology Incorporated (“Vality”), which we acquired in 2002, for which no receivable had been recorded. We previously determined, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, that we would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Recent fluctuations in the price of our common stock could, at some point in time, be deemed to indicate that the fair value of the Company is less than its carrying value, thus indicating a potential impairment of the Company’s goodwill requiring further testing. The Company will continue to monitor market conditions to determine whether an impairment charge is warranted during the second half of 2004. Other intangible assets amounted to $15.4 million (net of accumulated amortization of $17.3 million) and $19.9 million (net of accumulated amortization of $12.8 million) at June 30, 2004 and December 31, 2003, respectively. These intangible assets consist primarily of customer relationships, developed technology and agreements not to compete acquired through business combinations. We are currently amortizing these assets over the estimated useful lives of each, generally ranging from one to seven years. There are no anticipated residual values related to these intangible assets. Amortization expense for the three and six months ended June 30, 2004 was $2.2 million and $4.5 million, respectively. Amortization expense for the three and six months ended June 30, 2003 was $1.3 million and $2.6 million, respectively. Amortization expense is currently anticipated to be $3.9 million for the remaining six months of 2004, and amortization expense for these intangible assets for each of the years ending December 31, 2005, 2006, 2007 and 2008 is currently anticipated to be $3.8 million, $2.9 million,

$2.8 million and $2.0 million, respectively.

Note C — Net Income Per Share

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,212	$695	$3,604	$161

Denominator:
Denominator for basic net loss per common share - Weighted-average shares outstanding	59,233	58,009	59,723	57,942
Effect of dilutive securities:
Employee stock options	1,520	1,050	2,213	729

Denominator for diluted net loss per common share - Adjusted weighted-average shares and assumed conversions	60,753	59,059	61,936	58,671

Basic net income per common share	$0.02	$0.01	$0.06	$0.00
Diluted net income per common share	$0.02	$0.01	$0.06	$0.00

     We excluded options to purchase common shares from our diluted net income per share calculation for the three and six months ended June 30, 2004 and June 30, 2003 because the exercise prices of these options were equal to or exceeded the average market value of our common stock for the same periods and, therefore, these potential common shares were anti-dilutive. The following is a summary of the excluded potential shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Potential common shares:
Number of stock options (thousands)	5,946	6,225	3,962	6,546
Range of exercise prices	$18.00-$233.29	$15.14-$89.00	20.88-233.29	$13.36-$89.00
Options expiring through	2014	2013	2014	2013

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Cumulative foreign exchange translation adjustment	$(7,857)	$(8,308)
Unrealized gains (losses) on available for sales securities, net of taxes of $0 at June 30, 2004 and $197 at December 31, 2003	(1,923)	295

Accumulated other comprehensive loss	$(9,780)	$(8,013)

Note E — Stockholders’ Equity

     The following table reconciles shares of common stock issued and outstanding at June 30, 2004 and December 31, 2003 (in thousands):

Reconciliation of shares of common stock issued (in thousands):
Shares issued at December 31, 2003	68,478
Shares issued upon exercises of stock options	328
Shares sold and issued to employees under our employee stock purchase plan	99

Shares issued at June 30, 2004	68,905
Less shares in treasury at June 30, 2004	(10,258)

Shares of common stock outstanding at June 30, 2004	58,647

     We had 10.3 million and 8.4 million shares of common stock in treasury at June 30, 2004 and December 31, 2003, respectively. Through the second quarter of 2004, we have repurchased an aggregate of 17.0 million shares of common stock, for an aggregate purchase price of $248.8 million, as part of our previously-approved stock repurchase program that commenced in the second quarter of 2001. We are authorized to repurchase up to $350.0 million of common stock under this program.

Note F — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at June 30, 2004 and December 31, 2003 (in millions):

	June 30,	December 31,
	2004	2003
Facility and equipment charges resulting from the IBM Transaction	$8.0	$8.8
Facility, severance, and other accruals arising from the Mercator acquisition	31.3	36.9
Other merger and realignment charges	0.4	1.0

Total accrued merger, realignment and other charges	$39.7	$46.7

     The components of our merger, realignment and other charges are described below.

Facility and Equipment Charges resulting from IBM Transaction

     As a result of the IBM Transaction, we no longer required as much facility space and, accordingly, recorded charges and adjustments during 2003 and 2002 for facilities and equipment costs related to our vacant, or partially vacant, facilities. During the three months ended June 30, 2004 we recorded a charge of $0.9 million for additional facilities and equipment costs at both domestic and international locations as a result of changes in the estimate of remaining residual lease obligations and estimated sub-let income. During the three and six months ended June 30, 2003 we recorded a charge of $0.4 million which consisted entirely of adjustments to facility reserves to reflect updated estimates of remaining obligations on vacated facilities, net of sublease income. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the six months ended June 30, 2004 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	June 30,
	2003	Payments	Adjustments	2004
Residual lease obligations and restoration costs	$8.8	$(1.7)	$0.9	$8.0

     The $8.0 million of residual lease obligations is comprised of $6.8 million of lease-related payments that we estimate we will make for these facilities through the end of each corresponding lease term, net of rental payments from IBM or other sublessees, and $1.2 million of estimated restoration costs for facilities that we have either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs at June 30, 2004 relate to facilities that we have exited or planned to exit, with leases that expire from 2004 through 2008.

     We may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of our facilities that are being exited and the volatility of the real estate markets in which our facilities are located. As of June 30, 2004, barring unforeseen circumstances, we do not expect additional charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $1.5 million, the maximum estimated remaining unaccrued obligation under existing contractual lease terms.

Facility, Severance, and Other Accruals arising from the Mercator Acquisition

     At the date of acquisition, Mercator had $10.5 million in “Accrued merger, realignment and other” costs, which we assumed at fair value. This reserve was recorded by Mercator prior to the acquisition for certain exit costs related to partially occupied Mercator facilities.

     As a result of restructuring actions taken in connection with the Mercator acquisition, an additional $33.8 million of merger-related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of $17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $2.0 million related to the resolution of certain other Mercator matters. The severance costs related to approximately 158 Mercator employees who were terminated as a result of the acquisition. We expect, barring unforeseen circumstances, that substantially all of these severance costs will be paid out by the end of 2004. The $27.4 million in facility exit costs accrued as of June 30, 2004 consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2012, net of expected payments from subleases.

     The following table summarizes the accrual activity for the six months ended June 30, 2004 (in millions).

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	June 30,
	2003	Payments	Adjustments	2004
Residual lease obligations	$28.4	$(2.9)	$1.9	$27.4
Severance costs	8.4	(5.8)	1.2	3.8
Other exit costs	0.1	—	—	0.1

Total	$36.9	$(8.7)	$3.1	$31.3

     During the six months ended June 30, 2004, goodwill was adjusted to record additional employee severance costs of $1.2 million associated with the termination of certain Mercator employees in both domestic and foreign locations and $1.9 million as a result of a change in the estimate of our remaining residual lease obligations for the former Mercator United Kingdom and Connecticut facilities. We may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of Mercator facilities being exited and the volatility of the real estate markets in which our facilities are located or additional employee terminations. As of June 30, 2004, barring unforeseen circumstances, we do not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $19.0 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     In addition to the actions described above, in prior periods we recorded other charges related to realignment activities. As of June 30, 2004, there is $0.4 million remaining in accrued costs associated with these activities. This balance consists of unpaid severance of $0.3 million and $0.1 million in remaining facility exit costs. Barring unforeseen circumstances, we expect these severance and facility costs to be paid by December 31, 2004.

Note G — Business Segments

     We have two segments that report to our Chief Executive Officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. “We”, the “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. We completed the IBM Transaction during the third quarter of 2001. Accordingly, we derived no revenue from operations associated with the Informix Software segment after 2001, and the only remaining operating segment subsequent to the IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two segments for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating income (loss):
Ascential Software	$(0.4)	$(1.1)	$0.9	$(3.9)
Informix Software	0.3	(0.9)	(0.1)	(2.1)

Total Ascential Software Corporation	$(0.1)	$(2.0)	$0.8	$(6.0)

Income (loss) before income taxes:			—	—
Ascential Software	$1.4	$1.9	$5.2	$2.3
Informix Software	0.3	(0.9)	(0.1)	(2.1)

Total Ascential Software Corporation	$1.7	$1.0	$5.1	$0.2

     The operating income (loss) for Informix Software for the three and six months ended June 30, 2004 and 2003 relates principally to the costs or recoveries from the settlement of disputes associated with the historical database operations (see Note H), adjustments to facility reserves recorded in connection with the IBM Transactions, and the general and administrative costs associated with consolidating the infrastructure of the database business into the infrastructure of our current operating business

     For the three and six months ended and as of June 30, 2004 and June 30, 2003, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

Note H — Commitments and Contingencies

     We generally warrant that our unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally 90 days in the United States, and longer in jurisdictions with applicable statutory requirements). Additionally, we generally warrant that our consulting services will be performed in a professional and workmanlike manner. Typically, liability for these warranties is limited to the amounts paid by the customer. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value of these agreements is immaterial. We also generally offer indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.

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

     We are obligated to indemnify certain current and prior directors and officers for various matters arising from their actions during the period they were employed or associated with the Company. We have paid the legal fees of some former officers. We are entitled to seek reimbursement from such individuals for these payments if certain conditions are satisfied. Our indemnification obligations are defined by indemnification agreements, our charter and by-laws, and Delaware law. We are partially insured for certain other costs and losses that could be incurred by virtue of our future indemnification obligations. In the second quarter of 2004, we recorded a credit of $1.2 million, including $0.8 million of cash received, related to the resolution of an indemnification matter involving an officer of the Company prior to the IBM Transaction. In May 2002 and November 2003, we entered into standby letters of credit that expire by November 2006 and November 2007, respectively, which guarantee a total of $1.4 million of potential tax payments related to certain payments made to two of our former officers. These potential tax payments, which have been partially reserved based on management’s assessment of the potential payments, relate to severance paid to these former officers in accordance with change in control agreements that were triggered by the IBM Transaction. Payment under the standby letters of credit may be due upon final determination of these tax liabilities.

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

Note I — Business Combinations

     On September 12, 2003, we completed the acquisition of Mercator. Mercator’s products addressed high performance, real time, complex data transformation and routing requirements in transaction oriented environments. We purchased Mercator to broaden and complement our existing enterprise data integration capabilities, increase our size and scale, and leverage the increased customer base of the combined companies. This acquisition also resulted in an in-place workforce of engineering, sales and marketing talent that we believe has the knowledge and expertise to complement our existing workforce. Upon the closing of the acquisition of Mercator on September 12, 2003, we established a reserve of $36.2 million to restructure our company to integrate the operations of Mercator. This restructuring reserve primarily includes the cost of severance for certain redundant general and administrative functions and the costs related to the closure of certain redundant facilities as discussed further in Note F.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Mercator have been included in our consolidated financial statements since the date of the acquisition. We paid approximately $109.3 million in cash to acquire the outstanding shares of Mercator stock. In addition, the aggregate purchase price includes $5.0 million for transaction costs and $15.7 million for the fair value of options to purchase shares of our common stock exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase our common stock that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $1.9 million is being amortized to compensation expense over the remaining vesting period of the underlying options. The remaining $0.5 million was offset against the merger reserve (see Note F) related to the acceleration of the vesting of certain options of employees when they were terminated. During the three and six months ended June 30, 2004, $0.2 and $0.4 million, respectively, was amortized to compensation expense.

     During the three months ended December 31, 2003, we commenced efforts to sell our Key/Master data entry software product line, which was formerly owned by Mercator, and is not part of our core enterprise data integration offering. On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. pursuant to which we sold the rights to our Key/Master data entry software product line. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other current assets, at a fair market value of $6.8 million. The total sales price of $6.8 million was received in the quarter ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements relating to future events or our future financial performance which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our current and future products and technology; trends in performance and operating results; expected transitional costs and other transitional matters arising from the IBM Transaction and the termination of our database business; our ability to leverage our global professional services organization to accelerate the adoption of our product offerings and provide value-added services to existing customers; residual values related to intangible assets; future amortization costs; potential increases in sales headcount; costs associated with continued investment in research and development and anticipated investment in sales and marketing and product support; continued investments in property and equipment; sufficiency of Cash (as defined below) and short-term investments to meet working capital requirements, repurchases of our common stock, potential acquisitions, facilities, severance, obligations and restructuring initiatives; and expected amortization costs from strategic business combinations and technology purchases. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

     We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (1) Informix Software, which operated our database software systems business, and (2) Ascential Software, which, at that time, operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of the assets of our database business, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note A of Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. After the sale of the assets of our database business, our sole operating segment has been our Ascential Software business; however, we continue to incur costs associated with the termination of our database business. Barring unforeseen circumstances, remaining costs associated with the termination of our database business for the year ended December 31, 2004 are expected to be a relatively insignificant amount.

     Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable platform, is the industry’s only complete solution from a single vendor that is intended to address the full data integration life cycle, and turns corporate data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better informed business decisions and drive their strategic application initiatives.

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

     We support more than 3,000 customers in such industries as financial services, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government. We had 933 employees as of June 30, 2004.

     Enterprises are faced with managing the significant growth of data and gaining a more accurate view of the factors that impact their performance. Enterprises are also coping with the requirement to access data from an increasing number of disparate sources of data which frequently contain incomplete, inaccurate, inconsistent or duplicate information. We believe these organizations want to be able to use the data efficiently and effectively to increase their revenue and market share, decrease operating costs and improve asset utilization. Our overall business strategy is to establish Ascential Software Corporation as the leader in the enterprise data integration market by delivering what we believe to be the industry’s most comprehensive data integration product solution. We seek to accomplish this by continuing to expand our product offerings through internal development and strategic technology and business acquisitions. We are focused on efforts to accelerate revenue growth by leveraging our substantial customer base and the completeness of our enterprise data integration offerings, and by expanding our worldwide distribution through alliances with recognized industry leaders. We also intend to leverage our global professional services organization to accelerate the adoption of our product offerings and provide a variety of value-added services to our existing customers.

     We use a number of key metrics internally to track our progress against these objectives. We measure and track the number of new customers signed each quarter, the number of our customers constituting Fortune 500 and Global 2000 companies, and the amount of incremental revenue generated from new projects within our existing installed base. We monitor the success of our strategic alliances by reviewing the revenue generated from these relationships and the number of license deals, and revenue generated or influenced by third parties, on a quarterly basis. In order to ensure that spending is consistently monitored and resources are used appropriately, we track revenue, headcount, and spending on a weekly basis. We regularly review relevant margin metrics, including license margins, maintenance margins, professional service margins, total service margins and operating margins. In addition, in order to maximize cash flow and to identify customer payment issues on a timely basis, we closely monitor cash collections and accounts receivable days sales outstanding (“DSO”).

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

     During the three months ended December 31, 2003, we commenced efforts to sell our Key/Master data entry software line, which was formerly owned by Mercator, and was deemed not to be part of our core enterprise data integration offering. On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. pursuant to which we sold the rights to our Key/Master data entry product line for $6.8 million.

Products and Services

     Our products are designed to operate as part of the Ascential Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate or redundant data; and data extraction, transformation and loading to obtain data from a source, format it as required, and deliver it to a specified target. Our products are supported by a comprehensive platform of integration services that delivers end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability and performance in analytical, operational and transactional data environments. This combination of integration products built on a platform of integration services forms the Ascential Enterprise Integration Suite.

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

RESULTS OF OPERATIONS

Executive Overview of Results of Operations

     The following table compares certain of our key financial metrics for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
License revenue (in thousands)	$24,968	$21,016	$49,588	$40,186
Service revenue (in thousands)	39,766	18,913	76,535	35,039
Total revenue (in thousands)	$64,734	$39,929	$126,123	$75,225

Gross margin	67%	69%	68%	69%
Services margin	57%	53%	58%	54%
Operating margin	0%	(5)%	1%	(8)%
Ending headcount	933	615	933	615
Average license revenue per quota carrying sales representative (in thousands) (1)	$271	$323	$557	$628
Revenue per employee (in thousands)(2)	$71	$65	$142	$121
Average license selling price (in thousands) (3)	$145	$116	$130	$121
Days sales outstanding(4)	64	58	*	*

*	Not meaningful, since the Company does not evaluate and track DSO on a year-to-date basis.

(1)	For the three-month periods, the amount is calculated using license revenue divided by the number of sales representatives with sales quotas at the end of the period. For the six-month periods, amount is calculated as the sum for each three-month period.

(2)	Calculated using total revenue divided by average number of employees for the respective period.

(3)	Calculated as total license revenue from transactions greater than $25,000 in license revenue, divided by total number of those transactions for the period.

(4)	Calculated by dividing net accounts receivable as of the balance sheet date, by the quotient determined by dividing the respective year’s second quarter revenue by ninety days. Accounts receivable and deferred revenue are reduced for certain amounts for which revenue has not been recognized. Accounts receivable has been reduced for amounts sold under a receivables purchase agreement as described in “Liquidity and Capital Resources”.

     During the second quarter of 2004, we achieved total revenue growth of 62%, with 19% growth in license revenue, compared with the second quarter of 2003. During the six months ended June 30, 2004, we achieved total revenue growth of 68%, with 23% growth in license revenue compared to the first six months of 2003. This overall growth was achieved primarily by a higher average sales price on license transactions, an expanded maintenance base including those customers acquired in the Mercator transaction, and an expanded professional services business. Our average license selling price increased in both the three and six month comparative periods notwithstanding that the second quarter of 2003 included a sale to a single customer that generated 13% of our license revenue and the first six months of 2003 included sales to two customers that generated 14% of our license revenue. The second quarter of 2004 and first six months of 2004 did not include any transactions of comparable size. Without taking into account the license revenue from these customers, our average license selling price would have been $102,000 for the second quarter of 2003 and $104,000 for the first six months of 2003, resulting in a 42% growth to the $145,000 average license selling price in the second quarter of 2004 and a 25% growth to the $130,000 average license selling price in the first six months of 2004. Average license revenue per quota carrying sales representative declined to $271,000 in the second quarter of 2004 compared to $323,000 in the second quarter of 2003 and declined to $557,000 in the first six months of 2004 compared to $628,000 in the first six months of 2003. This was due to the net addition of 15 new sales representatives since December 31, 2003, all of whom were not fully productive for the first and second quarters of 2004. Average license revenue per quota-carrying sales representative, excluding those sales representatives who have been employees for less than 180 days, and are therefore not fully productive, would have been $325,000 and $640,000 for the three and six months ended June 30, 2004. Additionally, during the second quarter and first six months of 2004, we experienced longer sales cycles than we had experienced in the same periods of the previous year. We attribute this trend to an economic environment in which companies are very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration needs appears to be increasing, causing customers to require more time to evaluate the various alternatives available to fulfill their requirements.

     The revenue growth that we experienced, combined with the results of cost control efforts, enabled us to improve several key margin metrics. The services margin improvement of four percentage points in both the three and six month period ended June 30, 2004 was the result of an expanded maintenance base as well as more consulting engagements that extended throughout enterprises rather than a single department or division within an enterprise. Our operating margin improved from a loss of (5%) in the second quarter of 2003 to breakeven in the second quarter of 2004 and improved from a loss of (8%) in the first six months of 2003 to 1% in the first six months of 2004.

I. Revenue

     The following table and discussion compares our revenue by type for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
License revenue	$25.0	$21.0	$49.6	$40.2

Service revenue:
Maintenance revenue	23.3	10.5	46.1	20.1
Consulting and education revenue	16.5	8.4	30.4	14.9

Total service revenue	39.8	18.9	76.5	35.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004		2003
Total revenue	$64.8	$39.9	$126.1		$75.2

License revenue as a percent of total revenue	39%	53%	39.	%	53%
Service revenue as a percent of total revenue	61%	47%	61%		47%

     License revenue. License revenue for the quarter ended June 30, 2004 increased 19% to $25.0 million from $21.0 million for the quarter ended June 30, 2003. This $4.0 million increase was principally the result of a 25% increase in the average selling price of license transactions greater than $25,000 during the quarter. We experienced this increase worldwide for new as well as existing customers and for transactions completed through strategic partners. We believe this reflects a trend to more enterprise level license transactions compared to departmental projects including, in 2004, transactions involving products acquired in the Mercator transaction. Additionally, although the number of total license transactions greater than $25,000 declined 6% from the second quarter of 2003, the percentage of transactions sold directly to end user customers increased from 38% to 57% of total transactions, though an increasing proportion of direct license transactions are partner influenced. These transactions are typically sold at higher prices and, therefore, this trend positively impacted the overall average license selling price. The second quarter of 2003 included a sale to one customer that generated 13% of our license revenue while the second quarter of 2004 did not include any transactions of comparable size. Without taking into account the license revenue of the single customer described above, the average license selling price of licensed products increased 42% in the second quarter of 2004 relative to the second quarter of 2003.

     License revenue for the six months ended June 30, 2004 increased 23% to $49.6 million from $40.2 million for the six months ended June 30, 2003. This $9.4 million increase was the result of a 14% increase in the number of license transactions greater than $25,000 during the quarter and an 8% increase in the average price of licenses sold in those transactions. We experienced this increase worldwide and for new as well as existing customers. Transactions completed through strategic partners declined 9% while those entered into directly with end user customers increased 45%. The first half of 2003 included sales to two customers that generated 14% of our license revenue, while the first half of 2004 did not include any transactions of comparable size. Without taking into account the license revenue of the two customers described above, the average license selling price of licensed products increased 25% in the first half of 2004 relative to the first half of 2003.

     During the first half of 2004, we have experienced longer sales cycles than we experienced in the same periods of the prior year. We attribute this trend to an economic environment in which companies are very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration needs appears to be increasing, causing customers to require more time to evaluate the various alternatives available to fulfill their requirements.

     Service revenue. Total service revenue for the quarter ended June 30, 2004 increased by $20.9 million, or 111%, to $39.8 million from $18.9 million for the quarter ended June 30, 2003. Total service revenue for the six months ended June 30, 2004 increased by $41.5, or 119%, to $76.5 million from $35.0 million for the six months ended June 30, 2003.

     Maintenance revenue increased by $12.8 million, or 122%, to $23.3 million in the second quarter of 2004 from $10.5 million in the second quarter of 2003. Maintenance revenue increased by $26.0 million, or 129%, to $46.1 million in the first half of 2004 from $20.1 million in the first half of 2003. The increase in maintenance revenue is attributable to the installed base of customers acquired from Mercator as well as the increase in our installed base of customers following the license growth experienced during 2003.

     Consulting and education revenue increased by $8.1 million, or 96%, to $16.5 million in the second quarter of 2004 from $8.4 million in the same period of 2003. Consulting and education revenue increased by $15.5 million, or 104%, to $30.4 million in the first half of 2004 from $14.9 million in the same period of 2003. The increase in consulting and education revenue correlates to an increase in the volume and average size of consulting engagements worldwide following the growth of license revenue experienced during 2003. We believe the growth of our professional services business reflects increased customer adoption of our products and expanded deployment of our offerings. Additionally, our consulting engagements have increasingly extended throughout enterprises rather than a single department or division within an enterprise.

     Total Revenue. For the three and six months ended June 30, 2004, no single customer accounted for greater than 10% of total revenue. For the three and six months ended June 30, 2003 one customer accounted for 13% and 11% of our total revenue for those periods, respectively.

II. Costs and Expenses

     The following table and discussion compares the costs and expenses for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cost of licenses	$4.2	$3.4	$8.0	$7.0
Cost of services	17.2	8.8	32.4	16.1
Sales and marketing	27.4	16.8	52.7	33.5
Research and development	10.0	5.5	19.5	10.9
General and administrative	5.2	7.0	11.9	13.4
Merger, realignment and other charges	0.9	0.4	0.9	0.4

Total costs and expenses	$64.9	$41.9	$125.4	$81.3

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized software development costs or acquired technology, (2) third-party royalties, and (3) distribution and manufacturing personnel costs.

     During the quarter ended June 30, 2004, cost of licenses increased $0.8 million, or 24%, to $4.2 million from $3.4 million in the same period of 2003. This increase was primarily the net result of two factors. First, amortization costs increased by $0.6 million due principally to $0.4 million of amortization expense associated with completed technology acquired through the Mercator acquisition and $0.2 million of increased amortization of capitalized development costs following the release of new products. We acquired $7.0 million of completed technology in connection with the Mercator acquisition in the third quarter of 2003 that is being amortized over five years and, accordingly, we began to recognize amortization expense in September 2003. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases. Second, third-party royalty expenses increased $0.2 million due principally to an increase in the number of transactions containing third-party products. This increase was partially offset by a decline in amortization of prepaid license royalties that were fully amortized as of December 31, 2003.

     During the six months ended June 30, 2004, cost of licenses increased $1.0 million, or 14%, to $8.0 million from $7.0 million in the same period of 2003. This increase is principally attributable to an increase in amortization costs due to the amortization of completed technology acquired through the Mercator acquisition and an increase in amortization of capitalized development costs following the release of new products. The increase in third-party product costs incurred in the six months ended June 30, 2004 was offset by the decline in amortization of prepaid license royalties.

     Cost of services. Cost of services consists of maintenance, consulting and education personnel expenses and third-party subcontracting costs. Cost of services for the three months ended June 30, 2004 increased 95%, or $8.4 million, to $17.2 million from $8.8 million in the same period of 2003. This net increase is a result of the impact of a combination of factors. We incurred $5.7 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $8.1 million in consulting and education revenue. We also incurred $2.7 million in additional maintenance costs associated with generating $12.8 million in additional maintenance revenue as compared to the second quarter of 2003. This increase in maintenance costs consists of $1.7 million of personnel-related costs following a 114% increase in headcount from June 30, 2003, $0.6 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to acquired products that were determined not to be strategic, and $0.4 million in amortization of customer relationships acquired through the Mercator acquisition. We valued customer relationships acquired from Mercator in the third quarter of 2003 at $7.0 million, which is being amortized over five years and, accordingly, we began to recognize the associated amortization expense in September 2003.

     Cost of services for the six months ended June 30, 2004 increased 101%, or $16.3 million, to $32.4 million from $16.1 million in the same period of 2003. This net increase is a result of the impact of a combination of factors. We incurred $11.1 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $15.5 million in consulting and education revenue. We also incurred $5.2 million in additional maintenance costs associated with generating $26.0 million in additional maintenance revenue as compared to the first six months of 2003. This increase in maintenance costs consists of $3.3 million of principally personnel related costs following a 114% increase in headcount from June 30, 2003, $1.2 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to acquired products that were determined not to be strategic and $0.7 million in amortization of customer relationships acquired through the Mercator acquisition.

     The following table depicts services margins for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Maintenance margin	80%	82%	81%	82%
Consulting and training margin	24%	17%	23%	17%
Total service margin	57%	53%	58%	54%

     The total services margin increased to 57% for the quarter ended June 30, 2004 from 53% during the same quarter in 2003 and to 58% for the six months ended June 30, 2004 from 54% during the same period in 2003. This improvement is due to a larger proportion of higher margin maintenance revenue in relation to total service revenue as compared to the same period of the prior year as well as the impact of improved consulting and education margins. The improvement in consulting and education margins is a result of an increase in the number and average length of consulting engagements that enabled improved utilization of our consultants as well as increased utilization of lower cost subcontracted resources. The slight drop in the maintenance margin in the comparative three and six months periods is a result of the incremental costs associated with the outsourcing of various functions and the amortization of Mercator customer relationships, as discussed above, as well as a 12% increase to headcount in the customer care group during the second quarter to service an increasing customer base.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the quarter ended June 30, 2004 increased 63%, or $10.6 million, to $27.4 million from $16.8 million for the same period of 2003. Sales and marketing expenses for the six months ended June 30, 2004 increased 57%, or $19.2 million, to $52.7 million from $33.5 million for the same period of 2003. These increases are principally the result of a 41% increase in headcount from June 30, 2003 to June 30, 2004 resulting in increased personnel and related overhead costs, recruiting costs and travel. The remaining increase is attributable mainly to additional marketing program spending associated with new products and increased marketing activities and additional commissions associated with increased revenue. Total selling and marketing headcount was 328 at June 30, 2004, including 92 quota carrying sales representatives. This compares to 65 quota carrying sales representatives as of June 30, 2003. Immediately subsequent to June 30, 2004, our quota carrying sales representatives increased to 96.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. During the second quarter of 2004, our research and development efforts were focused primarily on enhancements to the Ascential Enterprise Integration Suite to enable increased levels of integration, performance and scalability as well as enhanced interoperability between our products. Research and development expenses for the quarter ended June 30, 2004 increased 82%, or $4.5 million, to $10.0 million from $5.5 million for the same quarter of 2003. Research and development expenses for the six months ended June 30, 2004 increased 79%, or $8.6 million, to $19.5 million from $10.9 million for the first half of 2003. These increases are primarily the result of a 60% increase in research and development headcount from 154 at June 30, 2003 to 246 at June 30, 2004, resulting in increased salary, overhead and related costs. This increase in headcount relates primarily to Mercator research and development personnel who became Ascential Software employees following the acquisition. In addition, in the second quarter of 2004 as compared to the second quarter of 2003 there was a $1.0 million increase in consultant and subcontractor costs, including off-shore resources, and a $0.2 million increase in depreciation and equipment costs resulting from the larger employee base and increased development activity. In the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, there was a $1.5 million increase in consultant and subcontractor costs, including off-shore resources, and a $0.5 million increase in depreciation and equipment costs resulting from the larger employee base and increased development activity. Capitalization of software development costs during the second quarter and first half of 2004 related principally to the development of enhancements to the Ascential Enterprise Integration Suite and increased by approximately $0.4 million during the second quarter of 2004 and $0.6 million in the first half of 2004, respectively, as compared to the same periods in 2003 as a result of an increase in overall research and development spending and the nature and stage of development projects.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the quarter ended June 30, 2004, general and administrative expenses decreased 26%, or $1.8 million, to $5.2 million from $7.0 million for the second quarter of 2003. This decrease is the net result of three principal factors. First, the transition costs related to the wind down of our database business decreased by $1.6 million. In the second quarter of 2004, transition activities netted to a credit of $1.1 million, including $0.8 million of cash received, principally related to the resolution of an indemnification matter involving a former officer of the database business. Costs totaling $0.5 million in the second quarter of 2003 related principally to the resolution of disputes. Second, legal costs declined due principally to the inclusion, in the second quarter of 2003, of $1.1 million of costs associated with the settlement of a legal matter. Third, these declines were offset by increased personnel and related overhead costs as a result of a 20% increase in headcount in general and administrative functions from June 30, 2003 to June 30, 2004 in order to scale our infrastructure to support our expanded operations.

     During the six months ended June 30, 2004, general and administrative expenses decreased 11%, or $1.5 million, to $11.9 million from $13.4 million for the first six months of 2003. This change is the net result of three principal factors. First, the transition costs related to the wind down of our database business decreased by $2.5 million. During the first half of 2004, the net impact of these transition activities was a net credit of $0.8 million for the resolution of disputes in connection with the historical database operations and $0.2 million of administrative and liquidation costs associated with the closure of subsidiaries. During the first half of 2003, costs totaled $1.7 million and consisted of $1.4 million in legal costs related to disputes associated with the historical database operations and $0.3 million of administrative and liquidation costs associated with the closure of subsidiaries. Second, legal costs declined due principally to the inclusion, in the second quarter of 2003, of $1.1 million of costs associated with the settlement of a legal matter. Third, these declines were offset by increased costs relating primarily to personnel and related overhead costs due to a 20% increase in headcount in general and administrative functions from June 30, 2003 to June 30, 2004 in order to scale our infrastructure to support our expanded operations.

     Merger, realignment and other costs. During the quarter and six months ended June 30, 2004, we recorded $0.9 million of realignment costs. During the quarter and six months ended June 30, 2003, we recorded realignment charges totaling $0.4 million. The charges in all periods are for adjustments to facility reserves recorded in connection with the IBM Transaction. The adjustments reflect updated estimates of remaining obligations on vacated facilities, net of sublease income.

III. Other Income (Expense)

     The following table and discussion compares other income (expense) for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income, net	$1.9	$2.9	$4.0	$6.2
Other income (expense), net	(0.1)	0.1	0.4	0.1

     Interest income, net. Interest income for the three months ended June 30, 2004 decreased by $1.0 million, or 34%, from the same period of the prior year. Interest income for the six months ended June 30, 2004 decreased by $2.2 million, or 35%, from the same period of the prior year. These decreases are principally attributable to two factors. First, ending cash balances decreased 25% from June 30, 2003 to June 30, 2004 due mainly to the cash paid to acquire Mercator and cash used to buy back shares of our common stock. Second, the composite rate of return for the quarter on cash and investments has declined by approximately 20 basis points as a result of the general economic environment and prevailing interest rates during the quarter as compared to the same quarter and first six months of last year.

     Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2004 consists of approximately $0.1 million of foreign currency losses, principally related to the revaluation of forward foreign currency contracts. Other income, net, for the three months ended June 30, 2003 consisted of $0.6 million of realized gains on investments offset by $0.5 million of foreign exchange losses. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations and continue to evaluate our subsidiary structure as deemed appropriate to match current business needs. As these subsidiaries are liquidated, the cumulative translation adjustment that has been recorded on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

     Other income, net, for the six months ended June 30, 2004 consists of approximately $0.6 million of realized gains on investments, offset by $0.2 million of foreign currency losses, principally related to the revaluation of forward foreign currency contracts. Other income, net, for the six months ended June 30, 2003 consisted of $0.7 million realized gains on investments offset by $0.6 million of foreign exchange losses.

IV. Income Taxes

     The following table and discussion compares the income tax expense (benefit) for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income before income taxes	$1.7	$1.0	$5.1	$0.2
Income tax expense	.5	0.3	1.5	0.1
Effective tax rate	30%	30%	30%	30%

     For the three and six months ended June 30, 2004, the effective tax rate was 30%. This rate is lower than the composite U.S. federal and state statutory rate as a result of income generated in jurisdictions with lower tax rates and utilization of net operating loss carry-forwards.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $471.0 million at June 30, 2004 and consisted of $148.4 million in Cash and $322.6 million of short-term investments. At December 31, 2003, Cash and short-term investments totaled $516.2 million and consisted of $202.6 million in Cash and $313.7 million of short-term investments. The $45.2 million decrease in Cash and short-term investments for the six months ended June 30, 2004 was primarily due to $31.6 million that was used to buy back shares of our common stock. Also, $15.4 million was used in operations, principally related to the payment of current liabilities and certain foreign taxes. We also purchased $2.7 million of property and equipment and spent $4.3 million related to research and development projects that are capitalized. These uses of cash were offset by $6.8 million that was received in connection with the sale of the Key/Master data entry software product line (See Note I of the Notes to Condensed Consolidated Financial Statements) as well $4.9 million in proceeds received from the issuance of common stock under our employee stock purchase plan and through the exercise of stock options.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the six months ended June 30, 2004, we incurred capital expenditures of $2.7 million and capitalized software development costs totaling $4.3 million.

     During the three months ended June 30, 2004, we entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of up to $10.0 million of trade accounts receivable. In the three months ended June 30, 2004, we received approximately $3.0 million for the sale of accounts receivable under this agreement, which positively impacted our days sales outstanding (DSO). This arrangement is a means of accelerating cash collections in a manner that we believe is more cost-effective than offering early payment discounts. The $3.0 million of accounts receivable sold are not included in our trade accounts receivable at June 30, 2004. The fees, losses and other amounts related to the Company's sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.

     As of June 30, 2004 we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe we have enough Cash and short-term investments to continue to fund any repurchases of our common stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations in addition to current and future restructuring initiatives, if any. From the inception of the previously announced $350 million stock repurchase program through June 30, 2004, we have repurchased 17.0 million shares under the Program at a total cost of $248.8 million.

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

     Option Plans

     In February 1989, we adopted the 1989 Outside Directors Stock Option Plan (as amended and restated, the “1989 Plan”), whereby non-employee directors are automatically granted 20,000 non-qualified stock options upon election to the Board of Directors and 15,000 non-qualified stock options annually thereafter and upon re-election. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director of our company and are issued with an exercise price equal to fair market value of our common stock determined as of the date of grant. A total of 650,000 shares of common stock have been authorized for issuance under the 1989 Plan.

     In March 1994, we adopted the 1994 Stock Option and Award Plan (as amended and restated, the “1994 Plan”). Incentive stock options, nonqualified stock options, restricted shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Board or a committee made up solely of outside directors, and not less than two directors, administers the 1994 Plan. At present, the compensation committee of the Board of Directors administers and grants awards under the 1994 Plan, provided that during any fiscal year, no participant shall receive stock options exercisable for more than 500,000 shares of common stock. No more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of common stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, our Board of Directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. A total of 8,250,000 shares of common stock have been authorized for issuance under the 1994 Plan.

     In July 1997, we adopted the 1997 Non-Statutory Stock Option Plan (as amended the “1997 Plan”), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or committee delegated such duties by the Board of Directors. A total of 425,000 shares of common stock have been authorized for issuance under the 1997 Plan.

     In July 1998, we adopted the 1998 Non-Statutory Stock Option Plan (as amended and restated, the “1998 Plan”). Options and restricted shares can be granted to employees and consultants with terms designated by the Board of Directors or committee delegated such duties by the Board of Directors. Options are issued at fair market value and generally vest over a four year period with 25% of the option shares vesting after one year and the remaining 75% of the option shares vesting in monthly increments over the following three years. A total of 8,125,000 shares of common stock have been authorized for issuance under the 1998 Plan.

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

     Distribution and Dilutive Effect of Options to Executive Officers

     The following table summarizes employee and executive option grants for the periods set forth below.

	Six Months Ended June 30,
	2004	2003	2002
New grants during the period as a % of outstanding shares	7.2%	3.3%	4.1%
Grants to executive officers during the period as a % of total options granted	22.9%	0.0%	37.4%
Grants to executive officers during the period as a % of outstanding shares	1.7%	0.0%	1.5%
Cumulative options held by executive officers as a % of total options outstanding	27.3%	27.0%	34.3%

     General Option Information

     Following is a summary of activity for all stock option plans for the year ended December 31, 2003 and the six months ended June 30, 2004:

		Number of
		Shares Underlying	Weighted -
	Shares Available	Outstanding	Average
	for Options	Options	Exercise Price
December 31, 2002	5,156,507	7,199,994	$17.48
Options assumed	—	1,832,760	23.34
Options granted	(1,963,943)	1,963,943	16.65
Options exercised	—	(2,054,193)	12.60
Options canceled	466,688	(645,109)	26.65
Additional Shares Reserved	5,500,000	—	—

December 31, 2003	9,159,252	8,297,395	$19.07
Options granted	(4,240,683)	4,240,683	22.68
Options exercised	—	(327,494)	10.08
Options canceled	276,541	(478,567)	38.21

June 30, 2004	5,195,110	11,732,017	$19.85

In-the-Money and Out-of – the-Money Option Information as of June 30, 2004

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
As of June 30, 2004	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
In-the-Money (1)	1,851,066	$11.36	2,781,277	$12.64	4,632,343	$12.13
Out-of-the-Money (1)	2,491,681	$27.98	4,607,993	$23.21	7,099,674	$24.88

Total Options Outstanding	4,342,747	$20.90	7,389,270	$19.23	11,732,017	$19.85

(1)	In-the-Money options are those options with an exercise price less than the closing price of $15.99 as of June 30, 2004. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $15.99 as of June 30, 2004.

     Option Grants During the Six Months Ended June 30, 2004

     The following table provides information relating to stock options awarded to each of our executive officers during the six months ended June 30, 2004.

	Individual Grants				Potential Realizable Values at Assumed Annual Rates of Stock
		Percent of			Price Appreciation
	Number of Securities	Total Options Granted to			for Option Term
	Underlying Options	Employees in	Exercise Price
Name	Granted	2004 YTD	Per Share	Expiration Date	5%	10%
Peter Gyenes	400,000	9.4%	$27.10	1/9/2014	$6,817,218	$17,276,168
Peter Fiore	240,000	5.7%	$27.10	1/9/2014	$4,090,331	$10,365,701
Robert C. McBride	150,000	3.5%	$27.10	1/9/2014	$2,556,457	$6,478,563
Scott N. Semel	180,000	4.2%	$27.10	1/9/2014	$3,067,748	$7,774,276

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the quarter ended June 30, 2004 and stock options held as of June 30, 2004 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			June 30, 2004		June 30, 2004 (1)
	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Gyenes	—	—	941,548	791,488	$1,662,912	$1,844,649
Peter Fiore	—	—	450,705	395,731	$614,880	$597,875
Robert C. McBride	—	—	104,166	233,334	$290,207	$326,418
Scott N. Semel	—	—	38,671	250,074	$196,147	$370,072

(1)	Based on the closing sales price of $15.99 of the underlying securities as of June 30, 2004, as reported on the NASDAQ National Market, minus the exercise price.

Equity Compensation Plan Information

     The following table provides information about common stock authorized for issuance under our equity compensation plans as of June 30, 2004:

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be	Weighted	under equity
	issued upon	average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)
Equity compensation plans approved by security holders	4,538,801	$22.24	3,765,545 (3)
Equity compensation plans not approved by security holders	5,555,618	$16.94	2,705,627

Total	10,094,419	$19.32	6,471,172

(1)	This table excludes an aggregate of 1,637,598 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $23.08.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after June 30, 2004, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 1,276,062 shares issuable under our 1997 Employee Stock Purchase Plan as of June 30, 2004.

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

     We compete in the enterprise software market as a provider of complete end-to-end data integration functionality, including automated data profiling, data quality management and cleansing, and data extraction, transformation and loading (ETL). We currently face intense competition from a number of sources, including several large vendors who develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions. Principal competitors relative to our Ascential DataStage ETL offering include other vendors that offer ETL functionality such as Informatica, SAS, Business Objects, Oracle and Cognos. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities, and potential customers’ own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Avellino and Evoke, among others. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One and Trillium, among others. On occasion we also compete with combinations of vendors, as they seek to match the scope of the Ascential Enterprise Integration Suite. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

Competition may affect the pricing of our products or services and changes in product mix may occur, either of which may reduce our profit margins.

     Existing and future competition or changes in our product or service offerings or pricing could result in an immediate reduction in the prices of our products or services. In addition, a significant change in the mix of software products and services that we sell, including the mix between higher margin software and maintenance products and lower margin consulting and education, could materially adversely affect our operating results for future periods. Services margin could be negatively impacted by a reduction in the availability of appropriately skilled lower cost external resources. In addition, the pricing strategies of competitors in the software industry have historically been characterized by aggressive price discounting to encourage volume purchasing by customers. We may not be able to compete effectively against competitors who continue to aggressively discount the prices of their products.

Our current strategy contemplates possible future acquisitions, which will require us to incur substantial costs for which we may never realize the anticipated benefits.

     On November 28, 2001, we completed the acquisition of Torrent on April 3, 2002 we completed the acquisition of Vality and on September 12, 2003, we completed the acquisition of Mercator. In addition, we acquired certain technology from Metagenix Inc. on March 31, 2002. We consummated each transaction with the expectation that it would result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Our business strategy contemplates the possibility of future acquisitions of complementary companies or technologies. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we were to make a cash acquisition of substantial scale, it could reduce our cash reserves and affect our liquidity and capital resources.

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

Recently enacted and proposed regulatory changes may cause us to incur increased costs and impair our ability to attract and retain qualified officers and directors.

     The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules of the Securities Exchange Commission and Nasdaq may cause us to incur increased costs as we implement and respond to new requirements. The impact of these events could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. In order to comply with the Sarbanes-Oxley Act and other new rules and regulations, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share.

     There has been ongoing public debate over whether shares issued under employee stock option and employee stock purchase plans should be treated as a compensation expense and, if so, how to properly value such charges. If we were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. Any such requirements could cause us to reduce our issuance of stock options or the availability of shares under our employee stock purchase program, which could impair our ability to attract and retain skilled resources.

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

A portion of our product development is outsourced offshore, which poses significant risks.

     Certain of our technical and product development initiatives are conducted using offshore consultants in India, Sri Lanka, and elsewhere. We currently plan to increase the proportion of development performed offshore in order to take advantage of cost efficiencies and a broader talent pool. However, we may not achieve significant cost savings or other benefits that we anticipate from this program and we may not be able to locate sufficient overseas staff with appropriate skill sets to meet our evolving needs. We have a heightened risk of exposure to changes in the economic, security and political conditions of India and other regions. Economic and political instability, military actions, and other unforeseen occurrences overseas could impair our ability to develop and introduce new software applications and functionality in a timely manner. Moreover, legislation may be adopted at the federal, state, or local level within the United States or elsewhere restricting acquisition of products or services with a significant offshore component, or customers may individually adopt policies favoring technology developed using local labor forces. In such cases, our competitive positioning may be impaired. Further risks include:

•	difficulties in managing and staffing offshore operations;

•	difficulties in obtaining or maintaining regulatory approvals or complying with foreign laws;

•	reduced or less certain protection for intellectual property rights;

•	differing technological advances, preferences or requirements;

•	trade restrictions; and

•	foreign currency fluctuations.

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

     International sales represent approximately 48% of our total revenue for the six months ended June 30, 2004. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

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

     We are party to real estate leases for a total of approximately 479,000 square feet. At June 30, 2004, we actively utilized approximately 53% of this space, or 254,000 square feet. At June 30, 2004 approximately 47%, or 225,000 square feet is currently unoccupied. Approximately 30% or 67,000 square feet of this unoccupied space is sublet to a third party.

     At June 30, 2004, we have a restructuring reserve of $35.4 million associated with these leases comprised of $33.0 million for lease obligations and $2.4 million for restoration costs related to the disposition of this space as of June 30, 2004. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $26.5 million of sublease income relating to this space, $4.4 million for properties already sublet and $22.1 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $20.5 million resulting from additional restructuring costs.

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

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table summarizes our share repurchase activity in the quarter ended June 30, 2004 (in thousands):

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
	(1)	Paid per Share	Programs	Programs
April 1-April 30	1,140	$17.15	1,140	$113,273
May 1 - May 31	726	$16.63	726	$101,207
June 1-June 30	—	—	—	$101,207
Total	1,866	$16.95	1,866	$101,207

(1) We publicly announced a $100 million common stock repurchase program (the “Program”) on April 26, 2001 under which our Board of Directors authorized the repurchase of common stock. We publicly announced on July 2, 2001 that the Program was increased from $100 million to $350 million. Under the Program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have utilized the full amount of funds authorized for repurchase of shares under the Program.

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 18, 2004, the Company held its 2004 annual meeting of stockholders. At the meeting, the votes cast for and against the matters presented to the Company’s stockholders, as well as the number of abstentions and broker non-votes, were as follows:

1. Election of Class II Directors of the Company:

			Broker
Board Nominee	For	Withheld	Non-votes
David J. Ellenberger	53,926,970	2,258,787	0
William J. Weyand	54,406,432	1,779,325	0

Each of the following Directors’ terms of office as a Director continued after the Annual Meeting:

Peter Gyenes Robert M. Morrill John J. Gavin, Jr.

2.	Authorization of the Board of Directors to further amend the Company’s Restated Certificate of Incorporation, as amended, to decrease the number of shares of authorized Common Stock from 500,000,000 to 125,000,000.

For	Withheld	Abstain	Broker Non-votes
55,697,687	432,556	55,514	0

3.	Approval of an amendment to the Company’s Second Restated 1997 Employee Stock Purchase Plan (the “ESPP”) increasing the number of shares of Common Stock authorized for issuance under the ESPP from 2,250,000 to 3,250,000.

For	Withheld	Abstain	Broker Non-votes
34,919,853	3,863,033	131,292	17,271,579

4.	Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.

For	Withheld	Abstain	Broker Non-votes
55,384,549	735,628	65,580	0

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1(2) Restated Certificate of Incorporation, as amended

3.2(1) Certificate of Amendment to Restated Certificate of Incorporation, as amended

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

(1)	Filed herewith.

(2)	Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)

(b) Reports on Form 8-K

     On April 21, 2004, the Company furnished a current report on Form 8-K dated April 21, 2004 containing a copy of its earnings release for the period ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 9, 2004

ASCENTIAL SOFTWARE CORPORATION

By:	/s/ Robert C. McBride

Robert C. McBride
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer); Duly Authorized Officer

Index to Exhibits

3.1(2) Restated Certificate of Incorporation, as amended

3.2(1) Certificate of Amendment to Restated Certificate of Incorporation, as amended

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

(1)	Filed herewith.

(2)	Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)