Form 10-Q
period 2004-09-30
ASCENTIAL SOFTWARE CORP
filed 2004-11-09
CIK 799089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________to _________

Commission File Number 0-15325

ASCENTIAL SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3011736 (I.R.S. Employer Identification No.)

50 Washington Street, Westborough, MA (Address of principal executive office)	01581 (Zip Code)

Registrant’s telephone number, including area code:	(508) 366-3888

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

YES     ☒       NO     ☐

At October 31, 2004, 58,753,212 shares of the registrant’s common stock were outstanding.

ASCENTIAL SOFTWARE CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2004

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET REVENUES
Licenses	$27,159	$22,353	$76,747	$62,539
Services	40,434	23,536	116,969	58,575

	67,593	45,889	193,716	121,114

COSTS AND EXPENSES

Cost of licenses	4,745	3,874	12,719	10,828
Cost of services	17,616	10,331	50,023	26,406
Sales and marketing	27,765	19,531	80,504	53,075
Research and development	9,805	6,834	29,347	17,714
General and administrative	7,195	6,472	19,038	19,843
Merger, realignment and other charges	151	1,654	1,007	2,086
Write-off of acquired in-process research and development	—	2,000	—	2,000

	67,277	50,696	192,638	131,952

Operating income (loss)	316	(4,807)	1,078	(10,838)

OTHER INCOME
Interest income, net	2,152	2,661	6,119	8,846
Other income, net	182	576	602	652

INCOME (LOSS) BEFORE INCOME TAXES	2,650	(1,570)	7,799	(1,340)
Income tax expense	327	129	1,872	198

NET INCOME (LOSS)	$2,323	$(1,699)	$5,927	$(1,538)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.04	$(0.03)	$0.10	$(0.03)
Diluted	$0.04	$(0.03)	$0.10	$(0.03)
SHARES USED IN PER SHARE CALCULATIONS
Basic	58,632	58,195	59,359	58,028
Diluted	59,207	58,195	61,007	58,028

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$100,952	$202,568
Short-term investments	370,573	313,681
Accounts receivable, net	47,335	42,034
Recoverable income taxes	3,306	1,276
Other current assets	15,047	22,035

Total current assets	537,213	581,594

Property and equipment, net	10,041	11,186
Software development costs, net	15,599	14,794
Long-term investments	2,740	2,301
Goodwill	330,788	324,327
Intangible assets, net	13,211	19,863
Other assets	10,667	12,014

Total assets	$920,259	$966,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,293	$16,878
Accrued expenses	18,387	14,433
Accrued employee compensation	15,297	24,207
Income taxes payable	55,240	62,327
Deferred revenue	43,252	41,106
Accrued merger, realignment and other charges	35,558	46,705
Other current liabilities	2,356	1,800

Total current liabilities	180,383	207,456

Other long term liabilities	1,725	937

Commitments and contingencies (Note H)

Stockholders’ equity:
Preferred stock	—	—
Common stock	690	685
Additional paid-in capital	652,917	647,199
Treasury stock	(130,069)	(98,454)
Retained earnings	223,975	218,048
Deferred compensation	(1,068)	(1,779)
Accumulated other comprehensive loss	(8,294)	(8,013)

Total stockholders’ equity	738,151	757,686

Total liabilities and stockholders’ equity	$920,259	$966,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,927	$(1,538)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	11,029	6,573
Amortization of capitalized software development costs	5,893	5,152
Write-off of acquired in-process research and development	—	2,000
Foreign currency transaction (gain) loss	869	(4,796)
Gain on sale of available for sale securities	(511)	—
(Gain) loss on disposal of property and equipment	(8)	49
Deferred income taxes	1,976	215
Provision for losses on accounts receivable	379	—
Non-cash merger, realignment and other charges	1,007	2,086
Stock-based employee compensation	711	203
Changes in operating assets and liabilities:
Accounts receivable	(5,750)	286
Other current and non-current assets	(128)	4,989
Accounts payable, accrued expenses and other liabilities	(37,483)	(21,381)
Deferred revenue	2,414	5,573

Net cash and cash equivalents used in operating activities	(13,675)	(589)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(599,138)	(630,982)
Maturities of available-for-sale securities	368,103	421,019
Sales of available-for-sale securities	173,688	275,278
Business combination, net of cash acquired	—	(83,675)
Purchases of property and equipment	(3,630)	(2,531)
Additions to capitalized software development costs	(6,698)	(5,530)
Proceeds from sale of a product line and the database business	6,800	109,328
Purchase of strategic investments	(562)	(813)
Other	—	(178)

Net cash and cash equivalents (used in) provided by investing activities	(61,437)	81,916

CASH FLOWS FROM FINANCING ACTIVITIES
Extinguishment of debt	—	(8,155)
Payment of capital leases	(469)	—
Purchases of treasury stock	(31,615)	—
Cost associated with reverse split	—	(202)
Proceeds from issuance of common stock	5,723	7,477

Net cash and cash equivalents used in financing activities	(26,361)	(880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(143)	6,346

(Decrease) increase in cash and cash equivalents	(101,616)	86,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,568	216,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,952	$303,344

See Notes to Unaudited Condensed Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$2,323	$(1,699)	$5,927	$(1,538)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $0, $(197), $232 and $214 for the three months ended September 30, 2004 and 2003, respectively, and the nine months ended September 30, 2004 and 2003, respectively (See Note A)	1,240	(348)	(381)	321
Reclassification adjustment for realized (gains) losses included in net income	86	(540)	(511)	(1,071)
Change in cumulative foreign currency exchange translation adjustment	160	523	611	1,117

Other comprehensive income (loss)	1,486	(365)	(281)	367

Comprehensive income (loss)	$3,809	(2,064)	$5,646	$(1,171)

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

     The principal geographic markets for our products are North America, Europe and Asia/Pacific. Our customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in financial services, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government.

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

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 148, as if we accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The fair value of our stock-based awards was estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options:
Risk-free interest rate	3.43%	2.92%	3.41%	2.89%
Expected life (years)	4.5	4.5	4.5	4.5
Expected volatility	100%	81%	103%	82%
Dividend rate	—%	—%	—%	—%
Weighted average fair value of option grants	$8.90	$10.95	$16.46	$9.96
ESPP:
Risk-free interest rate	1.48%	0.91%	1.19%	1.04%
Expected life (years)	0.25	0.25	0.25	0.25
Expected volatility	50%	81%	64%	83%
Dividend rate	—%	—%	—%	—%
Weighted average fair value of ESPP purchases	$3.81	$4.34	$5.82	$3.53

     For pro forma purposes, the estimated fair value of our stock-based awards is amortized over the awards’ vesting periods (for options) and the three-month purchase periods (for stock purchases under the ESPP). The following table illustrates the effect on net income and net income per share, as if we had applied the fair value method to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,323	$(1,699)	$5,927	$(1,538)
Add back:
Stock-based compensation recognized in net income	214	128	711	203
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,134)	(5,494)	(24,689)	(18,594)

Net loss, pro forma	$(4,597)	$(7,065)	$(18,051)	$(19,929)

Net income (loss) per common share:
Basic, as reported	$0.04	$(0.03)	$0.10	$(0.03)
Diluted, as reported	$0.04	$(0.03)	$0.10	$(0.03)
Basic, pro forma	$(0.08)	$(0.12)	$(0.30)	$(0.34)
Diluted, pro forma	$(0.08)	$(0.12)	$(0.30)	$(0.34)
Shares used in calculations:
Basic, as reported	58,632	58,195	59,359	58,028
Diluted, as reported	59,207	58,195	61,007	58,028
Basic and Diluted, pro forma	58,632	58,195	59,359	58,028

     Transfer of Financial Assets

     In June, 2004, we entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of up to $10.0 million of trade accounts receivable. In the three and nine months ended September 30, 2004, we received approximately $4.7 and $7.7 million, respectively, for the sale of accounts receivable under this agreement. This arrangement is a means of accelerating cash collections in a manner that, we believe, is more cost-effective than offering early payment discounts. The transaction is considered a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Trade receivables that were sold during the first nine months of 2004, and not yet collected, amounted to $5.1 million and are excluded from our trade accounts receivable at September 30, 2004. The fees, losses and other amounts related to the Company’s sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.

Note B — Goodwill and Other Intangible Assets

     As of September 30, 2004, we had goodwill in the amount of $330.8 million. There was an increase of $6.5 million in the carrying value of goodwill from December 31, 2003. This change consists of a $6.7 million net increase associated with an adjustment to the assets and liabilities acquired in our acquisition, in 2003, of Mercator Software, Inc., which was subsequently converted into Mercator Software, LLC (“Mercator”), and a $0.2 million reduction related to tax refunds received related to Vality Technology Incorporated (“Vality”), which we acquired in 2002, for which no receivable had been recorded. We previously determined, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, that we would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Fluctuations in the price of our common stock could, at some point in time, be deemed to indicate that the fair value of the Company is less than its carrying value, thus indicating a potential impairment of the Company’s goodwill requiring further testing. The Company will continue to monitor market conditions to determine whether an impairment charge is warranted. Other intangible assets amounted to

$13.2 million (net of accumulated amortization of $19.3 million) and $19.9 million (net of accumulated amortization of $12.8 million) at September 30, 2004 and December 31, 2003, respectively. These intangible assets consist primarily of customer relationships and developed technology acquired through business combinations. We are currently amortizing these assets over the estimated useful lives of each, generally ranging from five to seven years. There are no anticipated residual values related to these intangible assets. Amortization expense for the three and nine months ended September 30, 2004 was $2.2 million and $6.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $1.5 million and $5.4 million, respectively. Amortization expense is currently anticipated to be $1.8 million for the remaining three months of 2004, and amortization expense for these intangible assets for each of the years ending December 31, 2005, 2006, 2007 and 2008 is currently anticipated to be $3.8 million, $2.9 million, $2.8 million and $1.9 million, respectively.

Note C — Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$2,323	$(1,699)	$5,927	$(1,538)

Denominator:
Denominator for basic net loss per common share — Weighted-average shares outstanding	58,632	58,195	59,359	58,028
Effect of dilutive securities:
Employee stock options	575	—	1,648	—

Denominator for diluted net loss per common share — Adjusted weighted-average shares and assumed conversions	59,207	58,195	61,007	58,028

Basic net income (loss) per common share	$0.04	$(0.03)	$0.10	$(0.03)
Diluted net income (loss) per common share	$0.04	$(0.03)	$0.10	$(0.03)

     During the three and nine months ended September 30, 2003 we have excluded options to purchase 1.8 million and 1.2 million common shares, respectively, from our diluted calculation because the potential common shares associated with these options are anti-dilutive due to the net losses during those periods. These options have exercise prices ranging from $0.19 to $17.00 and $0.19 to $14.52 for the three and nine months ended September 30, 2003, respectively.

     Additionally, we excluded options to purchase common shares from our diluted net income (loss) per share calculation for the three and nine months ended September 30, 2004 and September 30, 2003 because the exercise prices of these options were equal to or exceeded the average market value of our common stock for the same periods and, therefore, these potential common shares were anti-dilutive. The following is a summary of the excluded potential shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Potential common shares:
Number of stock options (thousands)	9,030	8,065	5,695	8,572
Range of exercise prices	$12.92-233.29	$17.14-341.58	$18.00-233.29	$14.68-341.58
Options expiring through	2014	2013	2014	2013

Note D — Comprehensive Loss

     Accumulated other comprehensive loss on the balance sheet is comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Cumulative foreign exchange translation adjustment	$(7,697)	$(8,308)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0 at September 30, 2004 and $197 at December 31, 2003	(597)	295

Accumulated other comprehensive loss	$(8,294)	$(8,013)

Note E — Stockholders’ Equity

     The following table reconciles shares of common stock issued and outstanding at September 30, 2004 and December 31, 2003 (in thousands):

Reconciliation of shares of common stock issued (in thousands):
Shares issued at December 31, 2003	68,478
Shares issued upon exercises of stock options	348
Shares sold and issued to employees under our employee stock purchase plan	129

Shares issued at September 30, 2004	68,955
Less shares in treasury at September 30, 2004	(10,258)

Shares of common stock outstanding at September 30, 2004	58,697

     We had 10.3 million and 8.4 million shares of common stock in treasury at September 30, 2004 and December 31, 2003, respectively. Through the third quarter of 2004, we have repurchased an aggregate of 17.0 million shares of common stock, for an aggregate purchase price of $248.8 million, as part of our previously-approved stock repurchase program that commenced in the second quarter of 2001. We are authorized to repurchase up to $350.0 million of common stock under this program.

Note F — Accrued Merger, Realignment and Other Charges

     The following table summarizes the components of the “Accrued merger, realignment and other charges” at September 30, 2004 and December 31, 2003 (in millions):

	September 30,	December 31,
	2004	2003
Facility and equipment charges resulting from the IBM Transaction	$7.4	$8.8
Facility, severance, and other accruals arising from the Mercator acquisition	28.0	36.9
Other merger and realignment charges	0.2	1.0

Total accrued merger, realignment and other charges	$35.6	$46.7

     The components of our merger, realignment and other charges are described below.

Facility and Equipment Charges Resulting from IBM Transaction

     As a result of the IBM Transaction, we no longer required as much facility space and, accordingly, recorded charges and adjustments during 2003 and 2002 for facilities and equipment costs related to our vacant, or partially vacant, facilities. During the nine months ended September 30, 2004 we recorded a charge of $1.0 million for additional facilities and equipment costs at both domestic and international locations as a result of changes in the estimates of remaining residual lease obligations and estimated sublease income. The accumulated charges were comprised of reserves for residual lease obligations and restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the nine months ended September 30, 2004 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	September
	2003	Payments	Adjustments	30, 2004
Residual lease obligations and restoration costs	$8.8	$(2.4)	$1.0	$7.4

     The $7.4 million of residual lease obligations is comprised of $6.2 million of lease-related payments that we estimate we will make for these facilities through the end of each corresponding lease term, net of rental payments from IBM or other sublessees, and $1.2 million of estimated restoration costs for facilities that we have either exited or finalized plans to exit. The unpaid residual lease obligations and restoration costs at September 30, 2004 relate to facilities that we have exited or planned to exit, with leases that expire from 2004 through 2008.

     We may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of our facilities that are being exited and the volatility of the real estate markets in which our facilities are located. As of September 30, 2004, barring unforeseen circumstances, we do not expect additional charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $1.7 million, the maximum estimated remaining unaccrued obligation under existing contractual lease terms.

Facility, Severance, and Other Accruals Arising from the Mercator Acquisition

     At the date of acquisition, Mercator had $10.5 million in “Accrued merger, realignment and other” costs, which we assumed at fair value. This reserve was recorded by Mercator prior to the acquisition for certain exit costs related to partially occupied Mercator facilities.

     As a result of restructuring actions taken in connection with the Mercator acquisition, an additional $33.8 million of merger-related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of $17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $2.0 million related to the resolution of certain other Mercator matters. The severance costs related to approximately 158 Mercator employees who were terminated as a result of the acquisition. We expect, barring unforeseen circumstances, that substantially all of these severance costs will be paid out by the end of 2004. The $26.1 million in facility exit costs accrued as of September 30, 2004 consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2012, net of expected payments from subleases.

     The following table summarizes the accrual activity for the nine months ended September 30, 2004 (in millions).

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Cash	Charges and	September 30,
	2003	Payments	Adjustments	2004
Residual lease obligations	$28.4	$(4.0)	$1.7	$26.1
Severance costs	8.4	(7.5)	0.8	1.7
Other exit costs	0.1	—	0.1	0.2

Total	$36.9	$(11.5)	$2.6	$28.0

     During the nine months ended September 30, 2004, goodwill was adjusted to record additional employee severance costs of $0.8 million associated with the termination of certain Mercator employees in both domestic and foreign locations and $1.7 million as a result of a change in the estimate of our remaining residual lease obligations. We may record expenses in the future due to changes in estimates arising from the size and quantity of Mercator facilities being exited and the volatility of the real estate markets in which our facilities are located. Any such future expenses would be charged against income rather than goodwill. As of September 30, 2004, barring unforeseen circumstances, we do not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $17.8 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Other Merger and Realignment Charges

     In addition to the actions described above, in prior periods we recorded other charges related to realignment activities. As of September 30, 2004, there is $0.2 million of unpaid severance remaining in accrued costs associated with these activities. Barring unforeseen circumstances, we expect these remaining accrued severance costs to be paid out by December 31, 2004.

Note G — Business Segments

     We have two segments that report to our Chief Executive Officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. “We”, the “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. We completed the IBM Transaction during the third quarter of 2001. Accordingly, we derived no revenue from operations associated with the Informix Software segment after 2001, and the only remaining operating segment subsequent to the IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two segments for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating income (loss):
Ascential Software	$0.3	$(4.0)	$1.0	$(7.9)
Informix Software	—	(0.8)	0.1	(2.9)

Total Ascential Software Corporation	$0.3	$(4.8)	$1.1	$(10.8)

Income (loss) before income taxes:
Ascential Software	$2.7	$(0.8)	$7.7	$1.6
Informix Software	—	(0.8)	0.1	(2.9)

Total Ascential Software Corporation	$2.7	$(1.6)	$7.8	$(1.3)

     The operating income (loss) for Informix Software for the three and nine months ended September 30, 2004 and 2003 relates principally to the costs or recoveries from the settlement of disputes associated with the historical database operations (see Note H), adjustments to facility reserves recorded in connection with the IBM Transaction, and the general and administrative costs associated with consolidating the infrastructure of the database business into the infrastructure of our current operating business

     For the three and nine months ended and as of September 30, 2004 and September 30, 2003, all revenue, depreciation and amortization, identifiable assets and capital expenditures are related to the Ascential Software business segment.

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

     We have also entered into standby letters of credit to guarantee approximately $0.2 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from our bank if we defaulted on our lease payment obligations.

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

Note I — Business Combinations

     On September 12, 2003, we completed the acquisition of Mercator. Mercator’s products addressed high performance, real time, complex data transformation and routing requirements in transaction oriented environments. We purchased Mercator to broaden and complement our existing enterprise data integration capabilities, increase our size and scale, and leverage the increased customer base of the combined companies. This acquisition also resulted in an in-place workforce of engineering, sales and marketing talent that we believe has the knowledge and expertise to complement our existing workforce. Upon the closing of the acquisition of Mercator on September 12, 2003, we established a reserve of $36.2 million to restructure and integrate the operations of Mercator. This restructuring reserve primarily includes the cost of severance for certain redundant general and administrative functions and the costs related to the closure of certain redundant facilities as discussed further in Note F.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Mercator have been included in our consolidated financial statements since the date of the acquisition. We paid approximately $109.3 million in cash to acquire the outstanding shares of Mercator stock. In addition, the aggregate purchase price included $5.0 million for transaction costs and $15.7 million for the fair value of options to purchase shares of our common stock exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase our common stock that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $1.9 million is being amortized to compensation expense over the remaining vesting period of the underlying options. The remaining $0.5 million was offset against the merger reserve (see Note F) related to the acceleration of the vesting of certain options of employees when they were terminated. During the three and nine months ended September 30, 2004, $0.2 and $0.7 million, respectively, was amortized to compensation expense.

     On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. pursuant to which we sold the rights to our Key/Master data entry software product line, formerly owned by Mercator. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other current assets, at a fair market value of $6.8 million. The total sales price of $6.8 million was received in the quarter ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements relating to future events or our future financial performance which involve risks and uncertainties. Such forward-looking statements address, for example, the functionality, characteristics, quality and performance capabilities of our current and future products and technology; expansion of product offerings; expansion of worldwide distribution through alliances with recognized industry leaders; expected costs arising from the termination of our database business; our ability to leverage our substantial customer base and the completeness of our enterprise data integration offerings; our ability to leverage our global professional services organization to accelerate the adoption of our product offerings and provide value-added services to existing customers; potential liquidation of subsidiaries; residual values related to intangible assets; future amortization costs; costs associated with continued investment in research and development and investment in sales and marketing and product support; continued investments in property and equipment; sufficiency of Cash (as defined below) and short-term investments to meet working capital requirements, repurchases of our common stock, potential acquisitions, facilities, severance, obligations and restructuring initiatives; and expected amortization costs from strategic business combinations and technology purchases. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this quarterly report on Form 10-Q. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

     We support more than 3,000 customers in such industries as financial services, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government. We had 934 employees as of September 30, 2004.

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

     On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. pursuant to which we sold the rights to our Key/Master data entry software product line, formerly owned by Mercator. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other assets, at a fair market value of $6.8 million. The total sales price of $6.8 million was received in the quarter ended March 31, 2004.

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

RESULTS OF OPERATIONS

Executive Overview of Results of Operations

     The following table compares certain of our key financial metrics for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
License revenue (in thousands)	$27,159	$22,353	$76,747	$62,539
Service revenue (in thousands)	40,434	23,536	116,969	58,575

Total revenue (in thousands)	$67,593	$45,889	$193,716	$121,114

Gross margin	67%	69%	68%	69%
Services margin	56%	56%	57%	55%
Operating margin	—%	(10)%	1%	(9)%
Ending headcount	934	995	934	995
Average license revenue per quota carrying sales representative (in thousands) (1)	$299	$251	$856	$879
Revenue per employee (in thousands)(2)	$72	$57	$215	$169
Average license selling price (in thousands) (3)	$150	$127	$136	$123
Days sales outstanding(4)	63	76	*	*

*	Not meaningful, since the Company does not evaluate and track DSO on a year-to-date basis.

(1)	For the three-month periods, the amount is calculated using license revenue divided by the number of sales representatives with sales quotas at the end of the period. For the nine-month periods, amount is calculated as the sum for each three-month period.

(2)	Calculated using total revenue divided by average number of employees for the respective period.

(3)	Calculated as total license revenue from transactions greater than $25,000 in license revenue, divided by total number of those transactions for the period.

(4)	Calculated by dividing net accounts receivable as of the balance sheet date, by the quotient determined by dividing the respective year’s third quarter revenue by ninety days. Accounts receivable and deferred revenue are reduced for certain amounts for which revenue has not been recognized. Accounts receivable has been reduced for amounts sold under a receivables purchase agreement as described in “Liquidity and Capital Resources”.

(5)	Headcount at September 30, 2003 includes approximately 400 employees acquired from Mercator on September 12, 2003. The expense associated with these employees and their activities only impacted two weeks of the three and nine months ended September 30, 2003, therefore headcount at June 30, 2003 of 614 is used for comparison purposes in our analysis of expenses in the following discussion.

     During the third quarter of 2004, we achieved total revenue growth of 47%, with 22% growth in license revenue, compared with the third quarter of 2003. During the nine months ended September 30, 2004, we achieved total revenue growth of 60%, with 23% growth in license revenue, compared to the first nine months of 2003. This overall growth was achieved primarily due to a higher average sales price on license transactions, a larger volume of license transactions, an expanded maintenance base including those customers acquired in the Mercator transaction, and an expanded professional services business. Our average license selling price, defined throughout to include transactions with more than $25,000 in license revenue, increased in both the three and nine month comparative periods by 18% and 11%, respectively. The volume of license transactions, defined throughout to include transactions with more than $25,000 in license revenue, increased 7% and 12% in the three and nine month comparative periods. Average license revenue per quota carrying sales representative, as defined in footnote (1) to the above table, increased to $299,000 in the third quarter of 2004 compared to $251,000 in the third quarter of 2003 and declined to $856,000 in the first nine months of 2004 compared to $879,000 in the first nine months of 2003. The increase in this metric in the quarter ended September 30, 2004 was driven by the increases in average selling price and volume discussed above. The decrease in the nine month period ended September 30, 2004 is a result of the addition, on a net basis, of 14 new sales representatives since December 31, 2003, who became gradually more productive throughout the nine month period ended September 30, 2004, therefore reducing the average for that period. Additionally, during the first nine months of 2004, we experienced longer sales cycles than we had experienced in the same periods of the previous year. We attribute this trend to an economic environment in which companies are very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration requirements appears to be increasing, causing customers to require more time to evaluate the various alternatives available to fulfill their requirements.

     The revenue growth that we have experienced, combined with the results of business management efforts and elimination of merger related costs, enabled us to improve several key margin metrics. The services margin improvement of two percentage points in nine month period ended September 30, 2004 was the result of an expanded maintenance base as well as more consulting engagements that extended throughout enterprises rather than a single department or division within an enterprise. Our operating margin improved from a loss of (10%) in the third quarter of 2003 to breakeven in the third quarter of 2004 and improved from a loss of ( 9%) in the first nine months of 2003 to 1% in the first nine months of 2004.

I. Revenue

     The following table and discussion compares our revenue by type for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
License revenue	$27.2	$22.4	$76.7	$62.5

Service revenue:
Maintenance revenue	24.0	12.9	70.1	33.0
Consulting and education revenue	16.4	10.6	46.9	25.6

Total service revenue	40.4	23.5	117.0	58.6

Total revenue	$67.6	$45.9	$193.7	$121.1

License revenue as a percent of total revenue	40%	49%	40%	52%
Service revenue as a percent of total revenue	60%	51%	60%	48%

     License revenue. License revenue for the quarter ended September 30, 2004 increased 21% to $27.2 million from $22.4 million for the quarter ended September 30, 2003. This $4.8 million increase was principally the result of an 18% increase in the average selling price of license transactions during the quarter. We primarily experienced this increase in connection with international transactions, including transactions with both new and existing customers, and transactions both directly with end user customers and those in which our products were resold by partners. We also experienced an increase in average selling price for transactions resold by partners in North America. We believe this reflects a trend to more enterprise level license transactions compared to departmental projects including, in 2004, transactions involving products acquired in the Mercator transaction. Additionally, although the number of total license transactions increased only 7% from the third quarter of 2003, the percentage of transactions sold directly to end user customers (including those influenced, but not resold, by strategic partners) increased relative to transactions resold by strategic partners. Transactions sold directly to end user customers are typically sold at higher prices and, therefore, this trend positively impacted the overall average license selling price. The third quarter of 2003 included one license transaction in excess of $2.0 million while the third quarter of 2004 included four transactions that were each slightly greater than $1.0 million in license revenue.

     License revenue for the nine months ended September 30, 2004 increased 23% to $76.7 million from $62.5 million for the nine months ended September 30, 2003. This $14.2 million increase was primarily the result of a 12% increase in the number of license transactions during the quarter and an 11% increase in the average price of licenses sold in those transactions. We experienced this increase worldwide and for new as well as existing customers. The volume of transactions in which our products were resold by strategic partners declined 16% while the average price of those transactions increased 38%. The volume of transactions entered into directly with end user customers (including those influenced, but not resold, by strategic partners) increased 44% while the average price of those transactions declined

11% principally due to the inclusion, in the first nine months of 2003, of three license transactions totaling 13% of our license revenue while the first nine months of 2004, in total, did not have a similar concentration of sales.

     During the first nine months of 2004, we have experienced longer sales cycles than we experienced in the same periods of the prior year. We attribute this trend to an economic environment in which companies are very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration needs appears to be increasing, causing customers to require more time to evaluate the various alternatives available to fulfill their requirements.

     Service revenue. Total service revenue for the quarter ended September 30, 2004 increased by $16.9 million, or 72%, to $40.4 million from $23.5 million for the quarter ended September 30, 2003. Total service revenue for the nine months ended September 30, 2004 increased by $58.4 million, or 100%, to $117.0 million from $58.6 million for the nine months ended September 30, 2003.

     Maintenance revenue increased by $11.1 million, or 86%, to $24.0 million in the third quarter of 2004 from $12.9 million in the third quarter of 2003. Maintenance revenue increased by $37.1 million, or 112%, to $70.1 million in the first nine months of 2004 from $33.0 million in the first nine months of 2003. The increase in maintenance revenue is attributable to the installed base of customers acquired from Mercator as well as the increase in our installed base of customers following the license growth experienced during 2003 and 2004.

     Consulting and education revenue increased by $5.8 million, or 55%, to $16.4 million in the third quarter of 2004 from $10.6 million in the same period of 2003. Consulting and education revenue increased by $21.3 million, or 83%, to $46.9 million in the first nine months of 2004 from $25.6 million in the same period of 2003. The increase in consulting and education revenue correlates to an increase in the volume and average size of consulting engagements worldwide following the growth of license revenue experienced during 2003 and the first nine months of 2004. We believe the growth of our professional services business reflects increased customer adoption of our products and expanded deployment of our offerings. Additionally, our consulting engagements have increasingly extended throughout enterprises rather than a single department or division within an enterprise.

     Total Revenue. For the three and nine months ended September 30, 2004 and 2003, no single customer accounted for greater than 10% of total revenue. Total revenue derived from our relationship with IBM has doubled in the third quarter of 2004 compared to the third quarter of 2003 and has increased approximately 50% in the nine months ended September 30, 2004 compared to the same period of 2003.

II. Costs and Expenses

     The following table and discussion compares the costs and expenses for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of licenses	$4.7	$3.9	$12.7	$10.8
Cost of services	17.6	10.3	50.0	26.4
Sales and marketing	27.8	19.5	80.5	53.1
Research and development	9.8	6.8	29.4	17.7
General and administrative	7.2	6.5	19.0	19.8
Merger, realignment and other charges	0.2	1.7	1.0	2.1
Write-off of acquired in-process research and development	—	2.0	—	2.0

Total costs and expenses	$67.3	$50.7	$192.6	$131.9

     Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized software development costs or acquired technology, (2) third-party royalties, and (3) distribution and manufacturing personnel costs.

     During the quarter ended September 30, 2004, cost of licenses increased $0.8 million, or 21%, to $4.7 million from $3.9 million in the same period of 2003. This increase was primarily the net result of two factors. First, amortization costs increased by $0.7 million due principally to $0.3 million of amortization expense associated with completed technology acquired through the Mercator acquisition and $0.4 million of increased amortization of capitalized development costs following the release of new products during 2004. We acquired $7.0 million of completed technology in connection with the Mercator acquisition in the third quarter of 2003 that is being amortized over five years and, accordingly, we began to recognize related amortization expense in September 2003. Future amortization costs may increase if we acquire new technology through strategic business combinations or technology purchases. Second, third-party royalty expenses increased by $0.1 million due principally to an increase in the number of transactions containing third-party products. This $0.1 million increase is net of a decline in amortization of prepaid license royalties that were fully amortized as of December 31, 2003.

     During the nine months ended September 30, 2004, cost of licenses increased $1.9 million, or 18%, to $12.7 million from $10.8 million in the same period of 2003. This increase is principally attributable to a $1.7 million increase in amortization costs consisting of $1.0 million due to the amortization of completed technology acquired through the Mercator acquisition and a $0.7 million increase in amortization of capitalized software development costs following the release of new products. There was also a $0.2 million increase in freight and other miscellaneous distribution costs.

     Cost of services. Cost of services consists of maintenance, consulting and education personnel expenses and third-party subcontracting costs. Cost of services for the three months ended September 30, 2004 increased 71%, or $7.3 million, to $17.6 million from $10.3 million in the same period of 2003. This net increase is a result of the impact of a combination of factors. We incurred $5.5 million in additional costs of consulting and education, principally relating to third party sub-contracting, costs associated with increased departmental headcount, travel costs and commissions associated with the generation of an additional $5.8 million in consulting and education revenue as compared to the third quarter of 2003. We also incurred $1.7 million in additional maintenance costs as compared to the third quarter of 2003. This increase in maintenance costs consists of $0.8 million of personnel-related costs following an increase in headcount from June 30, 2003 that was mostly related to the Mercator transaction, $0.6 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to certain products acquired from Mercator that were determined not to be strategic, and $0.3 million in amortization of customer relationships acquired through the Mercator acquisition. We valued customer relationships acquired from Mercator in the third quarter of 2003 at $7.0 million, which is being amortized over five years and, accordingly, we began to recognize the associated amortization expense in September 2003.

     Cost of services for the nine months ended September 30, 2004 increased 89%, or $23.6 million, to $50.0 million from $26.4 million in the same period of 2003. This net increase is a result of the impact of a combination of factors. We incurred $16.6 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $21.3 million in consulting and education revenue as compared to the first six months of 2003. We also incurred $7.1 million in additional maintenance costs associated with generating $37.1 million in additional maintenance revenue as compared to the first nine months of 2003. This increase in maintenance costs consists principally of $4.4 million of personnel related costs following a 114% increase in headcount from June 30, 2003, $1.8 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to certain products acquired from Mercator that were determined not to be strategic and $0.9 million in amortization of customer relationships acquired through the Mercator acquisition.

     The following table depicts services margins for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Maintenance margin	82%	80%	81%	81%
Consulting and training margin	19%	27%	21%	21%
Total service margin	56%	56%	57%	55%

     The total services margin remained flat at 56% for the quarter ended September 30, 2004 relative to the same period of 2003 and increased to 57% for the nine months ended September 30, 2004 from 55% during the same period in 2003. This improvement on a year to date basis is due to a larger proportion of higher margin maintenance revenue in relation to total service revenue as compared to the same period of the prior year. The improvement in maintenance margins for the quarter principally results from our ability to leverage the use of on-line technical support to service our increased maintenance base. On a year to date basis, the impact of these factors on the maintenance margin was offset by the impact of the incremental costs associated with the outsourcing of various functions and the amortization of Mercator customer relationships, as discussed above. The decline in consulting and education margins for the quarter ended September 30, 2004 as compared to the same quarter of the prior year is a result of an increased use of subcontracted resources to service consulting engagements at a higher cost than our internal resources.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the quarter ended September 30, 2004 increased 43%, or $8.3 million, to $27.8 million from $19.5 million for the same period of 2003. This increase is principally the result of a 42% increase in headcount from June 30, 2003 to September 30, 2004 resulting in increased personnel and related overhead costs.

The remaining increase is attributable to a $1.8 million increase in commissions, a $0.7 million increase in travel costs and a $1.2 million increase in the cost of subcontracted resources. Sales and marketing expenses for the nine months ended September 30, 2004 increased 52%, or $27.4 million, to $80.5 million from $53.1 million for the same period of 2003. This increase is also due to the increased headcount previously discussed as well as $3.0 million in additional commissions associated with increased revenue, $3.5 million of additional subcontracting costs, a $2.7 million increase in travel costs and $1.3 million of additional marketing program expenditures associated with new products and increased marketing activities. The increases for both the three and nine month periods were partially offset by a decline in Mercator sales and marketing transition costs of $0.7 million. Total selling and marketing headcount was 329 at September 30, 2004, including 91 quota carrying sales representatives. This compares to 65 quota carrying sales representatives as of June 30, 2003 prior to the Mercator acquisition which increased to 89 as of September 30, 2003, following the Mercator acquisition.

     Research and development expenses. Research and development expenses consist primarily of salaries, project consulting and related overhead costs for development of our products. During the third quarter of 2004, our research and development efforts were principally focused on enhancements to the Ascential Enterprise Integration Suite to enable increased levels of integration, performance and scalability as well as enhanced interoperability among our products. Research and development expenses for the quarter ended September 30, 2004 increased 44%, or $3.0 million, to $9.8 million from $6.8 million for the same quarter of 2003. Research and development expenses for the nine months ended September 30, 2004 increased 66%, or $11.7 million, to $29.4 million from $17.7 million for the first nine months of 2003. These increases are primarily the result of a 59% increase in research and development headcount from 154 at June 30, 2003 to 245 at September 30, 2004, resulting in increased salary, overhead and related costs. This increase in headcount relates primarily to Mercator research and development personnel who became Ascential Software employees in September 2003 following the acquisition. In addition, in the third quarter of 2004 as compared to the third quarter of 2003 there was a $1.4 million increase in consultant and subcontractor costs, including off-shore resources, and a $0.4 million increase in facilities and equipment costs resulting from the larger employee base and increased development activity. In the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, there was a $2.9 million increase in consultant and subcontractor costs, including off-shore resources, and a $1.4 million increase in facilities and equipment costs resulting from the larger employee base and increased development activity. These increases were offset by a reduction of $0.3 million in research and development transition costs related to the Mercator acquisition in the third quarter of 2003. In October 2004, we acquired the assets of iNuCom (India) Limited and its affiliate iNuCom.com, Inc. to create a facility dedicated primarily to research and development in Hyderabad, India for the purpose of reducing the costs associated with subcontracted offshore resources and maximizing the efficiency of research and development spending over the long term. Capitalization of software development costs during the third quarter and first nine months of 2004 related principally to the development of enhancements to the Ascential Enterprise Integration Suite and increased by approximately $0.6 million during the second quarter of 2004 and $1.2 million in the first nine months of 2004, respectively, as compared to the same periods in 2003 as a result of an increase in overall research and development spending and the nature and stage of development projects.

     General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the quarter ended September 30, 2004, general and administrative expenses increased 11%, or $0.7 million, to $7.2 million from $6.5 million for the third quarter of 2003. This increase is the net result of three principal factors. First, there was an increase in personnel and related overhead costs as a result of a 24% increase in headcount in general and administrative functions from June 30, 2003 to September 30, 2004 as well as an increase in the cost of subcontracted resources in order to scale our infrastructure to support our expanded operations and address new and enhanced regulatory requirements, including the Sarbanes-Oxley Act. Second, there was a decrease in the transition costs related to the wind down of our database business of $0.4 million. In the third quarter of 2004, transition activities netted to a credit of $0.2 million, including $0.3 million reversal of accruals for estimated database liabilities that were no longer required offset by $0.1 million of administrative and liquidation costs associated with the closure of subsidiaries. In the third quarter of 2003, transition costs totaled $0.2 million and consisted of $0.9 million of legal defense and dispute resolution costs and $0.6 million in administrative and liquidation costs related to the maintenance and closure of idle entities. These costs were offset by $1.3 million in reductions to expense related to the reversal of accruals for estimated database liabilities that were no longer required. Third, there was a decrease of $0.2 million in Mercator transition costs.

     During the nine months ended September 30, 2004, general and administrative expenses decreased 4% or $0.8 million, to $19.0 million from $19.8 million for the first nine months of 2003. This change is the net result of four principal factors. First, the transition costs related to the wind down of our database business decreased by $2.8 million. During the first nine months of 2004, the net impact of these transition activities was a net credit of $0.8 million for the resolution of disputes in connection with the historical database operations, a credit of $0.2 million for the reversal of accruals for estimated database liabilities that were no longer required and $0.3 million of administrative and liquidation costs associated with the closure of subsidiaries. During the first nine months of 2003, costs totaled $1.9 million and consisted of $2.4 million in legal costs related to disputes associated with the historical database operations, $0.8 million of administrative and liquidation costs associated with the closure of subsidiaries and $1.3 million of reductions to expense for the reversals of accruals for estimated database liabilities that were no longer required. Second, legal costs declined due principally to the inclusion, in the nine months ended September 30, 2003, of $1.1 million of costs associated with the settlement of a legal matter. Third, Mercator transition costs declined by $0.2 million. Fourth, these declines were offset by increased personnel and related overhead costs due to a 20% increase in headcount in general and administrative functions from June 30, 2003 to September 30, 2004 as well as an increase in the cost of subcontracted resources in order to scale our infrastructure to support our expanded operations and address new and enhanced regulatory requirements, including the Sarbanes-Oxley Act.

     Merger, realignment and other costs. During the quarter and the nine months ended September 30, 2004, we recorded merger realignment and other costs totaling $0.2 million and $1.0 million, respectively. The charges in all periods are for adjustments to facility reserves recorded in connection with the IBM Transaction. The adjustments reflect updated estimates of remaining obligations on vacated facilities, net of sublease income.

     During the quarter and nine months ended September 30, 2003, we recorded realignment charges totaling $1.7 million and $2.1 million, respectively. These charges consist of $1.1 million of severance to terminate 17 employees in connection with the consolidation of our offices following the Mercator acquisition and adjustments to facility reserves totaling $0.6 million and $1.0 million in the three and nine months periods, respectively, to reflect updated estimates of obligations on vacated facilities, net of anticipated sublease income.

III. Other Income (Expense)

     The following table and discussion compares other income for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income, net	$2.2	$2.7	$6.1	$8.8
Other income, net	0.2	0.6	0.6	0.7

     Interest income, net. Interest income for the three months ended September 30, 2004 decreased by $0.5 million, or 19%, from the same period of the prior year. Interest income for the nine months ended September 30, 2004 decreased by $2.7 million, or 31%, from the same period of the prior year. These decreases are principally attributable to an 18% decline in average cash balances from the periods ending September 30, 2003 to those ending September 30, 2004 mainly as a result of the use of cash paid to acquire Mercator and cash used to buy back shares of our common stock.

     Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2004 consists of approximately $0.2 million of foreign currency gains, principally related to the revaluation of forward foreign currency contracts. Other income, net, for the three months ended September 30, 2003 consisted of $0.8 million of realized gains on investments offset by $0.2 million of foreign currency losses. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations and continue to evaluate our subsidiary structure as deemed appropriate to match current business needs. As these subsidiaries are liquidated, the cumulative translation adjustment that has been recorded on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.

     Other income, net, for the nine months ended September 30, 2004 consists of approximately $0.6 million of realized gains on investments. Other income, net, for the nine months ended September 30, 2003 consisted of $1.5 million realized gains on investments offset by $0.8 million of foreign exchange losses.

IV. Income Taxes

     The following table and discussion compares the income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income before income taxes	$2.7	$(1.6)	$7.8	$(1.3)
Income tax expense	0.3	0.1	1.9	0.2
Effective tax rate	12%	6%	24%	15%

     For the three and nine months ended September 30, 2004, the effective tax rate was 12% and 24%, respectively. This rate is lower than the composite U.S. federal and state statutory rate as a result of income generated in jurisdictions with lower tax rates and utilization of net operating loss carry-forwards. In addition, in the quarter ended September 30, 2004 we filed our tax return for 2003 and the actual tax liability for 2003 was less than the amount we had previously estimated.

Liquidity and Capital Resources

     Our cash and cash equivalents (“Cash”) and short-term investments totaled $471.5 million at September 30, 2004 and consisted of $101.0 million in Cash and $370.6 million of short-term investments. At December 31, 2003, Cash and short-term investments totaled $516.2 million and consisted of $202.6 million in Cash and $313.7 million of short-term investments. The $44.7 million decrease in Cash and short-term investments for the nine months ended September 30, 2004 was primarily due to $31.6 million that was used to buy back shares of our common stock. Also, $13.7 million was used in operations, principally related to the payment of current liabilities and certain foreign taxes. The payment of current liabilities includes the use cash of approximately $13.7 million related to the payment of certain obligations, primarily for facilities, related to our merger and realignment activities. (See Note F of the Notes to condensed Consolidated Financial Statements). We also purchased $3.6 million of property and equipment and spent $6.7 million related to research and development projects that are capitalized. These uses of cash were partially offset by $6.8 million that was received in connection with the sale of the Key/Master data entry software product line (See Note I of the Notes to Condensed Consolidated Financial Statements) as well as $5.7 million in proceeds received from the issuance of common stock under our employee stock purchase plan and through the exercise of stock options.

     We plan to continue to invest in research and development activities as well as sales and marketing and product support to the extent required to continue to support our business and product roadmap. In October 2004, we acquired the assets of iNucom (India) Limited and its affiliate iNuCom.com, Inc. to create a facility dedicated primarily to research and development in Hyderabad, India for the purpose of reducing the costs associated with subcontracted offshore resources and maximizing the efficiency of research and development spending over the long term. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff. During the nine months ended September 30, 2004, we incurred capital expenditures of $3.6 million and capitalized software development costs totaling $6.7 million.

     On June 30, 2004, we entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of up to $10.0 million of trade accounts receivable. In the three and nine months ended September 30, 2004, we received approximately $4.7 and $7.7 million, respectively, for the sale of accounts receivable under this agreement, which positively impacted our days sales outstanding (DSO). This arrangement is a means of accelerating cash collections in a manner that we believe is more cost-effective than offering early payment discounts. Trade receivables that were sold during the first nine months of 2004, and not yet collected, amounted to $5.1 million and are excluded from our trade accounts receivable at September 30, 2004. The fees, losses and other amounts related to the Company’s sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.

     As of September 30, 2004 we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements for at least the next twelve months. We also believe we have enough Cash and short-term investments to continue to fund any repurchases of our common stock under the previously announced $350 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations in addition to current and future restructuring initiatives, if any. From the inception of the previously announced $350 million stock repurchase program through September 30, 2004, we have repurchased 17.0 million shares under the Program at a total cost of $248.8 million.

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

     Option Plans

     In February 1989, we adopted the 1989 Outside Directors Stock Option Plan (as amended and restated, the “1989 Plan”), whereby non-employee directors are automatically granted options to purchase 20,000 shares upon election to the Board of Directors and options to purchase 15,000 shares annually thereafter and upon re-election. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director of our company and are issued with an exercise price equal to fair market value of our common stock determined as of the date of grant. A total of 650,000 shares of common stock have been authorized for issuance under the 1989 Plan.

     In March 1994, we adopted the 1994 Stock Option and Award Plan (as amended and restated, the “1994 Plan”). Incentive stock options, nonqualified stock options, restricted shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Board or a committee made up solely of outside directors, and not less than two directors, administers the 1994 Plan. At present, the compensation committee of the Board of Directors administers and grants awards under the 1994 Plan, provided that during any fiscal year, no participant may receive stock options exercisable for more than 500,000 shares of common stock. No more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the Board of Directors or the compensation committee may grant options exercisable for up to 1,000,000 shares of common stock during any fiscal year in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, our Board of Directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. A total of 8,250,000 shares of common stock have been authorized for issuance under the 1994 Plan.

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

     In July 1998, we adopted the 1998 Non-Statutory Stock Option Plan (as amended and restated, the “1998 Plan”). Under the 1998 Plan, options and restricted shares can be granted to employees and consultants with terms designated by the Board of Directors or committee delegated such duties by the Board of Directors. Options are issued at fair market value and generally vest over a four year period with 25% of the option shares vesting after one year and the remaining 75% of the option shares vesting in monthly increments over the following three years. A total of 8,125,000 shares of common stock have been authorized for issuance under the 1998 Plan.

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

	Nine
	Months
	Ended
	September 30,
	2004	2003	2002
New grants during the period as a % of outstanding shares	7.7%	3.3%	4.1%
Grants to executive officers during the period as a % of total options granted	21.6%	0.0%	37.4%
Grants to executive officers during the period as a % of outstanding shares	1.7%	0.0%	1.5%
Cumulative options held by executive officers as a % of total options outstanding	27.6%	27.0%	34.3%

     General Option Information

     Following is a summary of activity for all stock option plans for the year ended December 31, 2003 and the nine months ended September 30, 2004:

		Number of
		Shares Underlying	Weighted -
	Shares Available	Outstanding	Average
	for Options	Options	Exercise Price
December 31, 2002	5,156,507	7,199,994	$17.48
Options assumed	—	1,832,760	23.34
Options granted	(1,963,943)	1,963,943	16.65
Options exercised	—	(2,054,193)	12.60
Options canceled	466,688	(645,109)	26.65
Additional Shares Reserved	5,500,000	—	—

December 31, 2003	9,159,252	8,297,395	$19.07
Options granted	(4,501,783)	4,501,783	22.07
Options exercised	—	(347,930)	9.96
Options canceled	620,983	(830,152)	31.49

September 30, 2004	5,278,452	11,621,096	$19.62

     In-the-Money and Out-of – the-Money Option Information as of September 30, 2004

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
As of September 30, 2004	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
In-the-Money (1)	1,484,756	$10.15	1,384,476	$10.43	2,869,232	$10.29
Out-of-the-Money (1)	3,249,635	$24.72	5,502,229	$21.47	8,751,864	$22.68

Total Options Outstanding	4,734,391	$20.15	6,886,705	$19.25	11,621,096	$19.62

(1)	In-the-Money options are those options with an exercise price less than the closing price of $13.47 as of September 30, 2004. Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $13.47 as of September 30, 2004.

     Option Grants During the Nine Months Ended September 30, 2004

     The following table provides information relating to stock options awarded to each of our executive officers during the nine months ended September 30, 2004.

	Individual Grants				Potential Realizable Values at Assumed Annual Rates of Stock
					Price Appreciation
	Number of	Percent of Total Options			for Option Term
	Securities	Granted to
	Underlying Options	Employees in	Exercise Price
Name	Granted	2004 YTD	Per Share	Expiration Date	5%	10%
Peter Gyenes	400,000	8.9%	$27.10	1/9/2014	$6,817,218	$17,276,168
Peter Fiore	240,000	5.3%	$27.10	1/9/2014	$4,090,331	$10,365,701
Robert C. McBride	150,000	3.3%	$27.10	1/9/2014	$2,556,457	$6,478,563
Scott N. Semel	180,000	4.0%	$27.10	1/9/2014	$3,067,748	$7,774,276

     The following table sets forth certain information regarding the exercise of stock options by our executive officers during the quarter ended September 30, 2004 and stock options held as of September 30, 2004 by our executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			September 30, 2004		September 30, 2004 (1)
	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Gyenes	—	—	1,025,741	707,295	$947,049	$1,006,211
Peter Fiore	—	—	475,184	371,252	$329,709	$282,502
Robert C. McBride	—	—	115,884	221,616	$124,944	$140,181
Scott N. Semel	—	—	47,263	242,112	$129,892	$176,451

(1)	Based on the closing sales price of $13.47 of the underlying securities as of September 30, 2004, as reported on the NASDAQ National Market, minus the exercise price.

Equity Compensation Plan Information

     The following table provides information about common stock authorized for issuance under our equity compensation plans as of September 30, 2004:

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be	Weighted	under equity
	issued upon	average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(1)	and rights	(a))(2)
Equity compensation plans approved by security holders	4,405,801	$22.04	3,838,389 (3)
Equity compensation plans not approved by security holders	5,598,253	$16.67	2,657,719

Total	10,004,054	$19.04	6,496,108

(1)	This table excludes an aggregate of 1,617,042 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $23.24.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2004, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 1,217,656 shares issuable under our 1997 Employee Stock Purchase Plan as of September 30, 2004.

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

     We compete in the enterprise software market as a provider of complete end-to-end data integration functionality, including automated data profiling, data quality management and cleansing, and data extraction, transformation and loading (ETL). We currently face intense competition from a number of sources, including several large vendors who develop and market applications, development tools, decision support products, consulting services and/or complete database-driven solutions. Principal competitors relative to our Ascential DataStage ETL offering include other vendors that offer ETL functionality such as Informatica, SAS, Business Objects, Oracle and Cognos. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities, and potential customers’ own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Avellino and Evoke, among others. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One (a subsidiary of Pitney Bowes) and Trillium (a division of Harte-Hanks), among others. On occasion we also compete with combinations of vendors, as they seek to match the scope of the Ascential Enterprise Integration Suite. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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

     On November 28, 2001 we completed the acquisition of Torrent, on April 3, 2002 we completed the acquisition of Vality, and on September 12, 2003 we completed the acquisition of Mercator. In addition, we acquired certain technology from Metagenix Inc. on March 31, 2002, and on October 1, 2004, we acquired the assets of iNuCom (India) Limited and its affiliate iNuCom.com, Inc. We consummated each transaction with the expectation that it would result in mutual benefits including, among other things, expanded and complementary product offerings, increased market opportunity, new technology and the addition of strategic personnel. Our business strategy contemplates the possibility of future acquisitions of complementary companies or technologies. Any potential acquisition may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. In addition, if we were to make a cash acquisition of substantial scale, it could reduce our cash reserves and affect our liquidity and capital resources.

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we and/or our independent auditors may not be able to conclude at each fiscal year-end that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, we may incur increased costs in order to address the requirements of Section 404 and other provisions of the Sarbanes-Oxley Act, as well as other newly proposed or enacted rules of the Securities and Exchange Commission and the Nasdaq stock market. The extent and timing of incurrence of any such costs is difficult to predict. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we and/or our independent auditors cannot attest that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could significantly decline.

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

     Certain of our technical and product development initiatives are conducted using offshore consultants in India, Sri Lanka, and elsewhere, and using employees in India. We currently plan to increase the proportion of development performed offshore in order to take advantage of cost efficiencies and a broader talent pool. However, we may not achieve significant cost savings or other benefits that we anticipate from this program and we may not be able to locate sufficient overseas staff with appropriate skill sets to meet our evolving needs. We have a heightened risk of exposure to changes in the economic, security and political conditions of India and other regions. Economic and political instability, military actions, and other unforeseen occurrences overseas could impair our ability to develop and introduce new software applications and functionality in a timely manner. Moreover, legislation may be adopted at the federal, state, or local level within the United States or elsewhere restricting acquisition of products or services with a significant offshore component, or customers may individually adopt policies favoring technology developed using local labor forces. In such cases, our competitive positioning may be impaired. Further risks include:

•	difficulties in managing, operating, and staffing offshore operations;

•	difficulties in obtaining or maintaining regulatory approvals or complying with foreign laws;

•	reduced or less certain protection for intellectual property rights;

•	differing technological advances, preferences or requirements;

•	trade restrictions; and

•	foreign currency fluctuations.

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

     International sales represent approximately 48% of our total revenue for the nine months ended September 30, 2004. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

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

Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

     The software industry is characterized by an increasing prevalence of patents and litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may issue in the future, or other intellectual property rights of third parties. From time to time we may face assertions by third parties that our products or technology infringe their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products is found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. There are no assurances that any efforts to re-engineer our products or obtain licenses on commercially reasonable terms would be successful and, if not, such circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

     We are party to real estate leases worldwide for a total of approximately 471,000 square feet. At September 30, 2004, we actively utilized approximately 53% of this space, or 251,000 square feet. We retain unoccupied space as a result of the IBM Transaction and the Mercator acquisition. At September 30, 2004 approximately 47%, or 220,000 square feet is currently unoccupied. Approximately 29% or 63,000 square feet of this unoccupied space is sublet to a third party.

     At September 30, 2004, we had a restructuring reserve of $33.5 million associated with these leases comprised of $31.2 million for lease obligations and $2.3 million for restoration costs related to the disposition of this space as of September 30, 2004. In establishing this reserve, we assumed that we will be able to sublet the available space and receive approximately $24.5 million of sublease income relating to this space, $4.1 million for properties already sublet and $20.5 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $19.5 million resulting from additional restructuring costs.

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

Item 4. Controls and Procedures.

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     The following table summarizes our share repurchase activity in the quarter ended September 30, 2004 (in thousands):

				(d) Maximum Number (or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
	(1)	Paid per Share	Programs	Programs
July 1-July 31	—	—	—	$101,207
August 1 — August 31	—	—	—	$101,207
September 1 — September 30	—	—	—	$101,207
Total	—	—	—	$101,207

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

Item 6. Exhibits

Exhibits
10.1(1)	Form of Stock Option Agreement pursuant to Second Restated 1994 Stock Option and Award Plan

10.2(1)	Form of Nonqualified Stock Option Agreement pursuant to Second Restated 1989 Outside Directors Stock Option Plan

10.3(1)	Form of Stock Option Agreement pursuant to Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 9, 2004
ASCENTIAL SOFTWARE CORPORATION
	By:	/s/ Robert C. McBride Robert C. McBride Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); Duly Authorized Officer

Index to Exhibits

10.1(1)	Form of Stock Option Agreement pursuant to Second Restated 1994 Stock Option and Award Plan

10.2(1)	Form of Nonqualified Stock Option Agreement pursuant to Second Restated 1989 Outside Directors Stock Option Plan

10.3(1)	Form of Stock Option Agreement pursuant to Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed herewith.