Form 10-K
period 2004-12-31
ASCENTIAL SOFTWARE CORP
filed 2005-03-16
CIK 799089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 based on the closing sales price of the Company’s common stock, as reported on The NASDAQ Stock Market, was $934.7 million. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose.
      As of February 28, 2005, the registrant had 59,652,713 shares of Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders for the fiscal year ended December 31, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

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
Business Overview
      Overview. Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation (“the Company”,“we”, “our”, “Ascential”) is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable execution engine, is the industry’s only single vendor solution to address the full range of enterprise data integration needs, turning data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better-informed business decisions and drive their strategic application initiatives.
      We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two reportable operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business assets, including the name “Informix”, to International Business Machines (“IBM”) for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note 14 to the Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. Since that time, our sole reportable operating segment has been our Ascential Software business.
      We derive our revenue from sales of product licenses, related support and professional services. Revenue for 2004, 2003 and 2002 attributable to all operations was $271.9 million, $185.6 million and $113.0 million, respectively. Net income was $15.0 million in 2004 and $15.8 million in 2003. Net loss was $63.6 million in 2002. Total assets were $935.1 million and $966.1 million in 2004 and 2003, respectively. Our software products are most frequently licensed to customers on a perpetual basis, accompanied by annual maintenance. Professional services are generally rendered either on a time and materials basis, or for a fixed fee.
      Industry Background. Data integration is the means by which organizations understand the data scattered throughout or external to their organization, access it and deliver it, adapted for its intended use, to enterprise applications and data warehouses. Historically, many organizations accomplished this through internal hand-coded programs that would extract data from one or more sources and deliver it to a target system. By the mid-1990s, certain companies, including Ascential, began developing packaged applications that would efficiently accomplish this basic extract, transform and load, or “ETL”, function. By accessing data from various disparate sources, and preparing and delivering it to the applications that require it, business users can leverage those applications to make mission-critical decisions.
      Data integration requirements have evolved from earlier ETL functionality to encompass additional functionality, such as expanded connectivity, data profiling, data quality enhancement, bi-directional meta data (data about data) management, data transformation and routing and highly scalable parallel processing technology. We believe that some key factors and trends driving demand for packaged data integration solutions include the following:

•	Substantial investments in enterprise applications often fail to realize expected returns on investment due to inadequately addressed data issues.

•	Rapidly expanding data volumes and increasing data complexity are straining the ability of in-house coding to satisfy demand.

•	“Real time” functionality is becoming a much more prevalent requirement, which in-house coding and most ETL tools may be less well-equipped to address.

•	Many in-house programming organizations do not have adequate expertise or resources to devote to the creation and maintenance of additional functionality such as data profiling, data quality enhancement, bi-directional meta data management and highly-scalable parallel processing technology.
      Solution. Our products for automated data profiling, data quality management and cleansing, and data transformation address the needs of organizations that have invested in enterprise applications such as customer relationship management (“CRM”), enterprise resource planning (“ERP”), supply chain management (“SCM”), analytic applications, transactional environments, or data stores such as data warehouses and data marts.
      We have combined the functionality of all of our core integration services onto a single enterprise data integration platform that provides end-to-end meta data management. Our integration platform provides definition and history of the data used to drive strategic enterprise applications. It also provides connectivity between virtually any standard data source and target application, and virtually unlimited scalability and performance through our parallel processing engine. This complete offering is called the Ascential Enterprise Integration Suite.
      We also offer a full range of consulting, educational and support services to assist our clients through all phases of a project. Based on demonstrated methodologies, these services represent years of accumulated capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.
      We support more than 3,000 customers in such industries as financial services and banking, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government, in all major markets around the world. One of our resellers, IBM, accounted for 11% of our revenues in 2002. In 2004 and 2003, no single customer accounted for more than 10% of our revenue. Termination of our relationship with IBM, if it were to occur, could have a negative impact on our financial results if the revenue were not replaced.
      Products. Our products, as described below, are designed to operate as part of the Ascential Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate, misdirected, or redundant data; and data transformation to obtain data from a source, format it as required for its intended purpose, and deliver it to a specified target system. Our products are supported by a comprehensive platform of integration services that delivers end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability through use of parallel execution technology. These applications may be deployed in any configuration to support event driven or scheduled processing, or deployed as enterprise web services that are invoked on demand by a service-oriented application. This combination of integration products built on a platform of integration services forms the Ascential Enterprise Integration Suite.
      The Ascential Enterprise Integration Suite is a complete and scalable data integration solution that delivers comprehensive data profiling, data quality, and data transformation capabilities. Built on a platform of common services for meta data management and parallel processing, the Ascential Enterprise Integration Suite supports discovery of the data contained within corporate data sources, standardization and cleansing of this data, matching and merging records across sources, and transformation of the data, regardless of its complexity. It provides these services for transactional, operational and analytical data, and supports integration on demand in a service-oriented architecture. The Ascential Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. We believe our customers benefit from the ability to deploy the complete Ascential Enterprise Integration Suite to address the entire enterprise data integration life cycle, or use individual integration products and add other components as needed. This approach allows customers to achieve complete integration through application of the entire Ascential Enterprise Integration Suite, or to realize targeted benefits through application of one or more components of the Ascential Enterprise Integration Suite, with the ability to later add the other components to create a single, integrated solution.

Ascential ProfileStage — Source System Discovery
      Our Ascential ProfileStage product, acquired originally from Metagenix, Inc. (“Metagenix”) on March 31, 2002, and significantly enhanced in two subsequent new releases, is the core data profiling product in the Ascential Enterprise Integration Suite. Ascential ProfileStage automates the critical and fundamental task of data source analysis; expediting comprehensive data analysis, reducing the time-to-market, and reducing overall costs and resources for critical data integration projects. Ascential ProfileStage profiles source data by analyzing the values within and across columns, and provides target database recommendations, such as primary keys, foreign keys, and table normalizations. Armed with this information, Ascential ProfileStage builds a model of the data to facilitate the source-to-target mapping and automatically generates data integration jobs.

Ascential QualityStage — Data Preparation and Cleansing
      Our Ascential QualityStage product, acquired through the acquisition of Vality Technology Incorporated (“Vality”) on April 3, 2002, is the core data quality component of Ascential Enterprise Integration Suite. Ascential QualityStage is designed to ensure that strategic systems deliver accurate, complete information to business users seeking a single view of customers, suppliers, and products from across their enterprise. Through a user-friendly graphical interface, Ascential QualityStage provides quality control mechanisms over structured data elements — international names and addresses, phone numbers, birth dates, part numbers and descriptions, suppliers, email addresses and other data — and seeks to determine relationships among them. Based on rigorous statistical principles, Ascential QualityStage’s probabilistic matching capabilities are designed to detect duplications (despite anomalous, inconsistent, and missing data values) and reconcile, isolate, or discard records as appropriate. Ascential QualityStage provides a complete solution for organizations to re-engineer their data into high quality enterprise information. Ascential QualityStage automates the process of cleansing, standardizing, matching and surviving data through both batch and real-time processes on a variety of conventional computing platforms. Ascential QualityStage promotes high quality, accurate data and consistent identification of core business entities such as customer, location and product throughout the enterprise.

Ascential DataStage — Data Transformation and Integration
      Ascential DataStage, our data transformation and integration solutions family, is designed to integrate enterprise information across various sources and targets within specified timeframes. Ascential DataStage features a powerful architecture designed to provide developers with increased speed and flexibility in building, deploying and managing their data integration infrastructure across analytical, operational and transactional environments. With features such as a graphical user interface driven “work as you think” design metaphor, a library of over 300 pre-built transformations, support for job reuse, versioning and sharing, and event-based job scheduling, Ascential DataStage is designed to enable companies to minimize internal resources allocated to development of integration jobs. Additionally, Ascential DataStage incorporates Packaged Application Connectivity Kits (“PACKs”) for many widely recognized enterprise applications, including SAP, Siebel, Oracle and PeopleSoft.
      Ascential DataStage TX, acquired through the acquisition of Mercator Software, Inc. (“Mercator”) on September 12, 2003, extends the transformation capabilities of the Ascential Enterprise Integration Suite to

support event driven, parsing, validation and transformation of complex, hierarchical data formats. This functionality is essential in many industries that rely on specific document formats to conduct business with customers, financial institutions and partners. Ascential DataStage TX is a powerful, transaction-oriented data integration solution that automates the transformation of high-volume, complex transactions without the need for hand coding. It supports EDI, XML, SWIFT, HIPAA, and other standards-based B2B integration, as well as the real-time integration of data from multiple applications, databases, messaging middleware, and communications technologies across an enterprise.
      The configuration options of the products within the Ascential Enterprise Integration Suite enable customers to purchase the functionality they need on a project basis, or deploy the Ascential Enterprise Integration Suite as an enterprise standard, scalable to meet the largest data integration requirement. The Ascential Enterprise Integration Suite and its component products are also available in enterprise editions. In an enterprise edition, our patented parallel processing technology automatically reconfigures the relevant product set to take advantage of complex symmetric multiprocessing or massively parallel multiprocessing CPU configurations in order to significantly increase throughput.
      Ascential SOA Editions are service-oriented architecture (SOA)-enabling components of the Ascential Enterprise Integration Suite, responsible for brokering the benefits of Ascential DataStage, Ascential DataStage TX, and Ascential QualityStage capabilities across a continuum of time constraints, application suites, interface protocols and integration technologies across an enterprise. With the benefits of shorter development cycles, lower costs and greater repeatability, the Ascential Enterprise Integration Suite becomes an SOA-enabled data integration service where the same data transformation rules can be applied consistently across analytical, application, portal and business process integration environments. As part of a strategic Data Governance initiative, Ascential SOA Editions enable companies to set thresholds for the required level of data synchronization and data quality performance.
      Services. We believe that a highly skilled customer service organization is a key driver to our success in the enterprise data integration software market. While services are not necessary for customers to benefit from our software products, our professional services consultants offer customers the ability to implement their integration projects faster and can often structure implementations to optimize user-defined objectives. In addition to professional service consulting fees, services revenues consist primarily of software maintenance and support fees and customer education fees.
      We maintain both field-based and centralized corporate technical personnel to provide a comprehensive range of assistance to customers and resellers. Services include post-sales technical support, consulting, and product education. Consultants and educators provide services to customers to assist in their use of our products and their design and development of applications that utilize our products.

• Customer Care
      We provide customer service via telephone, e-mail exchange and web site access. All of our customers on active maintenance have access to customer service resources, delivered by service professionals focused on resolution of customer issues. We are committed to providing reliable technical support wherever and whenever our clients need it. Customer Care assists in problem identification, verification and resolution. We also provide access to an expanding Knowledge Database of known issues and solutions that assists our customers to quickly find and resolve any common issues. We electronically track and escalate support requests through our worldwide Case Tracking System.

• Consulting Services
      We offer a variety of consulting services to our customers directly and through third-party systems integrators. Consulting services include implementation assistance, project planning and deployment, optimization services and mentoring. Our Advanced Consulting Group is focused on assisting customers in implementing new technologies and enterprise-wide solutions. We complement our professional service offerings by working with leading international and regional third-party consulting and systems integration firms to provide customers with a wide range of service options.

• Customer Education and Training
      We offer comprehensive education and training courses that provide a broad selection of classroom, computer-based certification, and custom education offerings intended to assist customers and resellers to optimally deploy and use our products using best practices. Training is also available to value-added resellers, systems integrators and embedded resellers.
      Strategy. Our business objective is to continually expand our leadership position in delivering enterprise data integration software solutions to the Global 2000 and other large organizations. Key elements of our strategy to achieve this business objective are as follows:

•	We have methodically executed our plan to build the industry’s broadest and most scalable enterprise data integration platform. That plan included the expansion of our original ETL product offering through internal development and through external acquisitions to encompass broader connectivity, expanded support of industry standards such as web services, data profiling, data quality, rich meta data management and parallel processing technology. We currently offer end-to-end data integration functionality from a single vendor, which we believe is unique in the industry and may provide us with meaningful competitive differentiation.

•	We have expanded our strategic alliances with IBM, SAP, business intelligence vendors and systems integrators, among others, to broaden our market reach. We also entered into new strategic OEM and reseller agreements with other application vendors, including Ariba, PeopleSoft, Sybase and Teradata. In 2004, the amount of our license revenue sold through partner relationships increased by approximately 9%, and represents approximately 33% of license revenue in 2004, compared to 36% in 2003. In addition, many of the sales made by our direct sales organization are positively influenced by our strategic partner relationships. As a result, we believe that in the aggregate, a majority of revenue from our license sales is influenced or generated directly by partners.

•	Our marketing and sales organizations seek to increase our visibility and brand awareness through an array of initiatives, including expanding our Customer Advisory Board, conducting our annual Ascential World global user conference, conducting proactive public relations activities, participating in major industry and partner events, actively maintaining industry analyst relations, conducting web-based seminars and direct email campaigns, communicating through our website and continual direct sales and account management contact with customers and prospects. In addition, we actively participate in several industry standards organizations such as OASIS, ACORD, SWIFT and WS-I.

•	We have dedicated substantial financial resources to broadening and deepening our enterprise data integration platform and promoting the benefits of its use, and our plan is to continue to utilize our resources in the future to continue building out a platform that can deliver a highly differentiated enterprise data integration capability.
Sales and Marketing
      We distribute products through four main channels: direct sales end-user licensing, value-added resellers, systems integrators and embedded resellers. We also regularly receive customer referrals from enterprise application and business intelligence vendors whose customers can benefit from the data integration functionality of our products. We use a multiple channel distribution strategy to maintain broad market coverage and competitiveness. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum of channel conflict and are focused on maximizing our market reach and meeting evolving customer purchasing requirements. The principal geographic markets for our products are North America, Europe and the Asia/ Pacific region. Our revenues for 2004, 2003 and 2002 attributable to operations within the United States were $127.9 million, $99.8 million and $60.8 million, or 47%, 54% and 54% of total revenues, respectively, while revenues attributable to international operations during the same periods were $144.0 million, $85.8 million and $52.2 million, or 53%, 46% and 46% of total revenues, respectively. See Note 9 to the Consolidated Financial Statements for summary information regarding revenues derived from our geographic regions. See also “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Factors That May Affect Future Results” regarding risks related to our foreign operations.
      Historically, our sales patterns have demonstrated seasonality over the course of the year. Typically, the first quarter is weaker because many customers have just completed their fourth quarter and expended their budget allocations for the prior year. The second quarter generally shows increases in spending over the first quarter. The third quarter tends to be weaker than the second quarter due to extensive vacation and holiday schedules, primarily in Europe, which slows software spending decision cycles. The fourth quarter has historically been the strongest revenue generating quarter of the year, as customers typically complete their capital spending for the year. Although these patterns have been prevalent in the past, there is no guarantee that these trends will continue, or that they will persist despite factors that affect the economy or IT investment by companies domestically and abroad. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”.
      In support of our sales efforts, we conduct comprehensive integrated marketing programs, which include a variety of marketing activities such as telemarketing, direct mail, e-mail campaigns, local events, public relations activities, seminars, tradeshows and ongoing customer communications programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal or request for information from a prospective customer, followed by a qualification of the lead, analysis of the customer’s needs, response to the request for proposal or request for information (if solicited by the customer), one or more presentations to the customer, proof of concept (if required), customer internal approval activities, contract negotiation and shipment to the customer. While the sales cycle can vary considerably from customer to customer, the typical sales cycle has in recent years ranged from approximately three to twelve months.
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
Long-lived assets
      We have recorded tangible long-lived assets, primarily property and equipment, software development costs, goodwill, and intangible assets. The total value of these tangible long-lived assets was $23.9 million and $24.1 million at December 31, 2004 and 2003, respectively. In the United States, the value of these tangible long-lived assets was $20.6 million and $21.0 million at December 31, 2004 and 2003, respectively. The value of these tangible long-lived assets attributable to international operations was $3.3 million and $3.1 million at December 31, 2004 and 2003, respectively.
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

Value-Added Reseller, Systems Integrators and OEM Licensing
      We license products to value-added resellers, such as IBM, who in turn distribute our products as part of their total solutions. A typical reseller sells our products to handle the integration of data into or from their applications (such as a data management solution or an analytic application for risk management). We also work with many business intelligence and applications vendors whose customers require the capabilities of our product. These vendors usually do not resell our products to their customers directly, but rather refer these customers to us in exchange for a referral fee. We provide specialized programs to support our reseller distribution channel. Under these programs, we have provided a combination of marketing development services, consulting and technical marketing support and discounts. Systems integrators typically do not distribute our software. In most cases they include us, on a referral basis, in a project in which one or more elements of our integration suite is required in order to fulfill their clients’ needs. We also conduct business through original equipment manufacturers (OEMs) who incorporate our technology as components of their offerings, but the amount of revenue from this source is not currently significant.

Maintenance and Support
      We offer our customers a variety of options with respect to software maintenance and upgrade support. Enhanced enterprise support offerings are also available for customers seeking additional services and support. We currently have four progressive levels of maintenance offerings ranging from web-based e.Support to Premier (8:00 am - 5:00 pm local) to Premier Anytime (24 × 7) to Enterprise Support, which incorporates service level agreements. We also provide an e-Learning facility as a key component of our Premier, Premier Anytime and Enterprise Support offerings.
Competition
      The enterprise integration software market is extremely competitive and subject to rapid technological change with frequent new product introductions and enhancements. Our primary competitors in the market include in-house hand-coded solutions, vendors that develop and market certain aspects of the data integration requirement such as Informatica and Pervasive Software and certain business intelligence vendors who have embedded limited data transformation and loading capabilities into their offerings such as SAS (DataFlux) and Business Objects. Other vendors that offer ETL functionality include, among others, Microsoft and Oracle. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities such as SAP, and companies’ own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Trillium, which was purchased by Harte-Hanks, CSI, which recently purchased Evoke, and SAS, which has built profiling capabilities around their DataFlux product line, among others. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One, SAS DataFlux and Trillium, among others. We believe that there is no single competitor that competes across the full range of our enterprise data integration platform at present. We believe that we are a strong competitor in the market with each of our data integration component products, and a recognized leader in providing end-to-end enterprise data integration.
      Competitors in the enterprise data integration market compete primarily on the basis of product performance, scalability and other capabilities, but also on technical product support, professional services and price. We believe that the following factors influence our competitive position in the market:

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
Product Development
      Major product releases resulting from research and development projects in 2004 included the Ascential Enterprise Integration Suite 7.5, the most advanced and innovative version of our flagship enterprise integration solution. This next generation technology extends the reach of our powerful data profiling, data quality, data transformation, parallel processing, meta data and connectivity solutions by enabling the seamless interoperability of our data integration solutions within an enterprise’s service oriented architecture (SOA).
      Our current product development efforts are focused on:

•	Further evolving and enhancing the capabilities of our product set to support existing and emerging standards, including XML, JMS and Web Services.

•	Exceptional performance and scalability capabilities that extend the reach of our solutions for high performance grid architectures and advanced 64-bit operating platforms.

•	Seamless and scalable advanced native connectivity across new versions of enterprise applications, relational database systems, enterprise service buses, messaging systems and mainframe source systems.

•	Enhancing the “out of box” experience for our customers and innovating in the development of next generation user interfaces for our products that are designed for an engaging, efficient, and productive user experience.

•	Advancing and extending the capabilities of our core service-oriented, highly modernized internal architecture.

•	Significantly expanding and extending the capabilities of our core meta data infrastructure.

•	User-oriented functional and feature enhancements of our data profiling, data quality, data transformation, meta data and connectivity capabilities.
      There can be no assurances that our product development efforts will yield the anticipated results. In addition, we intend to adapt to the changing needs of the market in which we operate and, accordingly, any of the product development efforts described above may be terminated or delayed.
Research and Development Expenditures
      Our research and development expenditures for 2004, 2003 and 2002 were $39.3 million, $27.5 million and $24.0 million, respectively, representing approximately 14%, 15% and 21%, respectively, of net revenues for these periods. These expenditures are net of $9.6 million, $7.8 million and $11.0 million of development costs that were capitalized in 2004, 2003 and 2002, respectively. Amounts spent on research and development during 2002 included expenditures attributable to product development activities relating to our content management product line which was terminated in the second quarter of 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Costs and Expenses.”
Intellectual Property
      Certain aspects of our internal operations, products, and documentation are considered proprietary, and we rely primarily on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. However, we cannot ensure that these measures will provide enforceable legal remedies or a meaningful competitive advantage. We also rely on contractual restrictions in agreements with customers, employees and others to protect our intellectual property rights. However, we cannot ensure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known.
      We currently hold 11 United States patents and a number of pending and granted foreign counterparts. We also have a number of pending U.S. patent applications, and may continue to file patent applications in the future. We cannot ensure that any of these applications will mature into patent rights or that, if issued, such patents will provide any meaningful competitive advantage. We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the expertise, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are critical to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.
      Our products are typically licensed to end-users on a “right-to-use” basis pursuant to a license that restricts the use of the products for the customer’s internal business purposes. In some regions of the world, we also rely on “click wrap” licenses, which include a notice informing the end-user that, by installing the product, the end-user agrees to be bound by the license agreement displayed on the customer’s computer screen. Despite such precautions, it may be possible for unauthorized third parties to copy aspects of, or the whole of, current or future products or to obtain and use information regarded as proprietary. In particular, we have licensed the source code of our products to certain customers for restricted uses under certain circumstances. We have also entered into source code escrow agreements with certain customers that generally require the release of our source code to the customer in the event of our bankruptcy, insolvency, or discontinuation of our business or support of a product line, in each case where support and maintenance of the product line is not assumed by a third party. The source code for our products is protected both as a trade secret and as a copyrighted work. We cannot ensure that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology or to technology that we may acquire or develop in the future.
      We believe that our business as we currently conduct it does not infringe the proprietary rights of third parties. However, third parties may from time to time assert infringement claims against us that could require us to enter into royalty arrangements, result in costly and time consuming litigation, or require us to cease offering one or more of our products or services.
Employees
      As of December 31, 2004, we employed 970 employees, including 236 in services, 310 in sales and marketing, 291 in research and development and 133 in general and administrative functions. Of these employees, 633 were located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of our international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.
Executive Officers
      The following table sets forth certain information concerning our executive officers as of December 31, 2004:

Name	Age	Position

Peter Gyenes	59	Chief Executive Officer and Chairman of the Board
Peter Fiore	47	President
Robert McBride	60	Vice President and Chief Financial Officer
Scott Semel	48	Vice President, Legal, General Counsel and Secretary

      Peter Gyenes has served as the Chairman and Chief Executive Officer of Ascential since July 2000. Mr. Gyenes has more than 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to our acquisition of Ardent Software, Inc. in March 2000, he was chairman, president and Chief Executive Officer of Ardent, which he joined in May 1996. Before joining Ardent, he was president and Chief Executive Officer of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation (now, part of EMC Corporation). Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. He serves on the boards of Applix Computer Systems, ViryaNet Ltd. and the Massachusetts Software Council. Mr. Gyenes received a Bachelor of Arts degree in Mathematics and a Masters of Business Administration degree from Columbia University.
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
      Robert McBride has served as the Vice President and Chief Financial Officer of Ascential since June 2001. Mr. McBride directs our financial, operational and administrative business functions. He brings more than 30 years of financial and administrative experience at Fortune 500 information systems companies to our company. During a 17-year tenure at Data General Corporation (now part of EMC Corporation), spanning from September 1983 to January 2000, Mr. McBride served as vice president, chief administrative officer, corporate controller and corporate treasurer, among other senior financial management positions. He also held a variety of senior management positions in the Information Systems and Finance areas of Burroughs Corporation and prior to that served as an Infantry Officer in the U.S. Army. Mr. McBride received a Master’s Degree in Business Administration from Washington University and a Bachelor’s Degree in Economics from Ohio Wesleyan University.
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
Access to SEC Filings
      Our SEC filings are available through the SEC web site at http://www.sec.gov, or through our website at http://www.ascential.com in the Investors section under SEC Filings. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our Internet web site as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2.	Properties
      Our corporate headquarters is situated in a 93,000 square foot facility in Westborough, Massachusetts. This facility contains a significant portion of our marketing, finance, sales and administration functions and a significant portion of our customer service, manufacturing and research and development operations. The lease for the Westborough facility expires on December 31, 2008. In addition, significant parts of our research and development organizations are housed in facilities in Los Gatos, California (7,000 square feet), Milton

Keynes, United Kingdom (7,000 square feet) and Boca Raton, Florida (24,000 square feet) and Hyderabad, India (28,000). These buildings are under lease until March 2007, September 2007, January 2006 and March 2008 respectively. We also lease office space, principally for sales and support offices, in a number of facilities in the United States, Canada and outside North America. As of December 31, 2004, we controlled a total of approximately 498,000 square feet of office space and/or research and development space for all our facilities worldwide.
      Approximately 56% of our leased facility square footage is actively being utilized, 32% of the square footage has been vacated and the remaining 12% of the square footage is being sublet. Of all of our leased property, approximately 65% is located in North America (United States and Canada), 33% is located in Europe and the remaining 2% is located in the Asia/Pacific region. Ascential maintains major sales and service offices in Paris, France (21,000 square feet), which is under lease until March 2008, Bedfont Lakes, England (19,000 square feet), which is under lease until September 2008, and Sydney, Australia (3,000 square feet), which is under lease until March 2008.
      We believe that our existing facilities are generally adequate to meet our business needs through the next twelve months although growth of our business could create the need for additional space. We have approximately 157,000 square feet of vacant space that we are seeking to sublease to third parties or surrender to landlords. We believe that we have adequately provided for the lease obligations in excess of expected sublease income related to these vacant facilities.

Item 3.	Legal Proceedings
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
      The Company was also joined as a party in an action in China filed against Unidata, its former distributor and a customer, by the same plaintiff who filed the U.S. actions against Unidata and a related company. This action, filed in the Guangdong Provincial People’s Superior Court in China, arose out of the same facts at issue in the U.S. actions. The Company entered into a settlement agreement with the plaintiff pursuant to which, among other things, as each of the actions was dismissed, the underlying license terminated, certain intellectual property rights were assigned to the Company by the plaintiff, and the Company was obligated to pay into escrow, and then have released from escrow to the plaintiff, certain amounts totaling approximately $16.0 million to settle all claims in all pending litigation, with the exception of potential claims for indemnity between the Company and other co-defendants relating to attorneys’ fees and related amounts, if any, paid in settlement. Subsequently, the China and Denver actions were dismissed; the plaintiff’s claims in the Washington State action were dismissed; the license agreement was terminated; and the intellectual property rights were assigned to the Company as of the end of the second quarter of fiscal 2002 and the full amount escrowed was released to plaintiff. During the year ended December 31, 2002, the Company paid into escrow the entire amount of the settlement of approximately $16.0 million. The only remaining claim is by a former licensee of Unidata in China relating to legal costs it incurred in defending the China litigation that was dismissed as part of the settlement with the original plaintiff.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “ASCL.” The following table lists the high and low sales prices of our common stock for the periods indicated.

	High	Low

Fiscal Year ended December 31, 2004
Fourth Quarter	$16.50	$12.90
Third Quarter	16.02	11.13
Second Quarter	24.01	14.51
First Quarter	28.00	19.80
Fiscal Year ended December 31, 2003
Fourth Quarter	$26.50	18.33
Third Quarter	20.34	14.51
Second Quarter	18.00	10.56
First Quarter	13.16	8.64
      On June 17, 2003 we effected a one-for-four reverse split of our common stock. Accordingly, all per share prices have been restated as though the reverse stock split had been in effect for all periods presented.
      At February 28, 2005, there were approximately 8,253 stockholders of record of our common stock, as shown in the records of our transfer agent. Because brokers and other institutions hold many of such shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
      The following table summarizes our share repurchase activity in the quarter ended December 31, 2004 (in thousands):

				(d) Maximum
				Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
	(1)	Paid per Share	Programs	Programs

October 1 - October 31	—	—	—	$101,207
November 1 - November 30	—	—	—	$101,207
December 1 - December 31	—	—	—	$101,207
Total	—	—	—	$101,207

(1)	We publicly announced a $100 million common stock repurchase program (the “Program”) on April 26, 2001 under which our Board of Directors authorized the repurchase of common stock. We publicly announced on July 2, 2001 that the Program was increased from $100 million to $350 million. Under the Program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have utilized the full amount of funds authorized for repurchase of shares under the Program. As of December 31, 2004, the Company has repurchased 17.0 million shares under the program, at a total cost of $248.8 million.

Item 6.	Selected Financial Data
Financial Overview
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. From 2000 through 2004, we acquired five companies and disposed of the assets of our database business. In March 2000, we completed the acquisition of Ardent Software, Inc. (“Ardent”). We sold the assets of our database business to IBM in July 2001, (see Note 13 to the Consolidated Financial Statements), and we acquired Torrent Systems Inc. (“Torrent”) in November 2001. In April 2002, we acquired Vality Technology, Inc. In September 2003, we completed our acquisition of Mercator Software, Inc. (see Note 12 to the Consolidated Financial Statements). In October 2004 we acquired the assets of iNuCom (India) Limited and its affiliate iNuCom.com, Inc (collectively referred to as iNuCom). On June 17, 2003 we effected a one-for-four reverse split of our common stock. Accordingly, all earnings per share figures have been restated as though the reverse stock split had been in effect for all periods presented.

Five-Year Summary

	Years Ended December 31,

	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

	(In thousands, except per share data)
Net revenues	$271,879	$185,586	$113,018	$481,332	$929,319
Net income (loss)	14,951	15,805	(63,573)	624,948	(98,315)
Preferred stock dividend	—	—	—	—	(191)
Net income (loss) applicable to common stockholders	14,951	15,805	(63,573)	624,948	(98,506)
Net income (loss) per common share:
Basic	0.25	0.27	(1.03)	9.01	(1.38)
Diluted	0.25	0.26	(1.03)	8.79	(1.38)
Total assets	935,073	966,079	906,250	1,079,740	655,881
Long-term liabilities	709	558	—	28,710	787
Retained earnings (accumulated deficit)	232,999	218,048	202,243	265,816	(359,132)

(1)	During 2004, we recorded merger, realignment and other charges totaling $0.8 million. Also during 2004, we recorded a tax benefit of $2.4 million resulting from adjustments that were recorded to reflect the impact of closed tax audits and changes in estimates resulting from new or additional information related to certain tax accruals.

(2)	During 2003, we recorded merger, realignment and other charges totaling $3.9 million. In connection with the acquisition of Mercator, we recorded a charge of $2.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Also during 2003 we recorded a net tax benefit of $16.3 million. This amount includes a benefit of $25.2 million resulting from adjustments that were recorded to reflect the impact of closed tax audits, expiring statutes of limitations for the assessment of tax, and changes in estimates resulting from additional or new information related to certain tax accruals.

(3)	During 2002, we recorded merger, realignment and other charges of $23.7 million. In June 2002, we ceased efforts to find a buyer for our content management product line and recorded a $4.5 million charge as cost of software for the impairment of software costs previously capitalized (see Note 14 to the Consolidated Financial Statements). During the fourth quarter of 2002, we recorded impairment losses on long-term, publicly traded equity investments of $2.2 million. In connection with the Vality acquisition, we recorded a charge of $1.2 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. During 2002, we recorded $3.0 million of adjustments to the gain from the sale of database business (see Note 13 to the Consolidated Financial Statements). In 2002, we reversed expense accruals of $2.8 million and recorded $2.6 million of other income as a result of the $5.4 million favorable judgment rendered in a litigation matter. Effective January 1, 2002, we completed our adoption of Statement of Financial Accounting Standards No. 142, which required that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually (see Note 11 to the Consolidated Financial Statements).

(4)	In July 2001, we sold the assets of our database business to IBM (see Note 13 to the Consolidated Financial Statements) which resulted in a gain of $865.7 million that was recorded in 2001. In 2001, we also recorded merger, realignment and other charges of $54.4 million. In connection with the Torrent acquisition, we recorded a charge of $5.5 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. In addition, during 2001, we recorded impairment losses on long-term investments of $10.2 million, which related to both publicly-traded and non-marketable investments.

(5)	In 2000, we recorded merger, realignment and other charges of $126.8 million.

      Selected financial data should be reviewed with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements relating to future events or our future financial performance which involve risks and uncertainties. Such forward-looking statements address, for example expansion of product offerings; expansion of worldwide distribution through alliances with recognized industry leaders; our ability to leverage our substantial customer base and the completeness of our enterprise data integration offerings; our ability to leverage our global professional services organization to accelerate the adoption of our product offerings and provide value-added services to existing customers; costs associated with continued investment in research and development and investment in sales and marketing and product support; continued investments in property and equipment; sufficiency of Cash (as defined below) and short-term investment balances to meet working capital requirements, fund research, repurchases of our common stock, potential acquisitions, facilities, severance, obligations and restructuring initiatives; effects of exchange rate fluctuation on future operating results; effects of termination of relationship with IBM; allowances for doubtful accounts; increase in prevalence of vendors offering solutions for various aspects of data integration requirements; growth of consulting maintenance and education revenue; increase in use of internal consulting resources; completion of payment of severance payments and related costs due to Mercator acquisition; future charges relation to undiscounted Mercator lease obligations; and facilities costs related to the IBM transaction.. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results,” and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related Notes appearing elsewhere in this report.

Overview
      Overview. Headquartered in Westborough, Massachusetts since July 2001, Ascential Software Corporation (“we”, “our”) is a leading supplier of enterprise integration solutions to the Global 2000 and other large organizations. We believe that the Ascential Enterprise Integration Suite, built upon a highly scalable execution engine, is the industry’s only single vendor solution to address the full range of enterprise data integration needs, turning data into “Intelligent Information” — information that is reliable, relevant, and complete — so organizations can make better-informed business decisions and drive their strategic application initiatives.
      We were incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation”. Effective January 1, 2001, we consolidated our business units into two operating segments: (i) Informix Software, which operated our database software systems business, and (ii) Ascential Software, which operated our extract, transform and load (“ETL”) and digital asset management software and solutions business. During the third quarter of 2001, we completed the sale of our database business assets, including the name “Informix”, to IBM for $1.0 billion in cash, which we refer to as the “IBM Transaction” (see Note 13 to the Consolidated Financial Statements). In connection with the IBM Transaction, we changed our name to “Ascential Software Corporation” and changed the symbol under which our stock is traded on the NASDAQ National Market to “ASCL”. These changes became effective in July 2001. Since that time, our sole operating segment has been our Ascential Software business, which no longer includes digital asset management products, but has expanded to embrace a full range of enterprise data integration solutions.
      Our products for automated data profiling, data quality management and cleansing, and data transformation address the needs of organizations that have invested in enterprise applications such as customer relationship management (“CRM”), enterprise resource planning (“ERP”), supply chain management (“SCM”), analytic applications, transactional environments, or data stores such as data warehouses and data marts.
      We have combined the functionality of all of our core integration services onto a single enterprise data integration platform that provides end-to-end meta data management. Our integration platform provides definition and history of the data used to drive strategic enterprise applications. It also provides connectivity between virtually any standard data source and target application, and virtually unlimited scalability and performance through our parallel processing engine. This complete offering is called the Ascential Enterprise Integration Suite.
      We also offer a full range of consulting, educational and support services to assist our clients through all phases of a project. Based on demonstrated methodologies, these services represent years of accumulated capital in terms of knowledge and experience, gained through many successful engagements across a range of industries and enterprise application requirements.
      We support more than 3,000 customers in such industries as financial services and banking, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government, in all major markets around the world. One of our resellers, IBM, accounted for 11% of our revenues in 2002. In 2004 and 2003, no single customer accounted for more than 10% of our revenue. Termination of our relationship with IBM, if it were to occur, could have a negative impact on our financial results if the revenue were not replaced.
      Enterprises are faced with managing the significant growth of data and obtaining a more accurate view of the factors that impact their performance. Enterprises are also coping with the requirement to access data from an increasing number of disparate sources of data which frequently contain incomplete, inaccurate, inconsistent or duplicate information. We believe these organizations want to be able to use the data efficiently and effectively to increase their revenue and market share, decrease operating costs and improve asset utilization. Our overall business strategy is to establish and maintain Ascential Software Corporation as the leader in the enterprise data integration market by delivering what we believe to be the industry’s most comprehensive data integration product solution. We seek to accomplish this, in part, by continuing to expand our product offerings through internal development and strategic technology and business acquisitions. We are focused on efforts to accelerate revenue growth by leveraging our substantial customer base and the completeness of our enterprise data integration offerings, and by expanding our worldwide distribution through alliances with recognized industry leaders. We also intend to leverage our global professional services organization to accelerate the adoption of our product offerings and provide a variety of value-added services to our existing customers.
      We use a number of key metrics internally to track our progress against these objectives. We measure and track the number of new customers signed each quarter, the number of our customers constituting Fortune 500 and Global 2000 companies, and the amount of incremental revenue generated from new projects within our existing installed base. We monitor the success of our strategic alliances by reviewing the revenue generated from these relationships and the number of license deals and revenue generated or influenced by third parties, on a quarterly basis. In order to ensure that spending is consistently monitored and resources are used appropriately, we track revenue, headcount, and spending on a weekly basis. We regularly review relevant margin metrics, including license margins, maintenance margins, professional service margins, total service margins and operating margins. In addition, in order to maximize cash flow and to identify customer payment issues on a timely basis, we closely monitor cash collections and accounts receivable days sales outstanding (“DSO”).
      On January 22, 2002, our Board of Directors endorsed the decision to divest our content management product line because it did not align with our strategic goals. We engaged an investment bank to assist in the divestiture process and sought potential buyers for the product line during the six months ended June 30, 2002. In June 2002, we ceased efforts to find a buyer for the product line as no interested buyers were identified and terminated the related operations, except for the completion of previously committed consulting and support contracts. As a result, in June 2002 we recorded a charge totaling $7.3 million consisting of $4.5 million charged to “Cost of software” for the impairment of software costs previously capitalized and $2.8 million charged to “Merger, realignment and other charges” for severance costs, computer equipment impairment costs and professional fees incurred in connection with efforts to sell the product line. There are no remaining contractual customer support obligations related to this product line.
      On September 12, 2003, we completed the acquisition of Mercator Software, Inc. (“Mercator”). The aggregate cash purchase price for all of the common stock of Mercator was approximately $94.9 million, net of $14.4 million of cash acquired from Mercator. In addition, all outstanding options to purchase shares of Mercator common stock were converted into options to purchase shares of our common stock, subject to certain adjustments.
      On January 27, 2004, we entered into a software purchase agreement with Phoenix Software International, Inc. pursuant to which we sold the rights to our Key/Master data entry software product line, obtained through our acquisition of Mercator. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other assets, at a fair market value of $6.8 million. The total sales price of $6.8 million was received in the quarter ended March 31, 2004.
Products and Services
      Our products are designed to operate as part of the Ascential Enterprise Integration Suite, or as stand-alone integration components. Our product functionality includes: automated data profiling to analyze and manage source data content and structure; data quality and cleansing to identify, correct and reconcile inaccurate, misdirected, or redundant data; and data transformation to obtain data from a source, format it as required for its intended purpose, and deliver it to a specified target system. Our products are supported by a comprehensive platform of integration services that delivers end-to-end meta data management, connectivity between virtually any standard data source and application, and virtually unlimited scalability through use of parallel execution technology. These applications may be deployed in any configuration to support event-driven or scheduled processing, as well as deployed as enterprise web services that are called on demand by a service-oriented application. This combination of integration products built on a platform of integration services forms the Ascential Enterprise Integration Suite.

      The Ascential Enterprise Integration Suite is a complete and scalable data integration solution that delivers comprehensive data profiling, data quality, and data transformation capabilities. Built on a platform of common services for meta data management and parallel processing, the Ascential Enterprise Integration Suite supports discovery of the data contained within corporate data sources, standardization and cleansing of this data, matching and merging records across sources, and transformation of the data, regardless of its complexity. It provides these services for transactional, operational and analytical data, and supports integration on demand in a service-oriented architecture. The Ascential Enterprise Integration Suite offers a comprehensive, modular solution that can expand with business needs or as customer budgets dictate. We believe our customers benefit from the ability to deploy the complete Ascential Enterprise Integration Suite to address the entire enterprise data integration life cycle, or use individual integration products and add other components as needed. This approach allows customers to achieve complete integration through application of the entire Ascential Enterprise Integration Suite, or to realize targeted benefits through application of one or more components of the Ascential Enterprise Integration Suite, with the ability to later add the other components to create a single, integrated solution.
Critical Accounting Policies
      We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results from operations, and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note 1 to the Consolidated Financial Statements, the areas that we believe to be our most critical accounting policies include revenue recognition, allowance for doubtful accounts, software development costs, business combinations, goodwill and intangible assets, income taxes and merger, realignments and other charges. These areas are described below. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition
      We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance, consulting and education revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“SOP 97-2”), in the application of this standard we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.
      We sell software using primarily two types of licenses:

(1) Perpetual licenses: software licensed on a perpetual basis to a fixed number of users with no right to return the licensed software; and

(2) Enterprise licenses: software licensed on either a perpetual or term basis to a customer as opposed to a fixed number of users, with no right to return the licensed software.

      Our software license arrangements do not include significant modification or customization of the underlying software, and as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner. We define each of the four criteria as follows:

•	Persuasive evidence of an arrangement exists: It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or a purchase order with negotiated governing terms or volume purchase agreement, prior to recognizing revenue on an arrangement. Sales to resellers are evidenced by purchase orders submitted to us under a master agreement governing the terms of the relationship. Certain reseller arrangements are structured as royalty agreements in which royalties as a percent of either list price or net sales price are due to us upon product shipment to the end-user customer. Evidence of arrangement in these circumstances consists of request for shipment, or notification of shipment for resellers who ship duplicates directly to end-user customers from a master copy.

•	Delivery has occurred: Software is delivered either through electronic delivery or physically on a compact disk using standard free-on-board shipping point terms in which title and risk of loss transfer to the customer upon shipment. For some existing customers, delivery may occur when the customer has been provided access codes if the newly purchased software is already contained on a previously delivered compact disk. It is uncommon for us to offer a specified upgrade to an existing product; however, in such instances, revenue is deferred until the upgrade is delivered. Our software solutions continue to be distributed primarily through our direct sales force; however, our indirect distribution channel continues to broaden through alliances with resellers and referral partners Revenue arrangements with resellers are recognized when we receive evidence that the reseller has an order from an end-user customer. This evidence may take a variety of forms, including (1) a copy of the purchase order or contract identifying an end-user customer, or (2) a royalty or sell-through report from the reseller, or other documented, objective evidence of product shipment. We do not typically offer our resellers contractual rights of return, stock balancing, or price protection.

•	The customer’s payment is deemed fixed or determinable: We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition requirements are met. While our standard payment terms are net 30 days, we have a practice of occasionally providing extended payment terms of less than one year on high-dollar sales to creditworthy customers. We have established a history of collection, without concessions, on these receivables.

•	Collection is probable: Likelihood of collection is assessed on a customer-by-customer basis. Both new and existing customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their respective ability to pay. If it is determined at the outset of the arrangement that collection is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.
      Our license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist, for example, in agreements with government entities when acceptance periods are required by law, or within previously executed agreements that we are not able to renegotiate, revenue is recognized upon the earlier of receipt of written customer acceptance, expiration of the acceptance period or final payment.
      Many of our software arrangements include consulting services sold separately under consulting engagement contracts that generally include implementation, network configuration, and optimization services. These services are often provided completely or partially by independent, third-party system integrators experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the services are “not essential to the functionality” of the software as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance.
      We account for software license revenues included in multiple element arrangements using the residual method prescribed in Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specified objective evidence (“VSOE”) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or the fair value can be established. We determine the VSOE of fair value for professional services revenues based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services is typically based on a substantive maintenance renewal clause, if any, within a customer contract or based on our recent pricing for those services when sold separately. Our current pricing practices are influenced primarily by market conditions, product type, purchase volume, maintenance term, and geography. Significant incremental discounts offered in multiple element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.
      Maintenance services include rights to upgrades (when and if available) telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all revenue recognition requirements are met.
      Consulting revenues are recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using percentage of completion accounting, as described below. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue with the offsetting expense recorded in cost of services revenue.
      Education services include on site, web-based and classroom training and self-evaluation. Education revenues are recognized as the related training services are provided. Reimbursements of out-of-pocket expenditures incurred in connection with providing education services are included in education revenue with the offsetting expense recorded in cost of education revenue.
      We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses when known based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings and revenue applicable to performance in prior periods.

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
      We achieve technological feasibility for each product upon completion of a detailed program in which (1) we have established that the necessary skills, hardware and software technology are available to us to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. Significant judgment is required in determining technological feasibility and the estimated life over which related capitalized costs will be amortized. We currently amortize capitalized costs on a straight line basis over the estimated useful lives of the respective products, generally three years. We have determined that this method results in greater amortization than if the capitalized costs were amortized on the basis of each product’s projected revenue stream.
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

Business Combinations
      The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill, in accordance with SFAS No. 141, Business Combinations. Significant management judgment and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangibles. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Significant judgment is also required in determining the estimated useful life of the identified intangibles acquired. In making this determination we consider the guidance of SFAS 142, which requires amortization of an intangible asset based upon the pattern in which the asset’s economic benefits are consumed. We consider, among other things, long range forecasts and an assessment of the economic benefit of acquired intangibles. We have concluded that an accelerated amortization method could not be reliably determined and accordingly, our identifiable intangible assets are being amortized on a straight-line basis over their estimated useful life.

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
      We account for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units which are currently the same as our operating segments, — Ascential Software and Informix Software — as described in Note 9 to Consolidated Financial Statements. All goodwill is attributable to our Ascential Software reporting unit. To conduct these tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair value of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.
      We conduct our annual impairment test of goodwill and indefinite-lived assets as of December 1st of each fiscal year. There can be no assurance that, at the time subsequent impairment reviews are completed, an impairment charge will not be recorded in light of the factors described above. If a charge were deemed necessary in the future, it would directly affect net income (loss) for the period in which the charge is taken.
      For long-lived assets and identifiable intangible assets other than goodwill and indefinite-lived assets, we assess the recoverability of the asset on projected undiscounted cash flows over the asset’s remaining life whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. When the carrying value of the asset exceeds its undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value of the asset, determined using projected discounted future cash flows of the asset. Determining the fair value of goodwill and intangible assets includes significant judgment by management. Different judgments could yield different results.

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant management judgment is required in determining the provision for income taxes, deferred income taxes and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense. In fiscal 2004, we continued to significantly reserve our deferred tax assets, primarily related to net operating loss carryforwards generated in prior periods. The establishment of a deferred tax valuation allowance requires considerable judgment. If the realization of deferred tax assets in the future is considered more likely than not, a reduction in the valuation allowance would increase net income in the period such determination is made. We maintain reserves related to prior years’ income taxes for uncertainties in the tax treatment of certain items in various tax jurisdictions, particularly as they relate to disposed operations. These tax reserves are maintained until such time as we resolve the tax treatment of these items via the completion of tax audits, expiration of the statute of limitations for the assessment of tax, or additional factual development or discovery which results in a change in estimate. Management judgment is required to assess the probability and amount of the tax reserves, and our estimates are continually re-evaluated and updated each reporting period to reflect current information. If our estimates prove to be inaccurate, we would need to make changes in these estimates that would materially affect our results of operations and our financial condition.

Merger, Realignment and Other Charges
      We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes in our strategic plan, or managerial responses to declines in demand, increasing costs or other environmental factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on abandoned facilities, net of estimated sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimated amounts are be reviewed and potentially revised quarterly based on known real estate market conditions and the creditworthiness of subtenants, and may result in revisions to established facility reserves. If our sublease assumptions prove to be inaccurate, we may need to make changes in these estimates that would affect our results of operations and potentially our financial condition.
Results of Operations
      References to “Ascential Software” in this report refer to our existing enterprise integration business. Reference to “Informix Software” refer to our legacy database business assets sold to IBM on July 1, 2001 in the IBM Transaction. References to “Ascential Software Corporation” refer to Ascential Software and Informix Software on a combined basis.

I.	Executive Overview of Results of Operations — Ascential Software Corporation
      The following table compares key financial metrics for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

License revenue (in millions)	$110.2	$92.6	$59.6
Total revenue (in millions)	271.9	185.6	113.0
Gross margin	68%	70%	54%
Services margin	57%	57%	38%
Operating margin	2%	(7)%	(90)%
Ending headcount(5)	970	856	639
Average license revenue per quota carrying sales representative (in thousands)(1)	$1,225	$1,381	$764
Revenue per employee (in thousands)(2)	$297	$251	$163
Average license selling price (in thousands)(3)	$148	$121	$98
Days sales outstanding(4)	65	59	72

(1)	Average license revenue per quota carrying sales representative is calculated for each quarterly period during the year using license revenue divided by the number of sales representatives with sales quotas at the end of the respective period. The sum of the four quarters calculations represents the total for the respective annual period.

(2)	Calculated using total revenue divided by average number of employees for the respective period.

(3)	Calculated as total license revenue from transactions greater than $25,000 in license revenue, divided by total number of those transactions for the period.

(4)	Calculated by dividing net accounts receivable as of the balance sheet date, by the quotient determined by dividing the respective year’s fourth quarter revenue by ninety days. Accounts receivable and deferred revenue are reduced for certain amounts for which revenue has not been recognized. At December 31, 2004, accounts receivable has been reduced for amounts sold under a receivables purchase agreement as described in “Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements.

(5)	Headcount at December 31, 2003 includes approximately 400 employees acquired from Mercator on September 12, 2003 less approximately 150 terminations during the third and fourth quarters of 2003. The expense associated with these employees and their activities only impacted 15 weeks of the year ended December 31, 2003, therefore headcount at June 30, 2003 of 614 is used for comparison purposes in our analysis of expenses for the year ended December 31, 2003 in the following discussion.
      During the year ended December 31, 2004, our total revenue growth was 46%, with 19% growth in license revenue, compared with the prior year. This overall growth was achieved primarily through a higher average sales price on license transactions, an expanded maintenance base including those customers acquired in the Mercator transaction, and an expanded professional services business. Our average license selling price, defined throughout this Annual Report on Form 10-K to include transactions yielding more than $25,000 in license revenue, increased by 22% during 2004 compared to 2003. This increase was driven by sales of our expanded product set into Fortune 500 companies and was positively impacted by sales of Ascential DataStage TX, the evolution of technology acquired in the Mercator acquisition. The decline in our average license revenue per quota carrying sales representative is a result of the addition, on a net basis, of 15 new sales representatives in the first half of 2004 who became gradually more productive throughout the later part of the year. During 2004 we were impacted by an economic environment in which companies were very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration requirements appears to be increasing, causing customers to require more time to evaluate the various alternatives available to fulfill their requirements. However, our sales pipeline has grown as data integration has become a strategic focus for many organizations.
      The revenue growth that we have experienced, combined with the results of business management efforts and elimination of merger-related costs, enabled us to improve operating margin from (7%) in 2003 to 2% in 2004. The services margin remained flat at 57%. License revenue represented 41% of total revenue in 2004 compared to 50% of total revenue in 2003, thereby causing a decline in our total gross margin.
      During 2003, we made significant progress toward our long term goals for operating performance. We achieved 64% growth in total revenue, with 55% growth in license revenue. This was achieved by a substantial improvement in the productivity of our sales force, by leveraging new product deployment into our existing customer base, and includes revenue attributable to products obtained through the Mercator acquisition totaling $22.0 million in the last month of the third quarter and the entire fourth quarter of 2003. Even without the benefit of the revenue achieved from products and services associated with the Mercator acquisition, our revenue growth was 45%. Our expanded product set also increased average license selling price by 23%. This revenue growth, combined with the results of cost control efforts, enabled us to improve all margin metrics that we measure. Our gross margin for 2003 improved to $130.2 million, or 70% of total revenue, compared to $61.6 million, or 54% of revenue, during 2002. This increase was driven by the license revenue growth that we experienced and a 50% improvement in our services margins. The services margin improvement was a result of an expanded maintenance base as well as more profitable and extensive consulting engagements. Our operating margin improved from (90%) in 2002 to (7%) in 2003. Of this improvement, more than half resulted from a reduction of costs related to termination of businesses and product lines and merger or realignment activities; with the remainder resulting from the leverage afforded by the revenue growth and adjusted cost structure. We continued to maximize our cash flow from customer sales by reducing our days sales outstanding in 2003 by 13 days as compared to 2002.

II.	Revenue
      The following table and discussion compares our revenue by type for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Years Ended December 31,

	2004	2003	2002

License revenue	$110.2	$92.6	$59.6

Service revenue:
Maintenance revenue	94.6	55.1	30.0
Consulting and education revenue	67.1	37.9	23.4

Total service revenue	161.7	93.0	53.4

Total revenue	$271.9	$185.6	$113.0

License revenue as a percent of total revenue	41%	50%	53%
Service revenue as a percent of total revenue	59%	50%	47%
      License revenue. License revenue for the year ended December 31, 2004 increased 19% to $110.2 million from $92.6 million for the year ended December 31, 2003. This $17.6 million increase was primarily the result of a 22% increase in the average price of license sold in transactions. We believe that this reflects increased adoption of our expanded product suite. We experienced this increase worldwide, although the largest impact came from an increase in the average selling price of international license transactions. In 2004 we also experienced a 54% increase in the average selling price of transactions in which our products were resold by strategic partners, with the number of those transactions declining 29%. The volume of transactions entered into directly with end user customers (including those influenced, but not resold, by strategic partners) increased 28% in 2004 while the average price of those transactions declined 2% principally due to the inclusion, in 2003, of three license transactions generating an aggregate $8.1 million of license revenue, while 2004 did not have a similar concentration of sales. The average license selling price during 2004 in transactions with both new and existing customers continued to increase by 41% and 13%, respectively as compared to 2003. The volume of transactions sold to new customers increased 7% while the volume of transactions sold to existing customers decreased 6%. We continue to focus both on increasing sales to our existing customer base and new customers as well as increasing overall market reach through strategic partners.
      During 2004 we were impacted by an economic environment in which companies were very cautious in spending, particularly for the enterprise-scale projects in which we are often involved. The prevalence of vendors offering solutions for various aspects of data integration requirements appears to be increasing, resulting in customers requiring more time to evaluate the various alternatives available to fulfill their requirements. However, our sales pipeline has grown as data integration has become a strategic focus for many organizations.
      License revenue for the year ended December 31, 2003 increased 55% to $92.6 million from $59.6 million for the year ended December 31, 2002. This $33.0 million increase was a result of an 81% improvement in sales force license productivity on a worldwide basis, measured as total license revenue divided by the average number of quota carrying sales reps during the year. We experienced this productivity improvement principally in our North America and Europe sales regions driven by increases in both price and volume of products sold, including a $7.4 million contribution to license revenue from Mercator products. The number of license transactions increased 30% from 2002 to 2003 principally because of an increase in transactions conducted directly with existing customers. The average selling price of licensed software increased 24% from the year ended December 31, 2002 to the year ended December 31, 2003. We experienced an increase in average selling price principally in transactions conducted directly with existing customers due to (1) an expanded and higher priced product offering following the addition of products and technology acquired from Torrent Systems Inc. (“Torrent”), Vality Technology Incorporated (“Vality”), Metagenix, Inc. (“Metagenix”) and Mercator that were integrated into the Ascential Enterprise Integration Suite, (2) the release of enhancements to existing products and new products during the second half of 2002 and the third quarter of 2003, and (3) three significant license transactions during 2003 that collectively generated $8.1 million in license revenue. License revenue under our reseller agreement with IBM increased $3.5 million or 32% as compared to 2002.
      Service revenue. Total service revenue for the year ended December 31, 2004 increased by $68.7 million, or 74%, to $161.7 million from $93.0 million for the year ended December 31, 2004.
      Maintenance revenue increased by $39.5 million, or 72%, to $94.6 million in year ended December 31, 2004 from $55.1 million in the year ended December 31, 2003. The increase in maintenance revenue is attributable primarily to the installed base of customers acquired from Mercator as well as the increase in our installed base of customers following the license growth experienced during 2003 and 2004.
      Consulting and education revenue increased by $29.2 million, or 77%, to $67.1 million in the year ended December 31, 2004 from $37.9 million in the same period of 2003. The increase in consulting and education revenue correlates to an increase in the volume and average size of consulting engagements worldwide following the growth of license revenue experienced during 2003 and 2004 and includes revenue totaling $16.7 million from two customers. Consulting revenue in 2003 included revenue totaling $8.1 million from two customers. We believe the growth of our professional services business reflects increased customer adoption of our products and expanded deployment of our offerings. Additionally, our consulting engagements have increasingly extended throughout our enterprise customers rather than a single department or division within an enterprise. We expect that future growth of consulting, maintenance and education revenue, barring unforeseen circumstances, will be largely dependent on the growth of license revenue.
      Total service revenue for the year ended December 31, 2003 increased 74% to $93.0 million from $53.4 million for the year ended December 31, 2002.
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
      Revenue derived from consulting and education increased $14.5 million, or 62%, to $37.9 million in the year ended December 31, 2003 from $23.4 million in the same period of 2002. The increase in consulting and education revenue is attributable to an increase in the volume of and the average size of consulting engagements, principally in North America and Europe, associated with the increased penetration of those geographic areas and the expansion of our product offering discussed above. With the addition of products to our product set over the past two years, consulting engagements generally have become more extensive and have expanded across enterprises where they were previously focused on departments within enterprises. The overall increase in consulting and education revenue corresponds to the 55% increase in license revenue over the same period and was impacted by two large consulting engagements in Europe during 2003 that together contributed $8.1 million to the growth. The overall increase is net of a $0.4 million decline in consulting and education revenue from content management products.

III.	Costs and Expenses
      The following table and discussion compares our costs and expenses for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Years Ended December 31,

	2004	2003	2002

Cost of licenses	$16.8	$15.3	$18.3
Cost of services	70.1	40.1	33.1
Sales and marketing	110.6	79.9	73.1
Research and development	39.3	27.5	24.0
General and administrative	28.2	30.8	41.1
In-process research and development	—	2.0	1.2
Merger, realignment and other charges	0.8	3.9	23.7

Total costs and expenses	$265.8	$199.5	$214.5

      Cost of licenses. Cost of licenses consists primarily of: (1) amortization of capitalized software development costs or acquired technology and previously capitalized software that was written-off, (2) third-party royalties, and (3) distribution and manufacturing personnel costs. During the year ended December 31, 2004, cost of licenses increased $1.5 million, or 10%, to $16.8 million from $15.3 million in the year ended December 31, 2003. This increase is principally attributable to a $1.5 million increase in amortization costs consisting of $1.0 million due to the amortization of completed technology acquired through the Mercator acquisition and a $0.5 million increase in amortization of capitalized software development costs following the release of new products. Third-party royalty costs decreased by $0.3 million consisting of a $1.4 million decline in amortization of prepaid royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft (a company that we acquired in 1998) that became fully amortized in December 2003, that were partially offset by a $1.1 million increase in miscellaneous third party royalties associated with increased license transactions. Distribution and manufacturing costs increased by $0.3 million following the increase in license sales.
      During the year ended December 31, 2003, cost of licenses decreased $3.0 million, or 16%, to $15.3 million from $18.3 million in 2002. This decrease was primarily the result of three factors. First, amortization costs decreased by $3.3 million driven by a decline of $5.2 million in asset impairment costs related principally to the write-off of capitalized software associated with our content management and portal products. Both of these product lines were terminated in the second quarter of 2002. This decline was offset by a $0.8 million increase in amortization of capitalized software development costs and a $1.1 million increase in amortization principally related to developed technology acquired through the Vality and Mercator acquisitions. We acquired $7.0 million of completed technology in connection with the Mercator acquisition in the third quarter of 2003 that is being amortized over 5 years and, accordingly, we began to recognize amortization expense in September, 2003. The Vality acquisition occurred during the second quarter of 2002. As a result, we began to recognize amortization expense related to the Vality developed technology in the second quarter of 2002. Second, third-party royalties increased $1.1 million due to an additional $0.4 million during 2003 in amortization of prepaid license royalties acquired in connection with the June 28, 2002 settlement of a dispute with former shareholders of IntegraSoft, Inc. and an increase of $0.7 million in miscellaneous third party royalties associated with increased license transactions. Third, there was a $0.8 million decrease in transition costs associated with the Informix Software business.

      Cost of services. Cost of services consists of maintenance, consulting and education personnel expenses and third-party subcontracting costs. The following table depicts the trend in service margins for the three years ended December 31, 2004, 2003, and 2002, respectively:

	Years Ended
	December 31,

	2004	2003	2002

Ascential Software
Total service margin	57%	57%	38%
Maintenance margin	81%	82%	73%
Consulting and education margin	22%	21%	(7)%
      Cost of services for the year ended December 31, 2004 increased $30.0 million or 75%, to $70.1 million, from $40.1 million in the year ended December 31, 2003. This net increase is a result of a combination of factors. We incurred $22.2 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $29.2 million in consulting and education revenue as compared to 2003. We also incurred $7.8 million in additional maintenance costs associated with generating $39.5 million in additional maintenance revenue as compared to 2003. This increase in maintenance costs consists principally of increased personnel related costs following a 100% increase in headcount from June 30, 2003 in order to support the Mercator maintenance customer base, $2.5 million of costs associated with the subcontracting and outsourcing of various functions related to support obligations with respect to certain products acquired from Mercator that were determined not to be strategic and $1.0 million in amortization of customer relationships acquired through the Mercator acquisition.
      The total services margin remained flat at 57% for the year ended December 31, 2004 as compared to 2003. Maintenance margin declined to 81% from 82% as a result of the $2.5 million of subcontracting of support obligations and $1.0 million of amortization costs discussed above. The consulting and education margin improved slightly to 22% from 21%. This is a result of the impact of improved utilization of internal consultants offset slightly by a reduction of margin resulting from the increased use of subcontractors to fulfill increased demand for our services. These subcontracted resources are at a higher cost than internal resources. We have targeted to increase the proportion of consulting projects that are fulfilled using internal resources as opposed to subcontracted resources in 2005.
      Cost of services for the year ended December 31, 2003 increased 21%, or $7.0 million, to $40.1 million from $33.1 million in the same period of 2002. This net increase is a result of a combination of factors. We incurred $8.1 million in additional costs of consulting and education, principally headcount, third-party subcontracting, commissions and travel associated with generating an additional $14.9 million in data integration consulting and service revenue. We also incurred $1.8 million in additional maintenance costs, principally headcount related, associated with generating $26.0 million in additional data integration maintenance revenue as compared to 2002. Additionally, there was a total of $0.5 million of transition costs that will not recur associated with the integration of Mercator service operations into the operations of Ascential. These increases were offset by a $3.4 million decline in service costs related to the content management product line. Although there was only $0.5 million in associated content management service revenue in 2002, the completion of certain engagements required the use of third party subcontractors. Additionally, we attempted to maintain our base of technical employees (despite the decline in revenue opportunities) associated with content management products intact during the process of seeking a buyer for that product line during the first half of 2002.
      The total services margin increased to 57% for the year ended December 31, 2003 from 38% for 2002 due to substantial improvements in both maintenance and consulting and education margins during the year. The improvement in our maintenance margin was a result of the increase in total maintenance revenue by $25.1 million on a year over year basis with an increase to headcount only for those Mercator employees who became Ascential employees in connection with the acquisition of Mercator during the third quarter of 2003. We have accomplished this by leveraging our existing technical support personnel, as well as our on-line support website, in providing customer support. The improvement in consulting and education margins is a result of the termination of the loss-generating content management business, as described above, headcount reductions in late 2002, the benefit of which was realized in 2003, as well as an increase in the number and average length of enterprise data integration consulting engagements that enabled improved utilization of our consultants.
      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, marketing, communications programs and related overhead costs. Sales and marketing expenses for the year ended December 31, 2004 increased 38%, or $30.7 million, to $110.6 million from $79.9 million for 2003. This increase is principally due to a 34% increase in headcount following the acquisition of Mercator, $3.3 million in additional commissions associated with a 46% increase in total revenue, $3.0 million of additional subcontracting costs, a $3.3 million increase in travel costs associated with the additional sales headcount and increased customer activity and $2.4 million of additional marketing program expenditures associated with new products and increased marketing activities. The increases were partially offset by a decline in Mercator sales and marketing transition costs of $1.3 million. Mercator transition costs consist principally of expenses associated with the wind down of activities that were being terminated or the transfer of continuing activities. Total selling and marketing headcount was 310 at December 31, 2004, including 91 quota carrying sales representatives.
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
      Research and development expenses. Research and development expenses consist primarily of salaries, project consulting outsourcing costs and related overhead costs for development of our products. During 2004, our research and development efforts were principally focused on enhancements to the Ascential Enterprise Integration Suite to enable increased levels of integration, performance and scalability as well as enhanced interoperability among our products. Research and development expenses for the year ended December 31, 2004 increased 43%, or $11.8 million, to $39.3 million from $27.5 million for 2003. This increase was primarily the result of an 89% increase in research and development headcount from 154 at June 30, 2003 to 291 at December 31, 2004, resulting in increased salary, overhead and related costs. This increase in headcount relates primarily to Mercator research and development personnel who became Ascential Software employees in September 2003 following the acquisition. Additionally, we added 45 engineers in connection with our purchase of the assets of iNuCom (India) Limited and its affiliate iNuCom.com, Inc. to create a facility dedicated primarily to research and development in Hyderabad, India for the purpose of reducing the costs associated with subcontracted offshore resources and maximizing the efficiency of research and development spending over the long term. iNuCom was an engineering services subcontractor that we had previously utilized. In addition, in 2004 as compared to 2003, there was a $2.6 million increase in consultant and subcontractor costs, including off-shore resources, and a $0.9 million increase in facilities and equipment costs resulting from the larger employee base and increased development activity. These increases were offset by a reduction of $0.7 million in research and development transition costs related to the Mercator acquisition. Capitalization of software development costs during 2004 related principally to the development of enhancements to the Ascential Enterprise Integration Suite and increased by approximately $1.8 million as compared to 2003 as a result of an increase in overall research and development spending and the nature and stage of development projects.
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
      General and administrative expenses. General and administrative expenses consist primarily of finance, legal, information systems, human resources, bad debt expense and related overhead costs. During the year ended December 31, 2004, general and administrative expenses decreased 8% or $2.6 million, to $28.2 million from $30.8 million in 2003. This change is the net result of four principal factors. First, the transition costs related to the wind down of our database business decreased by $3.1 million compared to 2003. During 2004, our transition expenses of $0.1 million consisted of a credit of $0.3 million for the reversal of accruals for estimated database liabilities that were no longer required offset by $0.1 million of costs of resolving disputes associated with the historical database operations and $0.3 million of administrative and liquidation costs associated with the closure of subsidiaries. During 2003, database transition costs totaled $3.2 million and consisted of $3.2 million in legal expenses associated with the litigation and settlement of disputes associated with the historical database operations and $1.4 million of administrative and liquidation costs associated with the closure of subsidiaries and transitioning personnel. These costs were offset by $1.4 million in reductions to expense related to the reversal of accruals for estimated database liabilities that were resolved for amounts less than had been originally estimated. Second, legal costs declined due principally to the inclusion, in 2003, of $1.1 million of costs associated with the settlement of a legal matter. Third, Mercator transition costs declined by $2.0 million. Fourth, these declines were offset by increased personnel and related overhead costs due to a 40% increase in headcount in general and administrative functions from June 30, 2003 to December 31, 2004 as well as an increase in the cost of subcontracted resources and professional fees in order to scale our infrastructure to support our expanded operations following the Mercator acquisition, and to address new and enhanced regulatory requirements, including the Sarbanes-Oxley Act.
      During the year ended December 31, 2003, general and administrative expenses decreased 25%, or $10.3 million, to $30.8 million from $41.1 million for 2002. This decrease is a result of five principal factors. First, transition costs associated with the wind down of the database business decreased by $9.4 million. Second, bad debt expense decreased $1.9 million as a result of improvement in the aging of accounts receivable balances and the resolution of reserved balances associated with the content management business. Days sales outstanding was 59 days at December 31, 2003 compared to 72 days at December 31, 2002. Third, costs associated with temporary and subcontracted help as well as professional fees for audit and tax services declined a total of $1.0 million after the completion of the integration of the former Informix west coast and our east coast finance departments following the IBM Transaction. Fourth, personnel and related overhead costs declined $1.1 million as a result of the closure of facilities and cost control efforts. Fifth, these declines were offset by a $0.6 million increase in legal costs relating to defense and settlement of claims and other matters and a $2.5 million increase in costs that will not recur associated with transitional activities for Mercator.

      Merger, realignment and other costs. The following table summarizes merger, realignment and other charges recorded in the years ended December 31, 2004, 2003 and 2002:

	Years Ended
	December 31,

	2004	2003	2002

Severance and employment related costs:
Fourth quarter 2003 realignment	$—	$0.9	$—
Third quarter 2003 realignment	—	1.1	—
Third quarter 2002 realignment	—	—	6.8
Second quarter 2002 realignment	—	—	5.7
First quarter 2002 realignment	—	—	1.6
Third quarter 2001 realignment	—	—	(0.4)

Total severance and employment related costs	—	2.0	13.7

Facilities and equipment costs:
IBM Transaction	1.0	1.9	4.3
Third quarter 2002 realignment	—	—	3.0
Second quarter 2002 realignment	—	—	1.2
First quarter 2002 realignment	—	—	0.8
2000 strategic realignment	—	—	0.2
Other	—	—	(0.3)

Total facilities and equipment costs	1.0	1.9	9.2

Other:
Professional fees	—	—	0.4
Other exit costs	(0.2)	—	0.4

Total other	(0.2)	—	0.8

Total merger, realignment and other charges	$0.8	$3.9	$23.7

      During the year ended December 31, 2004 we recorded merger realignment and other costs totaling $0.8 million. The charges are for revised assumptions for facility and equipment charges resulting from the IBM Transaction totaling $1.0 million and a reversal of $0.2 million relating principally to estimated exit costs accrued in our third quarter 2002 realignment that were no longer required because of the resolution of the associated obligations for amounts less than amounts originally estimated.
      During the year ended December 31, 2003 we recorded a total of $2.0 million of severance and related costs to terminate 22 employees in connection with the consolidation and integration of our operations following the Mercator acquisition. We also recorded realignment charges totaling $1.9 consisting entirely of adjustments to facility reserves to reflect updated estimates of remaining obligations on vacated facilities based on current market conditions, net of anticipated sublease income.
      During the year ended December 31, 2002 we recorded a total of $23.7 million of merger realignment and other costs. The following discussion details the components of those charges:
      Severance and employment related costs totaling $13.7 million were recorded. During 2002, we approved plans to realign our Ascential business operations to reduce costs, integrate Vality into our existing operations and terminate our content management product line. The approval of these plans resulted in a charge of $12.1 million in connection with a worldwide workforce reduction of 298 employees. Our third quarter 2002 realignment plan included the termination of 159 employees, consisting of 142 employees to reduce overall infrastructure costs and seventeen employees previously associated with our content management product line, and resulted in a charge of $6.8 million. Our second quarter 2002 realignment plan included the termination of

135 employees, consisting of 91 employees made redundant by the integration of Vality operations into our existing operations and 44 employees previously associated with our content management product line, and resulted in a charge of $5.4 million. Our first quarter 2002 realignment plan included the termination of four employees in an effort to reduce costs by consolidating certain offices in Europe and resulted in a charge of $0.3 million. During 2002, we also reversed $0.4 million of costs associated with our third quarter 2001 realignment plan as certain employees terminated employment voluntarily. Additionally, during 2002, we approved plans to continue to eliminate costs from our Informix Software business that resulted in the termination of 39 employees and a charge of $1.6 million.
      Facilities and equipment costs totaling $9.2 million were recorded. Realignment plans approved in 2002 related to the Ascential Software operations resulted in a $1.1 million charge for facilities and equipment costs and primarily consisted of a $0.8 million charge in connection with our second quarter 2002 realignment plan for the impairment of computer equipment related to the termination of our content management product line. During 2002, we approved realignment plans related to the Informix database business that included revised estimates to exit facilities related to the IBM Transaction and write-off of abandoned fixed assets that resulted in a charge of $8.1 million. We recorded a charge of $4.3 million to revise estimates to exit facilities related to the IBM Transaction consisting of $9.3 million for the revision of reserve assumptions to reflect current market conditions and $2.0 million to assume additional leases, partially offset by $7.0 million related to the release from lease obligations of certain facilities. We recorded a charge of $2.7 million related to our third quarter 2002 realignment plan to write-off abandoned fixed assets primarily at vacated facilities. We recorded a charge of $0.4 million related to our second quarter 2002 realignment primarily for costs to manage facilities being exited. We also recorded a charge of $0.8 million related to our first quarter 2002 realignment plan for facility lease management and other lease obligation costs and $0.2 million related to our 2000 realignment plan for revised sublease assumptions due to a change in market conditions. During 2002 we reversed $0.3 million of costs related to the IBM Transaction, primarily for the refund of a facility deposit that had been previously reserved.
      Other realignment costs totaling $0.8 million were recorded. These costs consisted of $0.6 million of other exit costs, including $0.3 million related to our third quarter 2002 realignment plan and $0.3 million related to our second quarter 2002 realignment plan. Additionally, $0.4 million was incurred as part of our second quarter 2002 realignment plan for professional fees to terminate our content management product line. During 2002, we also approved plans to eliminate costs from our Informix Software business that resulted in $0.2 million of charges for other exit costs and reversed $0.4 million related primarily to the Ardent acquisition since reserves were no longer required as obligations were settled for amounts less than the recorded estimates.
      Write-off of acquired in-process research and development. The value of In-process Research and Development (“IPRD”) is determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets.
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

V.	Other Income (Expense)
      The following table depicts the components of other income and expense for Ascential Software Corporation for the years ended December 31, 2004, 2003 and 2002, in thousands:

	Years Ended December 31,

	2004	2003	2002

Interest income	$9.1	$11.1	$20.2
Interest expense	$(0.2)	$(0.2)	$(0.1)
Gain on sale of database business, net of adjustments	$—	$—	$3.0
Impairment of long-term investments	$—	$—	$(2.2)
Other income, net	$1.5	$2.5	$(0.9)
      Interest income — years ended December 31, 2004, 2003 and 2002. Interest income for the year ended December 31, 2004 decreased by $2.0 million, or 18%, from 2003. This decrease is principally attributable to a decline in average cash balances during 2004 as compared to 2003 mainly as a result of the use of cash paid to acquire Mercator and cash used to buy back shares of our common stock.
      Interest income for the year ended December 31, 2003 decreased by $9.1 million, or 45%, to $11.1 million from $20.2 million during 2002. This decrease is attributable to three factors. First, the year ended December 31, 2002 includes $6.2 million of interest income on the IBM Holdback (see Note 13 to the Consolidated Financial Statements). The IBM Holdback was paid in full in January 2003, at which time the related interest income, which accrued at a rate of 6% per annum, was no longer payable. Second, the annual composite rate of return on cash and investments declined by approximately 30 basis points as a result of the general economic environment and prevailing interest rates. Third, average cash balances declined in 2003 principally as a result of the cash paid in connection with the Mercator acquisition.
      Interest expense — years ended December 31, 2004, 2003 and 2002. Interest expense for the years ended December 31, 2004, 2003 and 2002 relates principally to interest on capital leases.
      Gain on sale of database business, net of adjustments — years ended December 31, 2004, 2003 and 2002. During the quarter ended September 30, 2001, we completed the IBM Transaction. In connection with this sale of our database business assets to IBM, a gain of $865.7 million was recorded in the year ended December 31, 2001. During 2002, we recorded a net increase of $3.0 million to the gain on sale of database business. The $3.0 million net increase was comprised of a $7.3 million increase due to the completion of the final audit of the working capital transferred to IBM partially offset by a $3.2 million payment to IBM to resolve informal matters raised by IBM related to the IBM Transaction, a $0.9 million decrease for administrative and professional fees required to dissolve subsidiaries rendered as inactive as a consequence of the IBM Transaction and a $0.2 million decrease related to adjustments to the working capital transferred to IBM. There were no adjustments to the gain during 2004 or 2003.
      Impairment of long-term investments — years ended December 31, 2004, 2003 and 2002. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As a result of our assessments, we realized a loss of $2.2 million during 2002 for declines in value that were considered other-than-temporary.
      As of December 31, 2004, the remaining book value of long-term investments was approximately $3.3 million. We did not realize a loss due to these long-term investments in 2004 or 2003, however, given the rapid changes occurring in the business sectors in which we make our strategic investments, additional impairment charges are possible in the future.
      Other, net — years ended December 31, 2004, 2003 and 2002. Other income, net, for the year ended December 31, 2004 consists of approximately $0.5 million of realized gains on investments and $1.0 million of foreign exchange gains including $0.6 million of gains due to the liquidation of two subsidiaries. We continue to liquidate various subsidiaries that were active prior to the IBM Transaction but that are no longer required for our ongoing operations and continue to evaluate our subsidiary structure as deemed appropriate to match business needs. As these subsidiaries become substantially liquidated, the cumulative translation adjustment that has been recorded on our balance sheet in connection with the historical monthly revaluation of their assets and liabilities will be recorded as other income or expense.
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
     VI. Income Taxes — Ascential Software Corporation

	Years Ended December 31,

	2004	2003	2002

	(In millions, other than
	percentages)
Income (loss) before income taxes	$16.5	$(0.5)	$(81.4)
Income tax expense (benefit)	$1.6	$(16.3)	$(17.8)
Effective tax rate	10%	*	21.9%

*	Not meaningful as a result of the large benefit recorded in relation to the loss before taxes.
      For the year ended December 31, 2004, a tax provision of $1.6 million was recorded on income of $16.5 million This provision is net of a benefit of approximately $2.4 million resulting from adjustments that were recorded to reflect the impact of closed tax audits and changes in estimates resulting from new or additional information related to certain tax accruals. The effective rate without regard to this benefit (approximately 24%) is lower than the composite U.S. federal and state statutory rate as a result of income generated in jurisdictions with lower tax rates and utilization of net operating loss carry-forwards. In addition, in the year ended December 31, 2004 we filed our tax return for 2003 and the actual tax liability for 2003 was less than the amount we had previously estimated. We are currently being audited by the Internal Revenue Service in the United States for our 2001 and 2002 tax years. The completion of the audit may result in the adjustment of our tax reserves to reflect the resolution of outstanding items in connection with the audit. We do not believe that this audit will have a material adverse effect on our business or financial condition.
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

Liquidity and Capital Resources — Ascential Software Corporation
      Total liquidity at December 31, 2004 was $480.7 million and consists of cash and cash equivalents (“Cash”) and short-term investments. At December 31, 2004, Cash was $166.4 million and short-term investments were $314.3 million. At December 31, 2003, Cash and short-term investments totaled $516.2 million and consisted of $198.7 million in cash and $317.5 million of short-term investments. The $35.5 million decrease in Cash and short-term investments for the year ended December 31, 2004 consists of net use of cash in financing activities of $25.7 million, cash used in operations of $2.5 million, other uses of cash of $10.8 million, offset by the positive effect of exchange rates on cash of $3.5 million.
      The net use of cash of $25.7 million for financing activities consisted of $31.6 million used to acquire 1.9 million shares of our common stock less $6.6 million of proceeds received through the issuance of approximately 0.6 million shares of our common stock primarily for options exercised and for purchases under our employee stock purchase plan, net of $0.6 million of payments on capital leases.
      Cash used for operations during 2004 included cash payments of $18.6 million related to merger, realignment and other costs. These payments consist of $14.5 million of cash payments related to the Mercator acquisition, $3.4 million of cash payments related to the IBM Transaction and $0.7 million due to various restructuring actions we took during 2002 and 2003. During the year ended December 31, 2004, cash payments for severance paid to former Mercator employees totaled $8.8 million and cash payments related to Mercator facilities that are no longer in use amounted to $5.7 million. Barring unforeseen circumstances, we anticipate that substantially all severance payments and related employee costs of $0.3 million due to the purchase of Mercator will be paid out by the end of 2005. If we are unable to negotiate termination of our lease obligations for the Mercator facilities before the end of the respective lease terms, the Mercator facility exit costs will continue until the termination of the leases which expire at various dates through 2012. Barring unforeseen circumstances, we do not expect future charges related to undiscounted Mercator lease obligations, excluding estimated sublease income, to exceed $18.3 million, the maximum remaining unaccrued obligation under existing contractual lease terms. In addition, during the year ended December 31, 2004, we made $3.4 million in cash payments, net of cash received from sublease arrangements, for facilities costs related to the Company’s vacant, or partially vacant facilities as a result of the IBM Transaction. These payments are expected to continue until we can negotiate termination of the lease obligations or until the leases expire at various dates from 2005 through 2008. Cash payments of $0.7 million related to our restructuring actions taken during 2002 and 2003. Remaining severance for these actions is expected to be paid by the end of 2005.
      On June 30, 2004, we entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of up to $10.0 million of trade accounts receivable. In the year ended December 31, 2004, we received approximately $14.6 for the sale of accounts receivable under this agreement, which positively impacted our days sales outstanding (DSO). This arrangement is a means of accelerating cash collections in a manner that we believe is more cost-effective than offering early payment discounts. Trade receivables that were sold during the year ended December 31, 2004, and not yet collected, amounted to $7.2 million and are excluded from our trade accounts receivable at December 31, 2004. The fees, losses and other amounts related to the Company’s sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.
      The net $10.8 million of other uses of Cash and short term investments during 2004 related primarily to cash expenditures of $4.6 million for property and equipment, additions to software development costs of $9.6 million and purchases of strategic investments of $1.1 million and other items totaling $2.3 million. These uses were offset by cash received of $6.8 million in connection with the sale of the rights to our Key/ Master data entry software product line, formerly owned by Mercator (see Note 12 to the Consolidated Financial Statements).
      During the year ended December 31, 2004, capital expenditures totaled $4.6 million. We currently plan to continue to invest in research and development activities as well as sales and marketing and product support. Our investment in property and equipment is expected to continue, barring unforeseen circumstances, as we purchase computer systems for research and development, sales and marketing, and support and administrative staff.

      As of December 31, 2004, we did not have any significant long-term debt or significant commitments for capital expenditures. We believe that our current Cash and short-term investments balances will be sufficient to meet our working capital requirements and fund our research and development initiatives for at least the next twelve months. We also believe that we will have sufficient resources to continue to fund any repurchases of common stock under the announced $350.0 million stock repurchase program, and to fund the costs of current and future facilities, severance and other obligations associated with the IBM Transaction in addition to current and future restructuring initiatives.
      The following table presents our contractual obligations as of December 31, 2004 (in millions):

		Payments Due By Period

		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	0.6	0.5	0.1	—	—
Operating leases	87.8	19.4	28.8	16.2	23.4
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$88.4	$19.9	$28.9	$16.2	$23.4
      Obligations under operating leases exclude $48.7 million of minimum lease payments for a 200,000 square foot facility in Santa Clara, California that we leased in November 1996. We assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997. We remain contingently liable for minimum lease payments through March 2013 under this assignment which are included in the table of commercial commitments below.
      The following table presents our other commercial commitments as of December 31, 2004 (in millions):

		Amount of Commitment
		Expiration Per Period

		Less Than	1-3	4-5	After
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

Standby letters of credit	$4.1	$—	$1.4	$—	$2.7
Guarantees	48.7	5.3	11.2	11.6	20.6

Total contractual cash obligations	$52.8	$5.3	$12.6	$11.6	$23.3
      In May 2002 and November 2003, we entered into standby letters of credit that expire by May 2006 and November 2007, respectively, and guarantee $1.4 million of potential tax payments related to certain payments made to two of our former officers. These potential tax payments, which have been partially reserved based on management’s assessment of the potential payments relate to severance paid to these former officers in accordance with a change in control agreement that was triggered as part of the IBM Transaction. Payment under the standby letter of credit would be due upon final assessment of this tax liability. In addition, we were also required to enter into standby letters of credit to guarantee approximately $0.2 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from our bank if we were to default on our lease payment obligations.
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

      Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio consisting mainly of debt securities with an average maturity of less than two years. We do not use derivative financial instruments in our investment portfolio and we place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2004, the fair value of the portfolio would decline by approximately $1.3 million. Although we intend to utilize our fixed income investments to fund operations and acquisitions as needed, we currently have the ability to hold our fixed income investments until maturity and believe that the effect, if any, of potential near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.
      Equity Security Price Risk. We hold a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 10 percent would have an immaterial impact on the value of these securities in 2004.
      Foreign Currency Exchange Rate Risk. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and potential settlement date of the underlying transactions. As these contracts are not designated as hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recorded in earnings to other income (expense), net at the time of purchase, and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses in the period in which they occur. We operate in certain countries in Eastern Europe and Asia/ Pacific and are winding down operations in Latin America where there are limited forward foreign currency exchange markets and thus we may have un-hedged exposures in these currencies.
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
      The table below provides information about our foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount) and the contract forward exchange rates. Since these contracts were entered into on the last day of 2004 the contract forward rate and the market forward rate are the same. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2004, we had accrued, as a component of other current assets on our consolidated balance sheet, a gain of $1.4 million related to the fair market value of forward currency contracts that had closed as of December 31, 2004 but were not settled until January 4 and January 5, 2005.

     Forward Contracts

	Contract	Contract
At December 31, 2004	Amount	Rate

	(In thousands)
Forward currency to be sold under contract:
Swiss Franc	$4,374	1.1284
Singapore Dollar	1,651	1.6328
Korean Won	2,107	1039.00
Norwegian Krone	1,984	6.0228
Brazilian Real	1,399	2.7950
Euro	3,874	1.363
Czech Koruna	1,984	22.352

Total	17,373
Forward currency to be purchased under contract:
British Pound	20,141	1.91991
British Pound	19,111	1.91100
Other (individually less than $1 million)	1,814

Total	41,066

Grand Total	$58,439

Recent Accounting Pronouncements
      See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.
Subsequent Event
      On March 13, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IBM and Ironbridge Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”) pursuant to which IBM will acquire all the Company’s outstanding equity interests. In accordance with the Merger Agreement, the Company will merge (the “Merger”) with and into Sub, with the Company continuing as the surviving corporation. The merger consideration will consist of $18.50 in cash per share of the Company’s Common Stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than shares held by the Company or IBM which will be canceled and retired, Appraisal Shares and Restricted Shares, each as defined in the Merger Agreement).
      The transaction has been approved by the Company’s board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. Following the merger, the Company will delist from the Nasdaq National Market and deregister, and no longer file reports, under the Securities Exchange Act of 1934, as amended. The Company expects the transaction to close in the second quarter of 2005.
Factors That May Affect Future Results

Changes in stock option accounting rules may have a significant adverse affect on our operating results.
      We have a history of using broad based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
      In December 2004, the Financial Accounting Standards Board published “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies are required, under Statement 123(R), to use one of two valuation models that may involve extensive and complex analysis. Statement 123(R) will be effective for us beginning on July 1, 2005, which is the first day of the third quarter of our 2005 fiscal year. We are in the process of reviewing Statement 123(R) to determine which model is more appropriate for us. While we continue to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations, we currently expect that our adoption of Statement 123(R) will adversely affect our operating results in future periods. For example, if Statement 123(R) had applied to our operating results for 2004, we would have recognized additional expense of approximately $33.7 million, which would have decreased our diluted net earnings (loss) per common share for 2004 from $0.25 to $(0.18).

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
      We must continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our documentation and testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act for continuing compliance with the requirements of Section 404. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we and/or our independent registered public accounting firm may not be able to conclude at each fiscal year-end that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, we may incur increased costs in order to address the requirements of Section 404 and other provisions of the Sarbanes-Oxley Act, as well as other newly proposed or enacted rules of the Securities and Exchange Commission and the NASDAQ stock market. The extent and timing of incurrence of any such costs is difficult to predict. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If, in any year, we and/or our independent auditors cannot attest that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, our business and operating results could be harmed and result in a negative market reaction.

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
      If the growth rates for the enterprise data integration market decline for any reason, there will be a decrease in demand for our products and services, which would have a material adverse effect on our financial results. We have invested substantial resources in developing data integration products and services to compete in this market. The market for these products and services is evolving, and its growth depends upon an increasing need to store and manage complex data and upon broader market acceptance of our products as a solution for this need. Declining demand for our products and services could threaten our ability to sustain our present level of operations and meet our expectations for future growth. There can be no assurance that our investments in research and development to address changing market requirements will yield the desired results.

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
      The enterprise integration software market is extremely competitive and subject to rapid technological change with frequent new product introductions and enhancements. Our primary competitors in the market include in-house hand-coded solutions, vendors that develop and market certain aspects of the data integration requirement such as Informatica and Pervasive Software and certain business intelligence vendors who have embedded limited data transformation and loading capabilities into their offerings such as SAS (DataFlux) and Business Objects. Other vendors that offer ETL functionality include, among others, Microsoft and Oracle. We also face competition from private companies such as ETI, as well as various enterprise software vendors who have embedded ETL capabilities such as SAP, and companies’ own internal development resources. Competitors for Ascential ProfileStage, our data profiling offering, include Trillium, which was purchased by Harte-Hanks, CSI, which recently purchased Evoke, and SAS, which has built profiling capabilities around their DataFlux product line, among others. Competitors for Ascential QualityStage, our data quality offering, include Firstlogic, Group One, SAS DataFlux and Trillium, among others. We believe that there is no single competitor that competes across the full range of our enterprise data integration platform at present. We believe that we are a strong competitor in the market with each of our data integration component products, and a recognized leader in providing end-to-end enterprise data integration. On occasion we also compete with combinations of vendors, as they seek to match the scope of the Ascential Enterprise Integration Suite. These competitors may be able to respond more quickly than we can to new or emerging technologies, evolving markets and changes in customer requirements. In addition, market consolidations could create more formidable competitors.

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
      International sales represent approximately 53% of our total revenue for the year ended December 31, 2004. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could adversely affect our ability to sell our products internationally and, therefore, our profitability, including the following:

•	Difficulties in staffing and managing international operations,

•	Problems in collecting accounts receivable,

•	Longer payment cycles,

•	Fluctuations in currency exchange rates,

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

•	Uncertainties relative to regional, political, economic and environmental circumstances,

•	Recessionary environments in domestic or foreign economies and

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by countries, and other changes in applicable foreign laws.

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
      We are party to real estate leases worldwide for a total of approximately 498,000 square feet. At December 31, 2004, we actively utilized approximately 56% of this space, or 278,000 square feet. We retain unoccupied space as a result of the IBM Transaction and the Mercator acquisition. At December 31, 2004 approximately 32%, or 157,000 square feet is currently unoccupied. Approximately 12% or 63,000 square feet of this unoccupied space is sublet to a third party.
      At December 31, 2004, we had a restructuring reserve of $32.3 million associated with these leases comprised of $30.3 million for lease obligations and $2.0 million for restoration costs related to the disposition of this space as of December 31, 2004. In establishing this reserve, we assumed that we will be able to sublet the available space and receive approximately $24.7 million of sublease income relating to this space, $3.7 million for properties already sublet and $21.0 million from properties where a sublet is anticipated. We may not be able to sublet this space on the assumed terms and restoration costs may exceed our estimates. If we are unable to sublet this space on the assumed terms, or if restoration costs exceed our estimates, there may be an adverse effect on our operating results of up to $19.9 million resulting from additional restructuring costs.

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
      The information required by this item is set forth in our Financial Statements and Notes thereto beginning at page F-1 of this report, as set forth in the index at Item 15(a)(1) below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      Management’s report on our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in our Financial Statements and Notes thereto beginning at page F-2 and are incorporated herein by reference.
      Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2004 the following changes in internal control over financial reporting were made that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting:
      Internal controls surrounding the calculation of pro forma stock compensation expense in accordance with SFAS 123 were improved. The following procedures were implemented and operated effectively in the fourth quarter of 2004; as a result, certain adjustments to our previously reported pro forma stock compensation amounts were identified (See Note 1 to the Consolidated Financial Statements):

•	Completed review of all cumulative vesting data included in the pro forma stock compensation calculations

•	Formalized policy with respect to the method utilized to calculate the after tax pro forma stock compensation

•	Expanded review and analysis of assumptions used in the calculation

•	Tested arithmetic accuracy of the calculations
      Internal controls surrounding accounting for international tax obligations were improved. The following procedures were implemented and operated effectively in the fourth quarter of 2004:

•	Formalized tax payment reporting by foreign subsidiaries to the Corporate Tax Manager

•	Expanded tax reporting packages submitted by foreign subsidiaries to the US

•	Improved communication and reporting of differences between estimated tax provisions and actual tax obligations when tax returns are filed.
      Except as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
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
      Certain information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers.” The remaining information required by Item 10 of this Form 10-K is incorporated by reference to our definitive proxy statement under the captions “Election of Directors”, “Board and Committee Meetings”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics”.

Item 11.	Executive Compensation
      The information required by Item 11 of this Form 10-K is incorporated herein by reference to our definitive proxy statement under the caption “Executive Compensation”. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive proxy statement is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
      The following table provides information about common stock authorized for issuance under our equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued Upon	Weighted Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding	Plans (Excluding
	Warrants and	Options, Warrants	Securities Reflected
Plan Category	Rights(1)	and Rights	in Column (a))(2)

Equity compensation plans approved by security holders	4,405,801	$22.04	3,790,587	(3)
Equity compensation plans not approved by security holders	5,655,215	$16.51	2,587,426

Total	10,061,016	$18.93	6,378,013

(1)	This table excludes an aggregate of 1,588,242 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $23.45.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2004, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 1,169,854 shares issuable under our 1997 Employee Stock Purchase Plan as of December 31, 2004.
Equity Compensation Plans Not Approved by Stockholders
      Presently, the Company grants stock option awards under two equity compensation plans that are not approved by the stockholders — the 1997 Non-Statutory Stock Option Plan (as amended, the “1997 Plan”) and the Amended and Restated 1998 Non-Statutory Stock Option and Award Plan (the “1998 Plan”). The following descriptions of the material terms of the plans are qualified in their entirety by reference to the 1997 Plan and the 1998 Plan.
1997 Non-Statutory Stock Option Plan

General
      In July 1997, the Board of Directors adopted the 1997 Plan for the purposes of granting non-statutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentives to employees and promoting the success of the Company’s business. Under the 1997 Plan, we are currently authorized to grant non-statutory stock options to purchase an aggregate of 425,000 shares of common stock.

      The 1997 Plan is administered by a committee of the Board of Directors (the “1997 Committee”). The members of the 1997 Committee are appointed from time to time by, and serve at the pleasure of, the Board of Directors. At present, the 1997 Committee is made up of the members of our Compensation Committee.
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

Eligibility
      The 1997 Plan provides that non-statutory stock options may be granted to employees (including officers and directors who are also employees) and consultants (including advisors) of the Company and its subsidiaries; provided, however, that options may only be granted to officers and employee directors of the Company as an inducement essential to their entering into an employment contract with the Company.

Amendment and Termination
      Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, the Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1997 Plan or any part of it; however, no such amendment, alteration, suspension or termination may impair the rights of any option holder without the consent of the option holder. The 1997 Plan is effective for a term of 10 years and will terminate on July 22, 2007, unless terminated earlier by the Board of Directors.

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
Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

General
      In July 1998, the Board of Directors adopted the 1998 Plan for the purposes of granting non-statutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentive to employees and consultants and promoting the success of the Company’s business. In June 2003, the 1998 Plan was amended to provide for the issuance of restricted stock awards to employees and consultants of the Company. Under the 1998 Plan 8,125,000 shares of common stock are authorized for issuance.
      The 1998 Plan is presently administered by a committee of the Board of Directors (the “1998 Committee”). The members of the 1998 Committee are appointed from time to time by, and serve at the pleasure of, the Board of Directors. At present, the Compensation Committee administers the 1998 Plan. The Compensation Committee has delegated authority to administer the 1998 Plan to a Stock Option Committee of which the Company’s Chairman of the Board of Directors and Chief Executive Officer, Peter Gyenes, is the sole member. The Stock Option Committee has the authority to select the employees, other than officers (as defined) and directors, to whom options may be granted under the 1998 Plan. At each regularly scheduled meeting of the Board of Directors and of the Compensation Committee, all such option grants by the Stock Option Committee issued since the prior scheduled meeting are reviewed. In addition, the Company’s current practice is to have the Compensation Committee and/or the Board of Directors determine, authorize and approve annual executive option grants.
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

Eligibility
      The 1998 Plan provides that non-statutory stock options and restricted stock may be granted to employees (including officers) and consultants (including advisors).

Amendment and Termination
      Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, the Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1998 Plan or any part it; however, no such amendment, alteration, suspension or termination shall impair the rights of any option holder without the consent of the option holder. The 1998 Plan is effective for a term of 10 years and will terminate on July 17, 2008, unless terminated earlier by the Board of Directors.

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
      The information required by Item 14 of this Form 10-K is incorporated herein by reference to our definitive proxy statement under the captions “Audit Fees” and “Pre-Approval Policy and Procedures”.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules
      The following are filed as a part of this Annual Report and included in Item 8:

(a)(1)	Financial Statements

(a)(2)	Financial Statements Schedules
      All schedules are not submitted because they are not applicable, not required, or the information is included in our Consolidated Financial Statements and related Notes to Consolidated Financial Statements.
(a)(3) Exhibits

2	.1(2)	Agreement and Plan of Merger, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.
2	.2(14)	Merger Agreement, dated as of March 12, 2002, among the Registrant, Venus Acquisition Corporation and Vality Technology Incorporated
2	.3(24)	Agreement and Plan of Merger, dated as of March 13, 2005, among International Business Machines Corporation, Ironbridge Acquisition Corp., and Ascential Software Corporation
3	.1(3)	Restated Certificate of Incorporation, as amended
3	.2(22)	Certificate of Amendment to Restated Certificate of Incorporation, as amended
3	.3(4)	Second Amended and Restated Bylaws of Ascential Software Corporation
3	.4(5)	Certificate of Designation of Series B Convertible Preferred Stock
4	.1(6)	First Amended and Restated Rights Agreement, dated as of August 12, 1997, between the Registrant and BankBoston N.A., including the form of Rights Certificate attached thereto as Exhibit A
4	.2(6)	Amendment, dated as of November 17, 1997, to the First Amended and Restated Rights Agreement between the Registrant and BankBoston, N.A.
4	.3(7)	Amendment No. 2 to the First Amended and Restated Rights Agreement, dated as of April 26, 2002, between the Registrant and EquiServe Trust Company, N.A.
4	.4(25)	Amendment No. 3 to the First Amended and Restated Rights Agreement, dated March 13, 2005, between the Registrant and EquiServe Trust Company, N.A.
10	.1(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Gyenes
10	.2(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Peter Fiore
10	.3(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Scott N. Semel

10	.4(4)(†)	Change in Control Agreement, dated as of April 22, 2003, between the Registrant and Robert C. McBride
10	.5(8)(†)	Form of Indemnity Agreement to which the Registrant is a party with each of its directors and executive officers
10	.6(9)(†)	Part-Time Employment and Transition Agreement between the Registrant and Peter Gyenes
10	.7(10)(†)	Offer of Employment Letter, dated July 31, 2000, between the Registrant and Peter Gyenes
10	.8(11)	Settlement Agreement, effective January 11, 2000, between the Registrant and the Securities and Exchange Commission
10	.9(12)(†)	Offer of Employment Letter, dated June 13, 2001, between the Registrant and Robert C. McBride
10	.10(12)(†)	Offer of Employment Letter, effective July 25, 2001, between the Registrant and Scott Semel
10	.11(12)(†)	Form of Offer of Employment Letter for officers of the Registrant
10	.12(13)	Master Purchase Agreement, dated as of April 24, 2001, among Informix Corporation, Informix Software, Inc. and International Business Machines Corporation
10	.13(12)	Lease, dated May 3, 1994, between VMark Software, Inc. and 50 Washington Street Associates L.P. for office space at 50 Washington Street, Westborough, Massachusetts
10	.14(12)	Amendment of Lease, dated March 27, 1998, between Ardent Software, Inc. (formerly VMark Software, Inc.) and Fifty Washington Street Limited Partnership for office space at 50 Washington Street, Westborough, Massachusetts
10	.15(12)	Agreement, dated March 12, 2001, among the Registrant, Informix Software, Inc., Ascential Software, Inc. and Fifty Washington Street Limited Partnership regarding Lease for office space at 50 Washington Street, Westborough, Massachusetts
10	.16(15)(†)	Second Restated 1994 Stock Option and Award Plan
10	.17(15)(†)	Second Restated 1989 Outside Directors Stock Option Plan
10	.18(15)(†)	Second Restated 1997 Employee Stock Purchase Plan
10	.19(15)(†)	Amended and Restated 1998 Non-Statutory Stock Option and Award Plan
10	.20(18)(†)	1997 Non-Statutory Stock Option Plan
10	.21(20)(†)	Amendment to 1997 Non-Statutory Stock Option Plan
10	.22(17)(†)	TSI International Software Inc. 1993 Stock Option Plan
10	.23(17)(†)	1996 Novera Software Inc. Stock Option Plan
10	.24(17)(†)	Mercator Software, Inc. 1997 Equity Incentive Plan
10	.25(21)(†)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Gyenes
10	.26(21)(†)	Amended and Restated Change of Control and Severance Agreement, dated as of May 1, 2002, between the Registrant and Peter Fiore
10	.27(21)(†)	Amended and Restated Change of Control and Severance Agreement, dated as of March 8, 2002, between the Registrant and Robert C. McBride
10	.28(23)(†)	Form of Stock Option Agreement pursuant to Second Restated 1994 Stock Option and Award Plan
10	.29(23)(†)	Form of Nonqualified Stock Option Agreement pursuant to Second Restated 1989 Outside Directors Stock Option Plan
10	.30(23)(†)	Form of Stock Option Agreement pursuant to Amended and Restated 1998 Non-Statutory Stock Option and Award Plan
10	.31(1)(†)	Form of Notice of Restricted Stock Grant
21	.1(1)	Subsidiaries of the Registrant
23	.1(1)	Consent of PricewaterhouseCoopers LLP
23	.2(1)	Consent of KPMG LLP
24.1		Power of Attorney (set forth on signature page)

31	.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(16)	Stock Tender Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and certain directors and executive and other officers of Mercator Software, Inc. set forth therein
99	.2(16)	Common Stock Option Agreement, dated as of August 2, 2003, by and among Ascential Software Corporation, Greek Acquisition Corporation and Mercator Software, Inc.

(1)	Filed herewith.

(2)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 5, 2003 (File No. 000-15325)

(3)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2003 (File No. 000-15325)

(4)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2003 (File No. 000-15325)

(5)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on December 4, 1997 (File No. 000-15325)

(6)	Incorporated by reference to exhibit filed with the amendment to the Registrant’s registration statement on Form 8-A/ A filed with the Commission on September 3, 1997 (File No. 000-15325)

(7)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registrant’s registration statement on Form 8-A/ A filed with the Commission on May 1, 2002 (File No. 000-15325)

(8)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 27, 2003 (File No. 000-15325)

(9)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2000 (File No. 000-15325)

(10)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2000 (File No. 000-15325)

(11)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2000 (File No. 000-15325)

(12)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on April 1, 2002 (File No. 000-15325)

(13)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 10, 2001 (File No. 000-15325)

(14)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on May 15, 2002 (File No. 000-15325)

(15)	Incorporated by reference to exhibit filed with the Registrant’s registration statement on Form S-8 filed with the Commission on December 5, 2003 (File No. 333-110970)

(16)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on August 5, 2003 (File No. 000-15325)

(17)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 12, 2003 (File No. 333-108782)

(18)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 31, 1998 (File No. 000-15325)

(19)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on April 3, 2003 (File No. 000-15325)

(20)	Incorporated by reference to exhibit filed with the Registrant’s annual report on Form 10-K filed with the Commission on March 16, 2004 (File No. 000-15325)

(21)	Incorporated by reference to exhibit filed with the Registrant’s quarterly report on Form 10-Q filed with the Commission on August 14, 2002 (File No. 000-15325)

(22)	Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q filed with the Commission on August 9, 2004 (File No. 000-15325)

(23)	Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q filed with the Commission on November 9, 2004 (File No. 000-15325)

(24)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K filed with the Commission on March 14, 2005 (File No. 000-15325)

(25)	Incorporated by reference to exhibit filed with Amendment No. 6 to the Registrant’s registration statement on Form 8-A/A filed with the Commission on March 14, 2005 (File No. 000-15325)

(†)	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascential Software Corporation

By:	/s/ Peter Gyenes

Peter Gyenes
Chief Executive Officer and
Chairman of the Board of Directors
Date: March 16, 2005
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

Signature	Title	Date

/s/ Peter Gyenes Peter Gyenes	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005

/s/ Robert C. McBride Robert C. McBride	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ Robert M. Morrill Robert M. Morrill	Director	March 16, 2005

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Director	March 16, 2005

/s/ David J. Ellenberger David J. Ellenberger	Director	March 16, 2005

/s/ William J. Weyand William J. Weyand	Director	March 16, 2005

ASCENTIAL SOFTWARE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ascential Software Corporation:
      We have completed an integrated audit of Ascential Software Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ascential Software Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ascential Software Corporation
      We have audited the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ascential Software Corporation for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
Boston, Massachusetts
January 29, 2003

ASCENTIAL SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$166,355	$198,668
Short-term investments	314,351	317,581
Accounts receivable, net	56,607	42,034
Recoverable income taxes	3,642	1,276
Deferred income taxes	732	—
Other current assets	16,035	22,035

Total current assets	557,722	581,594
Property and equipment, net	10,009	11,186
Software development costs, net	16,542	14,794
Long-term investments	3,314	2,301
Goodwill	325,457	324,327
Intangible assets, net	11,453	19,863
Deferred income taxes	—	1,392
Other assets	10,576	10,622

Total assets	$935,073	$966,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,715	$16,878
Accrued expenses	22,474	14,433
Accrued employee compensation	21,322	24,207
Income taxes payable	48,405	62,327
Deferred revenue	45,295	41,106
Accrued merger, realignment and other charges	32,856	46,705
Deferred income taxes	—	594
Other current liabilities	2,224	1,585

Total current liabilities	183,291	207,835
Other long term liabilities	709	558

Total liabilities	184,000	208,393

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $.01 per share — 5,000,000 shares authorized; no shares issued or outstanding at both December 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share — 125,000,000 shares authorized; 69,078,000 and 68,478,000 shares issued and 58,820,000 and 60,085,000 shares outstanding at December 31, 2004 and 2003, respectively	691	685
Additional paid-in capital	655,764	647,199
Treasury stock, 10,258,000 and 8,393,000 shares at December 31, 2004 and 2003, respectively, at cost	(130,069)	(98,454)
Retained earnings	232,999	218,048
Deferred compensation	(361)	(1,779)
Accumulated other comprehensive loss	(7,951)	(8,013)

Total stockholders’ equity	751,073	757,686

Total liabilities and stockholders’ equity	$935,073	$966,079

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues
Licenses	$110,241	$92,550	$59,611
Services	161,638	93,036	53,407

	271,879	185,586	113,018

Costs and expenses
Cost of licenses	16,833	15,291	18,350
Cost of services	70,098	40,050	33,089
Sales and marketing	110,646	79,950	73,080
Research and development	39,259	27,515	24,044
General and administrative	28,168	30,838	41,054
Write-off of acquired in-process research and development	—	2,000	1,170
Merger, realignment and other charges	823	3,857	23,669

	265,827	199,501	214,456

Operating income (loss)	6,052	(13,915)	(101,438)
Other income (expense)
Interest income	9,124	11,129	20,194
Interest expense	(169)	(207)	(84)
Gain on sale of database business	—	—	3,040
Impairment of long-term investments	—	—	(2,187)
Other, net	1,514	2,502	(929)

Income (loss) before income taxes	16,521	(491)	(81,404)
Income tax expense (benefit)	1,570	(16,296)	(17,831)

Net income (loss)	$14,951	$15,805	$(63,573)

Net income (loss) per common share
Basic	$0.25	$0.27	$(1.03)

Diluted	$0.25	$0.26	$(1.03)

Shares used in per share calculations
Basic	59,208	58,409	61,931

Diluted	60,633	59,703	61,931

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$14,951	$15,805	$(63,573)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	14,327	10,008	10,013
Amortization of capitalized software development costs	7,815	7,109	6,557
Write-off of long-term investments	—	—	2,188
Write-off of capitalized software development costs	—	—	5,200
Write-off of acquired in process research and development	—	2,000	1,170
Foreign currency transaction (gains) losses	2,940	(1,242)	1,561
Gain on sales of available for sale securities	(387)	(1,884)	—
(Gain) loss on disposal of property and equipment	(8)	49	800
Provisions (recoveries) for losses on accounts receivable	(364)	971	2,426
Merger, realignment and other charges	823	3,857	23,669
Gain on sale of database business	—	—	(3,040)
Stock-based employee compensation	907	1,045	245
Changes in operating assets and liabilities, net of impact of acquisitions and disposals:
Accounts receivable	(12,140)	(2,370)	396
Other assets	(512)	3,282	7,513
Accounts payable, accrued expenses and other liabilities	(31,069)	(51,236)	(81,025)
Deferred income taxes	(2,192)	(4,283)	(6,252)
Deferred revenue	2,392	2,121	1,662

Net cash and cash equivalents used in operating activities	(2,517)	(14,768)	(90,490)

Cash flows from investing activities
Investments of excess cash:
Purchases of available-for-sale securities	(718,151)	(958,091)	(552,994)
Maturities of available-for-sale securities	463,856	571,314	341,364
Sales of available-for-sale securities	255,621	357,013	195,965
Purchases of long term investments	(1,125)	(1,375)	—
Purchases of property and equipment	(4,639)	(3,549)	(2,950)
Proceeds from sale of a product line and the database business	6,800	109,328	11,000
Additions to software development costs	(9,563)	(7,779)	(10,962)
Business combinations, net of cash acquired	(478)	(94,947)	(100,473)

Net cash and cash equivalents used in investing activities	(7,679)	(28,086)	(119,050)

Cash flows from financing activities
Proceeds from issuance of common stock, net	6,550	27,737	2,638
Acquisition of common stock	(31,615)	—	(74,162)
Extinguishment of debt	—	(9,081)	—
Fees paid to execute one-for-four reverse stock split	—	(203)	—
Principal payments on capital leases	(593)	(389)	—

Net cash and cash equivalents provided by (used in) financing activities	(25,658)	18,064	(71,524)

Effect of exchange rate changes on cash and cash equivalents	3,541	6,907	8,308

Decrease in cash and cash equivalents	(32,313)	(17,883)	(272,756)
Cash and cash equivalents at beginning of year	198,668	216,551	489,307

Cash and cash equivalents at end of year	$166,355	$198,668	$216,551

See Notes to Consolidated Financial Statements.
See supplemental cash flow data in Note 1 to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained		Other
	Common Stock		Additional	Treasury Stock		Earnings		Comprehensive
			Paid-In			(Accumulated	Deferred	Income
	Shares	Amount	Capital	Shares	Amount	Deficit)	Compensation	(Loss)	Totals

	(In thousands)
Balance at December 31, 2001	65,948	$659	$598,307	(1,860)	$(25,464)	$265,816	$(549)	$(18,973)	$819,796
Net loss						(63,573)			(63,573)
Amortization of deferred compensation							314		314
Other comprehensive income								7,600	7,600
Exercise of stock options	148	2	1,247						1,249
Common stock issued under employee stock purchase plan	190	2	1,384						1,386
Tax benefit from issuances under employee stock benefit plans			586						586
Stock issued to former Vality Chief Executive Officer under restricted stock agreement	75	1	989						990
Repurchase of common stock				(6,633)	(74,162)				(74,162)

Balance at December 31, 2002	66,361	$664	$602,513	(8,493)	$(99,626)	$202,243	$(235)	$(11,373)	$694,186
Net income						15,805			15,805
Other comprehensive income								3,360	3,360
Exercise of stock options	2,054	20	25,869						25,889
Common stock issued under employee stock purchase plan	164	2	1,846						1,848
Stock based compensation			690						690
Tax benefit from issuances under employee stock benefit plans			1,952						1,952
Adjustment associated with one-for-four reverse stock split, cost of execution, and repurchase of fractional shares	(1)		(203)						(203)
Deferred compensation as a result of the Mercator acquisition							(2,421)		(2,421)
Fair value of stock options exchanged in Mercator acquisition			15,703						15,703
Amortization of deferred compensation							827		827
Adjustment to deferred compensation as a result of employee terminations							50		50
Retirement of treasury stock at average cost	(100)	(1)	(1,171)	100	1,172				—

Balance at December 31, 2003	68,478	$685	$647,199	(8,393)	$(98,454)	$218,048	$(1,779)	$(8,013)	$757,686
Net income						14,951			14,951
Other comprehensive income								62	62
Exercise of stock options	394	4	3,712						3,716
Common stock issued under employee stock purchase plan	206	2	2,832						2,834
Tax benefit from issuances under employee stock benefit plans			2,242						2,242
Amortization of deferred compensation							907		907
Adjustment to deferred compensation as a result of employee terminations			(221)				511		290
Repurchase of common stock				(1,865)	(31,615)				(31,615)

Balance at December 31, 2004	69,078	$691	$655,764	(10,258)	$(130,069)	$232,999	$(361)	$(7,951)	$751,073

See Notes to Consolidated Financial Statements

ASCENTIAL SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income (loss)	$14,951	$15,805	$(63,573)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $197, tax benefit of $169, and tax expense of $1,119 for the years ended December 31, 2004, 2003 and 2002, respectively	(1,819)	(253)	1,366
Reclassification adjustment for realized (gains) losses included in net income (loss), net of tax expense of $122, tax expense of $753 and tax benefit of $641 for the years ended December 31, 2004, 2003 and 2002, respectively	(387)	(1,131)	1,602
Change in cumulative foreign currency exchange translation adjustment	2,268	4,744	4,632

Other comprehensive income	62	3,360	7,600

Comprehensive income (loss)	$15,013	$19,165	$(55,973)

See Notes to Consolidated Financial Statements.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Background of Business and Summary of Significant Accounting Policies

Organization and Operations.
      Ascential Software Corporation (“Ascential” or the “Company”) was incorporated in Delaware in 1986 and, until the third quarter of 2001, operated under the name “Informix Corporation.” During the third quarter of 2001, the Company sold to International Business Machines Corporation (“IBM”) substantially all of the assets relating to its database management systems business, including the name “Informix,” for a purchase price of $1.0 billion in cash (the “IBM Transaction” — see Note 13). In connection with the IBM Transaction, the Company changed its name to Ascential Software Corporation.
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
      The principal geographic markets for the Company’s products are North America, Europe, and Asia/Pacific. Customers include businesses ranging from medium-sized corporations to Global 2000 companies, principally in the financial services and banking, insurance, healthcare, retail, manufacturing, consumer packaged goods, telecommunications and government sectors.

Basis of Presentation.
      Reverse Stock Split. On June 17, 2003, the Company effected a one-for-four reverse stock split of its common stock. Accordingly, all share and earnings per share figures of the Company have been restated as though the reverse split had been in effect for all periods presented.
      Auction Rate Securities. In connection with preparation of the accompanying financial statements, the company concluded that it was appropriate to classify its investments in auction rate securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the company has revised the classification to exclude from cash and cash equivalents $3.9 million at December 31, 2003 and to include such amounts as marketable securities. In addition, the company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $3.9 million in 2003. This change in classification does not affect previously reported cash flows from operations or from financing activities and did not impact the financial statements as of and for the year ended December 31, 2002.
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

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Principles of Consolidation. The consolidated financial statements include the accounts of Ascential Software Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
      Foreign Currency Translation. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included in other comprehensive income (loss), a separate component of stockholders’ equity.
      For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured at the year-end exchange rates as appropriate and non-monetary assets and liabilities are re-measured at historical exchange rates. Statements of operations are re-measured at the average exchange rates during the year. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded net foreign currency transaction gains of $1.0 million for the year ended December 31, 2004, and foreign currency transaction losses of $0.9 million and $4.0 million for the years ended December 31, 2003 and 2002, respectively.
      Derivative Financial Instruments. The Company enters into foreign currency forward exchange contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable and payable denominated in foreign currencies until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. As the Company’s contracts are not designated as hedges as defined in Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are economic hedges in nature for financial reporting, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are recognized immediately in earnings as a component of other income (expense), net and changes in market value of the underlying contract are recorded in earnings as foreign exchange gains or losses. The Company operates in certain countries in Eastern Europe and Asia/Pacific, and is winding down operations in Latin America where there are limited forward currency exchange markets and thus the Company may have unhedged exposures in these currencies.
      Most of the Company’s international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on the Company’s future operating results. Although the Company takes into account changes in exchange rates over time in its pricing strategy, there would be a time lapse between any sudden or significant exchange rate movements and implementation of a revised pricing structure. This results in substantial pricing exposure due to foreign exchange volatility during the period between pricing reviews. In addition, the sales cycle for the Company’s products is relatively long, depending on a number of factors including the level of competition and the size of the transaction. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that the Company’s hedging activities will adequately protect the Company against the risks associated with foreign currency fluctuations.
      Revenue Recognition. While the Company applies the guidance of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, both issued by the American Institute of Certified Public Accountants, as well as SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, the application of these standards requires the Company to exercise judgment and use

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates in connection with the determination of the amounts of software license and services revenues recognized in each accounting period.
      The Company’s software license arrangements do not include significant modification or customization of the underlying software, and as a result, we recognize license revenue when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred (generally, FOB origin or electronic distribution), (3) the fee is fixed or determinable, and (4) collection is probable.
      The Company’s software is distributed primarily through its direct sales force; however, the Company’s indirect distribution channel continues to expand through alliances with resellers. Revenue arrangements with resellers are recognized when the above criteria are met and only when the Company receives evidence that the reseller has an order from an end-user customer. The Company typically does not offer contractual rights of return, stock balancing or price protection to its resellers, and actual product returns from them have been insignificant to date. As a result, the Company does not maintain reserves for product returns and related allowances.
      At the time of each sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. At the same time, the Company assesses whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction and its collection experience in similar transactions without making concessions, among other factors. The Company’s software license arrangements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, the Company records revenue only upon the earliest of (1) receipt of a written acceptance, (2) expiration of the acceptance period or (3) final payment.
      The Company’s software arrangements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When the Company determines that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, the Company records revenue separately for the license and service elements of these arrangements. Generally, the Company considers that a service is not essential to the functionality of the software when the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. In rare instances where an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting.
      The Company uses the residual method as prescribed in SOP 98-9 to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and education services) based on vendor-specific objective evidence (“VSOE”) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. The Company determines VSOE of the fair value of maintenance services based on a substantive maintenance renewal clause, if any, within a customer contract. Otherwise, the Company determines VSOE of the fair value of maintenance and services revenues based upon our recent pricing for those services when sold separately. The Company’s current pricing practices are influenced primarily by market conditions, product type, purchase volume, maintenance term and customer location. The Company

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reviews services revenues sold separately and maintenance renewal rates on a periodic basis and updates, when appropriate, the Company’s VSOE of fair value for such services to ensure that it reflects our recent pricing experience. Significant incremental discounts offered in multiple-element arrangements that would be characterized as separate elements are infrequent and are allocated to software license revenues under the residual method.
      Maintenance services include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis. It is uncommon for the Company to offer a specified upgrade to an existing product; however, in such instances, all revenue of the arrangement is deferred until the specified upgrade is delivered.
      When consulting is sold separately or qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-priced contracts are generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, the Company estimates the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting in the current period the earnings applicable to performance in prior periods. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of services revenue.
      Education and training services include on-site training, classroom training, and computer-based training and assessment. Education and training revenues are recognized as the related training services are provided.
      Deferred revenue and the corresponding accounts receivable on certain service agreements billed during the last month of the year are not recorded because they are attributable to future periods.
      Allowance for Doubtful Accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances for doubtful accounts are provided for based on historical collection experience.
      Software Development Costs. The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. This statement requires that, once technological feasibility of a developing product has been established, all subsequent costs incurred in developing that product to a commercially acceptable level must be capitalized and amortized ratably over the expected economic life of the product. The Company typically uses the completion of a detailed program design as the milestone in determining technological feasibility. In accordance with SFAS 86, the Company achieves technological feasibility for each product upon completion of a detailed program in which (1) the Company has established that the necessary skills, hardware and software technology are available to the Company to produce the product, (2) the completeness of the detailed program design has been confirmed by documentation and tracing the design to product specifications, and (3) the detailed program design has been reviewed for high-risk development issues (for example, novel, unique, unproven function and features or technological innovations), and any uncertainties related to

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identified high-risk development issues have been resolved through coding and testing. Capitalized software costs also include amounts paid for purchased software and outside development on products that have reached technological feasibility. All capitalized software development costs are amortized as cost of licenses on a straight-line basis, or on the basis of each product’s projected revenue, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be three years. The Company recorded amortization of $7.8 million, $7.1 million and $6.6 million in 2004, 2003 and 2002, respectively, in cost of licenses. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for all products to the net of estimated future gross revenues for all products less the estimated future cost of completing, maintaining, supporting and disposing of all products. No impairment charges were booked in 2004 or 2003 in conjunction with the Company’s recoverability assessments. During 2002, the Company terminated two products resulting in impairment charges totaling $5.2 million related to software development costs that were previously capitalized (see Note 14).
      The Company accounts for the costs of computer software developed or obtained for internal use in accordance with the SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs incurred to develop software for internal use are capitalized. During the years ended December 31, 2004, 2003 and 2002, the Company capitalized $0.1 million, $0.6 million and $0.6 million, respectively, under SOP 98-1. Costs capitalized in 2004, 2003 and 2002 are amortized over the estimated useful life of the software developed, which is generally three years. The net book value of costs capitalized under SOP 98-1 was $0.3 million as of December 31, 2004.
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
      Businesses Acquired. The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations. The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill. Intangible assets have typically included customer relationships and existing technology, which are amortized on a straight-line basis over their estimated useful lives of three to five years and covenants not to compete, which are amortized on a straight-line basis over the life of the covenant.
      On September 12, 2003, the Company completed the acquisition of Mercator Software, Inc. (“Mercator”) pursuant to the Agreement and Plan of Merger dated as of August 2, 2003 (“Merger Agreement”). On April 3, 2002, the Company acquired Vality Technology Incorporated (“Vality”). These acquisitions are discussed further in Note 12. The acquisitions have been accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator and Vality have been included in the Company’s consolidated financial statements since the respective date of acquisition.
      Impairment of Long-Lived Assets. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets are evaluated for impairment annually on December 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these impairment tests of goodwill and indefinite-lived intangible assets, the fair value of the applicable reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.
      Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software technology, capitalized software development costs, and customer relationships) and long term investments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review certain long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.
      Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant management judgment is required in determining the provision for income taxes, deferred income taxes and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Reserves are maintained related to prior years’ income taxes for uncertainties in the tax treatment of certain items in various tax jurisdictions, particularly as they relate to disposed operations. These tax reserves are maintained until such time as the Company resolves the tax treatment of these items via the completion of tax audits, expiration of the statute of limitations for the assessment of tax, or additional factual development or discovery which results in a change in estimate.
      Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for entities that elect to voluntarily change to the fair value based method of accounting for stock based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the provisions of SFAS 148 effective December 31, 2002 and has elected to continue to account for stock-based awards to employees in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock based awards granted to employees under the terms of the Company’s various stock option plans and issued under the Company’s Employee Stock Purchase Plan (“ESPP”). All options granted under stock option plans were for a fixed number of shares and had an exercise price equal to the market value of the underlying common stock on the date of grant.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, and supersedes APB 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. The Company will adopt SFAS 123(R) starting from the third quarter of 2005. The Company expects the adoption of SFAS 123(R) to have a material adverse impact on our net income and net income per share and

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is currently in the process of evaluating the extent of such impact. However, the pro forma disclosure below approximates what would have been the impact of applying SFAS 123(R) to the historical periods presented.
      Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS 148, as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model.
      The fair value of the Company’s stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	2004	2003	2002	2004	2003	2002

Dividend rate	—	—	—	—	—	—
Expected life (years)	4.5	4.5	4.5	0.25	0.25	0.25
Expected volatility	78%	81%	85%	57%	82%	85%
Risk-free interest rate	3.4%	3.0%	3.5%	1.4%	1.0%	1.4%
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

	Years Ended December 31,

	2004	2003	2002

	(In thousands except for per share
	information)
Net income (loss) as reported	$14,951	$15,805	$(63,573)
Add:
Stock based compensation recognized in net income (loss), net of related tax effect	689	732	245
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,315)	(22,303)	(28,811)

Pro forma net loss	$(10,675)	$(5,766)	$(92,139)

Net income (loss) per common share:
Basic, as reported	$0.25	$0.27	$(1.03)
Basic, pro forma	$(0.18)	$(0.10)	$(1.49)
Diluted, as reported	$0.25	$0.26	$(1.03)
Diluted, pro forma	$(0.18)	$(0.10)	$(1.49)
      The tax rate used to calculate the pro forma stock-based employee compensation expense, net of related tax effects above, was 24%, 30% and 22% in 2004, 2003 and 2002, respectively. The rates used represent the Company’s actual effective tax rate adjusted for infrequent tax items such as the impact of in-process research and development charges and significant tax accrual adjustments. The amount of pro forma net loss for the year ended December 31, 2003 presented above differs from the amount previously reported of $(2,340) as a result of a change in the estimated tax rate applied to the pro forma stock-based compensation to be consistent with the method applied in the other years presented.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of the options granted during 2004, 2003 and 2002 were $13.53, $10.59 and $7.33 per share, respectively. The weighted-average fair value of employee stock purchase rights granted under the 1997 ESPP during 2004, 2003 and 2002 were $5.12, $4.15 and $3.80 per share, respectively.
      Concentration of Credit Risk. The Company designs, develops, manufactures, markets, and supports computer software systems to customers in diversified industries and in diversified geographic locations. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. No single customer accounted for 10% or more of the consolidated net revenues of the Company in 2004 and 2003. In 2002, IBM was responsible for 11% of total revenues and no other single customer accounted for more than 10% of total revenues.
      Cash, Cash Equivalents, Short-Term Investments, and Long-Term Investments. The Company considers liquid investments purchased with an original remaining maturity of three months or less to be cash equivalents. Investments with an original remaining maturity of more than three months but less than twelve months or investments with maturity of more than twelve months that the Company intends to sell within one year to fund current operations or acquisitions are considered to be short-term investments. All other investments are considered long-term investments. Short-term and long-term investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The company’s investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 28 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate investments in auction rate securities. All income generated from these investments has been recorded as interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company also maintains investments in certain publicly traded marketable equity securities and also classifies these as available for sale. The Company realized net gains of approximately $0.4 million, $1.1 million and $0.6 million on the sale of available-for-sale short term investments during 2004, 2003 and 2002, respectively.
      In 2004 and 2003, the Company did not recognize any gains or losses related to other than temporary declines in the market value of its available-for-sale marketable equity securities. The Company did however realize pretax losses of $2.2 million related to other than temporary declines in the market value of its available-for-sale marketable equity securities during 2002. These losses had previously been recognized as a component of accumulated other comprehensive income.
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
      The Company maintains investments in equity instruments of certain privately held, information technology companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not otherwise have significant influence over the investee. For these non-marketable investments, the Company’s policy is to periodically review for impairment based on market conditions, the industry sectors in which the investment entity operates, the viability and prospects of each entity and the continued strategic importance of the investment to the Company. When the Company determines that a decline in fair value

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
below the cost basis is other than temporary, the related investment is written down to fair value. No impairment losses were recorded in 2004, 2003 and 2002.
      Fair Value of Financial Instruments. Fair values of cash, cash equivalents, short and long term investments and foreign currency forward contracts are based on quoted market prices. The carrying value of these financial instruments approximates fair value.
      Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.
      Supplemental Cash Flow Data. The Company paid income taxes in the net amount of $11.3 million and $4.5 million in 2004 and 2003, respectively, and received income tax refunds in the net amount of $23.3 million during 2002. The Company paid interest in the amount of $0.2 million, $0.2 million and $0.1 million during 2004, 2003 and 2002, respectively.
      The Company recorded no additions to capital leases during the year ended December 31, 2004. During 2003, $0.5 million of non-cash charges were recorded for additions to capital leases. Non-cash asset write-offs of $9.1 million were recorded by the Company during the year ended December 31, 2002.

New Accounting Pronouncements.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 “Accounting for Stock-Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees.” The requirements set forth by SFAS 123(R) and their financial statement impact are discussed above in the Stock-Based Compensation section of this Note 1.
      In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, the Company is evaluating the potential effects of the Jobs Act and have not adjusted its tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.
      In March 2004, the FASB issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remained effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Balance Sheet Components

	December 31,

	2004	2003

	(In thousands)
Accounts receivable, net:
Receivables	$59,863	$46,751
Less: allowance for doubtful accounts	(3,256)	(4,717)

	$56,607	$42,034

Property and equipment, net:
Computer equipment	$25,408	$23,120
Furniture and fixtures	6,993	8,037
Assets under capital leases	2,916	3,410
Leasehold improvements	7,562	7,801

	42,879	42,368
Less: accumulated depreciation	(30,849)	(29,485)
Less: accumulated amortization on capital leases	(2,021)	(1,697)

	$10,009	$11,186

Software development costs, net:
Capitalized software development costs	$47,258	$37,695
Less: accumulated amortization	(30,716)	(22,901)

	$16,542	$14,794

Accumulated other comprehensive loss:
Cumulative foreign exchange translation adjustment	$(6,040)	$(8,308)
Unrealized gains (losses) on available-for-sale securities	(1,911)	295

	$(7,951)	$(8,013)

      Accounts receivable and the corresponding deferred revenue on certain service agreements billed during the last quarter of the year of $3.8 million and $2.4 million and remaining outstanding at December 31, 2004 and 2003, respectively, were not recorded because they are attributable to future periods. On June 30, 2004, the Company entered into a non-recourse receivables purchase agreement with a financial institution, providing for the sale of trade receivables of up to $10.0 million outstanding. The transfer of the accounts receivable are recorded as sales and accounted for in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. In the year ended December 31, 2004, the Company sold $14.9 million of accounts receivable to the financial institution. This arrangement is a means of accelerating cash collections in a manner that the Company believes is more cost-effective than offering early payment discounts. Trade receivables that were sold during the year ended December 31, 2004, and not yet collected, amounted to $7.2 million and are excluded from trade accounts receivable at December 31, 2004. The fees, losses and other amounts related to the Company’s sale and subsequent servicing of these receivables were not material to the Company’s consolidated financial statements.
      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5.9 million, $3.6 million and $5.2 million, respectively. Assets under capital lease consist primarily of computer equipment and software.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity related to the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002. Included in other adjustments in the year ended December 31, 2004 is an increase of $0.1 million of foreign exchange revaluation, with the offsetting amount related to Mercator reserves no longer deemed necessary. In the year ended December 31, 2003, other adjustments consist of an increase of $1.9 million due to the acquisition of Mercator.

	Balance at	Charged to				Balance
	Beginning	Costs and	Charged to			at End
	of Year	Expenses	Revenues	Write Offs	Other	of Year

	(In thousands)
Year ended December 31, 2004	$4,717	$(364)	$304	$(1,320)	$(81)	$3,256
Year ended December 31, 2003	$3,758	$971	$—	$(1,948)	$1,936	$4,717
Year ended December 31, 2002	$8,451	$2,426	$47	$(7,166)	$—	$3,758

Note 3 —	Financial Instruments
      The following is a summary of available-for-sale debt and marketable equity securities:

		Available-for-Sale
		Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(In thousands)
December 31, 2004
U.S. treasury securities	$41,252	$—	$(391)	$40,861
Euro dollar Time Deposit	2,352	—	—	2,352
Commercial paper, corporate bonds and medium-term notes	190,746	63	(910)	189,899
U.S. government agency bonds	165,622	4	(677)	164,949
Money Market Funds	3,007	—	—	3,007
Marketable equity securities	63	—	—	63

	$403,042	$67	$(1,978)	$401,131

Amounts included in cash and cash equivalents	86,655	63	(1)	86,717
Amounts included in short-term investments	316,324	4	(1,977)	314,351
Amounts included in long-term investments	63	—		63

	$403,042	$67	$(1,978)	$401,131

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Available-for-Sale
		Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(In thousands)
December 31, 2003
U.S. treasury securities	$31,958	$10	$(175)	$31,793
Money market mutual funds	75,241	—	—	75,241
Commercial paper, corporate bonds and medium-term notes	162,070	674	—	162,744
U.S. government agency bonds	138,796	25	(122)	138,699
Euro dollar time deposits	2,593	—	—	2,593
Marketable equity securities	97	79	—	176

	$410,755	$788	$(297)	$411,246

Amounts included in cash and cash equivalents	$93,489	$—	$—	$93,489
Amounts included in short-term investments	317,169	709	(297)	317,581
Amounts included in long-term investments	97	79	—	176

	$410,755	$788	$(297)	$411,246

      Maturities of debt securities at market value at December 31, 2004 are as follows (in thousands):

Mature in one year or less	$137,360
Mature after one year through five years	263,771

$401,131

Note 4 —	Derivative Financial Instruments
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
      The table below summarizes by currency the contractual amounts of the Company’s foreign currency forward exchange contracts at December 31, 2004 and 2003. The information is provided in U.S. dollar equivalents and presents the notional amount (contract amount). Since these contracts were entered into on the last day of 2004 and 2003, respectively, the contract forward rate and the market forward rate are the same. The Company’s foreign currency forward contracts are not accounted for as hedges, but are derivative financial instruments and are carried at fair value. All contracts mature within three months. In addition to the contracts listed below, at December 31, 2004, the Company has accrued, as a component of other current assets on the consolidated balance sheet, a gain of $1.4 million related to the fair market value of forward currency contracts that had closed as of December 31, 2004 but were not settled until January 4 and January 5, 2005. During the year ended December 31, 2004, the Company recognized gross losses on foreign

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency transactions of $1.8 million, gross gains on foreign currency transactions of $2.2 million and cumulative translation gains of $0.6 million as a result of complete or substantially complete liquidation of investments in foreign entities.

Contract
Amount

(In thousands)
At December 31, 2004
Forward currency to be sold under contract:
Swiss Franc	$4,374
Euro	3,874
Korean Won	2,107
Norwegian Krone	1,984
Czech Koruna	1,984
Singapore Dollar	1,651
Brazilian Real	1,399

17,373

Forward currency to be purchased under contract:
British Pound	39,252
Other (individually less than $1 million)	1,814

41,066

Total	$58,439

At December 31, 2003
Forward currency to be sold under contract:
Swiss Franc	$3,603
Singapore Dollar	2,059
Korean Won	2,052
Norwegian Krone	1,697
Brazilian Real	1,662
Australian Dollar	1,412
Slovak Koruna	1,244
Other (individually less than $1 million)	2,101

15,830

Forward currency to be purchased under contract:
British Pound	44,056
Euro	1,740
Other (individually less than $1 million)	2,571

48,367

Total	$64,197

      While the contract amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amount of the Company’s credit risk exposure (arising from the possible inabilities of counter parties to meet the terms of their contracts) is

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally limited to the amounts, if any, by which the counter parties’ obligations exceed the obligations of the Company as these contracts can be settled on a net basis at the option of the Company.
      As of December 31, 2004 and 2003, other than foreign currency forward exchange contracts discussed above, the Company does not currently invest in or hold any other derivative financial instruments.

Note 5 —	Stockholders’ Equity

Preferred Stock
      The Board of Directors has authorized 5,000,000 shares of preferred stock with a par value of $0.01 per share.

Common Stock
      During 2001, the Board of Directors authorized a $350.0 million stock repurchase program. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. During 2004 and 2002, the Company repurchased approximately 1.9 million and 6.6 million shares of common stock for an aggregate purchase price of approximately $31.6 and $74.2 million, respectively. The Company repurchased no shares in 2003. The Company retired 100,000 shares in 2003. As of December 31, 2004, the Company has repurchased 17.0 million shares under the program, at a total cost of $248.8 million.

Warrants
      In connection with its acquisition of Mercator, the Company assumed certain outstanding warrants convertible into 203,395 shares of common stock with exercise prices ranging from $18.77 to $50.03. On October 20, 2003 the warrants issued to Vector Capital II LP convertible into 18,848 shares of common stock were exercised upon payment to Vector of $430,000. This payment has been recorded in purchase accounting as a component of goodwill associated with the Mercator acquisition. During 2004 warrants convertible into 76,547 shares of common stock expired, unexercised. At December 31, 2004 warrants convertible into 108,000 shares of common stock are outstanding at exercise prices ranging from $40.00 to $50.03 per share.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Net Income (Loss) Per Common Share
      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2004	2003	2002

	(In thousands, except per share data)
Numerator:
Net income (loss)	$14,951	$15,805	$(63,573)

Denominator:
Denominator for basic net income (loss) per common share — Weighted-average shares outstanding	59,208	58,409	61,931
Effect of dilutive securities:
Employee stock options	1,425	1,294	—

Denominator for diluted net income (loss) per common share — adjusted weighted-average shares and assumed conversions	60,633	59,703	61,931

Basic net income (loss) per common share	$0.25	$0.27	$(1.03)

Diluted net income (loss) per common share	$0.25	$0.26	$(1.03)

      Options to purchase shares of the Company’s common stock with exercise prices below the average market price for the year ended December 31, 2002 totaling 0.2 million have been excluded from the diluted calculation as the potential common shares associated with these options are anti-dilutive due to the net loss for the period.
      The Company excluded other potential common shares for the years ended December 31, 2004, 2003 and 2002 from its diluted net income (loss) per share computation because the exercise prices of these securities were equal to or exceeded the average market value of the common stock for the same periods and, therefore, these securities were anti-dilutive. The following is a summary of the excluded potential common shares and the related exercise/conversion features:

	December 31,

	2004	2003	2002

		(In thousands)
Potentially dilutive securities:
Stock options	5,774	3,744	7,200
Range of exercise prices	$17.14-$233.29	$16.76-$341.58	$0.20-$89.00
Expiring through	April 2014	December 2013	December 2012

Warrants	108	185	—
Range of exercise prices	$40.00-$50.03	$22.28-$50.03	—
Expiring through	December 2008	December 2008	—
      Options outstanding during the year ended December 31, 2002 included options to purchase 3.2 million shares of the Company’s common stock, the terms of which were extended in 2001 in conjunction with the IBM Transaction. These options were exercised or expired as of October 29, 2002 and had exercise prices ranging from $0.80 to $112.40 per share.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Employee Benefit Plans

Option Plans
      In February 1989, the Company adopted the 1989 Outside Directors Stock Option Plan (as amended and restated, the “1989 Plan”), whereby non-employee directors are automatically granted 20,000 non-qualified stock options upon election to the Board of Directors and 15,000 non-qualified stock options annually thereafter. One-third of the options vest and become exercisable in each full year of the outside director’s continuous service as a director of the Company and are issued with an exercise price equal to fair market value of the Company’s common stock determined as of the date of grant. On June 17, 2003, stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 1989 Plan from 400,000 shares to 650,000 shares, of which 248,750 shares are reserved for future issuance as of December 31, 2004.
      In March 1994, the Company adopted the 1994 Stock Option and Award Plan (as amended and restated, the “1994 Plan”). Incentive stock options, nonqualified stock options, restricted shares, or a combination thereof, can be granted to employees, at not less than the fair market value on the date of grant and generally vest in annual installments over two to four years. The Board or a committee made up solely of outside directors, and not less than two directors, administers the 1994 Plan. At present, the compensation committee of the Board of Directors administers and grants awards under the 1994 Plan, provided that during any fiscal year of the Company, no participant shall receive stock options exercisable for more than 500,000 shares of common stock. No more than 20% of the maximum number of shares authorized for issuance under the 1994 Plan may be issued pursuant to restricted stock awards. However, the compensation committee may grant options exercisable for up to 1,000,000 shares of common stock during any fiscal year of the Company in which the individual first becomes an employee and/or is promoted from a position as a non-executive officer employee to a position as an executive officer. In April 2000, the Company’s Board of Directors approved an amendment to the 1994 Plan whereby the options are generally not exercisable until one year from the date of grant. On June 17, 2003, the stockholders of the Company approved an amendment to increase the number of shares available for issuance under the 1994 Plan from 6,000,000 shares to 8,250,000 shares, of which 2,371,983 shares are reserved for future issuance as of December 31, 2004.
      In July 1997, the Company adopted the 1997 Non-Statutory Stock Option Plan (as amended the “1997 Plan”), authorizing the grant of non-statutory stock options to employees and consultants. Terms of each option are determined by the Board of Directors or committee delegated such duties by the Board of Directors. A total of 425,000 shares have been authorized for issuance under the 1997 Plan, of which 296,250 shares are reserved for future issuance as of December 31, 2004.
      In July 1998, the Company adopted the 1998 Non-Statutory Stock Option Plan (as amended and restated, the “1998 Plan”). Options and restricted shares can be granted to employees and consultants with terms designated by the Board of Directors or committee delegated such duties by the Board of Directors. On June  27, 2003, the Board of Directors adopted an amendment to increase the number of shares available for issuance under the 1998 Plan from 5,125,000 shares to 8,125,000 shares, of which 2,291,176 shares are reserved for future issuance as of December 31, 2004. These options are issued at fair market value and generally vest over a four year period with 25% of the option shares vesting after one year and the remaining 75% of the option shares vesting in monthly increments over the following three years.
      As a result of its acquisition of Mercator in September 2003, the Company assumed all outstanding Mercator stock options. Each Mercator stock option so assumed is subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from date of grant. Each option was adjusted at a ratio of approximately 0.1795 shares of common stock for each one share of Mercator common stock, and the exercise price was adjusted by dividing the exercise price by approximately 0.1795. At the date of acquisition the fair value of the options to purchase shares of common stock of Ascential exchanged for

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mercator stock options were valued utilizing the Black-Scholes valuation model and $15.7 million was recorded as additional paid in capital in purchase accounting. Additionally, the intrinsic value of the unvested options to purchase common stock of Ascential that were issued for Mercator stock options was valued at $2.4 million and recorded in deferred compensation as discussed in Note 12.
      Following is a summary of activity for all stock option plans for the three years ended December 31, 2004:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2001	10,532,038	$22.64
Options granted	2,392,498	11.08
Options exercised	(147,670)	8.40
Options canceled	(5,576,872)	24.72

Outstanding at December 31, 2002	7,199,994	17.48
Options assumed	1,832,760	23.34
Options granted	1,963,943	16.65
Options exercised	(2,054,193)	12.60
Options canceled	(645,109)	26.65

Outstanding at December 31, 2003	8,297,395	19.07
Options granted	4,777,183	21.65
Options exercised	(373,821)	9.93
Options canceled	(1,051,499)	28.76

Outstanding at December 31, 2004	11,649,258	19.55

      The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding		Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

$0.19 to $2.18	11,272	2.53	$0.21	11,272	$0.21
$3.23 to $4.62	19,322	5.48	4.53	18,283	4.53
$5.24 to $7.74	284,351	6.99	6.42	196,842	6.44
$7.91 to $11.64	2,042,015	6.94	10.39	1,115,659	10.47
$11.88 to $17.48	3,701,303	8.35	15.12	1,218,833	15.20
$18.00 to $27.88	5,078,356	7.74	23.60	1,973,995	20.41
$28.21 to $38.17	216,207	4.76	34.48	216,039	34.49
$42.25 to $57.86	148,350	6.27	50.38	148,327	50.38
$67.03 to $95.23	114,299	5.32	69.88	114,299	69.88
$115.60 to $169.92	15,834	4.58	119.77	15,834	119.77
$217.62 to $233.29	17,949	5.39	221.54	17,949	221.54

Total	11,649,258	7.66	$19.55	5,047,332	$19.94

      At December 31, 2003 and 2002, respectively, 4,334,801 and 3,555,057 options were exercisable in connection with all stock option plans.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 1997, the Company’s stockholders approved the 1997 Employee Stock Purchase Plan (as amended and restated, the “ESPP”). A total of 2,000,000 shares have been authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The price of Common Stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the Common Stock at the beginning or at the end of each calendar quarter in which an eligible employee participates. The ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. During 2004, 2003 and 2002, the Company issued 205,562 shares, 164,080 shares and 190,250 shares, respectively, under the ESPP. On June 18, 2004 and June 17, 2003, the stockholders of the Company approved amendments to increase the number of shares available for issuance under the ESPP from 2,250,000 shares to 3,250,000 shares, and from 2,000,000 shares to 2,250,000, respectively. There were 1,169,854 shares available for grant under the ESPP at December 31, 2004.

Restricted Stock Awards
      Subsequent to December 31, 2004, the Company issued 819,000 restricted shares to certain employees and executive officers for a nominal amount. Transferability of the shares is restricted until the earlier of the achievement of specified financial growth performance milestones, a change in control or five years. Accordingly, the Company will record $11.5 million of deferred compensation in 2005 to be amortized to compensation expense as the transfer restrictions lapse.

401(k) Plan
      The Company has a 401(k) plan covering substantially all of its U.S. employees. Under this plan, participating employees may defer up to 15 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches 50 percent of each employee’s contribution up to a maximum of $2,500 annually. The Company’s matching contributions to this 401(k) plan for 2004, 2003 and 2002 were $1.1 million, $0.8 million and $1.0 million, respectively.

Other Retirement Plans
      The Company maintains a “split dollar” life insurance arrangement, assumed in a previous acquisition, with respect to three current and certain former executive officers and employees. Pursuant to these arrangements, the recipients may borrow against the excess cash surrender values of their policies over cumulative paid-in premiums. The Company is entitled to recover the amount of premiums paid by the Company upon termination of the policy or death of the recipient. Following the passage of the Sarbanes-Oxley Act of 2002, the Company ceased paying premiums on policies held by its executive officers under the split dollar plan, however the Board of Directors has voted to reimburse them for the annual premium cost. The Company has established an investment account, the future value of which is sufficient to pay the annual remaining premiums for plan participants other than the two executive officers, which are due on various dates through 2006. The Company has no plans to expand these arrangements or offer similar arrangements to additional executive officers or employees.
      The Company accounts for these policies as a defined contribution plan and expenses premiums on the policies as incurred, which represents the compensation element of the plan. In addition, since the Company controls its share of the cash surrender value of the policies at all times, it accounts for any changes in cash surrender value in accordance with the guidance provided in FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Accordingly, increases or decreases in cash surrender value are recognized each period and the asset recorded on the Company’s books represents the lesser of the Company’s share of cash surrender value or the cumulative premiums paid on the policies. The investment account is recorded at

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the current market value. The total of the cash surrender value and the investment account is included in other long-term assets was $7.2 million and $7.2 million at December 31, 2004 and 2003, respectively.

Note 8 —	Commitments and Contingencies
      Operating and Capital Leases. The Company leases certain of its office facilities and equipment under non-cancelable operating leases and total rent expense, excluding amounts charged to “Accrued merger, realignment and other charges”, was $8.6 million, $7.9 million and $8.6 million in 2004, 2003 and 2002, respectively. Assets recorded under capital leases totaled $2.9 million, net of accumulated depreciation of $2.0 million, and are included in property and equipment at December 31, 2004. The remaining obligation under capital leases was $0.6 million and $1.5 million at December 31, 2004 and 2003, respectively.
      Future minimum payments by year and in the aggregate, under non-cancelable operating and capital leases, excluding the assigned lease for the Santa Clara, California facility mentioned below, but including amounts which will be charged to “Accrued merger, realignment and other charges” (see Note 15), as of December 31, 2004, are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases

2005	19,373	$504
2006	15,706	143
2007	13,086	—
2008	10,386	—
2009	5,835	—
Thereafter	23,375	—

Total payments	87,761	647
Less: Non-cancelable sublease income	3,699	—
Less: Amount representing interest	—	81

Total payments, net	84,062	$566

      In November 1996, the Company leased approximately 200,000 square feet of office space in Santa Clara, California. The lease term extends through March 2013 and the remaining minimum lease payments amount to approximately $48.7 million. The Company assigned this lease to Network Associates, Inc., an unrelated third party, in the fourth quarter of 1997. The Company remains contingently liable for minimum lease payments under this assignment.
      Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 in 2003 did not have a material effect on the Company’s financial position or results of operations. The following is a summary of our agreements that we have determined are within the scope of FIN 45.
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

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty claims and claim history; however, the Company has never incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is immaterial. The Company also generally offers indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.
      As part of the IBM Transaction, the Company agreed to indemnify IBM for certain representations and warranties that were made under the terms of the IBM Transaction agreements. IBM had retained $100.0 million of the sale proceeds as a holdback to satisfy any indemnification obligations that might arise for any representations or warranties made by the Company as part of the IBM Transaction. The agreement with IBM provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company; (iii) any of the Excluded Liabilities, as defined in the agreement; or (iv) the operation or ownership of the Excluded Assets, as defined in the agreement. The Company received the $100.0 million holdback payment from IBM, plus accrued interest, in January 2003. No formal indemnification claims have been made by IBM from the time that the Company received the holdback payment through the date of this filing. Indemnification obligations of the Company with respect to certain representations and warranties under the agreement with IBM terminated on July 1, 2003 as discussed further in Note 13.
      The Company is obligated to indemnify certain prior directors and officers for various matters arising from their actions during the period they were employed or associated with the Company. In the past, the Company has paid the legal fees of some former officers, which payments were not believed to have a material adverse effect on the Company’s financial condition. The Company’s indemnification obligations are defined by indemnification agreements and the Company’s charter and by-laws. Subsequent to December 31, 2004, we paid $0.2 million related to the resolution of an indemnification matter involving a person who was an officer of the Company prior to the IBM Transaction. The Company is insured for other costs and losses that could be incurred by virtue of its future indemnification obligations. In May 2002 and November 2003, the Company entered into standby letters of credit that expire by May 2006 and November 2007, respectively, which guarantee a total of $1.4 million of potential tax payments related to certain payments made to two former officers of the Company. These potential tax payments, which have been partially reserved based on management’s assessment of the potential payments and relate to severance paid to these former officers in accordance with a change in control agreement that was triggered by the IBM Transaction as discussed further in Note 13. Payment under the standby letter of credit may be due upon final determination of this tax liability.
      The Company has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002 included in this annual report on Form 10-K.
      During 2003 the Company issued a $2.5 million standby letter of credit to guarantee certain lease obligations pursuant to the lease between Mercator and the landlord of an office facility located in Wilton, Connecticut. The letter of credit is automatically extended annually, but not beyond July 1, 2013.
      The Company was also required to enter into standby letters of credit to guarantee approximately $0.2 million of lease payments for certain facilities in Europe. These guarantees do not have expiration dates and would allow landlords to obtain lease payments from the Company’s bank if the Company defaulted on its lease payment obligations.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 9 —	Business Segments
      The Company has two segments that report to its Chief Executive Officer (the “Chief Operating Decision Maker”). The first segment, Ascential Software, develops and markets data integration software and related services worldwide. The second segment, Informix Software, provided database management systems for data warehousing, transaction processing, and e-business applications. “We”, the “Company” or “Ascential Software Corporation” refers to Ascential Software and Informix Software on a combined basis. Segment operating performance is evaluated primarily on income before taxes. The Company completed the IBM Transaction during the third quarter of 2001. Accordingly, the Company has derived no revenue from operations associated with the Informix Software segment after 2001, and the only remaining operating segment subsequent to the IBM Transaction is Ascential Software. Expenses continued to be incurred by the Informix Software segment related to the winding down of issues with respect to the sale of that business. Below is a summary of the results of operations based on the two operating businesses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Ascential	Informix
	Software	Software	Total

2004
Net revenues from unaffiliated customers	$271,879	$—	$271,879
Operating income (loss)	6,912	(860)	6,052
Income (loss) before income taxes	16,743	(222)	16,521
Depreciation and amortization	14,327	—	14,327
Identifiable tangible assets at December 31, 2004	581,621	—	581,621
Capital expenditures	4,639	—	4,639
2003
Net revenues from unaffiliated customers	$185,586	$—	$185,586
Operating loss	(8,815)	(5,100)	(13,915)
Income (loss) before income taxes	2,620	(3,111)	(491)
Depreciation and amortization	10,008	—	10,008
Identifiable tangible assets at December 31, 2003	607,095	—	607,095
Capital expenditures	3,549	—	3,549
2002
Net revenues from unaffiliated customers	$113,018	$—	$113,018
Operating loss	(78,522)	(22,916)	(101,438)
Loss before income taxes	(64,032)	(17,372)	(81,404)
Depreciation and amortization	10,013	—	10,013
Identifiable tangible assets at December 31, 2002	718,386	—	718,386
Capital expenditures	2,950	—	2,950

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accounting policies of the segments are the same as those described above in Note 1. The difference between the operating income (loss) of the Company’s reportable operating segments and the consolidated income (loss) before income taxes represents other income, net.
      In addition to the segment information above, information as to the Company’s operations in different geographical areas is as follows:

	December 31,

	2004	2003

	(In thousands)
Tangible long-lived assets:
North America
United States	$20,609	$20,952
Other	21	16

North America Total	20,630	20,968
Europe	1,597	1,993
Asia/ Pacific	1,672	1,148

Total tangible long-lived assets	$23,899	$24,109

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue from unaffiliated customers(1)
North America
United States	$127,945	$99,842	$60,801
Other	9,091	1,675	1,050

North America Total	137,036	101,517	61,851
Europe	106,594	65,272	33,908
Asia/ Pacific	28,249	18,797	13,520
Latin America(2)	—	—	3,739

Total revenue from unaffiliated customers	$271,879	$185,586	$113,018

(1)	For those customer contracts entered into by the United States, the Company allocates revenue to the geographic territories where the license is installed or the service is delivered.

(2)	In late 2002, the Company closed its operations in Latin America. During 2003 and 2004, all Latin sales activity was managed by sales professionals in North America through resellers.
      In the above table, Europe includes primarily United Kingdom, France, Germany, and Italy; Asia/ Pacific includes primarily Australia, Korea, China and Japan; and Latin America includes primarily Mexico, Brazil, and Argentina.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Income Taxes
      The provision (benefit) for income taxes applicable to income (loss) before income taxes consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Currently payable (receivable):
Federal	$(58)	$(18,965)	$(13,656)
State	(814)	2,200	120
Foreign	828	1,860	1,341

	(44)	(14,905)	(12,195)

Reduction in goodwill for the tax benefit from utilization of acquired company’s tax attributes	1,028	990	30

Charge equivalent to the federal and state tax benefit related to employee stock options	2,778	1,952	586

Deferred:
Federal	(1,770)	(3,500)	(1,530)
State	(422)	(833)	(4,722)
Foreign	—	—	—

	(2,192)	(4,333)	(6,252)

	$1,570	$(16,296)	$(17,831)

      Income (loss) before income taxes consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$18,306	$(8,660)	$(51,019)
Foreign	(1,785)	8,169	(30,385)

	$16,521	$(491)	$(81,404)

      The following table sets forth the activity related to the income tax valuation allowance for the years ended December 31, 2004 and 2003.

		Charges to	(Credits)/	Credits to
	Balance at	Income	Charges to	Income	Balance at
	Beginning	Tax	Other	Tax	End of
	of Year	Provision	Accounts(1)	Provision	Year

Year ended December 31, 2004	$167,411	$19,596	$(2,799)	$(7,954)	$176,254
Year ended December 31, 2003	$97,125	$20,415	$59,737	$(9,866)	$167,411

(1)	Amount represents valuation allowance activity related to business combinations.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. The sources and tax effects of the differences at December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Computed tax expense (benefit) at federal statutory rate	$5,783	$(172)	$(28,492)
Valuation allowance	1,785	5,076	26,945
State income taxes, net of federal tax benefit	275	4,572	(4,571)
Foreign withholding taxes not currently creditable	—	—	977
Foreign tax credits	—	(235)	—
Foreign taxes, net	(3,206)	(1,358)	(1,958)
Non-deductible charges	—	1,346	—
Prior year tax benefits utilized	—	—	(17,533)
Reserve adjustment	(2,885)	(25,157)	4,925
Other, net	(182)	(368)	1,876

Total income tax expense (benefit)	$1,570	$(16,296)	$(17,831)

      The reserve adjustments in 2004 and 2003, $2.9 million and $25.2 million respectively, were recorded to reflect the impact of closed tax audits, expiring statutes of limitations for the assessment of tax and changes in estimates resulting from additional or new information related to certain tax accruals.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes are not provided on the undistributed earnings through December 31, 2004 of approximately $131.3 million of subsidiaries operating outside the U.S. that have been or are intended to be permanently reinvested. The amount of unrecognized deferred tax liability on the undistributed earnings cannot be practicably determined at this time. The Company is currently evaluating the impact of the repatriation provisions of the American Jobs Creation Act to determine the amount of earnings to repatriate, if any.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred Tax Assets:
Reserves and accrued expenses	$2,934	$4,290
Deferred revenue	287	610
Foreign net operating loss carryforwards	31,680	33,501
Domestic net operating loss carryforwards	94,718	90,590
Tax credit carryforwards	49,753	39,732
Acquisition and restructuring reserves	7,497	16,388
Other	1,864	1,211

Total deferred tax assets	188,733	186,322
Valuation allowance for deferred tax assets	(176,254)	(167,411)

Deferred tax assets, net of valuation allowance	12,479	18,911

Deferred Tax Liabilities:
Capitalized software development costs	(7,206)	(6,506)
Acquisition reserves	(4,750)	(8,660)
Deferred income	(136)	(2,947)

Total deferred tax liabilities	(12,092)	(18,113)

Net deferred tax assets	$387	$798

      At December 31, 2004, the Company had approximately $79.2 million and $236.8 million of foreign and federal net operating loss carryforwards, respectively. The foreign net operating loss carryforwards expire at various dates beginning in 2005 with some of the losses having an indefinite carryforward period. The federal net operating loss carryforwards expire at various dates from 2007 through 2021. At December 31, 2004, the Company had approximately $33.3 million of various federal tax credit carryforwards that will expire at various dates from 2005 through 2024. Utilization of a substantial amount of the loss and credit carryforwards is subject to an annual limitation imposed by change in ownership provisions of United States Internal Revenue Code Section 382.
      The valuation allowance was increased by $8.8 million in 2004. In 2003, the valuation allowance was increased by $70.3 million, primarily due to the acquisition of Mercator. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company believes that it is more likely than not the deferred tax assets at December 31, 2004, net of the valuation allowance, will be realized as a result of the reversal of existing taxable temporary differences.
      Subsequently recognizable tax benefits relating to the valuation allowance for deferred tax assets at December 31, 2004 is as follows (in thousands):

Income tax benefit from continuing operations	$78,136
Goodwill and other non-current intangible assets	98,118

Total	$176,254

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Goodwill and Other Intangible Assets
      As a result of adopting SFAS 142, the Company ceased amortizing goodwill beginning January 1, 2002, and evaluates goodwill for impairment in accordance with SFAS 142 (see Note 1). The changes in the carrying amount of goodwill for the year ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance beginning of year	$324,327	$162,670
Additions from acquisitions	263	162,810
Adjustments	867	(1,153)

Balance end of year	$325,457	$324,327

      During 2004, the Company recorded $0.3 million of goodwill related to the purchase of the assets of iNuCom (India) Limited and its affiliate iNuCom.com, Inc. (collectively referred to as “iNuCom”) (see Note 12). Also during 2004, the $162.8 million of goodwill related to the acquisition of Mercator recorded during 2003 was adjusted upward in the amount of $1.5 million. This adjustment primarily includes an increase of $2.9 million related to finalizing estimates of accrued merger, restructuring and other expenses in purchase accounting, $0.6 million of adjustments to the net assets and liabilities assumed, offset by a decrease of $2.0 million to deferred taxes related to Mercator. In addition, the $92.1 million of goodwill related to the acquisition of Vality was adjusted by a decrease of $0.4 million during 2004. This adjustment principally includes a decrease of $0.3 million related to deferred taxes associated with Vality and a $0.1 million reversal of acquisition reserves that were no longer necessary. Also, during 2004, the $39.7 million of goodwill related to the acquisition of Torrent was adjusted by a decrease of $0.2 million to deferred taxes related to Torrent. During 2003, the Company recorded $162.8 million of goodwill related to the acquisition of Mercator. Also during 2003, the $93.4 million of goodwill related to the acquisition of Vality which occurred in 2002 was adjusted by a decrease of $1.2 million (see Note 12). This adjustment primarily includes a $1.0 million reversal of facilities reserves that were no longer necessary due to exiting certain facilities, $0.7 million of adjustments to the net assets and liabilities assumed, offset by an adjustment of $0.5 million to deferred taxes related to Vality.
      Other intangible assets amounted to $11.5 million (net of accumulated amortization of $21.2 million) and $19.9 million (net of accumulated amortization of $12.8 million) at December 31, 2004 and 2003, respectively. These intangible assets consist primarily of customer relationships and existing technology acquired through business combinations. During 2003 the Company acquired Mercator (see Note 12) and assigned fair values to the identifiable intangible assets of $15.2 million, based upon an appraisal. These identifiable intangible assets include $7.0 million for existing technology, $7.0 million for customer relationships and $1.2 million for agreements not to compete. The Company is amortizing these assets on a straight line basis over their estimated useful lives of one year for the agreements not to compete and five years for customer relationships and existing technology.
      There are no expected residual values related to the recorded identifiable intangible assets. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $8.4 million, $6.4 million and $4.6 million, respectively. Estimated future amortization expense for the Company’s identifiable intangible

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets as of December 31, 2004, assuming no future impairment charges or acquisitions, would be as follows (in thousands):

Amortization
Year	Expense

2005	$3,831
2006	2,916
2007	2,800
2008	1,906
2009	—

Estimated total future amortization	$11,453

Note 12 —	Business Combinations
      In October 2004, the Company purchased the assets of iNuCom for $0.5 million in cash, including transaction costs. Of the total consideration, $0.2 million was allocated to fixed assets acquired and the residual $0.3 million was allocated to goodwill. The strategy of the acquisition was to create a facility dedicated primarily to research and development in Hyderabad, India. iNuCom was an engineering services subcontractor that the Company had previously utilized.
      On September 12, 2003, the Company completed its acquisition of Mercator. Mercator’s products addressed high performance, real time, complex data transformation and routing requirements in transaction oriented environments. The Company purchased Mercator to broaden and complement its existing enterprise data integration capabilities, increase its size and scale, and leverage the increased customer base of the combined companies. This acquisition also resulted in an in-place workforce of engineering, sales and marketing talent that has the knowledge and expertise to complement the existing Ascential workforce.
      The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations of Mercator have been included in the Company’s consolidated financial statements since the date of acquisition. The Company paid approximately $109.3 million to acquire the outstanding common stock of Mercator. In addition, the purchase price includes $5.0 million for transaction costs and $15.7 million for the fair value of options to purchase shares of common stock of Ascential exchanged for Mercator stock options, offset by $2.4 million recorded in deferred compensation for the intrinsic value of unvested options to purchase common stock of Ascential that were issued in exchange for Mercator stock options. Of the $2.4 million recorded in deferred compensation, $0.3 million will be amortized to compensation expense over the remaining vesting period of the underlying options. Of the remaining $2.1 million, $1.1 million was amortized to compensation expense ($0.8 million in 2004 and $0.3 million in 2003), $0.8 million was offset against the merger reserve related to the acceleration of the vesting of certain options of employees when they are terminated ($0.3 million in 2004 and $0.5 million in 2003 — see Note 15) and $0.2 million was reduced against additional paid in capital related to unvested options for employees who voluntarily terminated.
      Upon the closing of the acquisition of Mercator on September 12, 2003, the Company began the process of integrating Mercator and established a reserve of $36.2 million to restructure the Mercator organization. This restructuring reserve primarily includes the cost of severance for certain redundant general and administrative functions and the costs related to the closure of certain redundant facilities as discussed further in Note 15.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In purchase accounting, the net assets of Mercator were recorded at their fair market value and consolidated into the net assets of the Company. A summary of the purchase price for the Mercator acquisition is as follows (in millions):

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

      As of the date of the closing of the Mercator acquisition, the Company became responsible for the then outstanding $8.1 million principal loan balance owed by Mercator to its lender pursuant to the terms and conditions of the term loan facility with that lender (the “Loan Agreement”). The acquisition of Mercator on September 12, 2003 constituted a change in control of Mercator, which was an event of default under the Loan Agreement. On September 18, 2003 the lender waived the event of default subject to payment of all amounts due under the Loan Agreement. The Company repaid the entire loan balance prior to September 30, 2003. During October 2003 the remaining fees and the accrued interest liability of $0.2 million related to this loan were paid and the Loan Agreement was terminated.
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

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the project. Mercator had incurred approximately $3.5 million in expenses related to this project at the date of the acquisition. The key features of Release 6.8 include multiple event server functionality, enhanced support for standard XML data and support for the latest 64-bit hardware, operating systems and application software.
      As of the Mercator acquisition date, this technology had not reached technological feasibility and had no alternative use. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible asset. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 500 basis points. The resulting cash flows attributable to the IPRD was discounted at a rate of 15.0%. The net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. During 2004, the project was renamed Ascential DataStage TX 7.5 and was released in July 2004. The costs to complete the project were consistent with management’s estimates at the time of purchase.
      The remaining identifiable intangible assets acquired, including existing technology, customer relationships and agreements not to compete between the Company and former Mercator executives, were assigned fair values based upon an appraisal and amounted to $15.2 million in the aggregate. The Company believes that these identifiable intangible assets have no residual value. The existing technology and customer relationships are being amortized over five years and the covenant not to compete is being amortized over one year. In determining the amortization method of these intangibles, the Company considered the guidance of SFAS 142, which requires amortization of an intangible asset based upon the pattern in which the asset’s economic benefits are consumed or otherwise used up. Based upon long range forecasts and management’s assessment of the economic benefit of these intangibles, it was concluded that an accelerated amortization method could not be reliably determined. Accordingly, the identifiable intangible assets of Mercator are being amortized on a straight-line basis over their estimated useful life. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS No. 142 (see Note 1).
      The total purchase price exceeded fair value of the net assets acquired and liabilities assumed which resulted in goodwill of $162.8 million. The goodwill represents a significant portion of the purchase price. The Company believes that the majority of the benefits to be derived from this acquisition will be experienced through synergies, such as the elimination of redundant functions and facilities and cross selling opportunities, which are included in goodwill. The Company anticipates that, barring unforeseen circumstances, none of the $178.0 million of intangible assets recorded in connection with the Mercator acquisition will be deductible for income tax purposes. During the year ended December 31, 2004, the Company recorded adjustments to goodwill to reflect updated estimates of facilities reserves and other adjustments to assets and liabilities assumed (see Note 11).
      During the three months ended December 31, 2003, the Company commenced efforts to sell its Key/ Master data entry software line, which was formerly owned by Mercator, and is not part of the Company’s core enterprise data integration offering. On January 27, 2004, the Company entered into a software purchase agreement with Phoenix Software International, Inc. (“Phoenix”) pursuant to which the Company sold the rights to its Key/ Master data entry product line. Accordingly, at December 31, 2003, this technology was recorded as an asset held for sale, as a component of other current assets, at its fair market value of $6.8 million.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 3, 2002, the Company acquired Vality, a private company that specialized in enterprise data quality management. The results of Vality’s operations have been included in the consolidated financial statements since the date of the acquisition. The Company expects that this acquisition will enable the Company to create a market leading offering that integrates ETL (extraction, transformation, and load), meta data management, and data quality and data cleansing technologies. As of December 31, 2003, the Company had paid the net amount of $94.5 million to acquire Vality, which consists of $91.7 million paid to acquire 100% of the outstanding common and preferred shares of Vality and vested stock options, and $2.8 million for transaction costs, which is net of $7.0 million of cash acquired from Vality. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

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
      The remaining identified intangible assets acquired, including, without limitation, technology and covenants not to compete between the Company and certain former members of senior management of Vality, were assigned fair values based upon an independent appraisal and amounted to $8.5 million in the aggregate. The Company believes that these identified intangible assets have no residual value. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $93.4 million. During the year ended December 31, 2003, the Company recorded a decrease in accrued merger costs as a result of settling a lease obligation earlier than anticipated and other adjustments to the net liabilities assumed (see Note 11). The existing technology is being amortized over three years and the covenant not to compete has been amortized over one year. In accordance with current accounting standards, the goodwill is not being amortized and will be tested for impairment as required by SFAS 142 (see Note 11). The Company anticipates that none of the $101.9 million of the intangible assets recorded in connection with the Vality acquisition will be deductible for income tax purposes.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the unaudited pro forma results of operations of the Company for the fiscal years ended December 31, 2003 and 2002 as if the acquisitions of Mercator and Vality had occurred as of the beginning of the applicable fiscal year. Pro forma adjustments related to the acquisition of iNuCom have been excluded as adjustment amounts are not material. The pro forma financial information below excludes IPRD charges of $2.0 million and $1.2 million in 2003 and 2002, respectively, since it is considered a material nonrecurring charge. The pro forma financial information has been prepared for comparative purposes only and does not necessarily reflect the results of operations that would have occurred had these three companies constituted a single entity during such periods.

	Years Ended
	December 31,

	2003	2002

	(In thousands, except for
	per share data)
Net revenues	$244,111	$228,898
Net income (loss)	$(4,572)	$(89,557)
Diluted net income (loss) per share	$(0.08)	$(1.45)

Note 13 —	Sale of the Database Business Assets
      Holdback. On July 1, 2001, the Company completed the initial closing of the IBM Transaction, which consisted of the sale to IBM of substantially all of the assets and certain liabilities of the Company’s database business for $1.0 billion in cash. The IBM Transaction was completed on August 1, 2001, upon the closing of the sale of the assets related to the database business in the nine remaining countries that were not closed on July 1, 2001. As part of the IBM Transaction, IBM retained $100.0 million of the sale proceeds as a holdback (the “Holdback”) to satisfy the indemnification obligations that might have arisen under the IBM Transaction purchase agreement (the “MPA”). The MPA provided that the Company would indemnify IBM and its affiliates against any loss, claim, damage, liability or other expense incurred in connection with (i) any failure of any representation or warranty of the Company under the MPA to be true and correct in all respects; provided, however, that any such liability, in the aggregate, exceeds on a cumulative basis $10.0 million (and only to the extent of any such excess); (ii) any breach of any obligation of the Company under the MPA; (iii) any of the Excluded Liabilities, as defined in the MPA; or (iv) the operation or ownership of the Excluded Assets, as defined in the MPA. The MPA provided that IBM would retain the Holdback until January 1, 2003, except for any funds necessary to provide for any claims made prior to that date. The MPA also provided that the Company would receive interest from July 1, 2001 to the payment date of the Holdback. In January 2003, IBM released the full amount of the Holdback to the Company, in the amount of $109.3 million, which included accrued interest. Indemnification obligations of the Company with respect to certain representations and warranties under the MPA terminated on July 1, 2003.
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

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Gain Adjustment. During 2002, the Company also recorded reductions to the gain recorded of $0.2 million, primarily to decrease the long-term assets sold to IBM, $3.2 million related to the resolution of informal matters raised by IBM related to the IBM Transaction and $0.9 million consisting of accrued professional and administrative fees required to dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction.
      Accrued IBM Transaction Costs. As a result of the IBM Transaction, the Company recorded a $41.9 million charge during 2001 to accrue for costs associated with the sale of the database business assets. The following table sets forth the components of the accrued transaction costs and related cash payments made during the years ended December 31, 2004, 2003 and 2002 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges and	Cash	December 31,
	2003	Adjustments	Payments	2004

Professional fees	$0.5	$—	$(0.2)	$0.3
Severance and employment-related costs	1.4	—	—	1.4

Accrued Transaction costs and related charges included in accrued expenses	$1.9	$—	$(0.2)	$1.7

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges and	Cash	December 31,
	2002	Adjustments	Payments	2003

Professional fees	$1.2	$—	$(0.7)	$0.5
Severance and employment-related costs	4.4	(1.7)	(1.3)	1.4

Accrued Transaction costs and related charges included in accrued expenses	$5.6	$(1.7)	$(2.0)	$1.9

	Accrual			Accrual
	Balance			Balance
	December 31,	Charges/	Cash	December 31,
	2001	Adjustments	Payments	2002

Professional fees	$3.0	$2.1	$(3.9)	$1.2
Severance and employment-related costs	10.3	(0.9)	(5.0)	4.4
Other Charges	0.7	(0.3)	(0.4)	—

Accrued transaction costs and related charges included in accrued expenses	$14.0	$0.9	$(9.3)	$5.6

      Professional fees primarily consist of fees for investment bankers, attorneys and accountants for services provided related to the IBM Transaction. Severance and employment-related charges primarily consist of (i) severance payments and related taxes for approximately 30 sales and marketing employees and 70 general and administrative employees of the database business who did not join IBM after the IBM Transaction, and (ii) a $4.7 million charge that related to the modification of vesting and exercise terms of stock options for certain terminated executives and for database employees who joined IBM. As discussed above, during the third quarter of 2002, the Company accrued $0.9 million of professional and administrative fees required to

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dissolve subsidiaries rendered inactive as a consequence of the IBM Transaction. During 2002, the Company reversed $0.9 million of accrued severance and related costs, as certain employees terminated employment voluntarily, reversed $0.3 million of accrued transfer taxes as the Company was ultimately required to pay less than what was originally estimated, and accrued $1.2 million of professional fees to reflect an increase in estimated costs to reorganize the Company as a consequence of the IBM Transaction. The accrual balance of $1.7 million for professional fees, severance and related costs is expected to be paid on various dates extending through 2007. During 2003, the Company reversed $1.7 million of taxes related to severance to other income, reflecting the restructuring of various underlying severance agreements.
      The database business and the Company’s ongoing operations were in the same line of business, and the database business did not represent “a separate major line of business or class of customer.” Both sold information management software to medium-sized and large enterprises. In addition, the product offerings of the two businesses worked together to form an information management system. The customers of the Company’s ongoing business needed a database in order for the Company’s products to perform; therefore, the target markets for the two businesses were the same. In addition, the assets, results of operations, and activities of the database business could not be clearly distinguished from the other assets, results of operations and activities of the Company prior to 2001. As such, the sale of the database business assets to IBM represented the sale of a product line rather than the disposal of a business segment. Accordingly, the ongoing transition costs associated with the winding down of the database business have been recorded as a component of continuing operations.
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

Note 14 —	Termination of the Content Management Product Line
      During 2002, the Company terminated its content management product line, except for completion of previously committed consulting and support contracts, and recorded charges totaling $7.8 million. Total charges consisted of $4.5 million categorized as “Cost of software” for the impairment of software costs previously capitalized and charges totaling $3.3 million as “Merger, realignment, and other charges”. The $3.3 million of “Merger, realignment, and other charges” includes $1.7 million of severance costs, $0.8 million of equipment impairment costs and $0.8 million of other exit costs. In addition, the Company recorded $1.7 million in bad debt expense for the year ended December 31, 2002 related to the write off of accounts receivable balances that were deemed uncollectible as a result of the termination of this product line.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Accrued Merger, Realignment and Other Charges
      The following table summarizes the balance of components of the “Accrued merger, realignment and other charges” at December 31, 2004 and 2003 (in millions):

	December 31,	December 31,
	2004	2003

Facility and equipment charges resulting from the IBM Transaction	$6.7	$8.8
Facility, severance, and other accruals arising from the Mercator acquisition	26.1	36.9
Other accrued merger and realignment charges	0.1	1.0

Total accrued merger, realignment and other charges	$32.9	$46.7

      During the year ended December 31, 2004, the Company recorded $1.3 million and $3.7 million of merger, realignment and other charges related to foreign currency translation and revised assumptions for facility and equipment charges, net of sublease income, resulting from the IBM Transaction and Mercator acquisition, respectively. The Company also reversed $0.2 million other exit costs previously recorded under the third quarter 2002 realignment plan.
      During the year ended December 31, 2003, the Company recorded $3.9 million of merger, realignment and other charges consisting of $2.0 million related to its third quarter 2003 realignment plan and $2.4 million related to revised assumptions for facility and equipment charges resulting from the IBM Transaction. The Company also reversed $0.3 million of facility and other exit costs previously recorded as a result of other actions initiated during 2002 and 2001, the 2000 strategic realignment, and the acquisition of Ardent Software, Inc. (“Ardent”) and other charges.
      The components of the Company’s net merger, realignment and other charges are outlined below.

Facility and Equipment Charges resulting from IBM Transaction
      As a result of the IBM Transaction (see Note 13), we no longer required as much facility space and, accordingly, recorded an initial charge in 2001 and adjustments during 2002, 2003 and 2004 for facilities and equipment costs related to our vacant, or partially vacant, facilities. The accumulated charges were comprised of reserves for residual lease obligations, restoration costs and write-offs related to leasehold improvements and other fixed assets at these vacated, and partially vacated, facilities. The following table summarizes the accrual activity for the remaining accrual consisting entirely of residual leas obligations for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Accrual Balance			Accrual Balance
	at Beginning	Charges/	Cash	at End
	of Year	Adjustments	Payments	of Year

Year Ended December 31, 2004	$8.8	$1.3	$(3.4)	$6.7
Year Ended December 31, 2003	$13.0	$2.4	$(6.6)	$8.8
Year Ended December 31, 2002	$25.0	$4.3	$(16.3)	$13.0
      The $6.7 million of residual lease obligations at December 31, 2004 is comprised of $5.8 million of lease-related payments expected to be made for these facilities through the end of each corresponding lease term, net of rental payments from IBM or other sublessees, and $0.9 million of estimated restoration costs for facilities that the Company has either exited or finalized plans to exit. The leases expire from 2005 through 2018.
      On March 31, 2002, the Company paid IBM $2.9 million for a release from lease obligations in seven facilities located in the United States and the United Kingdom while assuming additional lease obligations for

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
two facilities in Ireland and Germany. The result of the negotiated release was a reduction in the Company’s accrual for previously estimated lease obligations for the seven facilities by an aggregate of $7.0 million while increasing its previously estimated obligation by $2.0 million for the facilities in Ireland and Germany, resulting in a $5.0 million net reduction in the total charge. Additionally, during the year ended December 31, 2002, the Company revised the assumptions used to calculate the estimate of residual lease obligations and restoration costs for its other remaining properties that resulted in $9.3 million of adjustments to the Company’s facilities accrual. The majority of the adjustment related to decreasing market prices for sublease rental receipts, difficulty in obtaining sublease tenants, primarily in the United States and Europe, and additional costs arising from negotiations to exit facilities prior to the end of the lease term. In total the Company estimated it would receive $11.6 million of sublease income, $2.8 million for properties already sublet and $8.8 million from properties where a sublet was anticipated. The Company’s sublease estimates assumed that no subtenants would default on rental payments and that the Company would be able to obtain subtenants at local market rates where market conditions were considered favorable. Sublease assumptions also included a vacancy period from the time the Company vacated the facility to the time the subtenant began to pay rent. The following sets forth the components of the charges recorded to “Merger, realignment and other charges” during the year ended December 31, 2002 (in millions):

Year Ended
December 31,
2002

Release of lease obligations	$(7.0)
Additional assumed lease obligations	2.0
Revision of assumptions to reflect current market conditions and negotiated exit costs	9.3

Net charge	$4.3

      During the years ended December 31, 2004 and 2003 we recorded charges of $1.3 million and $2.4 million, respectively, for additional facilities and equipment costs at both domestic and international locations as a result of foreign currency translation and changes in the estimates of remaining residual lease obligations and estimated sublease income.
      The Company may record additional adjustments or charges in the future due to changes in estimates arising from the size and quantity of its facilities that are being exited and the volatility of the real estate markets in which the Company’s facilities are located. As of December 31, 2004, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $1.6 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

Facility, severance, and other accruals arising from the Mercator acquisition
      At the date of acquisition, Mercator had $10.5 million in “Accrued merger, realignment, and other” costs which were assumed by the Company at fair value. This reserve was recorded by Mercator prior to the acquisition for certain exit costs related to partially occupied facilities.
      As a result of restructuring actions taken in connection with the Mercator acquisition, $33.8 million of merger related costs were accrued in the purchase accounting for Mercator. These charges were primarily comprised of $17.4 million related to the closure of certain Mercator facilities as a consequence of the transaction, $14.4 million due to severance and related costs associated with terminating certain Mercator employees, and $2.0 million related to the cost of canceling certain contractual commitments. The severance and related costs relate to approximately 158 Mercator employees that will be terminated as a result of the acquisition. At December 31, 2004, $0.2 million remained accrued for severance. The $27.9 million in facility

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exit costs accrued as of September 12, 2003, the date of acquisition, consists primarily of lease related payments on Mercator facilities for leases that expire at various dates through 2015.
      The following table summarizes the accrual activity for the years ended December 31, 2004 and 2003 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges and	Cash	December 31,
	2003	Adjustments	Payments	2004

Residual lease obligations	$28.4	$2.9	$(5.7)	$25.6
Severance costs	8.4	0.7	(8.8)	0.3
Other exit costs	0.1	0.1	—	0.2

Total	$36.9	$3.7	$(14.5)	$26.1

	Accrued in
	Purchase			Accrual
	Accounting			Balance at
	September 12,	Charges and	Cash	December 31,
	2003	Adjustments	Payments	2003

Residual lease obligations	$27.9	$1.8	$(1.3)	$28.4
Severance costs	14.4	0.6	(6.6)	8.4
Other exit costs	2.0	(1.0)	(0.9)	0.1

Total	$44.3	$1.4	$(8.8)	$36.9

      During the period since the acquisition through December 31, 2003 the Company increased the Mercator merger reserve by a net amount of $1.4 million. The increase of $1.8 million in the facilities reserves was primarily due to the additional costs of tenant improvements in a domestic location, the closure of an additional foreign facility, and an increase in the reserves required due to fluctuations in foreign exchange rates, which resulted in a corresponding increase to the goodwill recorded in connection with the Mercator acquisition. The additional $0.6 million of severance costs is due to the termination of additional Mercator employees, which resulted in a corresponding increase to the goodwill recorded in connection with the Mercator acquisition. The $1.0 million decrease in other exit costs consists of a $0.5 million non-cash write-off of deferred financing charges related to the loan agreement that the Company repaid and $0.5 million of amortization of deferred compensation related to the acceleration of the vesting of certain options of employees when they were terminated (see Note 12). The value of these options was recorded as part of purchase accounting.
      During the year ended December 31, 2004, the Company adjusted the reserve to record additional employee severance costs of $0.7 million associated with the termination of certain Mercator employees in both domestic and foreign locations and $2.9 million as a result of a change in the estimate of our remaining residual lease obligations. The Company may record additional expenses in the future due to changes in estimates arising from the size and quantity of Mercator facilities being exited and the volatility of the real estate markets in which the facilities are located. All adjustments made subsequent to September 2004 were charged against income rather than goodwill. As of December 31, 2004, barring unforeseen circumstances, the Company does not expect future charges related to undiscounted lease obligations and restoration costs, excluding estimated sublease income, to exceed $18.3 million, the maximum remaining unaccrued obligation under existing contractual lease terms.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued Merger, realignment, and other charges
      In addition to the actions described above, in prior periods we recorded various merger and realignment charges as a result of other actions initiated during 2003, 2002 and 2001.
      The following table summarizes the activity related to accrued merger, realignment and other charges for the year ended December 31, 2004 (in millions):

	Accrual			Accrual
	Balance at			Balance at
	December 31,	Charges/	Cash	December 31,
	2003	Adjustments	Payments	2004

Third Quarter 2003 Realignment
Severance and employment costs	$0.8	$—	$(0.7)	$0.1
Third Quarter 2002 Realignment
Severance and employment costs	0.1	(0.1)	—	0.0
Other exit costs	0.1	(0.1)	—	0.0

	0.2	(0.2)	—	0.0

Total accrued other merger, realignment and other charges	$1.0	$(0.2)	$(0.7)	$0.1

      The remaining severance balance of $0.1 million is expected to be substantially paid by March 31, 2005.
      The following table sets forth the activity related to accrued merger, realignment and other charges for the year ended December 31, 2003 (in millions):

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charges/	Non-Cash	Cash	December 31,
	2002	Adjustments	Charges	Payments	2003

Third Quarter 2003 Realignment
Severance and employment costs	$—	$2.0	$(0.6)	$(0.6)	$0.8
Third Quarter 2002 Realignment
Severance and employment costs	1.3	—	—	(1.2)	0.1
Other exit costs	0.2	—	—	(0.1)	0.1

	1.5	—	—	(1.3)	0.2

2000 Strategic Realignment
Facilities and equipment costs	0.7	(0.1)	—	(0.6)	—
Ardent Merger & Other
Facilities lease costs	0.5	(0.2)	—	(0.3)	—

Total accrued other merger, realignment and other charges	$2.7	$1.7	$(0.6)	$(2.8)	$1.0

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth charges and activity related to Accrued other merger, realignment and other for the year ended December 31, 2002 (in millions):

	Accrual				Accrued
	Balance at				Balance at
	December 31,	Charges/	Non-Cash	Cash	December 31,
	2001	Adjustments	Charges	Payments	2002

Third Quarter 2002 Realignment
Severance and employment costs	$—	$6.8	$—	$(5.5)	$1.3
Facility lease costs	—	0.3	(0.1)	(0.2)	—
Other exit costs	—	0.3	—	(0.1)	0.2

Total accrued merger realignment and other charges	—	7.4	(0.1)	(5.8)	1.5
Abandoned fixed assets	—	2.7	(2.7)	—	—

	—	10.1	(2.8)	(5.8)	1.5

Second Quarter 2002 Realignment
Severance and employment costs	—	5.7	—	(5.7)	—
Write-off computer equipment	—	0.8	(0.8)	—	—
Facility lease costs	—	0.4	—	(0.4)	—
Professional fees	—	0.4	—	(0.4)	—
Other exit costs	—	0.4	—	(0.4)	—

	—	7.7	(0.8)	(6.9)	—

First Quarter 2002 Realignment
Severance and employment costs	—	1.6	—	(1.6)	—
Facility lease costs	—	0.8	—	(0.8)	—
Other exit costs	—	0.1	—	(0.1)	—

	—	2.5	—	(2.5)	—

Third Quarter 2001 Realignment
Severance and employment costs	3.8	(0.4)	—	(3.4)	—

2000 Strategic Realignment
Severance and employment-related costs	0.1	—	—	(0.1)	—
Facilities and equipment costs	2.1	0.2	—	(1.6)	0.7
Costs to exit various commitments and programs	3.0	—	—	(3.0)	—

	5.2	0.2	—	(4.7)	0.7

Ardent Merger and Other	1.1	(0.4)	—	(0.2)	0.5

Total other accrued merger, realignment and other charges	$10.1	$19.7	$(3.6)	$(23.5)	$2.7

Third Quarter 2003 Realignment
      During September 2003, the Company approved plans to realign its infrastructure by reducing its workforce as a result of the acquisition of Mercator. In addition the Company made adjustments to certain existing facility reserves. As part of the integration of Mercator, 17 Ascential employees were terminated and a

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related charge of $1.1 million was recorded during the three months ended September 30, 2003. During the three months ended December 31, 2003, 5 additional Ascential employees were terminated as part of the aforementioned realignment plan and a related charge of $0.9 million was recorded, consisting of $0.3 million of severance, and $0.6 million of non-cash stock compensation associated with the amendment of a single terminated employee’s existing stock option grants. The $0.6 million charge associated with the non-cash stock compensation was offset against “additional paid in capital”. The preceding table sets forth the significant components of the charge recognized during 2003 and the activity occurring during the years ended December 31, 2004 and 2003, as well as the accrued balance remaining at December 31, 2004.

Third Quarter 2002 Realignment
      During the three months ended September 30, 2002, the Company approved a plan to further realign its infrastructure by reducing its workforce. The Company also identified certain assets associated with vacated facilities and headcount reductions that no longer had value at September 30, 2002. This plan related to a continuing effort to reduce the Company’s infrastructure costs, the IBM Transaction (see Note 13), and the termination of its content management product line (see Note 14). As a result, the Company recorded $10.1 million of “Merger, realignment and other” charges during the six months ended December 31, 2002. This $10.1 million charge consisted of $6.6 million to reduce the Company’s infrastructure costs, $3.0 million related to the IBM Transaction and $0.5 million related to the termination of its content management product line. The $6.6 million charge related to realigning the Company’s infrastructure to reduce costs consisted of $6.5 million to terminate 142 employees and $0.1 million of other exit costs. The $3.0 million charge related to exiting facilities in connection with the IBM Transaction consisted of $2.7 million to write-off abandoned fixed assets, primarily at vacated facilities and $0.3 of additional facility lease costs. The $0.5 million charge related to the termination of the content management product line consisted of $0.3 million to terminate 17 employees and $0.2 million of other exit costs. The 159 employees being terminated as part of the third quarter 2002 realignment included approximately 98 sales and marketing employees, 17 general and administrative employees, 12 research and development employees, and 32 professional services employees. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2004, 2003 and 2002, as well as the accrued balance remaining at December 31, 2004.

Second Quarter 2002 Realignment
      During the three months ended June 30, 2002, the Company approved plans to terminate its content management product line (see Note 14), and realign its infrastructure by reducing its workforce and closing facilities in order to reduce costs. In addition, the Company terminated 91 employees subsequent to the April 3, 2002 acquisition of Vality. As a result, the Company recorded $7.7 million of “Merger, realignment and other” charges during three months ended June 30, 2002. This $7.7 million charge consisted of $4.1 million of charges during the period related to the integration of Vality, $2.8 million to terminate operations related to the Company’s content management product line, and $0.8 of additional costs associated with the wind down of the database business. The $4.1 million charge to integrate Vality consisted of $4.0 million to terminate 91 Ascential employees and $0.1 million of other costs. The $2.8 million charge related to its content management product line consisted of $1.4 million in severance costs to terminate 52 employees, $0.8 million in computer equipment impairments, $0.4 million of professional fees incurred in the attempt to sell the product line and $0.2 million of other exit costs. The 143 employees terminated included 60 sales and marketing employees, nine general and administrative employees, 27 research and development employees, and 47 professional services employees. The $0.8 million of costs associated with the database business were comprised of $0.4 million of facilities costs, $0.3 million of severance costs, and $0.1 million of other costs. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2003 and 2002.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Quarter 2002 Realignment
      During the three months ended March 31, 2002, the Company approved plans to continue to reduce costs from its Informix Software business due to the IBM Transaction and consolidate certain offices in Europe. As a result the Company recorded $2.5 million of “Merger, realignment and other” charges consisting of $1.6 million of severance and employment related costs to terminate 35 sales and marketing employees, $0.8 million for lease management and other lease obligation costs and $0.1 million of other exit costs. The preceding table sets forth the significant components of the charge recognized during 2002 and the activity occurring during the years ended December 31, 2003 and 2002.

Third Quarter 2001 Realignment
      During the quarter ended September 30, 2001, the Company approved plans to reduce its worldwide headcount and as a result recorded a $12.0 million charge to “Merger, realignment and other” in 2001. The worldwide workforce reduction started in the third quarter of 2001 and has included a reduction of approximately 180 sales and marketing employees, 20 general and administrative employees, 10 research and development employees and 50 professional services and manufacturing employees. As a result, the Company recorded realignment and other charges of $12.0 million during the three months ended September 30, 2001. The preceding table sets forth the activity occurring during the years ended December 31, 2003 and 2002.
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

2000 Strategic Realignment
      During the quarter ended September 30, 2000, the Company approved plans to realign its operations by establishing two operating businesses and as a result recorded a charge of $86.9 million to “Merger, realignment and other” in 2000. The strategic realignment included a refinement of the Company’s product strategy, consolidation of facilities and operations to improve efficiency and a reduction in worldwide headcount of approximately 310 sales and marketing employees, 120 general and administrative employees, 260 research and development employees and 100 professional services and manufacturing employees. As of December 31, 2001, termination compensation and related benefits had been paid to terminate approximately 790 employees. During 2002 the Company recorded $0.2 million of additional costs to exit a facility in the United States arising from negotiations to terminate the lease prior to the end of the lease term. The preceding table sets forth the activity occurring during the years ended December 31, 2003 and 2002.

Ardent Merger and Other
      As a result of the merger with Ardent Software, Inc. in March 2000 and various merger and realignment activities that occurred prior to 2000, the Company had recorded charges to “Merger, realignment and other” arising from decisions to exit certain facilities. During 2003 and 2002 the Company reversed $0.2 million and $0.4 million, respectively, of other exit costs associated with the Ardent acquisition as they were no longer needed.

ASCENTIAL SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Quarterly Operating Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year ended December 31, 2004
Net revenues	$61,389	$64,734	$67,593	$78,163
Gross profit	42,409	43,333	45,232	53,974
Net income	$2,392	$1,212	$2,323	$9,024
Net income per common share(1):
Basic	$0.04	$0.02	$0.04	$0.15
Diluted	$0.04	$0.02	$0.04	$0.15
Year ended December 31, 2003
Net revenues	$35,296	$39,929	$45,889	$64,472
Gross profit	24,448	27,748	31,684	46,365
Net income (loss)	$(534)	$695	$(1,699)	$17,343
Net income (loss) per common share(1):
Basic	$(0.01)	$0.01	$(0.03)	$0.29
Diluted	$(0.01)	$0.01	$(0.03)	$0.28

(1)	Amounts may vary from annual totals due to rounding.
Note 17 — Subsequent Event
      On March 13, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IBM and Ironbridge Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”) pursuant to which IBM will acquire all the Company’s outstanding equity interests. In accordance with the Merger Agreement, the Company will merge (the “Merger”) with and into Sub, with the Company continuing as the surviving corporation. The merger consideration will consist of $18.50 in cash per share of the Company’s Common Stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than shares held by the Company or IBM which will be canceled and retired, Appraisal Shares and Restricted Shares, each as defined in the Merger Agreement).
      The transaction has been approved by the Company’s board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. Following the merger, the Company will delist from the Nasdaq National Market and deregister, and no longer file reports, under the Securities Exchange Act of 1934, as amended. The Company expects the transaction to close in the second quarter of 2005.