Form 10-K/A
period 2004-12-31
ASCENTIAL SOFTWARE CORP
filed 2005-04-25
CIK 799089

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 based on the closing sales price of our common stock, as reported on The NASDAQ Stock Market, was $934.7 million. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose.

     As of February 28, 2005, the registrant had 59,652,713 shares of Common Stock issued and outstanding.

     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed to add certain information required to be set forth in Part III. Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K for fiscal 2004 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 are hereby amended and restated in their entirety as follows:

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption “Executive Officers” in Part I of our Annual Report on Form 10-K filed with the SEC on March 16, 2005.

Name of Director	Age
Class I Director
John J. Gavin, Jr.(1)(2)	49
Class II Directors
David J. Ellenberger(1)(3)	48
William J. Weyand(3)	60
Class III Directors
Peter Gyenes	59
Robert M. Morrill(1)(2)	67

(1) Member of Audit Committee. John J. Gavin, Jr. serves as the Chairman of the Audit Committee.

(2) Member of Nominating and Corporate Governance Committee. Mr. Morrill serves as Chairman of the Nominating and Corporate Governance Committee.

(3) Member of Compensation Committee. William J. Weyand serves as the Chairman of the Compensation Committee.

     John J. Gavin, Jr. has served as a member of our Board of Directors since October 2001. Mr Gavin currently serves as Senior Vice President and Chief Financial Officer of NaviSite, Inc., a leading provider of application and infrastructure management services. From February 2000 through December 2001, Mr. Gavin served as the Senior Vice President and Chief Financial Officer of Cambridge Technology Partners, which was acquired by Novell, Inc. Prior to his work at Cambridge Technology Partners, Mr. Gavin spent twelve years at Data General Corporation rising through the financial organization to Vice President and Chief Financial Officer. Mr. Gavin also spent ten years at Price Waterhouse LLP in various accounting and audit positions including serving as Senior Manager in charge of multi-national audits. Mr. Gavin earned a B.S. degree at Providence College and is a certified public accountant.

     David J. Ellenberger has served as a member of our Board of Directors since January 2002. Mr. Ellenberger currently serves as the Chief Executive Officer of 170 Systems, Inc., the leading provider of software products and services designed to dramatically reduce operational costs and increase financial compliance for large ERP systems. Mr. Ellenberger also served as Chief Executive Officer of Vividon Inc., a leading provider of Internet infrastructure devices for high-volume streaming media applications, until its merger with Starbak Communications, Inc. in January 2003. Before joining Vividon, Mr. Ellenberger was President and Chief Operating Officer of DataSage Inc., a leader in data mining and personalization applications, where he completed the sale of the company to Vignette Corporation. Mr. Ellenberger began his career at Bell Laboratories, and served for more than ten years at Data General Corporation in progressive leadership and general management positions. Mr. Ellenberger holds an M.B.A. degree from the University of Chicago, an M.S. degree in Computer Engineering from Stanford University and a B.S.E.E. degree from Iowa State University.

     William J. Weyand has served as a member of our Board of Directors since July 2002. Mr. Weyand currently serves as the Chairman and Chief Executive Officer of MSC Software Corporation. During 2003, Mr. Weyand served as Vice Chairman and Chief Executive Officer of Pavilion Technologies, Inc., a provider of real-time enterprise optimization software, while the company recruited a permanent Chief Executive Officer to lead the company’s growth. Prior to that time, Mr. Weyand, from May 1997 to November 2001, served as the Chairman and Chief Executive Officer of Structural Dynamics Research Corporation (SDRC), a leading provider in Enterprise Product Lifecycle Management Solutions. Mr. Weyand completed the sale of SDRC to Electronic Data Systems (EDS) in August 2001. Before joining SDRC, Mr. Weyand served as Executive Vice President of Measurex Corporation, a leader in process optimization systems. Prior to his tenure at Measurex, Mr. Weyand served in senior sales and marketing management positions at Cygnet Systems, Inc., Avco Corporation and Chomerics. Mr. Weyand holds a B.B.A. degree in marketing from Nichols College, presently serves on the Boards of Riverstone Networks, Inc., Pavilion Technology, Inc. and the Ohio River Valley Chapter of the Arthritis Foundation, and is a trustee of Nichols College. Mr. Weyand also served on the Board of Manufacturing Service Ltd. until it was acquired in March 2004.

     Peter Gyenes has served as our Chairman and Chief Executive Officer since July 2000. Mr. Gyenes has more than 30 years of experience in sales, marketing and general management positions within the computer systems and software industry. Prior to our acquisition of Ardent Software, Inc. (“Ardent”) in March 2000, he was chairman, president and Chief Executive Officer of Ardent, which he joined in May 1996. Before joining Ardent, he was president and Chief Executive Officer of Racal InterLan, Inc. Previously, Mr. Gyenes served in executive sales, marketing, and general management positions at Prime Computer Inc., Encore Computer and Data General Corporation (now part of EMC Corporation). Earlier in his career, Mr. Gyenes held technical positions with Xerox Data Systems and IBM. He serves on the boards of Applix Computer Systems, the Massachusetts Software and Internet Council and ViryaNet Ltd. Mr. Gyenes received a B.A. degree in Mathematics and an M.B.A. degree from Columbia University.

     Robert M. Morrill has served as a member of our Board of Directors since March 2000. Since 1991, Mr. Morrill has been the general partner of Morrill Associates, L.P. Mr. Morrill was a private investor in Ardent since 1984. Mr. Morrill was Chairman of the Board of Ardent from 1984 until March 1997 and Chief Executive Officer and President of Ardent from March 1996 to March 1997. Mr. Morrill has served on numerous private and public company boards over the past 20 years. He holds a B.A. degree in liberal arts from Ohio Wesleyan University.

     There is no family relationship among any of our directors or executive officers.

Audit Committee Financial Expert

     Our Board of Directors has determined that John J. Gavin, Jr. is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and that he is “independent” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

     Our Board of Directors has a standing Audit Committee, which operates under a charter that has been approved by the Board. The members of the Audit Committee during 2004 were David J. Ellenberger, John J. Gavin, Jr. and Robert M. Morrill. Our Board of Directors has determined that all members of the Audit Committee are independent, as defined under the NASDAQ National Stock Market rules and Rule 10A-3 of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors, and 10% stockholders were satisfied on a timely basis. In making these statements, we have relied upon the written representations of our officers and directors.

Code of Business Conduct and Ethics

     We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, a copy of which is posted on our website, www.ascential.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website.

Item 11. Executive Compensation

Summary Compensation Table

     The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to us in all capacities during each of the years ended December 31, 2004, 2003 and 2002, respectively, by our chief executive officer and our three other highest compensated executive officers, referred to herein as the “Named Executive Officers”.

						Long-Term
						Compensation
		Annual Compensation(1)				Awards
					Other
					Annual	Securities
	Fiscal				Compen	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	-sation	Options/SARs(2)	Compensation
Peter Gyenes	2004	$425,000	(3)	$326,000	—	400,000	$157,573	(4)
Chairman of the Board	2003	375,000	(3)	700,000	—	—	157,448	(4)
of Directors and Chief	2002	450,000		300,000	—	500,000	52,238	(4)
Executive Officer
Peter Fiore	2004	$375,000	(3)	$200,000	—	240,000	$71,235	(5)
President	2003	375,000	(3)	500,000	—	—	82,615	(5)
	2002	445,673		200,000	—	200,000	124,912	(5)
Robert C. McBride	2004	$250,000		$125,000	—	150,000	$6,064	(6)
Vice President and	2003	250,000		225,000	—	—	4,822	(6)
Chief Financial Officer	2002	250,000		100,000	—	87,500	5,982	(6)
Scott N. Semel	2004	$275,000		$125,000	—	180,000	$2,518	(7)
Vice President, General	2003	225,000		225,000	—	—	998	(7)
Counsel and Secretary	2002	225,000		100,000	—	106,250	810	(7)

(1)	Other than the salary, bonus and all other compensation described herein, we did not pay any of the Named Executive Officers any fringe benefits, perquisites or other compensation in excess of 10% of such Named Executive Officer’s salary and bonus during fiscal 2004, 2003 or 2002.

(2)	On June 17, 2003, we effected a one-for-four reverse split of our Common Stock. Accordingly, all share figures have been restated as though the reverse split had been in effect for all periods presented.

(3)	Peter Gyenes, our Chairman of the Board of Directors and Chief Executive Officer, and Peter Fiore, our President, each voluntarily reduced their respective annual salaries to $375,000, effective May 1, 2002. Mr. Gyenes’ salary was increased to $425,000 effective January 1, 2004.

(4)	Includes $46,152 in accrued vacation payments in 2002; $2,500 in matching contributions under our 401(k) plan in each of 2004, 2003 and 2002; and $2,225, $2,322 and $2,322 in group life insurance premiums paid by us in 2004, 2003 and 2002, respectively. Also includes $1,434, $1,212 and $1,264 in taxable income in 2004, 2003 and 2002, respectively, associated with the premiums paid by us during the year on an insurance policy on the life of the executive purchased in connection with a split dollar agreement. The policy is a whole life policy, assumed by us through our acquisition of Ardent. Pursuant to the arrangement, the executive may borrow against the excess cash surrender value of his policy over cumulative paid-in premiums. We are entitled to recover the amount of premiums paid by us upon termination of the policy or death of the executive. Following the passage of the Sarbanes-Oxley Act of 2002, we ceased paying premiums on such policies held by our executive officers. As a result, we paid Mr. Gyenes the amount of $151,414 in each of 2004 and 2003, which, after the impact of payroll taxes, represented the amount of the annual premium on his split dollar life insurance policy. This amount is included as “All Other Compensation”. We will not be entitled to be reimbursed for this payment. We have no plans to offer similar arrangements to additional executive officers or employees.

(5)	Includes $50,479 in accrued vacation payments in 2002; $2,500 in matching contributions under our 401(k) plan in each of 2004, 2003 and 2002; and $810 in group life insurance paid by us in each of 2004, 2003 and 2002. Also includes $531, $459, and $446 in taxable income in 2004, 2003 and 2002, respectively, associated with the premiums paid by us during the year on an insurance policy on the life of the executive purchased in connection with a split dollar agreement. The policy is a whole life policy, assumed by us through our acquisition of Ardent. Pursuant to the arrangement, the executive may borrow against the excess cash surrender value of his policy over cumulative paid-in premiums. We are entitled to recover the amount of premiums paid by us upon termination of the policy or death of the executive. Following the passage of the Sarbanes-Oxley Act of 2002, we ceased paying premiums on such policies held by its executive officers. As a result, we paid Mr. Fiore the amount of $67,394, $78,846 and $70,677 in 2004, 2003 and 2002, respectively, which, after the impact of payroll taxes, represented the amount of the annual premium on his split dollar life insurance policy for the respective year. These amounts are included as “All Other Compensation”. We will not be entitled to be reimbursed for these payments. We have no plans to offer similar arrangements to additional executive officers or employees.

(6)	Includes $2,500 in matching contributions under our 401(k) plan in each of 2004, 2003 and 2002; $3,564, $2,322, and $2,322 in group life insurance paid by us in 2004, 2003 and 2002, respectively; and $1,160 in payments made during 2002 in exchange for Mr. McBride declining to participate in our health insurance plans.

(7)	Includes $1,708 and $188 in matching contributions under our 401(k) plan in 2004 and 2003 and $810 in group life insurance paid by us in each of 2004, 2003 and 2002.

Option Grants in Fiscal Year 2004

     The following table provides information relating to stock options awarded to each of our Named Executive Officers during the year ended December 31, 2004.

	Individual Grants				Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of	Percent of			Stock Price
	Securities	Total Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees	Price Per	Expiration
Name	Granted	In Fiscal 2004	Share	Date	5%	10%
Peter Gyenes	400,000	8.5%	$27.10	1/9/2014	$6,817,218	$17,276,168
Peter Fiore	240,000	5.1%	27.10	1/9/2014	4,090,331	10,365,701
Robert C. McBride	150,000	3.2%	27.10	1/9/2014	2,556,457	6,478,563
Scott N. Semel	180,000	3.8%	27.10	1/9/2014	3,067,748	7,774,276

Aggregate Option Exercises in Fiscal Year 2004 and Fiscal Year-End 2004 Option Values

     The following table sets forth certain information regarding the exercise of stock options by our Named Executive Officers during the year ended December 31, 2004 and stock options held as of December 31, 2004 by our Named Executive Officers.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at		Options at
	Acquired		December 31, 2004 (#)		December 31, 2004($)(1)
Name	on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Gyenes	—	$—	1,072,617	660,419	$2,179,251	$1,525,681
Peter Fiore	—	—	497,060	349,376	789,889	499,125
Robert C. McBride	—	—	127,603	209,897	408,116	268,509
Scott N. Semel	—	—	55,858	233,517	297,274	301,945

(1)	Based on the closing sales price of $16.31 of the underlying securities on December 31, 2004, as reported on the NASDAQ National Market, minus the exercise price.

Director Compensation

      Our employee directors do not receive any additional compensation for serving as a director. For the first quarter of 2004, we paid each non-employee director a quarterly fee of $5,000 and an additional fee of $1,000 for each board meeting attended. In addition, members of the Audit Committee and Compensation Committee received $1,000 for each committee meeting attended. For the remaining quarters of 2004 we paid outside directors a quarterly fee of $6,000, an additional fee of $1,000 for each board meeting attended and an additional fee of $1,000 for each Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee meeting attended. Additionally, for 2004, the Chairmen of the Audit and Compensation Committees were paid an additional annual fee of $10,000 and the Chairman of the Nominating and Corporate Governance Committee was paid an additional $7,500 per year. For 2005, outside directors will receive a quarterly fee of $6,000, an additional fee of $1,000 for each board meeting attended and an additional fee of $1,000 for each Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee meeting attended. The Chairmen of the Audit and Compensation Committees will each receive an additional annual fee of $10,000. The Chairman of the Nominating and Corporate Governance Committee will receive an additional $7,500 per year. We reimburse each director, whether or not an employee, for out-of-pocket expenses, including travel expenses, incurred in connection with attending board and committee meetings. Each director is also eligible to participate in our medical, dental and vision benefits plans. In 2004, Mr. Morrill participated in all three plans, and no other director elected to participate.

We paid all of Mr. Morrill’s premium costs for such plans, which totaled $10,330 in 2004. The cost of premiums for such plans for 2005 is expected to be approximately $9,700.

     Our Director Plan provides for the grant of options to non-employee directors pursuant to an automatic, non-discretionary grant mechanism. Directors are automatically granted an option to purchase 20,000 shares of Common Stock upon initial election to our Board of Directors and an additional option to purchase 15,000 shares of Common Stock annually thereafter, and upon re-election. Each such option is granted at the fair market value of Common Stock on the date of grant. Because directors serve three-year terms, options granted under our Director Plan become exercisable over three years with one-third of the shares vesting on each anniversary of the grant date.

Employment Agreements and Change in Control Arrangements with Named Executive Officers

     On June 17, 2003, we effected a one-for-four reverse split of our Common Stock. Accordingly, all per share amounts and share prices have been restated as though the reverse stock split had been in effect for all periods presented.

     On January 26, 2005, our Board of Directors granted shares of restricted common stock (“Performance Shares”) to our executive officers. The Performance Shares were granted as a means to further align the interests of the executive officers with those of our shareholders and as a means of retention. The Performance Shares are designed to vest based upon our attainment of specified earnings performance growth targets. Each Performance Share has a purchase price of $0.01 per share. In connection with the proposed acquisition by International Business Machines Corporation (“IBM”) of Ascential Software (as discussed in more detail below), the Performance Shares will be converted into a cash retention award. The agreements that Messrs. Gyenes, McBride and Semel entered into with IBM (as discussed in more detail below) provide that each executive officer will (absent a voluntary termination without good reason or a termination for cause) receive payment of the full amount of his retention award upon the expiration of his transition period. This will result in a payment of approximately $3,515,000 to Mr. Gyenes and $1,184,000 each to Messrs. McBride and Semel. The agreement that Mr. Fiore entered into with IBM provides (absent a voluntary termination without good reason or a termination for cause) for payment of the amount of his retention award in four equal increments on the first four six-month anniversaries of the date the stockholders approve the acquisition. This will result in a payment of approximately $1,757,500 to Mr. Fiore.

     On July 31, 2000, we entered into an employment arrangement with Peter Gyenes which provides for an annual base salary of $600,000 and an annual incentive cash bonus payable pursuant to the terms of the our executive bonus plan at a target incentive of 100% of his annual base. This arrangement also provided for a retention payment of $875,000 which was paid on August 1, 2000 and for an equal retention payment of $875,000 which was paid on April 15, 2001. In connection with this arrangement, we also granted Mr. Gyenes an option under the 1994 Plan to acquire 246,250 shares of Common Stock and an option under the 1997 Plan to acquire 128,750 shares of Common Stock, in each case at $19.75 per share, representing the fair market value per share on the grant date. The shares granted under the 1994 Plan vest at the rate of 25% on July 14, 2000 and 2.08% each month thereafter. The shares granted under the 1997 Plan vest at the rate of 25% per year. On May 1, 2002, Mr. Gyenes voluntarily reduced his annual salary to $375,000. In January 2004, our Board of Directors voted to increase Mr. Gyenes’ annual salary to $425,000 effective January 1, 2004.

     On April 22, 2003, we entered into a Change of Control Agreement with Mr. Gyenes (the “2003 Gyenes Agreement”), the terms of which superseded the change in control benefits under an Amended and Restated Change of Control and Severance Agreement dated May 1, 2002 (the “2002 Gyenes Agreement”). The 2003 Gyenes Agreement provides for cash severance payments, acceleration of unvested options and excise tax protection in the event of a change of control. With respect to cash severance payments, the 2003 Gyenes Agreement provides that if Mr. Gyenes’ employment is terminated other than for cause within one year after a change of control, he will be paid the greater of $3.0 million or three times his base salary plus his target bonus in effect prior to the termination of his employment. In addition, Mr. Gyenes will be entitled to continuing health care benefits during the 18 months immediately after the termination of his employment, and during the period between 19 and 36 months after the termination of his employment, we will arrange for health insurance with benefits comparable to those he received during his employment. With respect to the acceleration of vesting of stock options, the 2003 Gyenes Agreement provides that if a change of control occurs, vesting of Mr. Gyenes’ outstanding options will accelerate in full, provided that Mr. Gyenes is employed by us on the date on which the change of control occurs. In addition, if Mr. Gyenes’ employment is terminated other than for cause within a year after a change of control, any unvested options shall fully vest. If Mr. Gyenes becomes entitled to receive severance under the 2003 Gyenes Agreement, he shall have up to three years from the date of termination of his employment to exercise his vested options, unless he becomes employed by a competitor, or unless the term of the option would otherwise expire, at which time the options will terminate. Pursuant to those terms of the 2002 Gyenes Agreement that were not superseded by the 2003 Gyenes Agreement, if Mr. Gyenes’ employment is terminated by us for any reason other than for cause either prior to a change of control, or more than one year following a change of control, he shall be paid the greater of two years’ base salary or $1.2 million and all stock options that were unvested as of July 1, 2001 shall immediately vest; in addition, Mr. Gyenes shall be eligible for continued receipt of benefits for up to two years. Pursuant to the 2002 Gyenes Agreement, all other options held by Mr. Gyenes shall continue to vest for two years after the date of termination of employment and shall be exercisable for 27 months after the date of termination.

     On July 31, 2000, we entered into a compensation arrangement with Peter Fiore which provided for an annual base salary of $500,000 and an annual incentive bonus issued under our executive bonus plan. The annual incentive bonus is based on our achievement for a fiscal year measured against objectives for the fiscal year established by our Board of Directors. This arrangement also provided for a retention payment of $155,000 which was paid on July 31, 2000 and for a second retention payment of $155,000 which was paid on April 15, 2001. In connection with his employment, we granted Mr. Fiore an option under the 1994 Plan to acquire 125,000 shares of Common Stock at an exercise price of $20.00 per share, equal to the fair market value per share on the grant date, subject to vesting at a rate of 25% on after one year, and 2.08% each month thereafter. On May 1, 2002, Mr. Fiore voluntarily reduced his annual salary to $375,000.

     On April 22, 2003, we entered into a Change of Control Agreement with Mr. Fiore (the “2003 Fiore Agreement”), the terms of which superseded the change in control benefits under an Amended and Restated Change of Control and Severance Agreement dated May 1, 2002 (the “2002 Fiore Agreement”). The 2003 Fiore Agreement provides for cash severance payments, acceleration of unvested options and excise tax protection in the event of a change of control. With respect to cash severance payments, the 2003 Fiore Agreement provides that if Mr. Fiore’s employment is terminated other than for cause within one year after a change of control, he will be paid the greater of $2.4 million or three times his base salary plus his target bonus in effect prior to the termination of his employment. In addition, Mr. Fiore will be entitled to continuing health care benefits during the 18 months immediately after the termination of his employment, and during the period between 19 and 36 months after the termination of his employment, we will arrange for health insurance with benefits comparable to those he received during his employment. With respect to the acceleration of vesting of stock options, the 2003 Fiore Agreement provides that if a change of control occurs, vesting of Mr. Fiore’s outstanding options will accelerate in full, provided that Mr. Fiore is employed by us on the date on which the change of control occurs. In addition, if Mr. Fiore’s employment is terminated other than for cause within a year after a change of control, any unvested options shall fully vest. If Mr. Fiore becomes entitled to receive severance under the 2003 Fiore Agreement, he shall have up to three years from the date of termination of his employment to exercise his vested options, unless he becomes employed by a competitor, or unless the term of the option would otherwise expire, at which time the options will terminate. Pursuant to those terms of the 2002 Fiore Agreement that were not superseded by the 2003 Fiore Agreement, if Mr. Fiore’s employment is terminated by us for any reason other than for cause either prior to a change of control, or more than one year following a change of control, he shall be paid the greater of two years’ base salary or $1.2 million and all stock options that were unvested as of July 1, 2001 shall immediately vest; in addition, Mr. Fiore shall be eligible for continued receipt of benefits for up to two years. Pursuant to the 2002 Fiore Agreement, all other options held by Mr. Fiore shall continue to vest for two years after the date of termination of employment and shall be exercisable for 15 months after the date of termination.

     On June 13, 2001, we entered into an employment arrangement with Robert C. McBride which provides for an annual base salary of $250,000 and an annual incentive bonus issued under our executive bonus plan. The annual incentive bonus is based on our achievement for a fiscal year measured against objectives for the fiscal year established by our Board of Directors. Mr. McBride also received a $50,000 sign-on payment, which would have been repayable to us upon his voluntary termination of employment within twelve months of Mr. McBride’s date of hire. In connection with his employment, Mr. McBride was granted an option under the 1994 Plan to acquire 100,000 shares of Common Stock at an exercise price of $14.68 per share, equal to the fair market value per share on the grant date, subject to vesting at a rate of 25% after one year and 2.08% each month thereafter.

     On April 22, 2003, we entered into a Change of Control Agreement with Mr. McBride (the “2003 McBride Agreement”), the terms of which superseded the change in control benefits under an Amended and Restated Change of Control and Severance Agreement dated March 8, 2002 (the “2002 McBride Agreement”). The 2003 McBride Agreement provides for cash severance payments, acceleration of unvested options and excise tax protection in the event of a change of control. With respect to cash severance payments, the 2003 McBride Agreement provides that if Mr. McBride’s employment is terminated other than for cause within one year after a change of control, he will be paid three times his base salary plus his target bonus in effect prior to the termination of his employment. In addition, Mr. McBride will be entitled to continuing health care benefits during the 18 months immediately after the termination of his employment, and during the period between 19 and 36 months after the termination of his employment, we will arrange for health insurance with benefits comparable to those he received during his employment. With respect to the acceleration of vesting of stock options, the 2003 McBride Agreement provides that if a change of control occurs, vesting of Mr. McBride’s outstanding options will accelerate in full, provided that Mr. McBride is employed by us on the date on which the change of control occurs. In addition, if Mr. McBride’s employment is terminated other than for cause within a year after a change of control, any unvested options shall fully vest. If Mr. McBride becomes entitled to receive severance under the 2003 McBride Agreement, he shall have up to three years from the date of termination of his employment to exercise his vested options, unless he becomes employed by a competitor, or unless the term of the option would otherwise expire, at which time the options will terminate. Pursuant to those terms of the 2002 McBride Agreement that were not superseded by the 2003 McBride Agreement, if Mr. McBride’s employment is terminated by us for any reason other than for cause either prior to a change of control, or more than one year following a change of control, he shall be paid two years’ base salary and all stock options that were unvested as of July 1, 2001 shall immediately vest; in addition, Mr. McBride shall be eligible for continued receipt of benefits for up to two years. Pursuant to the 2002 McBride Agreement, all other options held by Mr. McBride shall continue to vest for a year after the date of termination of employment and shall be exercisable for 15 months after the date of termination.

     On April 22, 2003, we entered into a Change of Control Agreement with Scott N. Semel (the “Semel Agreement”). The Semel Agreement provides for cash severance payments, acceleration of unvested options and excise tax protection in the event of a change of control. With respect to cash severance payments, the Semel Agreement provides that if Mr. Semel’s employment is terminated other than for cause within one year after a change of control, he will be paid three times his base salary plus his target bonus in effect prior to the termination of his employment. In addition, Mr. Semel will be entitled to continuing health care benefits during the 18 months immediately after the termination of his employment, and during the period between 19 and 36 months after the termination of his employment, we will arrange for health insurance with benefits comparable to those he received during his employment. With respect to the acceleration of vesting of stock options, the Semel Agreement provides that if a change of control occurs, vesting of Mr. Semel’s outstanding options will accelerate in full, provided that Mr. Semel is employed by us on the date on which the change of control occurs. In addition, if Mr. Semel’s employment is terminated other than for cause within a year after a change of control, any unvested options shall fully vest. If Mr. Semel becomes entitled to receive severance under the Semel Agreement, he shall have up to three years from the date of termination of his employment to exercise his vested options, unless he becomes employed by a competitor, or unless the term of the option would otherwise expire, at which time the options will terminate.

     We maintain a “split dollar” life insurance arrangement, assumed in our acquisition of Ardent, with respect to Messrs. Gyenes and Fiore. Pursuant to these arrangements, the recipients may borrow against the excess cash surrender values of their policies over cumulative paid-in premiums. We are entitled to recover the amount of premiums paid by us upon termination of the policy or death of the recipient. Following the passage of the Sarbanes-Oxley Act of 2002, we ceased paying premiums on policies held by Messrs. Gyenes and Fiore. In 2004, we paid Mr. Fiore the amount of $67,394 and paid Mr. Gyenes the amount of $151,414 which, after the impact of payroll taxes, represented the amount of the annual premium on their respective split dollar life insurance policies. We will not be entitled to be reimbursed for these payments. We have no plans to offer similar arrangements to additional executive officers or employees.

     On March 14, 2005 we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 13, 2005 by and among us, IBM and Ironbridge Acquisition Corporation, a wholly-owned subsidiary of IBM, pursuant to which Ironbridge Acquisition Corporation will be merged with and into us and we will become a wholly-owned subsidiary of IBM. In connection with the Merger Agreement, each of the Named Executive Officers, as well as certain other of our officers and employees, entered into employment agreements with IBM which, subject to the closing of the merger, will supersede the employment and change of control arrangements discussed above. These employment and change of control arrangements, as well as additional information regarding payments and benefits to which the Named Executive Officers and directors may be entitled in connection with the consummation of the merger, are summarized in our definitive proxy statement filed with the SEC on April 1, 2005 and in our supplemental proxy statement filed with the SEC on April 14, 2005.

     We have adopted a Stockholders’ Rights Agreement and in connection therewith have declared a dividend of one purchase right (each a “Right” and collectively, the “Rights”) for each share of Common Stock outstanding on September 17, 1991 and each share of Common Stock thereafter issued. The Rights trade together with the Common Stock and generally become exercisable on the tenth day after a person or group (i) acquires 20% of more of the outstanding Common Stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 20% or more of the Common Stock. In the event that a person or group acquires 20% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 20% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for the exercise price of the Right (currently, $240) for Common Stock (or in the event that sufficient Common Stock is not available, either preferred stock, debt securities or other assets available with a value equal to a share of Common Stock) in an amount equal to the then current exercise price of the Right divided by one half the then current market price of a share of Common Stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for the exercise price of the Right for common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by our Board of Directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or July 25, 2005. In connection with the execution of the Merger Agreement, the Stockholders’ Rights Agreement was amended to (i) render it inapplicable to the Merger Agreement and the merger; (ii) to ensure that (A) none of IBM or its subsidiaries is deemed an Acquiring Person, (B) a “Distribution Date” or a “Shares Acquisition Date” (as such terms are defined in the Stockholders’ Rights Agreement) does not occur and (C) the Rights do not become exercisable, solely by reason of the execution of the Merger Agreement, the consummation of the merger or compliance with the terms of the Merger Agreement; and (iii) provide that Rights terminate immediately prior to the effective time of the merger. These provisions will become null and void if the Merger Agreement is terminated.

     Other than as described above, we do not have any employment contracts, termination arrangements or change of control arrangements with any of our Named Executive Officers. See also “Certain Relationships and Related Transactions” in Item 13 below.

Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee during 2004 were David J. Ellenberger and William J. Weyand. No member of the Compensation Committee was at any time during 2004, or formerly, our officer or employee or an officer or employee of any of our subsidiaries. No member of the Compensation Committee had any relationship with us during 2004 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

     During 2004, none of our executive officers served as a member of our Board of Directors or Compensation Committee (or other committee serving an equivalent function) of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Equity Compensation Plan Information

     The following table provides information about common stock authorized for issuance under our equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Number of
Securities
	Number of		Remaining
	Securities	Weighted	Available for
	to Be Issued	Average	Future Issuance
	Upon	Exercise	under
	Exercise of	Price of	Equity
	Outstanding	Outstanding	Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants	Securities Reflected
Plan Category	Rights(1)	and Rights	in Column (a))(2)
Equity compensation plans approved by security holders	4,405,801	$22.04	3,790,587(3)
Equity compensation plans not approved by security holders	5,655,215	$16.51	2,587,426

Total	10,061,016	$18.93	6,378,013

(1)	This table excludes an aggregate of 1,588,242 shares issuable upon exercise of outstanding options that were assumed in connection with various acquisition transactions. The weighted-average exercise price of the excluded options is $23.45.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2004, 1,650,000 shares under the 1994 Plan and 1,625,000 under the 1998 Plan may be used for the award of restricted stock.

(3)	Includes 1,169,854 shares issuable under our 1997 Employee Stock Purchase Plan as of December 31, 2004.

Equity Compensation Plans Not Approved by Stockholders

     Presently, we grant stock option awards under two equity compensation plans that are not approved by our stockholders — the 1997 Non-Statutory Stock Option Plan (as amended, the “1997 Plan”) and the Amended and

Restated 1998 Non-Statutory Stock Option and Award Plan (the “1998 Plan”). The following descriptions of the material terms of the plans are qualified in their entirety by reference to the 1997 Plan and the 1998 Plan.

1997 Non-Statutory Stock Option Plan

      General

     In July 1997, our Board of Directors adopted the 1997 Plan for the purposes of granting non-statutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentives to employees and promoting the success of our business. Under the 1997 Plan, we are currently authorized to grant non-statutory stock options to purchase an aggregate of 425,000 shares of common stock.

     The 1997 Plan is administered by a committee of our Board of Directors (the “1997 Committee”). The members of the 1997 Committee are appointed from time to time by, and serve at the pleasure of, our Board of Directors. At present, the 1997 Committee is made up of the members of our Compensation Committee.

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

      Eligibility

     The 1997 Plan provides that non-statutory stock options may be granted to our employees (including officers and directors who are also employees) and our consultants (including advisors); provided, however, that options may only be granted to our officers and our employee directors as an inducement essential to their entering into an employment contract with us.

      Amendment and Termination

     Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, our Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1997 Plan or any part of it; however, no such amendment, alteration, suspension or termination may impair the rights of any option holder without the consent of the option holder. The 1997 Plan is effective for a term of 10 years and will terminate on July 22, 2007, unless terminated earlier by our Board of Directors.

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

Amended and Restated 1998 Non-Statutory Stock Option and Award Plan

      General

     In July 1998, our Board of Directors adopted the 1998 Plan for the purposes of granting non-statutory stock option awards to attract and retain the best available personnel for positions of substantial responsibility, providing additional incentive to our employees and consultants and promoting the success of our business. In June 2003, the 1998 Plan was amended to provide for the issuance of restricted stock awards to our employees and consultants. Under the 1998 Plan 8,125,000 shares of common stock are authorized for issuance.

     The 1998 Plan is presently administered by a committee of our Board of Directors (the “1998 Committee”). The members of the 1998 Committee are appointed from time to time by, and serve at the pleasure of, our Board of Directors. At present, our Compensation Committee administers the 1998 Plan. The Compensation Committee has delegated authority to administer the 1998 Plan to a Stock Option Committee of which our Chairman of the Board of Directors and Chief Executive Officer, Peter Gyenes, is the sole member. The Stock Option Committee has the authority to select our employees, other than officers (as defined) and directors, to whom options may be granted under the 1998 Plan. At each regularly scheduled meeting of the Board of Directors and of the Compensation Committee, all such option grants by the Stock Option Committee issued since the prior scheduled meeting are reviewed. In addition, our current practice is to have the Compensation Committee and/or the Board of Directors determine, authorize and approve annual executive option grants.

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

      Eligibility

     The 1998 Plan provides that non-statutory stock options and restricted stock may be granted to our employees (including officers) and our consultants (including advisors).

      Amendment and Termination

     Subject to the relevant requirements of The Nasdaq Stock Market regarding shareholder approval, our Board of Directors may, in its discretion, amend, alter, suspend or terminate the 1998 Plan or any part it; however, no such amendment, alteration, suspension or termination shall impair the rights of any option holder without the consent of the option holder. The 1998 Plan is effective for a term of 10 years and will terminate on July 17, 2008, unless terminated earlier by the Board of Directors.

      Changes in Capital Structure

     In the event of a stock dividend, stock split, reverse stock split, combination, reclassification or similar event, the number of shares authorized for issuance under the 1998 Plan, the outstanding options and awards and the exercise price of such options will be proportionately adjusted.

     In the event of any merger, direct or indirect purchase, consolidation, or otherwise, of all or substantially all of our business and/or assets, all of our obligations under the 1998 Plan, with respect to the options granted under the 1998 Plan, shall be binding on any successor.

Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2005 by: (1) each person known to us to beneficially own 5% of more of our outstanding common stock; (2) each of our directors; (3) our Named Executive Officers; and (4) all of our directors and current executive officers as a group.

     Information with respect to beneficial ownership is based upon information furnished by each director and executive officer or contained in filings made with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, to our knowledge, all persons named in the table below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of March 29, 2005 (but without giving effect to any possible acceleration of the vesting of options as a result of the Merger Agreement) are deemed to be beneficially owned by the person holding such options or warrants (regardless of the exercise price thereof and its relation to the merger consideration of $18.50 per share (the “Merger Consideration”) to be paid to stockholders under the Merger Agreement) for the purpose of computing the percentage of beneficial ownership of such person but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Except as otherwise noted, the address of each person in the table is c/o Ascential Software Corporation, 50 Washington Street, Westborough, Massachusetts 01581.

		Percentage of
	Number of Shares	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding(1)
5% Stockholders
Merrill Lynch & Co., Inc.(2)	3,626,306	6.1%
c/o Merrill Lynch Investment Managers, L.P.
800 Scudders Mill Road
Plainsboro, New Jersey 08536
Directors and Officers
Peter Gyenes(3)	1,530,574	2.5%
Robert M. Morrill(4)	170,734	*
John J. Gavin, Jr.(5)	17,500	*
David J. Ellenberger(6)	12,500	*
William J. Weyand(7)	8,334	*
Peter Fiore(8)	710,544	1.2
Robert C. McBride(9)	266,405	*
Scott N. Semel(10)	195,762	*
All directors and current executive officers as a group (8 people)(11)	2,912,353	4.7%

*	Less than 1%.

(1)	The percentage of ownership for each person listed in the table above is based on 59,687,118 shares of common stock outstanding as of March 29, 2005, together with applicable options or warrants for such person (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration).

(2)	Includes 1,074,940 shares of common stock held by Merrill Lynch Investment Managers, L.P. d/b/a Merrill Lynch Investment Managers (“MLIM LP”) and 2,551,366 shares of common stock held by Fund Asset Management, L.P. d/b/a Fund Asset Management (“FAM LP”). Both MLIM LP and FAM LP are indirect wholly owned subsidiaries of Merrill Lynch & Co., Inc. (“ML&Co.”) and accordingly, ML&Co. may be deemed to beneficially own such shares of common stock. MLIM LP and FAM LP are investment advisors registered under Section 203 of the Investment Advisors Act of 1940 and act as investment advisors for certain registered investment companies as well as client accounts. This information is based solely upon information provided by Merrill Lynch Investment Managers, a division of ML&Co., to us on March 17, 2005. On March 8, 2005, Merrill Lynch & Co., Inc. filed Amendment No. 1 to Schedule 13G, reporting that, as of March 31, 2005, Merrill Lynch & Co., Inc., on behalf of Merrill Lynch Investment Managers, decreased its beneficial ownership of shares of our common stock to less than 5% of our outstanding shares of common stock.

(3)	Includes 1,271,054 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005. Mr. Gyenes is the Chairman of our Board of Directors and our Chief Executive Officer.

(4)	Includes 79,109 shares of common stock held in trust for the benefit of Mr. Morrill’s children. Mr. Morrill and his wife each serve as trustee over such trusts, and Mr. Morrill has shared voting and shared investment power over the shares held therein. Also includes 91,625 shares of common stock issuable upon exercise of outstanding options, which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Morrill is a member of our Board of Directors.

(5)	Consists of 17,500 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Gavin is a member of our Board of Directors.

(6)	Consists of 12,500 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Ellenberger is a member of our Board of Directors.

(7)	Consists of 8,334 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Weyand is a member of our Board of Directors.

(8)	Includes 606,226 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Fiore is our President.

(9)	Includes 196,092 shares of common stock issuable upon exercise of outstanding options, which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. McBride is our Vice President and Chief Financial Officer.

(10)	Includes 128,878 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration). Mr. Semel is our Vice President, General Counsel and Secretary.

(11)	Includes 2,332,209 shares of common stock issuable upon exercise of outstanding options which are presently exercisable or will become exercisable within 60 days of March 29, 2005 (without giving effect to any possible acceleration of vesting of options pursuant to the Merger Agreement and regardless of the exercise price of such option and its relation to the Merger Consideration).

Item 13. Certain Relationships and Related Transactions

               Pursuant to both Article VI of our Second Amended and Restated Bylaws and Section 6 of each Indemnity Agreement that we enter into with our executive officers and directors, we have agreed to advance expenses incurred by indemnified parties in connection with the investigation, defense, settlement or appeal of threatened, pending or completed action or suits against such parties in their capacity as our agent. Under both our Second Amended and Restated Bylaws and each Indemnity Agreement, the indemnified party will repay us for any advanced expenses if it is ultimately determined that the indemnified party is not entitled to be indemnified by us. Under the Merger Agreement, IBM has agreed to keep these provisions in place for the benefit of our directors and officers.

Item 14. Principal Accountant Fees and Services

          Audit Fees

The following table summarizes the fees incurred by PricewaterhouseCoopers LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2003:

Fee Category	2004	2003
Audit Fees (1)	$2,520,000	$1,019,000
Audit-Related Fees (2)	39,000	257,000
Tax Fees (3)	159,000	77,000
All Other Fees	—	—

Total Fees	$2,718,000	$1,353,000

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the audit of management’s assessment of the effectiveness of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit fees in 2004 include $1,700,000 in fees for the audit of management’s assessment of the effectiveness of our internal control over financial reporting. The total amount of audit fees for 2004 includes an estimate of amounts not yet billed.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services in 2004 relate to consultations concerning financial accounting and reporting standards. These services in 2003 relate to due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

None of the audit–related fees for 2004 or 2003 were provided under the de minimis exception to the audit committee pre-approval requirements.

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Substantially all of the fees in 2004 and 2003 were for tax advice and tax planning services relating to assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from taxing authorities.

None of the tax fees for 2004 or 2003 were provided under the de minimis exception to the audit committee pre-approval requirements.

Pre-Approval Policy and Procedures

          Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

     Our Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of our Audit Committee pursuant to this delegated authority is reported at the next meeting of the Audit Committee.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascential Software Corporation

By: /s/ Peter Gyenes
Peter Gyenes
Chief Executive Officer and
Chairman of the Board of Directors

Date: April 22, 2005